Form 10QSB
period 2007-06-30
First Trinity Financial CORP
filed 2007-08-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From                    to                     .
Commission file number 000-52613
FIRST TRINITY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Oklahoma	34-1991436

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer number)

7633 East 63rd Place, Suite 230, Tulsa, Oklahoma 74133

(Address of principal executive offices)
(918) 249-2438
(Issuer’s telephone number)
N/A
Former name, former address an former fiscal year, if changed since last year
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 9, 2007: 5,805,000 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐       No ☑

FIRST TRINITY FINANCIAL CORPORATION

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $298,747 and $298,256 at June 30, 2007 and December 31, 2006, respectively)	$299,343	$297,680

Total investments	299,343	297,680

Cash and cash equivalents	10,370,454	10,677,554
Accrued investment income	9,629	9,650
Premiums receivable	4,282	—
Advances to agents	24,852	171
Reinsurance recoverable	27,809	—
Deferred policy acquisition costs	156,455	—
Office furniture and equipment (net of accumulated depreciation: $13,007 and $8,723 at June 30, 2007 and December 31, 2006, respectively)	55,170	51,359
Loans from premium financing	1,468,108	—
Other assets	5,806	13,472

Total assets	$12,421,908	$11,049,886

Liabilities and Shareholders’ Equity
Benefit reserves (net of reinsurance ceded reserves of $252 in 2007 and none in 2006)	$188,693	$—
Policy claims	84,760	—
Deposits on pending policy applications	119,920	—
Accounts payable and accrued expenses	51,437	70,769

Total liabilities	444,810	70,769

Shareholders’ equity
Common stock subscribed	—	25,059
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 and 3,000,000 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	58,050	30,000
Additional paid-in capital	13,806,503	12,498,891
Accumulated other comprehensive income (loss)	596	(576)
Accumulated deficit	(1,888,051)	(1,574,257)

Total shareholders’ equity	11,977,098	10,979,117

Total liabilities and shareholders’ equity	$12,421,908	$11,049,886

See notes to financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Premium income	$332,758	$—	$332,758	$—
Income from premium financing	49,454	—	37,865	—
Net investment income	262,219	97,631	130,002	65,712
Other income	3,000	—	—	—

Total revenues	647,431	97,631	500,625	65,712

Expenses
Death benefits	84,760	—	84,760	—
Death benefits ceded	(27,809)	—	(27,809)	—

Net death benefits	56,951	—	56,951	—
Increase in benefit reserves	188,693	—	188,693	—
Acquisition costs deferred	(209,096)	—	(209,096)	—
Amortization of deferred acquisition costs	52,641	—	52,641	—
Commissions	185,389	—	185,389	—
Salaries and wages	315,850	184,092	158,675	87,340
Other insurance and administrative expenses	370,797	197,691	202,040	116,610

Total expenses	961,225	381,783	635,293	203,950

Net loss	$(313,794)	$(284,152)	$(134,668)	$(138,238)

Net loss per common share basic and diluted	$(0.05)	$(0.07)	$(0.02)	$(0.03)

See notes to financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30
	2007	2006

Net cash used in operating activities	$(141,500)	$(278,610)

Investing activities
Loans for premiums financed	(1,468,108)	—
Net additions to furniture and equipment	(8,095)	—

Net cash used in investing activities	(1,476,203)	—

Financing activities
Proceeds from public stock offering	1,495,480	4,809,719
Cost of stock offering	(184,877)	(506,200)

Net cash provided by financing activities	1,310,603	4,303,519

Increase (decrease) in cash	(307,100)	4,024,909

Cash and cash equivalents, beginning of period	10,677,554	3,000,135

Cash and cash equivalents, end of period	$10,370,454	$7,025,044

See notes to financial statements.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.	Organization and Accounting Policies

Nature of Operations

First Trinity Financial Corporation, (the “Company”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary. The Company raised $1,450,000 from two private placement stock offerings during 2004. On June 22, 2005 the Company’s intra-state public stock offering filed with the Oklahoma Department of Securities for a $12,750,000 intrastate public stock offering, which included a 10% “over-sale” provision (additional sales of $1,275,000), was declared effective. The offering was completed February 23, 2007. The Company raised $14,025,000 from this offering.

The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and initially capitalized with $1,000. Additional capital contributions of $500,000 and $1,500,000 were added during 2006 and 2007, respectively. FTCC was formed for the purpose of being a premium finance company and initially operate in the state of Oklahoma. FTCC commenced its financing of insurance premiums in January 2007. TLIC was incorporated on June 22, 2006 and was initially capitalized with $2,000,000 on September 28, 2006. TLIC was formed to be a life insurance company and initially operate in the state of Oklahoma. TLIC commenced the sale of life insurance products in March 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.

Certain financial information which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-SB and amendments thereto for the fiscal year ended December 31, 2006.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.	Organization and Accounting Policies (continued)

The results of operations for the six months and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or for any other interim period or for any other future year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Company, FTCC from its date of organization on March 9, 2006 and TLIC from its date of organization on June 22, 2006. All intercompany accounts and transactions are eliminated in consolidation.

Development Stage Activities

The Company was incorporated in Oklahoma on April 19, 2004 for the primary purpose of organizing a life insurance subsidiary. The Company was in the development stage until the public stock offering ended February 23, 2007.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net income or shareholder equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Deferred Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the production of new business are deferred and amortized over the life of the related policies. Refer to Revenues and Expenses discussed later regarding amortization methods. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.	Organization and Accounting Policies (continued)

Benefit Reserves and Policyholder Deposits

Reserves on traditional life insurance products are calculated using the net level premium method based upon estimated future investment yields, mortality, withdrawals and other assumptions. The assumptions used for prior year issues are locked in. Current year issues are reserved using updated assumptions determined by reviewing the Company’s experience and include a provision for possible unfavorable deviation. The mortality assumptions for regular ordinary business are based on the 2001 Valuation Basic Tables, Select and Ultimate.

Reinsurance

The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Amounts recoverable from reinsurers are estimated in a manner consistent with the related liabilities associated with the reinsured policies. These amounts are reported in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

Policy Claims

Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical market data applied to current exposure.

Loans from Premium Financing

Loans from premium financing are carried net of unearned interest and any estimated loan losses.

Federal Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined for tax reporting purposes.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.	Organization and Accounting Policies (continued)

Revenues and Expenses

Revenues on traditional life insurance products consist of direct premiums reported as earned when due. Liabilities for future policy benefits are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts. Acquisition costs are amortized over the premium paying period using the net level premium method. Traditional life insurance products are treated as long duration contracts since they are ordinary whole life insurance products, which generally remain in force for the lifetime of the insured.

Net Loss per Common Share

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the three months ended June 30, 2007 and 2006 were 5,805,000 and 4,270,885, respectively. The weighted average outstanding common shares for the six months ended June 30, 2007 and 2006 were 5,751,697 and 4,034,037, respectively.

2.	Segment Data

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires a “management approach” (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131.

The Company operates in three segments as shown in the following table. Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC. Results for the parent company, after elimination of intercompany amounts, are allocated to the Corporate segment.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
2.	Segment Data (continued)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Life and annuity insurance operations	$378,009	$—	$355,613	$—
Premium finance operations	59,453	—	42,962	—
Corporate operations	209,969	97,631	102,050	65,712

	$647,431	$97,631	$500,625	$65,731

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$(18,558)	$—	$11,367	$—
Premium finance operations	6,423	—	11,821	—
Corporate operations	(301,659)	(284,152)	(157,856)	(138,238)

	$(313,794)	$(284,152)	$(134,668)	$(138,238)

3.	Federal Income Taxes

The provision (benefit) for federal income taxes is based on the estimated effective annual tax rate. Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance has been established due to the uncertainty of loss carryforwards and unrealized investment losses.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
3.	Federal Income Taxes (continued)

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2004, 2005 and 2006 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net loss	$(313,794)	$(284,152)	$(134,668)	$(138,238)
Net unrealized losses on available-for-sale securities, net net of federal income taxes	1,172	—	596	—

Comprehensive loss	$(312,622)	$(284,152)	$(134,072)	$(138,238)

5.	Reinsurance

TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

6.	Loans from Premium Financing

The Company finances amounts up to 75% of the premium on casualty insurance policies after a 25% or greater down payment is made by the policy owner. The premiums financed are collateralized by the amount of the unearned premium of the insurance policy. Policies that become delinquent are submitted for cancellation and recovery of the unearned premium up to the amount of the loan balance 25 days after a payment becomes delinquent. Factors considered in determining loan losses are (1) the amount of loans with past due payments, (2) the value of the collateral associated with each delinquent loan and (3) the probability of receiving the unearned premium from the insurance company and insurance agent. Loans from premium financing are carried net of unearned interest and any estimated loan losses. Unearned interest was $49,783 at June 30, 2007 and none at December 31, 2006. There were no allowances for loan losses at June 30, 2007 and December 31, 2006.

Item 2. Managements Discussion and Analysis or Plan of Operation
Executive Overview
The following discussion highlights significant factors impacting the condensed consolidated operating results and financial condition of First Trinity Financial Corporation (“FTFC”) and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of June 30, 2007 and the three and six month periods then ended, as compared with the corresponding periods from the prior year. This supplementary financial information should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
FTFC was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary. The Company raised $1,450,000 from two private placement stock offerings during 2004. On June 22, 2005 the Company’s intra-state public stock offering filed with the Oklahoma Department of Securities for a $12,750,000 intrastate public stock offering, which included a 10% “over-sale” provision (additional sales of $1,275,000), was declared effective. The offering was completed February 23, 2007. The Company raised $14,025,000 from this offering.
The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and initially capitalized with $1,000. Additional capital contributions of $500,000 and $1,500,000 were added during 2006 and 2007, respectively. FTCC was formed for the purpose of being a premium finance company and initially operate in the state of Oklahoma. FTCC commenced its financing of insurance premiums in January 2007. TLIC was incorporated on June 22, 2006 and was initially capitalized with $2,000,000 on September 28, 2006. TLIC was formed to be a life insurance company and initially operate in the state of Oklahoma. TLIC commenced the sale of life insurance products in March 2007.
We were a development stage company until we commenced operations in 2007. We have incurred significant net losses since our inception. At March 31, 2007, we had an accumulated deficit of $1,753,382. These losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies. We expect to continue to incur operating losses until we achieve a volume of inforce life insurance policies that provides premiums that are sufficient to cover our operating cost.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On a continuing basis, we evaluate our estimates, including those related to deferred acquisition costs, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. We base such estimates on experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our condensed consolidated financial statements.
Deferred Acquisition Costs
The recovery of our deferred acquisition costs is dependent on the future profitability of the related business. Each reporting period, we evaluate the recoverability of the unamortized balance of the deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.
Policy Liabilities
Establishing liabilities for our long-duration insurance contracts requires various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical market data for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial estimates and judgment are required. Actual experience may emerge differently from that assumed. Any such difference would be recognized in the current year’s consolidated statement of operations.
Loans from Premium Financing
We continuously evaluate all of our loans based on current payment status. The collateral on loans that are in default is reviewed to determine the value of the collateral and evaluate the loan for potential loss.
Income Taxes
We evaluate our deferred income tax assets for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.

Business Segments
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with SFAS No. 131. Our business segments are as follows:
•         Life and Annuity Insurance Operations segment includes the initial product offering of TLIC.
•         Premium Finance Operations segment includes the financing activities marketed by FTCC.
•         Corporate Operations segment consists of the corporate accounts of FTFC.
Operating Results
Total condensed consolidated revenues for the three and six month periods ended June 30, 2007 were $500,625 and $647,431, respectively, compared to $65,712 and $97,631, respectively, for the corresponding periods in 2006. This increase in revenue is a function of the start-up of operations within TLIC and FTCC during 2007. The net loss for the three and six month periods ended June 30, 2007 were ($134,668) and ($313,794), respectively, compared to net losses of ($138,238) and ($284,152), respectively, for the corresponding periods in 2006. The increase in the net loss is primarily attributable to increased general expenses associated with the start-up of the Company, including the initial operations of the two subsidiaries.
Life and Annuity Insurance Operations
Revenues for the Life and Annuity Insurance Operations segment were $355,613 and $378,009, respectively, for the three and six month periods ended June 30, 2007. Pre-tax income (loss) for the three and six month periods ended June 30, 2007 was $11,367 and ($18,558), respectively. As previously indicated, TLIC began operations in March 2007.
TLIC currently offers one whole life insurance product. TLIC retains up to $55,000 in risk on each insured, while ceding any excess risk to two established reinsurance companies.
Premium Finance Operations
Revenues for the Premium Finance Operations segment were $42,962 and $59,453, respectively, for the three and six month periods ended June 30, 2007. Pre-tax income for the three and six month periods ended June 30, 2007 were $11,821 and $6,423, respectively. As previously indicated, FTC began operations in January 2007.
Corporate Operations
Revenues for the Corporate Operations segment were $102,050 and $209,969, respectively, for the three and six month periods ended June 30, 2007. Revenues in this segment for the three and six month periods ended June 30, 2006 were $65,712 and $97,631, respectively. This increase is primarily due to increased investment income earnings on the larger cash and cash equivalents held by FTFC after completion of the stock sale in February 2007. Pre-tax income (loss) for the three and six month periods ended June 30, 2007 were ($157,856) and ($301,659), respectively, compared to ($138,238) and ($284,152), respectively, for the three and six month periods ended June 30, 2006. The increase in the pre-tax loss in this segment is the result of increased general expenses during the ongoing start-up of the Company.

Investments, Liquidity and Capital Resources
Investments
The Company has maintained a sound, conservative investment strategy, with its investments being in government securities and money market funds to this point. We have recognized no other-than-temporary impairment losses during the six months ended June 30, 2007 or the corresponding period in 2006.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through June 30, 2007, we received approximately $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
At June 30, 2007 we had cash and cash equivalents totaling $10,370,454. The majority of our excess funds have been invested in money market mutual funds.
Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations.
Premiums, which include mortality and expense charges, and investment income are TLIC’s primary sources of cash flow used to meet short-term and long-term cash requirements. The Company’s short-term obligations consist primarily of sales and operating expenses. The Company’s principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. We believe these assumptions will produce revenues sufficient to meet our future contractual benefit obligations and operating expenses, and provide an adequate profit margin.
We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least 12 months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.
The Company will contribute $3,000,000 of capital to its life insurance subsidiary during 2007.
We will continue to explore various opportunities including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt. There are no restrictions as to use of funds except the restriction on TLIC as to the payment of cash dividends to FTFC.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2007.

Forward Looking Information
We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Statements using verbs such as “expect”, “anticipate”, “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields or the earnings and profitability of our activities.
Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable factors and developments. Some of these may be national in scope, such as general economic conditions, changes in tax laws and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments, industry consolidation and the effects of competition in the insurance business from other insurance companies and other financial institutions operating in our market area and elsewhere. Others may relate to the Company specifically, such as credit, volatility and other risks associated with our investment portfolio. We caution that such factors are not exclusive. We disclaim any obligation to update forward-looking information.
Item 3. Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act, as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2007 Annual Meeting of Stockholders on April 18, 2007 at the Doubletree Inn, 616 West Seventh Street, Tulsa, OK 74127. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: To elect the following nominees as directors to our board of directors, each to serve on our board of directors until his successor has been elected and qualified or until his earlier death, resignation or removal:

Nominee	For	Withheld
Bryan Chrisman	2,878,654	29,000
Scott Engebritson	2,878,654	29,000
Bill Hill	2,878,654	29,000
Charles “Tinker” Owens	2,878,454	29,200
Steve Owens	2,878,454	29,200
George Peintner	2,878,554	29,100
John Perkins	2,878,654	29,000
Wayne Pettigrew	2,878,654	29,000
Gary Sherrer	2,878,654	29,000
Gregg Zahn	2,878,654	29,000
Our board of directors consists of eleven members who are elected at each annual meeting of stockholders. One of the current eleven members of the board of directors was added at a board of directors meeting held after the annual shareholder meeting.
Proposal 2: To ratify the selection of Kerber, Eck and Braeckel LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Votes	For	Against	Abstain	Withheld

	2,810,204	25,000	3,400	69,050
Item 5. Other Information
At the time of our Annual Meeting of Stockholders on April 18, 2007, our board of directors consisted of 10 members. Our board voted to increase its size to12 members at its meeting on April, 18, 2007, held after the Annual Meeting of Stockholders. Our Bylaws permit the board to increase its size to 11 members but the board concluded that the Company would benefit immediately from the contribution of an additional member who had expressed his willingness to serve. Accordingly, the board now consists of 11 members and it is the board’s intention to propose an increase to 12 members at our next annual meeting. Until such time as the increase is approved by our stockholders, our board has asked Shannon Young to serve as an Advisory Director. In such capacity he will attend and participate in board meetings but will not be counted towards a quorum or have voting authority. We have provided biographical information about Mr. Young in our report of Form 10-SB. The report should reflect his capacity as an Advisory Director. Mr. Young will be compensated at the same rate as directors.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
Dated: August 10, 2007	By:	/s/ Scott Engebritson
Scott Engebritson, Chief Executive Officer

Dated: August 10, 2007	By:	/s/ William Lay
William Lay, Secretary, Treasurer and
Chief Financial Officer