Form 10QSB
period 2007-09-30
First Trinity Financial CORP
filed 2007-11-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From                      to                     .
Commission file number 1.000-52613
FIRST TRINITY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Oklahoma	34-1991436

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer number)
7633 East 63rd Place, Suite 230 Tulsa, Oklahoma 74133

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
Yes ☐          No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 9, 2007: 5,805,000 shares
Transitional Small Business Disclosure Format (Check one) Yes ☐     No ☑

FIRST TRINITY FINANCIAL CORPORATION
INDEX TO FORM 10-QSB
PART I. FINANCIAL INFORMATION

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Investments
Available-for-sale fixed maturities at fair value (amortized cost: $300,000 and $298,256 at September 30, 2007 and December 31, 2006, respectively)	$300,000	$297,680

Total investments	300,000	297,680

Cash and cash equivalents	10,035,771	10,677,554
Accrued investment income	12,182	9,650
Premiums receivable	13,204	—
Advances to agents	24,163	171
Reinsurance recoverable	2,536	—
Deferred policy acquisition costs	286,869	—
Office furniture and equipment (net of accumulated depreciation: $15,335 and $8,723 at September 30, 2007 and December 31, 2006, respectively)	55,211	51,359
Loans from premium financing	1,714,427	—
Other assets	18,912	13,472

Total assets	$12,463,275	$11,049,886

Liabilities and Shareholders’ Equity
Benefit reserves	$340,697	$—
Policy claims	8,896	—
Deposits on pending policy applications	142,760	—
Accounts payable and accrued expenses	69,475	70,769

Total liabilities	561,828	70,769

Shareholders’ equity
Common stock subscribed	—	25,059
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 and 3,000,000 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	58,050	30,000
Additional paid-in capital	13,806,503	12,498,891
Accumulated other comprehensive income (loss)	—	(576)
Accumulated deficit	(1,963,106)	(1,574,257)

Total shareholders’ equity	11,901,447	10,979,117

Total liabilities and shareholders’ equity	$12,463,275	$11,049,886

See notes to financial statements.

First Trinity Financial Corporation and Subidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Premium income	$585,169	$—	$252,411	$—
Income from premium financing	110,819	—	61,365	—
Net investment income	385,605	189,150	123,386	91,519
Other income	3,000	40	—	21

Total revenues	1,084,593	189,190	437,162	91,540

Expenses
Death benefits	93,164	—	8,404	—
Death benefits ceded	(29,307)	—	(1,498)	—

Net death benefits	63,857	—	6,906	—
Increase in benefit reserves	339,646	—	150,953	—
Acquisition costs deferred	(376,865)	—	(167,769)	—
Amortization of deferred acquisition costs	89,996	—	37,355	—
Commissions	318,468	—	133,079	—
Loan fees	16,344	—	16,344	—
Salaries and wages	430,121	315,769	114,271	131,677
Other insurance and administrative expenses	591,875	255,677	221,078	57,967

Total expenses	1,473,442	571,446	512,217	189,644

Net loss	$(388,849)	$(382,256)	$(75,055)	$(98,104)

Net loss per common share basic and diluted	$(0.07)	$(0.09)	$(0.01)	$(0.02)

See notes to financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30
	2007	2006

Net cash used in operating activites	$(227,496)	$(389,768)

Investing activities
Purchase of fixed maturities	—	(297,672)
Purchase of certificates of deposit	—	(2,500,000)
Sale of certificates of deposit	—	2,500,000
Loans for premiums financed	(1,714,427)	—
Net additions to furniture and equipment	(10,463)	(39,577)

Net cash used in investing activities	(1,724,890)	(337,249)

Financing activities
Proceeds from public stock offering	1,495,480	7,325,419
Cost of stock offering	(184,877)	(787,680)

Net cash provided by financing activities	1,310,603	6,537,739

Increase (decrease) in cash	(641,783)	5,810,722

Cash and cash equivalents, beginning of period	10,677,554	3,000,135

Cash and cash equivalents, end of period	$10,035,771	$8,810,857

See notes to financial statements.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
September 30, 2007
(Unaudited)
1.	Organization and Accounting Policies (continued)

The results of operations for the nine months and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2007 or for any other interim period or for any other future year.

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net income or shareholders’ equity.

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
September 30, 2007
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
September 30, 2007
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

Net Loss per Common Share

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the three months ended September 30, 2007 and 2006 were 5,805,000 and 4,786,331, respectively. The weighted average outstanding common shares for the nine months ended September 30, 2007 and 2006 were 5,777,435 and 4,284,034, respectively.

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

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
2. Segment Data (continued)

	Nine months ended		Three months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$654,043	$689	$276,034	$689
Premium finance operations	124,172	—	64,719	—
Corporate operations	306,378	188,501	96,409	90,851

Total	$1,084,593	$189,190	$437,162	$91,540

Income (loss) before income taxes:
Life and annuity insurance operations	$(32,129)	$689	$(13,571)	$689
Premium finance operations	29,221	(7,201)	22,798	(7,201)
Corporate operations	(385,941)	(375,744)	(84,282)	(91,592)

Total	$(388,849)	$(382,256)	$(75,055)	$(98,104)

3.	Federal Income Taxes

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
September 30, 2007
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

4.	Comprehensive Loss

The components of comprehensive loss, net of related federal income taxes, are as follows:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net loss	$(388,849)	$(382,256)	$(75,055)	$(98,104)
Net unrealized gains (losses) on available-for-sale securities, net of federal income taxes	576	—	(596)	—

Comprehensive loss	$(388,273)	$(382,256)	$(75,651)	$(98,104)

5.	Reinsurance

TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

6.	Loans from Premium Financing

The Company finances amounts up to 75% of the premium on casualty insurance policies after a 25% or greater down payment is made by the policy owner. The premiums financed are collateralized by the amount of the unearned premium of the insurance policy. Policies that become delinquent are submitted for cancellation and recovery of the unearned premium up to the amount of the loan balance 25 days after a payment becomes delinquent. Factors considered in determining loan losses are (1) the amount of loans with past due payments, (2) the value of the collateral associated with each delinquent loan and (3) the probability of receiving the unearned premium from the insurance company or insurance agent. Loans from premium financing are carried net of unearned interest and any estimated loan losses. Unearned interest was $43,048 at September 30, 2007 and none at December 31, 2006. There were no allowances for loan losses at September 30, 2007 and December 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Executive Overview
The following discussion highlights significant factors impacting the condensed consolidated operating results and financial condition of First Trinity Financial Corporation (“FTFC”) and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of September 30, 2007 and the three and nine month periods then ended, as compared with the corresponding periods from the prior year. This supplementary financial information should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and initially capitalized with $1,000. Additional capital contributions of $500,000 and $1,500,000 were added during 2006 and 2007, respectively. FTCC was formed for the purpose of being a premium finance company and initially operate in the state of Oklahoma and is currently licensed in Arkansas, Louisiana, and Oklahoma. FTCC commenced its financing of insurance premiums in January 2007. TLIC was incorporated on June 22, 2006 and was initially capitalized with $2,000,000 on September 28, 2006. TLIC was formed to be a life insurance company and initially operate in the state of Oklahoma. TLIC commenced the sale of life insurance products in March 2007.
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

Business Segments
Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information", requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with SFAS No. 131. Our business segments are as follows:
•	Life and Annuity Insurance Operations segment includes the initial product offering of TLIC.

•	Premium Finance Operations segment includes the financing activities marketed by FTCC.

•	Corporate Operations segment consists of the corporate accounts of FTFC.
Operating Results
Total condensed consolidated revenues for the three and nine month periods ended September 30, 2007 were $437,162 and $1,084,593, respectively, compared to $91,540 and $189,190, respectively, for the corresponding periods in 2006. This increase in revenue is a function of the start-up of operations within TLIC and FTCC during 2007. The net loss for the three and nine month periods ended September 30, 2007 were ($75,055) and ($388,849), respectively, compared to net losses of ($98,104) and ($382,256), respectively, for the corresponding periods in 2006. The increase in the net loss is primarily attributable to increased general expenses associated with the start-up of the Company, including the initial operation of the life insurance subsidiary.
Life and Annuity Insurance Operations
Revenues for the Life and Annuity Insurance Operations segment were $276,034 and $654,043, respectively, for the three and nine month periods ended September 30, 2007. Pre-tax loss for the three and nine month periods ended September 30, 2007 was ($13,571) and ($32,129), respectively. As previously indicated, TLIC began operations in March 2007.
TLIC currently offers one whole life insurance product. TLIC retains up to $55,000 in risk on each insured, while ceding any excess risk to two established reinsurance companies.
Premium Finance Operations
Revenues for the Premium Finance Operations segment were $64,719 and $124,172, respectively, for the three and nine month periods ended September 30, 2007. Pre-tax income for the three and nine month periods ended September 30, 2007 were $22,798 and $29,221, respectively. As previously indicated, FTCC began operations in January 2007.
Corporate Operations
Revenues for the Corporate Operations segment were $96,409 and $306,378, respectively, for the three and nine month periods ended September 30, 2007. Revenues in this segment for the three and nine month periods ended September 30, 2006 were $90,851 and $188,501, respectively. This increase is primarily due to increased investment income earnings on the larger cash and cash equivalents held by FTFC after completion of the stock sale in February 2007. Pre-tax loss for the three and nine month periods ended September 30, 2007 were ($84,282) and ($385,941), respectively, compared to ($91,592) and ($375,744), respectively, for the three and nine month periods ended September 30, 2006. The increase in the pre-tax loss in this segment is the result of increased general expenses during the ongoing start-up of the Company.

Investments, Liquidity and Capital Resources
Investments
The Company has maintained a sound, conservative investment strategy, with its investments being in government securities and money market funds to this point. We have recognized no other-than-temporary impairment losses during the nine months ended September 30, 2007 or the corresponding period in 2006.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through September 30, 2007, we received approximately $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
At September 30, 2007 we had cash and cash equivalents totaling $10,035,771. The majority of our excess funds have been invested in money market mutual funds.
Capital from the public offering will provide a considerable amount of operating funds for current and future operations.
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
The Company is authorized to contribute up to $3,000,000 of capital to its life insurance subsidiary during 2007.
We will continue to explore various opportunities including mergers and acquisitions and purchasing blocks of business from other companies, which may dictate a need for either long-term or short-term debt. There are no restrictions as to use of funds except the restriction on TLIC as to the payment of cash dividends to FTFC.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2007.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
William Lay was appointed Chief Financial Officer April 18, 2007 in addition to Secretary and Treasurer.
Item 6. Exhibits
10.5	Employment contract of Gregg Zahn, President

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
Dated: November 12, 2007	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

Dated: November 12, 2007	By:	/s/ William Lay
William Lay, Secretary, Treasurer and
Chief Financial Officer