Form 10KSB
period 2007-12-31
First Trinity Financial CORP
filed 2008-03-31
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2007

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
(918) 249-2438
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class
None
Securities registered pursuant to section 12(g) of the Exchange Act:
Title of Each Class
Common Stock, $.01 Par Value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the exchange act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,583,082
State the aggregate market value of the voting equity held by non-affiliates.
Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of March 1, 2008: 5,805,000 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this report.
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

FIRST TRINITY FINANCIAL CORPORATION

PART I
Item 1. Description of Business
(a) Business Development
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning and managing life insurance and premium finance companies. The Company was in the development stage since inception and conducted virtually no business operations, other than organizational activities prior to January 2007. The Company sold 2,000,000 common shares at $.10 per share to its organizing shareholders in April of 2004 for total proceeds of $200,000, in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. No underwriter was involved in connection with the issuance of our shares, and we paid no finder’s fees in the April 2004 private placement.
On May 21, 2004, we undertook a private placement of 1,000,000 shares of common stock for gross proceeds of $1,250,000. This private placement, which was concluded on August 31, 2004, was conducted in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. No underwriter was involved in connection with the issuance of our shares, and we paid no finder’s fees in the private placement.
On June 22, 2005 the Company registered 2,550,000 shares to be sold at $5.00 per share in an intrastate public offering with the Oklahoma Securities Commission for gross proceeds in the amount of $12,750,000 with a 10% oversale provision. The offering was sold by issuer agents registered with the Oklahoma Securities Commission. That offering was completed on February 23, 2007 with gross proceeds of $14,025,000 including the 10% oversale. The offering was sold pursuant to a registration with the Oklahoma Securities Commission and pursuant to an exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 promulgated thereunder.
The net proceeds of the offerings were used to capitalize a life insurance subsidiary, a premium finance company and provide working capital. Two million dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, Trinity Life Insurance Company (“TLIC”) in September 2006 and an additional $500,000 was contributed during 2007. The premium finance subsidiary, First Trinity Capital Corporation (“FTCC”) was capitalized in February of 2006 with $1,000 and additional capital contributions of $2,499,000 were made during 2007. The remainder of the proceeds will provide resources for additional capital for the life insurance and premium finance subsidiaries, capital for the possible acquisition of life insurance or insurance related company(s) or provide working capital.
Trinity Life Insurance Company
On June 22, 2006, TLIC received a certificate of authority from the Oklahoma Insurance Department to transact life and annuity business in the State of Oklahoma. The marketing of insurance products began on March 5, 2007. Effective February 1, 2007, TLIC entered into an administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”). Under the terms of the agreement, IHLIC will provide services that include underwriting, actuarial, policy issue, accounting, claims processing and other services incident to the operations of TLIC. The agreement is effective for a period of five (5) years. Under the terms of the contract, TLIC will pay the greater of policy administration and new business fees or an annual minimum. The agreement may be terminated by either party with at least 180 days notice before termination. TLIC will bear all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of TLIC. Additionally, TLIC will be responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of TLIC.
TLIC, through its consulting actuaries, developed the initial product that it is marketing. IHLIC provides valuation and illustration actuarial services under the terms of the administrative services agreement.

Products of TLIC
The primary insurance product being marketed by TLIC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance policies are ten, fifteen and twenty years. The TLIC product, marketed as the “Trinity Life Accumulator”, combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from 0 to 20 and 66 through 80 are ten pay polices and issue ages from age 21 to 65 are twenty pay policies. Premium payments are split between the life and annuity based on percentages established in the product design. First year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to the life insurance policy and 50% to the annuity rider. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.
The initial product was designed to provide predetermined life insurance benefits based on the age of the insured. The base coverage decreases each year until an ultimate benefit amount is attained. The annuity rider does not contain any fees or load. Surrender charges in the annuity are based on a regressive scale which starts at 10% in the first year and decreases by 1% each year until after the tenth policy year there are no surrender charges.
Product Marketing and Sales
TLIC’s marketing of insurance products commenced on March 5, 2007. TLIC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed around the Company’s stockholder base, which provides a referral system for TLIC product sales.
After TLIC develops a substantial policyholder base in Oklahoma, marketing efforts will expand into additional states. This expansion will depend largely on many factors, one of which is being licensed to engage in the life insurance business in these additional states. Due to the uncertainties involved, management cannot reasonably estimate the time frame of such expansion.
Agents that sold stock in the intrastate public offering were offered the opportunity to market TLIC insurance products. Additionally, TLIC recruits, hires and trains agents. A majority of these agents will market only TLIC products.
Additional products, such as single premium deferred annuity and worksite products, if developed, would be distributed by independent general agents.
Reinsurance
In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. TLIC has entered into an agreement with Munich American Reinsurance Company and Investors Heritage Life Insurance Company, to reinsure portions of the life insurance risks it underwrites. TLIC retains a maximum of $55,000 on any one insured. In the event the reinsurers are unable to fulfill their obligations under the reinsurance agreements, TLIC remains primarily liable.
Investments
TLIC is currently reviewing its options for an independent investment advisor to assist in managing its investments. The Oklahoma Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Oklahoma Insurance Code are not expected to have a material effect on the investment return of TLIC. The Company is not subject to the limitations which restrict the investments made by TLIC. Currently, investments are held in short-term, highly liquid securities.

Competition
The life insurance industry is extremely competitive. The Oklahoma Insurance Department reported that as of December 31, 2003, there were twenty nine (29) domestic life insurance companies and an additional 588 companies incorporated in other jurisdictions, which are authorized to sell life insurance in Oklahoma. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than TLIC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. TLIC must also compete with other insurers to attract and retain qualified agents to market TLIC products.
Governmental Regulation
TLIC is subject to regulation and supervision by the Oklahoma Insurance Department (“OID”). The insurance laws of Oklahoma give the OID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.
TLIC can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.
Oklahoma has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters. Under the Oklahoma statutes, TLIC may not during any year pay dividends on common stock to the parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of capital and surplus at the end of the preceding year, without the consent of the Oklahoma Commissioner of Insurance. For 2007, FTFC could not pay a dividend without the Commissioner’s approval.
There are certain factors particular to the life insurance business which may have an adverse effect on the statutory operating results of TLIC. One such factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium, and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.
Oklahoma has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and TLIC have registered as a holding company system pursuant to the laws of the state of Oklahoma.
First Trinity Capital Corporation
The premium finance subsidiary, FTCC, provides premium financing to individuals and businesses. Many casualty insurance carriers require their premiums to be paid on an annual or lump sum basis. A premium finance company finances these casualty premiums. A typical premium finance contract requires the insured to pay 25% of the premium up front and the balance is paid over a nine month period. Premium financing is unique in that the unpaid balance due the company is lower than the unearned premium, which has in effect been assigned to the company in the event of non-payment, thus, the element of risk is minimized.

The Company’s Board of Directors has authorized the capitalization of FTCC up to $4,000,000. The Company believes that it can engage in the premium finance business independent of its life insurance business in Oklahoma and other states. FTCC has contracted with over 220 insurance agencies to finance their insurance premiums and financed premiums for approximately 30 agencies. There is no guarantee that these agencies will write contracts with FTCC. We are not dependent on a single customer or a few major customers.
Commercial insurance premium finance transactions are not regulated directly in Oklahoma. Consumer insurance premium finance transactions are considered a consumer credit sale and are subject to the Oklahoma Uniform Consumer Credit Code. Therefore the regulation of the transaction is by the Department of Consumer Credit under the consumer credit laws. The interest rates allowed on consumer financing is 30% on $1,140 or less, 21% on $1,141-$3,800, 15% over $3,800.
Finance companies are subject to interest rate fluctuations. An increase in the cost of funds or a decrease in interest rates that FTCC can charge could affect the net return.
Competition
The premium financing business is highly competitive in every channel in which First Trinity Capital Corporation competes. The Company competes with large financial institutions most of which may have greater financial and other resources than the Company. The Company has targeted the niche market of small business and individual consumer casualty insurance financing and faces competition with many specialty financing businesses. Some competitors are affiliated with property and casualty writing agencies and may have advantageous marketing relationships with their affiliates.
Acquisition of Other Companies
The Company may acquire one or more life insurance or insurance-related companies in the future. The Company may seek to acquire insurance-related companies such as: (i) third-party administrators; (ii) existing marketing agencies; (iii) actuarial services companies; (iv) reinsurance brokerage companies and (v) life and health insurance data processing services.
The primary reasons the Company may acquire an existing life insurance company or insurance-related company are: (i) the placement of administrative, accounting and data processing systems that would allow the Company to expand; (ii) provide additional revenue streams to the Company through additional marketing expansion or ancillary services and; (iii) provide additional profits through more effective cost management of an existing company as many companies within the insurance industry have excessive administrative cost levels relative to premium income.
Although no acquisition candidates have been identified and there are no existing arrangements to consider any specific candidates, the Company will consider any appropriate acquisition candidates. Any acquisition of a life insurance company will require prior regulatory approval.
Employees
As of March 1, 2008 the Company employed nine employees with four of them being full time.
Item 2. Description of Property
The Company leases approximately 1,300 square feet of office space at 7633 E. 63rd Place, Suite 230, Tulsa, OK 74133. This lease commenced on February 1, 2005 and is for a term of three years. Annual rent is $15,744. Neither the Company nor any of its subsidiaries owns any real estate. Currently, the Company policy is not to invest in real estate or real estate mortgages, although a change in such policy would not require a vote of security holders.
Item 3. Legal Proceedings
There are no legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject. There are no proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(b)	Holders

As of March 1, 2008 there were approximately 3,750 shareholders of the Company’s outstanding common stock.

(c)	Dividends

The Company has not paid any cash dividends since inception (April 19, 2004). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company’s earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by TLIC and FTCC. Provisions of the Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and TLIC, including dividend payments by TLIC, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. “Description of Business — Governmental Regulation.” In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.
Item 6. Management’s Discussion and Analysis or Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion highlights significant factors impacting the consolidated operating results and financial condition of FTFC and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of and for the year ended December 31, 2007, as compared with the year ended December 31, 2006. This supplementary financial information should be read in conjunction with the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position. This annual report contains certain forward-looking statements (as defined in Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934), which reflect management’s beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Company’s ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

We were incorporated in April 2004. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has two subsidiaries: FTCC which is a premium finance company, and TLIC a life insurance company. We initially capitalized TLIC with $2,000,000 in 2006 and added an additional capital contribution of $500,000 during 2007. We commenced the sales of life insurance in March 2007. We have capitalized FTCC with a total of $2,500,000 and commenced operations in January 2007.
We market our life and annuity insurance product to individuals and families through our agency force and the product is administered by our third party administrator, IHLIC. We also reinsure part of the risk on insurance policies that we write with IHLIC.
Premium financing is marketed to property and casualty insurance agents who use our Company to finance loans to pay casualty insurance premiums for individuals and companies.
We were a development stage company until we commenced operations in 2007. We have incurred significant net losses since our inception. At December 31, 2007, we had an accumulated deficit of $2,085,664. These losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies.
Revenues
Our revenues prior to 2007 came from investment income. We commenced operations in the first quarter of 2007, with revenues now being generated primarily from investments, premium financing and sales of life insurance.
Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates and assumptions, including those related to loans from premium financing, investments, deferred acquisition costs, policy liabilities and income taxes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.
Investments in Fixed Maturities
We hold fixed investments in U S Government and federally sponsored agency obligations. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statement of income.
The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future. Likewise, a change in our ability or intent to hold temporarily impaired securities until maturity or recovery in value could result in a future impairment charge.

Loans from Premium Financing
The balance of loans outstanding from premium financing was $2,298,835 and $ 0 at December 31, 2007 and 2006, respectively, which is net of $63,830 and $0 of unearned interest at December 31, 2007 and 2006, respectively. The Company grants loans to individuals and companies to finance casualty insurance premiums. The ability of the Company’s debtors to honor their contracts is dependent upon general economic conditions in this area. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, generally if no payment is received after ninety days; all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
Allowance for Loan Losses
The allowance for possible loan losses was $3,500 and $0 at December 31, 2007, and 2006, respectively. A reserve established through a provision for possible loan losses charged to expense, which represents, in management’s judgment the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy and changes in interest rates. The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis.
Deferred Acquisition Costs
The balance of our deferred acquisition cost was $459,515 and $0 at December 31, 2007 and 2006, respectively. The recovery of the deferred acquisition cost is dependent on the future profitability of the underlying business for which acquisition costs were incurred. Each reporting period, we evaluate the recoverability of the unamortized balance of deferred acquisition costs. We consider estimated future gross profits or future premiums, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense. The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment. A revision to these assumptions may impact future financial results.
Policy Liabilities
Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, and new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of income.

Income Taxes
We evaluate our deferred income tax assets, which partially offset our deferred tax liabilities, for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with SFAS No. 131. Our business segments are as follows:
•	Life and annuity insurance operations, consisting of the operations of TLIC;

•	Premium finance operations, consisting of the operations of FTCC; and

•	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.
Please see Note 9 to the Consolidated Financial Statements for additional information regarding segment data.
Results of Operations
Comparison of year ended December 31, 2007 with the year ended December 31, 2006
The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.
During 2007 net loss decreased $59,248 compared to 2006 results and loss per share decreased 31% to a loss per share of $.09 compared to a $.13 loss per share in the prior year while equity per share increased 2% to $2.03 compared to $1.99 per share at December 31, 2006. The decrease in the net loss was primarily attributable to the completion of the stock sale and the commencement of operations of the life insurance and premium finance company.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet of 2007 compared to 2006 reflect the operations of the Company and capital transactions discussed below.
At December 31, 2007, the Company’s available-for-sale fixed maturities had a fair value of $628,570 and amortized cost of $627,167 compared to a fair value of $297,680 and an amortized cost of $298,256 at December 31, 2006. The available-for-sale portfolio consists of fixed maturities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The fixed maturities portfolio is invested in U S Government Obligation and federally sponsored agency securities.
At December 31, 2007 and 2006 the Company held loans from premium financing of $2,298,835 and $0, respectively. The loans balances at December 31, 2007 and 2006, respectively, are net of unearned interest of $63,830 and $0.

The Company has maintained significant cash and short-term balance, principally to have funds available to capitalize its subsidiaries and for possible acquisitions.
Deferred policy acquisition costs increased $459,515 net of amortization of $133,122 during 2007. Policy acquisition expenses related to new insurance sales of $592,637 were capitalized during 2007.
Total policy liabilities as of December 31, 2007 and 2006 were $621,906 and $0, respectively. Approximately 89% of the 2007 total consists of future policy benefit reserves and policyholder deposits on pending policy application liabilities represent 11% of the total.
Shown below is a progression of the Company’s loans from premium financing for the years ended December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Balance, beginning of year	$—	$—
Loans financed	4,556,216	—
Unearned interest added to loans	234,744	—
Payment of loans and unearned interest	(2,424,795)	—

Ending loan balance including unearned interest	2,366,165	—
Unearned interest included in ending loan balances	(63,830)	—

Loan balance net of unearned interest	2,302,335	—
Less:
Allowance for loan loss	(3,500)	—

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$2,298,835	$—

Consolidated Results of Operations
The primary source of revenue for the Company is life insurance premium income. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.
Revenues
Total consolidated revenues were $1,583,082 for the year ended December 31, 2007, an increase of $1,276,397, or 416%, from $306,685 for the year ended December 31, 2006. This increase is primarily attributable to the increase in investment income, resulting from approximately $1,495,480 of cash received from the sale of common stock during 2007, life insurance premium income and interest income from financing casualty insurance premiums.
Revenues from life insurance premiums were $919,673 and $0 for the years ended December 31, 2007 and 2006, respectively. There was no life insurance premiums for the year ended December 31, 2006, due to the start up of insurance operations during the year 2007. All sales were made in the state of Oklahoma.
Revenues from premium financing were $183,927 and $0 for the years ended December 31, 2007 and 2006, respectively. There were no revenues from premium financing for the year ended December 31, 2006 due to the start up of premium financing operations during the year 2007.
Net investment income for 2007 was $476,482, an increase of $169,797 over 2006 results. This increase is primarily due to cash received from the sale of common stock.

Expenses
The increase in life insurance policy reserves was $528,289 and $0 in 2007 and 2006, respectively. Life insurance reserves are established to provide for the payment of policyholder benefits. Actuaries consider factors such as premiums, interest, mortality and life expectancy when calculating reserve factors. Typically, these reserve factors increase as a policy reaches another anniversary, creating a larger reserve.
Commissions to insurance agents were $500,656 and $0 in 2007 and 2006, respectively.
Death claims during 2007 and 2006, net of reinsurance ceded, were $68,195 and $0, respectively.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. In 2007 and 2006, capitalized cost was $592,637 and $0, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2007 and 2006 were $133,122 and $0, respectively.
Employee wages and benefits were $734,469 for the year ended December 31, 2007, an increase of $173,715, compared to the year ended December 31, 2006. Other insurance and administrative expenses were $463,150 for the year ended December 31, 2007, an increase of $202,242, compared to the year ended December 31, 2006. Third party administration fees increased $105,234 in 2007 compared to 2006.
Income tax expense for 2007 was $832. Federal income taxes are calculated based on the earnings of TLIC. Certain items included in income reported for financial statements are not included in taxable income for the current year, resulting in deferred income taxes. Deferred income taxes totaled $832 and taxes currently payable were $0. In 2006 total income tax expense was $0.
Statutory Insurance Information
For insurance regulatory and rating purposes, TLIC reports on the basis of statutory accounting principles (“SAP”). To provide a more detailed understanding of FTFC insurance operations, the following are SAP basis assets, statutory capital and surplus, net income and net operating income for Trinity Life Insurance Company for the years ended December 31, 2007 and 2006:

		Statutory
Year ended		Capital and	Net
December 31	Assets	Surplus	Income
2007	$2,815,058	$2,290,252	$(184,953)
2006	$2,027,185	$1,985,925	$(14,075)
Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company’s first-year individual life and accident and health sales. The first-year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first-year premiums. Accordingly, a statutory loss may occur on these sales the first year of the policy.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2007, we received $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
During 2007, the Company had negative cash flow from operations of $(327,429) compared to $(535,174) in 2006. The decrease in negative cash flow can be attributed primarily to life insurance premiums received and an increase in net investment income.

Cash used by investment activities during 2007 of $2,639,317 resulted primarily from loans made in the premium finance operations. Cash used by investment activities during 2006 of $341,022 resulted primarily from the purchase of fixed maturities due to the startup of the life insurance operations. Cash provided by financing activities in 2007 resulted from the $1,495,480 received from the sale of common stock less $184,877 for cost of the stock offering. Cash provided by financing activities in 2006 resulted from $9,588,270 received from the sale of common stock less $1,034,655 for cost of the stock offering.
At December 31, 2007, we had cash and cash equivalents totaling $9,021,411. The majority of our excess funds have been invested in money market mutual funds.
The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates. Regarding interest rates, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company is exposed to rising interest rates which could be a significant risk, as TLIC’s annuity business is subject to variable interest rates. The life insurance company’s life insurance policy liabilities bear fixed rates. From a liquidity perspective, the Company’s fixed rate policy liabilities are relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. The Company maintains conservative durations in its fixed-maturity portfolio. At December 31, 2007 cash and fixed-maturity investments with maturities of less than one year equaled more than one hundred percent of total policy liabilities. Notwithstanding the foregoing, if interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.
In addition to the measures described above, TLIC complies with the NAIC promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC met during 2007, the SVL also requires the Company to perform annual cash flow testing for TLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.
Cash flow testing projects cash inflows from assets and cash outflows for liabilities in various assumed economic and yield curve scenarios. This is a dynamic process, whereby the performance of the assets and liabilities is directly related to the scenario assumptions. (An example would involve the credited interest rate on annuity products and how such rates vary depending upon projected earnings rates, which are based upon asset performance under a particular economic scenario.)
The Company’s marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company’s current liquidity, current bond portfolio maturity distribution and cash position give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance department (3) dividends from FTCC and (4) corporate borrowings, if necessary.
Capital provided from the public offering will provide a considerable amount of operating funds for current and future operations. The operations of TLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

The Company is authorized to contribute additional capital up to $2,500,000 to its life insurance subsidiary.
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
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 7. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of First Trinity Financial Corporation
We have audited the accompanying consolidated balance sheets of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP
Springfield, Illinois
March 18, 2008

First Trinity Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $627,167 and $298,256 at December 31, 2007 and 2006, respectively)	$628,570	$297,680

Total investments	628,570	297,680

Cash and cash equivalents	9,021,411	10,677,554
Accrued investment income	7,776	9,650
Premiums receivable	17,508	—
Advances to agents	10,720	171
Reinsurance recoverable	12,020	—
Deferred policy acquisition costs	459,515	—
Office furniture and equipment (net of accumulated depreciation: $18,349 and $ 8,723 at December 31, 2007 and 2006, respectively)	55,229	51,359
Loans from premium financing	2,298,835	—
Other assets	16,654	13,472

Total assets	$12,528,238	$11,049,886

Liabilities and Shareholders’ Equity
Policy liabilities
Benefit reserves	$533,048	$—
Policy claims	19,010	—
Deposits on pending policy applications	69,848	—

Total policy liabilities	621,906	—

Federal income tax deferred	1,309	—
Accrued expenses and other liabilities	125,208	70,769

Total liabilities	748,423	70,769

Shareholders’ equity
Common stock subscribed	—	25,059
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 and 3,000,000 issued and outstanding at December 31, 2007 and 2006, respectively	58,050	30,000
Additional paid-in capital	13,806,503	12,498,891
Accumulated other comprehensive income (loss)	926	(576)
Accumulated deficit	(2,085,664)	(1,574,257)

Total shareholders’ equity	11,779,815	10,979,117

Total liabilities and shareholders’ equity	$12,528,238	$11,049,886

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2007	2006

Revenues
Premium income	$921,030	$—
Premiums ceded	(1,357)	—

Net premiums earned	919,673	—

Income from premium financing	183,927	—
Net investment income	476,482	306,685
Other income	3,000	—

Total revenues	1,583,082	306,685

Expenses
Death benefits	96,016	—
Death benefits ceded	(27,821)	—

Net death benefits	68,195	—

Increase in benefit reserves	528,289	—
Acquisition costs deferred	(592,637)	—
Amortization of deferred acquisition costs	133,122	—
Commissions	500,656	—
Loan fees	27,945	—
Loan losses	3,936	—
Employee wages and benefits	734,469	560,754
Professional fees	101,298	35,678
Third party administration fees	125,234	20,000
Other insurance and administrative expenses	463,150	260,908

Total expenses	2,093,657	877,340

Loss before federal income taxes	(510,575)	(570,655)

Provision for federal income taxes
Deferred	832	—

Net loss	$(511,407)	$(570,655)

Net loss per common share basic and diluted	$(0.09)	$(0.13)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

				Accumulated
	Common Stock	Common	Additional	Other		Total
	Subscribed	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	$.01 Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2006	$5,883	$30,000	$3,964,452	$—	$(1,003,602)	$2,996,733
Comprehensive income (loss):
Net loss	—	—	—	—	(570,655)	(570,655)
Net unrealized loss on available-for-sale securities	—	—	—	(576)	—	(576)

Total comprehensive loss						(571,231)
Sale of 1,917,654 shares subscribed @ $5.00 per share	19,176		9,569,094			9,588,270
Cost of stock offerings	—	—	(1,034,655)	—	—	(1,034,655)

Balance at December 31, 2006	25,059	30,000	12,498,891	(576)	(1,574,257)	10,979,117
Comprehensive income (loss):
Net loss	—	—	—	—	(511,407)	(511,407)
Change in net unrealized appreciation on available-for-sale securities	—	—	—	1,502	—	1,502

Total comprehensive loss	—	—	—	—	—	(509,905)
Sale of 299,096 shares subscribed @ $5.00 per share	2,991	—	1,492,489	—	—	1,495,480
Cost of stock offerings	—	—	(184,877)	—	—	(184,877)
Common stock subscribed issued	(28,050)	28,050	—	—	—	—

Balance at December 31, 2007	$—	$58,050	$13,806,503	$926	$(2,085,664)	$11,779,815

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006

Operating activities

Net loss	$(511,407)	$(570,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation	9,626	5,235
Accretion of discount on fixed maturity investments	(1,925)	(584)
Amortization of acquisition cost	133,122	—
Acquisition cost deferred	(592,637)	—
Provision for deferred federal income tax	832	—
Change in assets and liabilities
Accrued investment income	1,874	(9,650)
Advances to agents	(10,549)	700
Premiums receivable	(17,508)	—
Reinsurance recoverable	(12,020)	—
Other assets	(3,182)	1,282
Benefit reserves	533,048	—
Policy claims	19,010	—
Deposits on pending policy applications	69,848	—
Accrued expenses and other liabilities	54,439	38,498

Net cash used in operating activities	(327,429)	(535,174)

Investing activities
Purchase of fixed maturities	(626,986)	(297,672)
Maturity of fixed maturities	300,000	—
Purchase of certificates of deposit	—	(2,500,000)
Sale of certificates of deposit	—	2,500,000
Loans for premiums financed	(2,298,835)	—
Purchases of furniture and equipment	(13,496)	(43,350)

Net cash used in investing activities	(2,639,317)	(341,022)

Financing activities
Proceeds from public stock offering	1,495,480	9,588,270
Cost of stock offering	(184,877)	(1,034,655)

Net cash provided by financing activities	1,310,603	8,553,615

Increase (decrease) in cash	(1,656,143)	7,677,419

Cash and cash equivalents, beginning of period	10,677,554	3,000,135

Cash and cash equivalents, end of period	$9,021,411	$10,677,554

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
1.	Organization and Accounting Policies
Nature of Operations
First Trinity Financial Corporation, (the “Company”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary. The Company raised $1,450,000 from two private placement stock offerings during 2004. On June 22, 2005 the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for a $12,750,000 intrastate public stock offering, which included a 10% “over-sale” provision (additional sales of $1,275,000), was declared effective. The offering was completed February 23, 2007. The Company raised $14,025,000 from this offering.
The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and initially capitalized with $1,000. Additional capital contributions of $500,000 and $1,999,000 were added during 2006 and 2007, respectively. FTCC was formed for the purpose of being a premium finance company and operates in the states of Oklahoma and Louisiana. FTCC commenced its financing of insurance premiums in January 2007. TLIC was incorporated on June 22, 2006 and was initially capitalized with $2,000,000 on September 28, 2006. An additional capital contribution of $500,000 was added during 2007. TLIC was formed to be a life insurance company and initially operate in the state of Oklahoma. TLIC commenced the sale of life insurance products in March 2007.
The Company’s operations involve the sale of a modified payment whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary TLIC and financing casualty insurance premiums for individuals and companies through its subsidiary FTCC. The insurance product is being sold in the state of Oklahoma and the premium financing business is conducted in the states of Oklahoma and Louisiana.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company, FTCC from its date of organization on March 9, 2006 and TLIC from its date of organization on June 22, 2006. All intercompany accounts and transactions are eliminated in consolidation.
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

1.	Organization and Accounting Policies (continued)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.
Investments
The Company classifies all of its fixed maturities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in other comprehensive income. Certificates of deposit are carried at cost. The Company limits its investment in certificates of deposit to accounts that are federally insured but does not limit the amount in a single bank to amounts that are federally insured. Realized gains and losses on the sale of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments are included in net investment income.
Loans from Premium Financing
The Company grants loans to individuals and companies to finance casualty insurance premiums. A substantial portion of the loan portfolio is represented by loans throughout Oklahoma. The ability of the Company’s debtors to honor their contracts is dependent upon general economic conditions in this area.
The loan principal and interest is repaid in equal monthly installments. Loans are reported at their outstanding unpaid principal balances adjusted for unearned interest, charge-offs and the allowance for loan losses.
Interest on loans is earned based on using the rule of 78’s for computing unearned interest. The rule of 78’s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, generally if no payment is received after ninety days and all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
Allowance for Loan Losses
The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents, in management’s judgment the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy and changes in interest rates. The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis.

1.	Organization and Accounting Policies (continued)
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
Reinsurance
The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Estimated reinsurance recoverable are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”
Office Furniture and Equipment
Office furniture and equipment is recorded at cost less accumulated depreciation using the 200% declining balance method over the estimated useful life of the respective assets.
Benefit Reserves
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
Common Stock Subscribed
The common stock subscribed was issued during 2007 and has a $.01 par value, with dividend rights payable to holders of common stock on a pro rata basis.
Common Stock
Common stock is fully paid, non-assessable and has a par value of $.01 per share.
Offering Costs
Certain costs directly related to the sale of the Company’s securities are capitalized against the proceeds from the sales. These costs include legal fees, accounting, recruiting and training expenses, commissions, printing, and other expenses related to the offering.

1.	Organization and Accounting Policies (continued)
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
Income from premium financing includes cancellation and late fees.
Net Loss per Common Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the years ended December 31, 2007 and 2006 were 5,778,568 and 4,532,632, respectively.
New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations and the Company does not have a recorded liability for uncertain tax benefits.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on the consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

2.	Marketable Debt Securities
The amortized cost, gross unrealized gains and losses and fair value of investments in available-for-sale fixed maturities at December 31, 2007 and 2006 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:
Fixed maturities
U.S. government and federally sponsored agency obligations	$627,167	$1,403	$—	$628,570

Total	$627,167	$1,403	$—	$628,570

December 31, 2006:
Fixed maturities
U.S. government and federally sponsored agency obligations	$298,256	$—	$576	$297,680

Total	$298,256	$—	$576	$297,680

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. For any securities that are other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in realized gains/losses in the consolidated statements of operations.
The following table summarizes, for all securities in an unrealized loss position at December 31, 2007 and 2006, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time those securities have been continuously in an unrealized loss position.

2.	Marketable Debt Securities (continued)

	12 months or Less		More than 12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2007:
U.S. government and federally sponsored agency obligations	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—

December 31, 2006:
U.S. government and federally sponsored agency obligations	$298,256	$576	$—	$—	$298,256	$576

Total	$298,256	$576	$—	$—	$298,256	$576

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
Due in one year or less	$627,167	$628,570
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Included in investments are securities that have a fair value of $628,570 at December 31, 2007, which are on deposit with the Oklahoma Insurance Department.
The Company limits credit risk by investing in U.S. government and U.S. Government agency securities. As a result, management believes that significant concentrations of credit risk do not exist.
Proceeds during 2007 and 2006 from maturities of investments in available-for-sale securities were $300,000 and $0, respectively.
The following are the components of net investment income:

	December 31,	December 31,
	2007	2006
Fixed maturities	$15,118	$3,650
Cash and cash equivalents	475,539	288,214
Certificates of deposit	—	14,821

Gross investment income	490,657	306,685

Investment expenses	(14,175)	—

Net investment income	$476,482	$306,685

3.	Federal Income Taxes
The Company files a consolidated federal income tax return with FTCC and does not file a consolidated return with TLIC. TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until it has been a member of the filing group for five years.
There was no current federal income tax expense for the years 2007 and 2006.
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2007	2006
Deferred tax liabilities:
Net unrealized investment gains	$477	$—
Deferred policy acquisition costs	134,184	—
Premiums receivable	5,953	—
Reinsurance recoverable	3,160
Other	221	—

Total deferred tax liabilities	143,995	—

Deferred tax assets:
Net unrealized investment losses	—	202
Policy reserves and contract liabilities	91,226	—
Net operating loss carryforward	759,235	534,604

Total deferred tax assets	850,461	534,806
Valuation allowance	(707,775)	(534,806)

Net deferred tax assets	142,686	—

Net deferred tax liability	$1,309	$—

A valuation allowance has been established due to the uncertainty of loss carryforwards and unrealized investment losses. The net change in the allowance was $172,969 and $534,806 for the years 2007 and 2006, respectively.
The net operating loss carryforwards of approximately $2,081,692, expiring in 2024 through 2027, may be available to offset future taxable income, should it arise.
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2004 through 2007 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.
4.	Loans from Premium Financing
The Company finances amounts up to 75% of the premium on casualty insurance policies after a 25% or greater down payment is made by the policy owner. The premiums financed are collateralized by the amount of the unearned premium of the insurance policy. Policies that become delinquent are submitted for cancellation and recovery of the unearned premium up to the amount of the loan balance 25 days after a payment becomes delinquent. Loans from premium financing are carried net of unearned interest and any estimated loan losses. Unearned interest was $63,830 and $0 at December 31, 2007 and 2006, respectively. Allowances for loan losses were $3,500 and $0 at December 31, 2007 and 2006, respectively.

5.	Concentrations of Credit Risk
Credit risk is limited by diversifying the investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $100,000 at each banking institution. Other funds are invested in mutual funds that invest in U.S. government securities. Uninsured balances aggregate $30,706 at December 31, 2007. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
6.	Fair Value of Financial Instruments
The following disclosure of the estimated fair values of financial instruments, as of December 31, 2007 and 2006, is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was necessarily required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Fixed maturities	$628,570	$628,570	$297,680	$297,680
Cash and Cash equivalents	9,021,411	9,021,411	10,677,554	10,677,554
Loans from premium financing	2,298,835	2,298,835	—	—
Fixed Maturities
Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities is based on quoted market prices.
Cash and Cash Equivalents
The carrying values of cash and cash equivalents approximate their fair values.
Loans from Premium Financing
The carrying value of loans from premium financing is carried net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $3,500 at December 31, 2007 and $0 at December 31, 2006.
7.	Shareholders’ Equity and Statutory Accounting Practices
The insurance subsidiary is domiciled in Oklahoma and prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Oklahoma Insurance Department (“OID”). The OID recognizes only SAP prescribed or permitted by the state of Oklahoma for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under the Oklahoma Insurance Code. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual, (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Oklahoma. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.

7.	Shareholders’ Equity and Statutory Accounting Practices (continued)
Net income for 2007 and 2006 and capital and surplus at December 31, 2007 and 2006 for the Company’s insurance operations, as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the ODI are as follows:

	GAAP		SAP
	Net	Capital and	Net	Capital and
	Income	Surplus	Income	Surplus
2007	$15,759	$2,502,610	$(184,953)	$2,290,252
2006	$(14,075)	$1,985,349	$(14,075)	$1,985,925
Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) value of insurance inforce acquired is established as an asset for GAAP; c) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; d) deferred income taxes are provided for GAAP; e) assets and liabilities of acquired companies are adjusted to their fair values at acquisition, with the amount of the purchase price in excess of the fair value recorded as goodwill under GAAP; f) statutory asset valuation reserves and interest maintenance reserves are not required for GAAP; and g) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity for GAAP.
Statutory restrictions limit the amount of dividends that may be paid by TLIC to the Company. Generally, dividends, in excess of the lesser of (a) 10% of statutory shareholder’s surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year may not be paid without prior regulatory approval. In addition, TLIC must maintain the minimum statutory capital and surplus, $1,500,000, required for life insurance companies domiciled in Oklahoma.
The OID imposes minimum risk-based capital (“RBC”) requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by the ratio (the “Ratio”) of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. TLIC has a Ratio that is in excess of the minimum RBC requirements; accordingly, TLIC meets the RBC requirements.
8.	Reinsurance
To minimize the risk of claim exposure, TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance. All amounts of risk in excess of TLIC’s retention on individual life insurance are ceded to its reinsurers. At December 31, 2007 and 2006, TLIC ceded $11,990,854 and $0, respectively of insurance inforce and received reserve credit of $4,759 and $0. During 2007 and 2006, TLIC paid $1,357 and $0, respectively of reinsurance premiums. To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, the Company remains primarily liable for the entire amount at risk.
9.	Segment Data
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information", requires a “management approach” (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131.

9.	Segment Data (continued)
The Company operates in three segments as shown in the following table. Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.

	For the Years ended
	December 31,	December 31,
	2007	2006

Revenues:
Life and annuity insurance operations	$993,920	$23,947
Premium finance operations	198,967	941
Corporate operations	390,195	281,797

Total	$1,583,082	$306,685

Income (loss) before income taxes:
Life and annuity insurance operations	$16,591	$(14,075)
Premium finance operations	42,973	(28,260)
Corporate operations	(570,139)	(528,320)

Total	$(510,575)	$(570,655)

Depreciation and amortization expense:
Life and annuity insurance operations	$—	$—
Premium finance operations	3,142	—
Corporate operations	6,484	5,235

Total	$9,626	$5,235

	December 31,	December 31,
Segment asset information as of:	2007	2006

Assets:
Life and annuity insurance operations	$3,216,658	$2,026,609
Premium finance operations	2,527,162	528,615
Corporate operations	6,784,418	8,494,662

Total	$12,528,238	$11,049,886

10.	Office Lease
The Company leases approximately 1,312 square feet of office space pursuant to a three-year lease that began February 1, 2005 and leased approximately 200 square feet on a month to month basis during 2007. Under the terms of the leases, the monthly rent expense is $1,312 and $250. The Company incurred rent expense of $17,244 and $15,744 for the years 2007 and 2006, respectively. Future minimum lease payments for 2008 are $1312.

11.	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income”, requires the inclusion of unrealized gains or losses on available-for-sale securities in other comprehensive income. The components of comprehensive loss, net of related federal income taxes, are as follows:

	Years ended December 31,
	2007	2006
Net loss	$(511,407)	$(570,655)
Unrealized gaines (losses) on available-for-sale securities, net of federal income taxes of $477 and $0 for 2007 and 2006, respectively	1,502	(576)

Other comprehensive income	$(509,905)	$(571,231)

12.	Contingent Liabilities
Guaranty fund assessments may be taken as a credit against premium taxes over a five-year period. These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. It is management’s opinion that the effect of any future assessments would not be material to the financial position or results of operations of the Company because of the use of premium tax offsets.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the period covered by this Annual Report.
Item 8B. Other Information
As previously disclosed, Gregg Zahn entered into an agreement with the Oklahoma Insurance Department pursuant to which Mr. Zahn disclaimed control of the First Trinity Financial Corporation (the “Company”) and its subsidiary, Trinity Life Insurance Company (“TLIC”), in connection with the licensing of TLIC as a life insurance company in Oklahoma. Mr. Zahn assigned the right to vote 20% of his shares to each of five members of the Company’s Board of Directors, Bryan Chrisman, Scott J. Engebritson, Steve Owens, Charles “Tinker” Owens and Wayne Pettigrew. Effective August 2, 2007, the Oklahoma Insurance Commissioner terminated the agreement without conditions. As a result, the proxies described above were cancelled and, as previously reported, Mr. Zahn was elected to serve as President and CEO of the Company and TLIC.
Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Item 10. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Item 13. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

3.2	By-laws, as amended, are incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

4.1	Specimen Stock Certificate is incorporated by reference to Exhibit 4 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.1
Administrative Service Agreement between TLIC and IHLIC is incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.2	Lease Agreement, is incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.3
Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007
(File No. 000-52613)

10.4
Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007
(File No. 000-52613)

10.5	Employment contract of Gregg Zahn, President, is incorporated by reference to Exhibit 10.5 to the Company’s 10-QSB report filed on November 13, 2007 (File No. 000-52613)

14.1	Code of Ethics

21.1	Subsidiaries of First Trinity Financial Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1
Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn is incorporated by reference as Exhibit 99.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007
(File No. 000-52613)

Exhibit
Number	Description of Exhibit

99.2
Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form 10SB12G filed April 20, 2007 (File No. 000-52613)

99.3
Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007
(File No. 000-52613)

99.4	Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2008 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
Date 3/26/2008	By	/s/ Gregg Zahn
Gregg Zahn
President, Chief Executive Officer and Director

SIGNATURES
In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg Zahn Gregg Zahn	Date 3/26/2008
President, Chief Executive Officer and Director

By	/s/ Scott J. Engebritson Scott J. Engebritson,	Date 3/26/2008
Chairman of the Board and Director

By	/s/ William S. Lay William S. Lay	Date 3/26/2008
Chief Financial Officer, Secretary,
Treasurer and Director

By	/s/ H. Bryan Chrisman H. Bryan Chrisman, Director	Date 3/26/2008

By	/s/ Charles Wayne Owens Charles Wayne Owens, Director	Date 3/26/2008

By	/s/ Loren Everett Owens Loren Everett Owens, Director	Date 3/26/2008

By	/s/ George E. Peintner George E, Peintner, Director	Date 3/26/2008

By	/s/ John R. Perkins John R. Perkins, Director	Date 3/26/2008

By	/s/ Gary L. Sherrer Gary L. Sherrer, Director	Date 3/26/2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

3.2	By-laws, as amended, are incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

4.1	Specimen Stock Certificate is incorporated by reference to Exhibit 4 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.1
Administrative Service Agreement between TLIC and IHLIC is incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.2	Lease Agreement, is incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.3
Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007
(File No. 000-52613)

10.4
Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007
(File No. 000-52613)

10.5	Employment contract of Gregg Zahn, President, is incorporated by reference to Exhibit 10.5 to the Company’s 10-QSB report filed on November 13, 2007 (File No. 000-52613)

14.1	Code of Ethics

21.1	Subsidiaries of First Trinity Financial Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1
Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn is incorporated by reference as Exhibit 99.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007
(File No. 000-52613)

99.2
Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form 10SB12G filed April 20, 2007
(File No. 000-52613)

99.3
Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007
(File No. 000-52613)

99.4	Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2008.