Form 10KSB/A
period 2007-12-31
First Trinity Financial CORP
filed 2008-04-29
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
None
Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☑

Explanatory Note
This annual report on Form 10-KSB/A constitutes Amendment No 1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This annual report on Form 10-KSB/A is being filed to amend the cover page and amend and restate items 9 through 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was previously filed with the Commission. Other than these sections, no information contained in the Form 10-KSB has been revised.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the aforementioned items in their entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.
This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.
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
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a.)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(b)	Holders

As of March 1, 2008 there were approximately 3,750 shareholders of the Company’s outstanding common stock.

(c)	Dividends

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

Item 7 Financial Statements
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
/s/ Kerber, Eck & Braeckel LLP
Springfield, Illinois March 18, 2008

First Trinity Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $627,167 and $298,256 at December 31, 2007 and 2006, respectively)	$628,570	$297,680

Total investments	628,570	297,680

Cash and cash equivalents	9,021,411	10,677,554
Accrued investment income	7,776	9,650
Premiums receivable	17,508	—
Advances to agents	10,720	171
Reinsurance recoverable	12,020	—
Deferred policy acquisition costs	459,515	—
Office furniture and equipment (net of accumulated depreciation: $18,349 and $8,723 at December 31, 2007 and 2006, respectively)	55,229	51,359
Loans from premium financing	2,298,835	—
Other assets	16,654	13,472

Total assets	$12,528,238	$11,049,886

Liabilities and Shareholders’ Equity
Policy liabilities
Benefit reserves	$533,048	$—
Policy claims	19,010	—
Deposits on pending policy applications	69,848	—

Total policy liabilities	621,906	—

Federal income tax deferred	1,309	—
Accrued expenses and other liabilities	125,208	70,769

Total liabilities	748,423	70,769

Shareholders’ equity
Common stock subscribed	—	25,059
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 and 3,000,000 issued and outstanding at December 31, 2007 and 2006, respectively	58,050	30,000
Additional paid-in capital	13,806,503	12,498,891
Accumulated other comprehensive income (loss)	926	(576)
Accumulated deficit	(2,085,664)	(1,574,257)

Total shareholders’ equity	11,779,815	10,979,117

Total liabilities and shareholders’ equity	$12,528,238	$11,049,886

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subidiaries
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

	For the Years ended
	December 31,	December 31,
	2007	2006

Revenues:
Life and annuity insurance operations	$993,920	$23,947
Premium finance operations	198,967	941
Corporate operations	390,195	281,797

Total	$1,583,082	$306,685

Income (loss) before income taxes:
Life and annuity insurance operations	$16,591	$(14,075)
Premium finance operations	42,973	(28,260)
Corporate operations	(570,139)	(528,320)

Total	$(510,575)	$(570,655)

Depreciation and amortization expense:
Life and annuity insurance operations	$—	$—
Premium finance operations	3,142	—
Corporate operations	6,484	5,235

Total	$9,626	$5,235

Segment asset information as of:

	December 31,	December 31,
	2007	2006
Assets:
Life and annuity insurance operations	$3,216,658	$2,026,609
Premium finance operations	2,527,162	528,615
Corporate operations	6,784,418	8,494,662

Total	$12,528,238	$11,049,886

10.	Office Lease

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
Item 8A(T) Controls and Procedures
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
Item 8B. Other Information
As previously disclosed, Gregg Zahn entered into an agreement with the Oklahoma Insurance Department pursuant to which Mr. Zahn disclaimed control of the First Trinity Financial Corporation (the “Company”) and its subsidiary, Trinity Life Insurance Company (TLIC”), in connection with the licensing of TLIC as a life insurance company in Oklahoma. Mr. Zahn assigned the right to vote 20% of his shares to each of five members of the Company’s Board of Directors, Bryan Chrisman, Scott J. Engebritson, Steve Owens, Charles “Tinker” Owens and Wayne Pettigrew.
Effective August 2, 2007, the Oklahoma Insurance Commissioner terminated the agreement without conditions. As a result, the proxies described above were cancelled and, as previously reported, Mr. Zahn was elected to serve as President and CEO of the Company and TLIC.
Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
The Board of Directors consists of one class, with the term of office expiring each year. The number of directors which constitutes the entire board of directors is eleven.
The Board of Directors determined that seven of the eleven current directors are “independent” as defined by Nasdaq listing standards and rule 10A-3 of the Securities and Exchange Act of 1934. The non-independent directors are Scott J. Engebritson, Gregg E. Zahn, William S. Lay and John R. Perkins.

The following table sets forth certain information regarding our directors and executive officers as of April 25, 2008

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
Gregg E. Zahn	46	Director; President and Chief Executive Officer of First Trinity	2004
Scott J. Engebritson	50	Director; Chairman of the Board	2004
William S.Lay	68	Director; Chief Financial Officer, Secretary/Treasurer of First Trinity	2007
H. Bryan Chrisman (2)	44	Director; Insurance Marketing	2004
Bill H. Hill (1) (3)	67	Director; Former President of Eastern Oklahoma State College	2004
Charles W. Owens (2)	53	Director; Insurance and Marketing Services	2004
Loren Everett Owens (1)	60	Director; Insurance and Martketing Services	2004
George E. Peintner (2) (3)	64	Director; Marketing Company	2004
John R. Perkins	55	Director; Compliance First Trinity	2004
G. Wayne Pettigrew	45	Director; Insurance and Pension Benefits Consulting	2004
Gary L. Sherrer (1) (3)	59	Director; Director of Development, Division of Agricultural Sciences and Natural Resources for Oklahoma State University	2004

(1)	Member Audit Committee

(2)	Member Compensation Committee

(3)	Member of Nominating and Corporate Governance committee
The following is a brief description of the previous business background of the executive officers and directors.
Gregg E. Zahn is President, Chief Executive Officer and a member of the Board of Directors of First Trinity since October 2007. From 2004 until October 2007 he was Director of Training and Recruiting and a member of the Board of Directors. He is President and Chief Executive Officer of TLIC and FTCC and has served in those positions since October 2007. Between 1997 and March 2004 Mr. Zahn served as Marketing Vice President of First Alliance Corporation of Lexington, Kentucky and as Assistant to the President of First Alliance Corporation and Mid American Alliance Corporation. He was President of Alliance Insurance Management from 2001 to 2003.
Scott J. Engebritson has been Chairman of the Board of Directors since inception in 2004. He was Chief Executive Officer from the inception of First Trinity in 2004 until October 2007. He was President and a Director of Trinity Life Insurance Company (“TLIC”) and Chairman of the Board and Director of First Trinity Financial Corporation (“FTCC”), subsidiaries of First Trinity, from their inception in 2006 until October 2007. He currently serves as Chairman of Board and President of Great Plains Financial Corporation a position he has held since its inception in 2006. Mr. Engebritson served as Chairman of Board for Mid-American Alliance Corporation and its subsidiary Mid-American Century Life Insurance Company from their inception in 1995 until they were merged with Citizens Inc. in 2003. Mr. Engebritson served as Chairman of the Board of Western States Alliance from 2000 to 2006. He served as Co-Chairman of the Board of Arkansas Security Capital from 2001 to 2005. He served as Chairman of the Board of Midwest Holding Inc. from 2004 to 2006.

William S. Lay is Secretary, Treasurer, Chief Financial Officer and a Director and has served in those positions since April of 2007. He also serves as a Director of TLIC and FTCC. For the past five years, Mr. Lay has been a financial officer and business consultant, specializing in corporate financial and consulting services for small sized entrepreneurial companies, having spent the last 4 years in providing consulting services to businesses. Prior to that, Mr. Lay was an officer and director of numerous life insurance companies and also has experience in business acquisitions, mergers and reorganizations.
H. Bryan Chrisman CLU, ChFC, has been a member of the Board of Directors since inception in 2004. He is a director of TLIC and FTCC. Mr. Chrisman is a principal with IMA, LLC, an insurance marketing firm that he helped found in 2001.
Bill H. Hill has been a member of the Board of Directors since 2004. He also serves as a Director of TLIC and FTCC. He was President of Eastern Oklahoma State College, in Wilburton, OK from 1986-2000. He retired in 2000 and has been a rancher since that time.
Charles Wayne Owens has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC and FTCC. Mr. Owens has served as the President and Owner of Tinker Owens Insurance and Marketing Services since its inception in 1988. Mr. Owens is the brother of Loren Everett Owens.
Loren Everett Owens has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC and FTCC. Mr. Owens is the CEO of Owens, Powell and Associates and Steve Owens and Associates, both of which offer a full range of insurance and service related products. Mr. Owens is the brother of Director Charles Wayne Owens.
George E. Peintner has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC and FTCC. Mr. Peintner is the owner of Peintner Enterprises. Peintner Enterprises is a Marketing Company established in 1980.
John R. Perkins has been a member of the Board of Directors since inception in 2004. He was President from inception in 2004 until October 2007. He also is a Director of TLIC and FTCC He was President of FTCC and Co-Chairman of the Board of TLIC from their inception in 2006 until October 2007. He was President of Mid American Alliance Corporation and Mid American Century Life Company from January 1, 2003 to December 31, 2003. He was on the Board of Directors of Mid-American Alliance and Mid American Century from 1998 to 2003. He is a member of the Board of Directors of Midwest Holding Inc. since its inception in 2004.
G. Wayne Pettigrew has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC and FTCC. Mr. Pettigrew served in the Oklahoma House of Representatives from 1994 until 2004. He owns and operates Group Pension Planners, insurance and pension benefits consulting firm. He also serves on the Alumni Board at East Central University in Ada, Oklahoma.
Gary L. Sherrer has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC and FTCC. He is the Director of Development at the Division of Agricultural Sciences and Natural Resources for Oklahoma State University Foundation. Mr. Sherrer held the position of Assistant CEO of KAMO Power from 2001-2004. Prior to his position as Assistant CEO, Mr. Sherrer held the position of Chief Administrative Officer for seven years at KAMO Power.
There is a family relationship between two directors of the Company, Loren Everett Owens and Charles Wayne Owens are brothers. There are no other family relationships between directors or officers.

Corporate Governance
Code of Conduct and Ethics
The Company has a Code of Conduct and Ethics (“Code”) applicable to all directors and employees, including our Chairman of the Board, Chief Executive Officer and other senior executives, to help ensure that our business is conducted in accordance with high standards of ethical behavior. The code is published on our website at www.firsttrinityfinancial.com under “Corporate Governance”.
Nominating and Corporate Governance Committee
The Board of Directors provided for a Nominating and Corporate Governance Committee at its April 17, 2007 meeting that meets on call and submits recommendations to the Board of Directors for members of the Board to be submitted to the shareholders for election. The Nominating Committee which currently, consists of directors each of whom is deemed to be an independent director as the term is defined by the Nasdaq listing standards, did not meet in 2007. The Nominating and Corporate Governance committee acts pursuant to a written Charter adopted by the Board of Directors, which is available in the “Corporate Governance” section of the Company’s website at www.firsttrinityfinancial.com. It is the policy of the Nominating and Corporate Governance to consider director candidates proposed by shareholders. Candidates proposed by shareholders must follow the rules prescribed by the Securities Exchange Act of 1934 There are no minimum qualifications. The committee will consider all nominees for director and should address the performance and contribution of incumbent directors as well as the qualifications of new nomines.
Audit Committee
The Audit Committee of the Board of Directors is currently composed of three directors: Gary Sherrer (Chairman), Bill Hill and Loren Everett Owens, each of whom is determined to be an independent director as the term is defined by the Nasdaq listing standards. The Board of Directors has also determined that Mr. Sherrer qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s executive officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (“10% Stockholders”), to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during 2007, the Company believes that its executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them except that one Form 4 filing covering one transaction (termination of a disclaimer of control and voting authority) by Scott J. Engebritson, H. Bryan Chrisman, Charles Wayne Owens, Loren Everett Owens and G. Wayne Pettigrew was inadvertently omitted from filing when due. The filing was made by each on April 3, 2008.
Item 10. Executive Compensation
The compensation committee assists the board of directors in overseeing the management of the Company’s compensation and benefits program, chief executive officer performance and executive development and succession efforts. In addition they will oversee the evaluation of management and compensation of the officers of the Company.
The primary objective of our compensation program is to offer executive officers competitive compensation packages that will permit the Company to attract and retain individuals with superior abilities and to motivate and reward such individuals in an appropriate manner in the long term interest of the Company and its shareholders.
Management provides recommendations to the Compensation Committee regarding most compensation matters, including executive compensation; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Company does not currently engage any consultant related to executive compensation matters.

The Company’s compensation program for executive officers consists of base salary, consideration for annual bonuses, 401(k) plan and health insurance coverage. These elements are intended to provide an overall compensation package that is commensurate with the Company’s financial resources, that is appropriate to assure the retention of experienced management personnel, and that aligns their financial interest with those of our shareholders. Base Salary: Salary levels recommended by the Compensation Committee are intended to be competitive with salary levels of similarly situated companies, commensurate with the executive officers’ respective duties and responsibilities, and reflect the financial performance of the Company. Annual salary increases are considered based on the same criteria. Cash Bonuses: Bonus amounts are based on individual performance and are intended to reward superior performance. The Compensation Committee may also take into account additional considerations that it deems appropriate. Bonuses are discretionary and there is no formal bonus plan in place.
The following Summary Compensation Table sets forth the compensation of the Chief Executive Officers. No other executive officers compensation exceeded $100,000.
Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (3)	($)
Scott J. Engebritson (1)	2007	40,000			40,000
Chairman & Chief Executive Officer	2006	40,000			40,000

Gregg E. Zahn (2)	2007	151,667	80,000	6,000	237,667
President and Chief Executive Officer	2006	95,000	100,000		195,000

(1)	Mr. Engebritson resigned as Chief Executive Officer effective October 4, 2007

(2)	Mr. Zahn was elected President and Chief Executive Officer on October 4, 2007.

(3)	This amount is an auto allowance
Employment agreement
Gregg E. Zahn entered into an employment agreement with the Company, effective, retroactive to May 1, 2007 after it was amended to correct an error. The amended agreement is for a term through April 30, 2010 and is subject to earlier termination based on disability, death, termination by the Company, with or without cause. Mr. Zahn’s current base salary of $180,000 per year does not have a provision for annual review. He also receives a $750 per month auto allowance. He is entitled to participate in the Company’s employment benefit plans available to other executives. He is eligible for a bonus at the discretion of the Compensation Committee and the Board of directors, based on performance. Amounts payable, as of December 31, 2007, in the event of Mr. Zahn’s termination of employment by the company not for cause or for good reason by Mr. Zahn is $420,000.
Director Compensation

Directors who are not employees of the Company receive a $1,000 annual retainer and $500, plus expenses for each Board of Directors meeting they attend in person and $250 for each meeting held telephonically that they participate in. The Director Compensation Table is set forth below.

DIRECTOR COMPENSATION TABLE

					Change in
					Pension value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Cash ($)	($)	($)	($)	($)	( $)	($)
H. Bryan Chrisman	2,750						2,750
Bill H. Hill	2,250						2,250
Charles W. Owens	2,750						2,750
Loren Everett Owens	2,750						2,750
George E. Peintner	2,750						2,750
G. Wayne Pettigrew	2,750						2,750
Gary L. Sherrer	2,750						2,750
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee is currently composed of Messrs. Chrisman, Loren Owens and Peintner. No interlocking relationship exists between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of the Company’s common stock as of the Record Date (i) by all persons known to the Company, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the exchange act, to be the beneficial owners of more than 5% of FTFC’s common stock, (ii) by the executive officers named in the Summary Compensation Table under “Executive Compensation”, (iii) by each director, and (iv) by all current directors and executive officers as a group.

		Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Scott J. Engebritson	188,500	3.25%
Gregg E. Zahn	554,000	9.54%
William S. Lay	20,000	*
John R. Perkins	50,000	*
H. Bryan Chrisman	100,000	1.72%
Bill H. Hill	28,000	*
Charles Wayne Owens (2)	44,000	*
Loren Everett Owens	40,000	*
George E. Peintner	40,000	*
G. Wayne Pettigrew	40,000	*
Gary L. Sherrer	40,000	*
All directors and executive officers as a group (11 persons)	1,144,500	19.72%

*	represents less than 1%

(1)	At March 31, 2008, there are 5,805,000 shares outstanding and entitled to vote.

(2)	Includes 4,000 shares jointly owned by Mr. Owens and his children.
Item 12. Certain Relationships and Related Transactions
There are no relationships, transactions or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in item 404 of Regulation SB had or is to have a direct or indirect material interest.
Director Independence
The Board of Directors determined that seven of the eleven current directors are “independent” as defined by Nasdaq listing standards and rule 10A-3 of the Securities and Exchange Act of 1934. The non-independent directors are Scott J. Engebritson, Gregg E. Zahn, William S. Lay and John R. Perkins.
Item 13. Exhibits

Exhibit
Number	Description of Exhibit

3.1*	Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

3.2*	By-laws, as amended, are incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

4.1*	Specimen Stock Certificate is incorporated by reference to Exhibit 4 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.1*	Administrative Service Agreement between TLIC and IHLIC is incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

10.2*	Lease Agreement, is incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

Exhibit
Number	Description of Exhibit

10.3*	Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007 (File No. 000-52613)

10.4*	Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed on July 23, 2007 (File No. 000-52613)

10.5*	Employment contract of Gregg Zahn, President, is incorporated by reference to Exhibit 10.5 to the Company’s 10-QSB report filed on November 13, 2007 (File No. 000-52613)

14.1*	Code of Ethics

21.1*	Subsidiaries of First Trinity Financial Corporation

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

99.1*	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn is incorporated by reference as Exhibit 99.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

99.2*	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form 10SB12G filed April 20, 2007 (File No. 000-52613)

99.3*	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

99.4*	Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2008.

*	Previously filed with our Form 10-KSB on March 31, 2008

**	Filed with this Form 10-KSB/A

Item 14. Principal Accountant Fees and Services
Accounting Fees
The following table shows the fees billed by KEB for the audit and other services provided to the Company.

	Fiscal Years
	2007	2006
Audit Fees	$43,233	$10,762
Audit Related Fees	—	—
Tax Fees	—	—
All Other fees	—	—

Total	$43,233	$10,762

Audit fees primarily represent amounts paid or expected to be paid for audits of the Company’s financial statements and reviews of SEC Forms 10-QSB and 10-SB
Pre-Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engaging our independent registered public accounting firm to render an audit or permissible non-audit services, the Audit Committee specifically approves the engagement of our independent registered public accounting firm to render that service. Accordingly, we do not engage our independent registered public accounting firm to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance. As such, the engagement of KEB to render 100% of the services described in the categories above was approved by the Audit Committee in advance of the rendering of the services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date 4/29/2008	By:	/s/ Gregg Zahn
Gregg Zahn
President and Chief Executive Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
Date 4/29/2008	By:	/s/ William Lay
William Lay
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer