Form 10-Q
period 2008-03-31
First Trinity Financial CORP
filed 2008-05-15
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From                      to                     .
Commission file number 1.000-52613
FIRST TRINITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	34-1991436

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Number)

7633 East 63rd Place, Suite 230	Tulsa, Oklahoma	74133

(Address of principal executive offices)
(918) 249-2438
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 9, 2008: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $626,802 and $627,167 at March 31, 2008 and December 31, 2007, respectively)	$634,500	$628,570

Total investments	634,500	628,570

Cash and cash equivalents	8,546,466	9,021,411
Accrued investment income	7,543	7,776
Premiums receivable	41,691	17,508
Advances to agents	10,648	10,720
Reinsurance recoverable	12,288	12,020
Deferred policy acquisition costs	575,361	459,515
Office furniture and equipment (net of accumulated depreciation:$20,874 and $18,349 at March 31, 2008 and December 31, 2007, respectively)	55,501	55,229
Loans from premium financing	2,798,979	2,298,835
Other assets	10,027	16,654

Total assets	$12,693,004	$12,528,238

Liabilities and Shareholders’ Equity
Policy liabilities
Benefit reserves	$730,209	$533,048
Liability for deposit type contracts	97,484	—
Policy claims	25,064	19,010
Advance premiums	1,622	—
Deposits on pending policy applications	128,509	69,848

Total policy liabilities	982,888	621,906
Federal income tax deferred	2,617	1,309
Accrued expenses and other liabilities	86,030	125,208

Total liabilities	1,071,535	748,423

Shareholders’ equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding at March 31, 2008 and December 31, 2007	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	5,081	926
Accumulated deficit	(2,248,165)	(2,085,664)

Total shareholders’ equity	11,621,469	11,779,815

Total liabilities and shareholders’ equity	$12,693,004	$12,528,238

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Premium income	$334,939	$—
Income from premium financing	85,905	11,589
Net investment income	71,115	132,217
Other Income	—	3,000

Total revenues	491,959	146,806

Expenses
Death benefits	3,654	—
Increase in benefit reserves	199,293	—
Acquisition costs deferred	(127,611)	—
Amortization of deferred acquisition costs	11,765	—
Interest credited on premium deposit funds	941	—
Commissions	142,782	—
Loan fees	17,212	—
Employee wages and benefits	213,725	191,304
Professional fees	25,660	11,410
Third party administration fees	47,225	20,000
Other insurance and administrative expenses	120,645	103,217

Total expenses	655,291	325,931

Loss before federal income taxes	(163,332)	(179,125)

Provision for federal income taxes
Deferred	(832)	—

Net loss	$(162,500)	$(179,125)

Net loss per common share basic and diluted	$(0.03)	$(0.03)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities

Net cash used in operating activities	$(69,488)	$(79,421)

Investing activities
Loans for premiums financed	(500,144)	(586,853)
Purchases of furniture and equipment	(2,797)	—

Net cash used in investing activities	(502,941)	(586,853)

Financing activities
Proceeds from public stock offering	—	1,495,480
Cost of stock offering	—	(184,877)
Deposit type contracts	97,484	—

Net cash provided by financing activities	97,484	1,310,603

Increase (decrease) in cash	(474,945)	644,329

Cash and cash equivalents, beginning of period	9,021,411	10,677,554

Cash and cash equivalents, end of period	$8,546,466	$11,321,883

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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

The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and began operations in January 2007. FTCC provides financing for casualty insurance premiums and is licensed in the states of Arkansas, Louisiana, Mississippi and Oklahoma. TLIC was incorporated on June 22, 2006 and commenced the sale of life insurance in March 2007. TLIC was formed to be a life insurance company and operates in the state of Oklahoma.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period or for any other future year.

Certain financial information which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-KSB and amendment thereto for the fiscal year ended December 31, 2007.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
2.	Earnings per Share

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the three months ended March 31, 2008 and 2007 were 5,805,000 and 5,697,802, respectively.

3.	Segment Data

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

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues:
Life and annuity insurance operations	$351,210	$22,396
Premium finance operations	87,246	16,491
Corporate operations	53,503	107,919

Total	$491,959	$146,806

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$(64,187)	$(29,925)
Premium finance operations	14,182	(5,398)
Corporate operations	(113,327)	(143,802)

Total	$(163,332)	$(179,125)

4.	Reinsurance

TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

5.	Federal Income Taxes

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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)
5.	Federal Income Taxes (continued)

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

6.	Comprehensive Loss

The components of comprehensive loss, net of related federal income taxes, are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net loss	$(162,500)	$(179,125)
Unrealized gains (losses) on available-for-sale securities, net of federal income taxes of $2,617 and $0 for the three months ended March 31, 2008 and 2007, respectively	4,155	—

Other comprehensive income	$(158,345)	$(179,125)

7.	Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company experienced no material financial impact as a result of the adoption of SFAS No. 157.

The Company holds fixed maturities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2008.

	Level 1	Level 2	Level 3	Total
Assets
Fixed maturities		$634,500		$634,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors impacting the consolidated operating results for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007 and financial condition of FTFC and its subsidiaries (collectively referred to as “we”, “us”, “our” or the “Company”) as of March 31, 2008, as compared with December 31, 2007. This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
We were incorporated in April 2004. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has two subsidiaries: FTCC which is a premium finance company, and TLIC a life insurance company. We have capitalized TLIC with $2,500,000. We commenced the sales of life insurance in March 2007. We have capitalized FTCC with a total of $2,925,000.
We market our life and annuity insurance product to individuals and families through our agency force and the product is administered by our third party administrator, Investors Heritage Life Insurance company (“IHLIC”). We also reinsure part of the risk on insurance policies that we write with IHLIC.
Premium financing is marketed to property and casualty insurance agents who use our Company to finance loans to pay casualty insurance premiums for individuals and companies.
We were a development stage company until we commenced operations in 2007. We have incurred significant net losses since our inception. At March 31, 2008, we had an accumulated deficit of $2,248,165. These losses resulted primarily from cost incurred while raising capital and establishing the subsidiary companies.

Critical Accounting Policies and Significant Judgments and Estimate
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates and assumptions, including those related to loans from premium financing, investments, deferred acquisition costs, policy liabilities and income taxes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.
Investments in Fixed Maturities
We hold fixed investments in U.S. Government and federally sponsored agency obligations. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statement of income.
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
Policy Liabilities
Establishing liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing, and operating expense levels. We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of income.
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
New Accounting Pronouncements
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company experienced no material financial impact as a result of the adoption of SFAS No. 157.
The Company holds fixed maturities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value based on the nature of the information used to obtain the fair value. SFAS No. 157 requires certain disclosures about the level used to measure assets and liabilities reported at fair value as well as disclosures regarding changes in the values of those items reported using level 3 inputs, which involve a great deal of estimation and judgment by management.

Refer to Note 7 of the condensed consolidated financial statements for more explanation of SFAS No. 157 as well as for the required disclosures.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet at March 31, 2008 compared to December 31, 2007 reflect the operations of the Company and capital transactions discussed below.
At March 31, 2008, the Company’s available-for-sale fixed maturities had a fair value of $634,500 and amortized cost of $626,802 compared to a fair value of $628,570 and amortized cost of $627,167 at December 31, 2007. The available-for-sale portfolio consists of fixed maturities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The fixed maturities portfolio is invested in U.S. Government Obligation and federally sponsored agency securities.
At March 31, 2008 and December 31, 2007, the Company held loans from premium financing of $2,798,979 and $2,298,835, respectively. The loan balances are net of unearned interest of $80,794 and $63,830 at March 31, 2008 and December 31, 2007, respectively and allowances for loan losses of $3,500 at both March 31, 2008 and December 31, 2007.
The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for possible acquisitions.
Deferred policy acquisition cost, net of amortization, was $575,361 and $459,515 at March 31, 2008 and December 31, 2007, respectively. The increase in policy acquisition cost was a result of increased sales activity.
Total policy liabilities as of March 31, 2008 and December 31, 2007 were $982,888 and $621,906, respectively. At March 31, 2008 and December 31, 2007, future policy benefit reserves and liability for deposit type contracts are approximately 84% and 86%, respectively, of the total policy liabilities. Deposits on pending policy application liabilities represent 13% and 11% of the total policy liabilities at March 31, 2008 and December 31, 2007, respectively.
Shown below is a progression of the Company’s loans from premium financing for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

	March 31,	December 31,
	2008	2007
Balance, beginning of period	$2,366,165	$—
Loans financed	1,858,542	4,556,216
Unearned interest added to loans	93,221	234,744
Payment of loans and unearned interest	(1,434,655)	(2,424,795)

Ending loan balance including unearned interest	2,883,273	2,366,165
Unearned interest included in ending loan balances	(80,794)	(63,830)

Loan balance net of unearned interest	2,802,479	2,302,335
Less:
Allowance for loan loss	(3,500)	(3,500)

Loan balance net of unearned interest and allowance for loan losses at the end of the period	$2,798,979	$2,298,835

Results of Operations
During the quarter ended March 31, 2008, net loss decreased $16,625 compared to the quarter ended March 31, 2007 results and loss per share remained flat at $.03. The decrease in the net loss was primarily attributable to the completion of the stock sale and the commencement of operations of the life insurance and premium finance companies.

Revenues
Total consolidated revenues were $491,959 for the three months ended March 31, 2008, an increase of $345,153, or 235%, from $146,806 for the three months ended March 31, 2007. This increase is primarily attributable to life insurance premium income and interest income from premium financing.
Revenues from life insurance premiums were $334,939 and $0 for the three months ended March 31, 2008 and 2007, respectively. There were no life insurance premiums for the three months ended March 31, 2007, due to the start up of insurance operations during the year 2007. All sales were made in the state of Oklahoma.
Revenues from premium financing were $85,905 and $11,589 for the three months ended March 31, 2008 and 2007, respectively. The 641 % increase in revenue resulted due to the start up of premium financing operations during January 2007.
Net investment income for the three months ended March 31, 2008 was $71,115, a decrease of $61,102 from the three months ended March 31, 2007. The decrease is primarily due to a decline in the interest rate received on investments due to funds being invested in short term securities.
Expenses
The increase in life insurance policy reserves was $199,293 and $0 for the three months ended March 31, 2008 and 2007, respectively. There was no increase in life insurance policy reserves for the three months ended March 31, 2007, due to the start up of insurance operations during the year 2007.
Commissions to insurance agents were $142,782 and $0 for the three months ended March 31, 2008 and 2007, respectively. There were no commissions to insurance agents for the three months ended March 31, 2007, due to the start up of insurance operations during the year 2007.
Death claims, were $3,654 and $0 for the three months ended March 31, 2008 and 2007, respectively. There were no death claims for the three months ended March 31, 2007, due to the start up of insurance operations during the year 2007.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended March 31, 2008 and 2007, capitalized cost was $127,611 and $0, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2008 and 2007 was $11,765 and $0, respectively. The increase in capitalized cost and amortization related to the start-up of life insurance sales.
Employee wages and benefits were $213,725 for the three months ended March 31, 2008, an increase of $22,421, compared to the three months ended March 31, 2007. Other insurance and administrative expenses were $120,645 for the three months ended March 31, 2008, an increase of $17,428, compared to the three months ended March 31, 2007. Third party administration fees were $47,225 for the three months ended March 31, 2008 an increase of $27,225 from the $20,000 of fees for the three months ended March 31, 2007. The increase is due to the start date of our administrative services contract being February 2007 and additional services provided during the three months ended March 31, 2008.
Income tax expense for the three months ended March 31, 2008 and 2007, was ($832).and $0. Federal income taxes are calculated based on the earnings of TLIC. Certain items included in income reported for financial statements are not included in taxable income for the applicable three month periods, resulting in a reversal of prior period deferred income tax. There were no taxes currently payable for the three months ended March 31, 2008 and 2007.

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
Please see Note 3 to the Condensed Consolidated Financial Statements for additional information regarding segment data.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. We received $15,475,000 from the sale of our shares, which was completed February 22, 2007. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
During the three months ended March 31, 2008, the Company had negative cash flow from operations of $(69,488) compared to $(79,421) for the three months ended March 31, 2007. The decrease in negative cash flow can be attributed primarily to life insurance premiums received and income from premium financing offset by a decrease in net investment income.
Cash used in investing activities for the three months ended March 31, 2008 and 2007, of $502,941 and $586,853, respectively, resulted primarily from loans made in the premium finance operations. Cash provided by financing activities for the three months ended March 31, 2008, resulted from the $97,484 received from deposit type contracts, including $941 interest earned by policyholders on deposit type contracts. Cash provided by financing activities for the three months ended March 31, 2007 resulted from the $1,495,480 received from the sale of common stock less $184,877 for cost of the stock offering.
At March 31, 2008 and December 31, 2007, we had cash and cash equivalents totaling $8,546,466 and $9,021,411. The majority of our excess funds have been invested in money market mutual funds.
Premiums, which include mortality and expense charges, and investment income, are TLIC’s primary sources of cash flow used to meet short-term and long-term cash requirements. The Company’s short-term obligations consist primarily of sales and operating expenses. The Company’s principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products is based on conservative and actuarially sound assumptions as to mortality, persistency and interest. We believe these assumptions will produce revenues sufficient to meet our future contractual benefit obligations and operating expenses, and provide an adequate profit margin.
The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates. Regarding interest rates, the value of the Company’s fixed maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired fixed maturities increases or decreases in direct relationship with interest rate changes. Investment income on money market fund investments will decrease as interest rates decline.

The Company’s marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company’s current liquidity, current bond portfolio maturity distribution and cash position give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance department, (3) dividends from FTCC and (4) corporate borrowings, if necessary.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2008.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject. There are no proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
Dated: May 14, 2008	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

Dated: May 14, 2008	By:	/s/ William Lay
William Lay, Secretary, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer