Form 10-Q
period 2008-06-30
First Trinity Financial CORP
filed 2008-08-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 11, 2008: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION
INDEX TO FORM 10-Q

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited) and for the six months ended June 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T. Controls and Procedures	17

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $626,436 and $627,167 at June 30, 2008 and December 31, 2007, respectively)	$629,859	$628,570

Total investments	629,859	628,570

Cash and cash equivalents	7,912,444	9,021,411
Accrued investment income	5,808	7,776
Premiums receivable	48,743	17,508
Advances to agents	24,011	10,720
Reinsurance recoverable	17,392	12,020
Deferred policy acquisition costs	680,286	459,515
Office furniture and equipment (net of accumulated depreciation: $23,478 and $18,349 at June 30, 2008 and December 31, 2007, respectively)	56,870	55,229
Loans from premium financing	3,447,445	2,298,835
Other assets	6,812	16,654

Total assets	$12,829,670	$12,528,238

Liabilities and Shareholders’ Equity
Policy liabilities
Benefit reserves	$898,985	$533,048
Liability for deposit type contracts	191,887	—
Policy claims	33,903	19,010
Advance premiums	550	—
Deposits on pending policy applications	145,846	69,848

Total policy liabilities	1,271,171	621,906
Federal income tax deferred	1,164	1,309
Accrued expenses and other liabilities	73,798	125,208

Total liabilities	1,346,133	748,423

Shareholders’ equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding at June 30, 2008 and December 31, 2007	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	2,259	926
Accumulated deficit	(2,383,275)	(2,085,664)

Total shareholders’ equity	11,483,537	11,779,815

Total liabilities and shareholders’ equity	$12,829,670	$12,528,238

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Premium income	$456,894	$332,758	$791,833	$332,758
Income from premium financing	107,983	37,865	193,888	49,454
Net investment income	42,742	130,002	113,857	262,219
Other income	—	—	—	3,000

Total revenues	607,619	500,625	1,099,578	647,431

Expenses
Death benefits	4,661	56,951	8,315	56,951
Increase in benefit reserves	167,850	188,693	367,143	188,693
Acquisition costs deferred	(146,241)	(209,096)	(273,852)	(209,096)
Amortization of deferred acquisition costs	41,316	52,641	53,081	52,641
Interest credited on deposit type funds	1,797	—	2,738	—
Commissions	166,149	185,389	308,931	185,389
Loan fees	14,599	—	31,811	—
Employee wages and benefits	226,763	158,675	440,488	380,112
Third party administration fees	40,800	30,000	88,025	50,000
Other insurance and administrative expenses	225,036	172,040	371,341	256,535

Total expenses	742,730	635,293	1,398,021	961,225

Loss before federal income taxes	(135,111)	(134,668)	(298,443)	(313,794)

Provision for federal income taxes
Deferred	—	—	(832)	—

Net loss	$(135,111)	$(134,668)	$(297,611)	$(313,794)

Net loss per common share basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Net cash used in operating activities	$(142,670)	$(141,500)

Investing activities
Loans for premiums financed	(1,148,610)	(1,468,108)
Purchases of furniture and equipment	(6,769)	(8,095)

Net cash used in investing activities	(1,155,379)	(1,476,203)

Financing activities
Proceeds from public stock offering	—	1,495,480
Cost of stock offering	—	(184,877)
Deposit type contracts, net	189,082	—

Net cash provided by financing activities	189,082	1,310,603

Decrease in cash	(1,108,967)	(307,100)

Cash and cash equivalents, beginning of period	9,021,411	10,677,554

Cash and cash equivalents, end of period	$7,912,444	$10,370,454

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

The Company has two wholly owned subsidiaries domiciled in Oklahoma, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company (“TLIC”). FTCC was incorporated on March 9, 2006 and began operations in January 2007. FTCC provides financing for casualty insurance premiums and is licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. TLIC was incorporated on June 22, 2006 and commenced the sale of life insurance in March 2007. TLIC was formed to be a life insurance company and operates in the state of Oklahoma.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period or for any other future year.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Company, FTCC and TLIC. All intercompany accounts and transactions are eliminated in consolidation.

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
June 30, 2008
(Unaudited)
2.	Earnings per Share

Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the three months ended June 30, 2008 and 2007 were 5,805,000. The weighted average outstanding common shares for the six months ended June 30, 2008 and 2007 were 5,805,000 and 5,751,697, respectively.

3.	Segment Data

The Company operates in three segments as shown in the following table. Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC. Results for the parent company, after elimination of intercompany amounts, are allocated to the Corporate segment.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$469,945	$355,613	$821,155	$378,009
Premium finance operations	108,300	42,962	195,546	59,453
Corporate operations	29,374	102,050	82,877	209,969

Total	$607,619	$500,625	$1,099,578	$647,431

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$(45,223)	$11,367	$(109,410)	$(18,558)
Premium finance operations	10,623	11,821	24,805	6,423
Corporate operations	(100,511)	(157,856)	(213,838)	(301,659)

Total	$(135,111)	$(134,668)	$(298,443)	$(313,794)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Segment asset information as of:

Assets:
Life and annuity insurance operations	$4,111,271	$3,216,658
Premium finance operations	3,500,842	2,527,162
Corporate operations	5,217,557	6,784,418

Total	$12,829,670	$12,528,238

4.	Reinsurance

TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)
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

6.	Comprehensive Loss

The components of comprehensive loss, net of related federal income taxes, are as follows:

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net loss	$(135,111)	$(134,668)	$(297,611)	$(313,794)
Unrealized gains (losses) on available-for-sale securities, net of federal income taxes of ($1,453) and $307 for the three months ended June 30, 2008 and 2007, respectively and net of federal income taxes of $687 and $604 at June 30, 2008 and 2007, respectively	(2,822)	596	1,333	1,172

Other comprehensive income	$(137,933)	$(134,072)	$(296,278)	$(312,622)

7.	Fair Values of Financial Instruments

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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)
7.	Fair Values of Financial Instruments (continued)

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2008.

	Level 1	Level 2	Level 3	Total

Assets
Fixed maturities	$—	$629,859	$—	$629,859
8.	Subsequent Events

On July 18, 2008, the Company entered into a stock purchase agreement to purchase all the outstanding stock of First Life America Corporation (“FLAC”), Topeka, KS from Brooke Capital Corporation. The purchase price is adjusted statutory capital and surplus plus $4,750,000, but not to exceed, in the aggregate, a total purchase price of $8,000,000. The sale is subject to regulatory approval by the Kansas Insurance Department. FLAC is a life insurance and annuity company headquartered in Topeka, Kansas, offering life insurance and annuity products to the citizens of Kansas, Illinois, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has two subsidiaries: FTCC which is a premium finance company and TLIC a life insurance company. We have capitalized TLIC with $2,700,000 and we commenced the sale of life insurance in March 2007. We have capitalized FTCC with a total of $3,425,000.
The Company pursues business in both the life insurance and premium financing industries. We market our life insurance and annuity product to individuals and families through an agency force and the product is administered by a third party administrator, Investors Heritage Life Insurance Company (“IHLIC”). The Company also reinsures part of the risk on insurance policies written through a reinsurance agreement with IHLIC. Premium financing is marketed to property and casualty insurance agents. These agents finance loans to pay property and casualty insurance premiums for individuals and businesses with the Company’s premium financing subsidiary. The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At June 30, 2008, the Company had an accumulated deficit of $2,383,275. The Company continues to incur losses, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies.
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. First Trinity Financial Corporation and Brooke Capital Corporation jointly announced the signing of an agreement on July 18, 2008 for First Trinity’s purchase of Brooke Capital’s Topeka-based life insurance subsidiary, First Life America Corporation. The sale is subject to customary regulatory approval by the Kansas Insurance Department. First Life America Corporation is a life insurance and annuity company headquartered in Topeka, Kansas, offering life insurance and annuity products to the citizens of Kansas, Illinois, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.
The Company’s profitability in the life insurance segment is a function of its ability to accurately price the policies that it writes, adequately value life insurance business acquired and administer life insurance company acquisitions at an expense level that validates the acquisition cost. Profitability in the premium financing segment is dependent on the Company’s ability to compete in that sector, maintain low administrative costs and minimize losses.
The following discussion highlights significant factors impacting the consolidated operating results for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007 and the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 as well as the financial condition of FTFC and its subsidiaries This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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

Consolidated Financial Condition
Significant changes in the consolidated balance sheet at June 30, 2008 compared to December 31, 2007 reflect the operations of the Company and capital transactions discussed below.
At June 30, 2008, the Company’s available-for-sale fixed maturities had a fair value of $629,859 and amortized cost of $626,436 compared to a fair value of $628,570 and amortized cost of $627,167 at December 31, 2007. The available-for-sale portfolio consists of fixed maturities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The fixed maturities portfolio is invested in U.S. Government Obligation and federally sponsored agency securities.
Shown below is a progression of the Company’s loans from premium financing for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

	June 30,	December 31,
	2008	2007
Balance, beginning of year	$2,366,165	$—
Loans financed	4,145,687	4,556,216
Unearned interest added to loans	210,625	234,744
Payment of loans and unearned interest	(3,168,378)	(2,424,795)

Ending loan balance including unearned interest	3,554,099	2,366,165
Unearned interest included in ending loan balances	(99,654)	(63,830)

Loan balance net of unearned interest	3,454,445	2,302,335
Less:
Allowance for loan loss	(7,000)	(3,500)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$3,447,445	$2,298,835

The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for possible acquisitions.
Deferred policy acquisition costs, net of amortization, was $680,286 and $459,515 at June 30, 2008 and December 31, 2007, respectively. The increase in policy acquisition cost was a result of increased sales activity.
Total policy liabilities as of June 30, 2008 and December 31, 2007 were $1,271,171 and $621,906, respectively. At both, June 30, 2008 and December 31, 2007, future policy benefit reserves and liability for deposit type contracts are approximately 86% of the total policy liabilities. Deposits on pending policy application liabilities represent 11% of the total policy liabilities at June 30, 2008 and December 31, 2007.
Results of Operations
During the three months ended June 30, 2008, the consolidated net loss was approximately equal to the consolidated net loss for the three months ended June 30, 2007 and loss per share remained flat at $.02. During the six months ended June 30, 2008, net loss decreased $16,183 compared to the six months ended June 30, 2007 results and loss per share remained flat at $.05. The decrease in the net loss was primarily attributable to the completion of the stock sale and the commencement of operations of the life insurance and premium finance companies.
Revenues
Total consolidated revenues were $607,619 for the three months ended June 30, 2008, an increase of $106,994, or 21%, from $500,625 for the three months ended June 30, 2007. Total consolidated revenues were $1,099,578 for the six months ended June 30, 2008, an increase of $452,147, or 70%, from $647,431 for the six months ended June 30, 2007. These increases are primarily attributable to an increase in life insurance premium income from new sales due to the start up of insurance operations during 2007, an increase in revenues from premium financing and a decrease in investment income.

Revenues from life insurance premiums were $456,894 and $332,758 for the three months ended June 30, 2008 and 2007, respectively. Revenues from life insurance premiums were $791,833 and $332,758 for the six months ended June 30, 2008 and 2007, respectively. This increase is primarily attributable to an increase in new life insurance sales due to the start up of insurance operations during the year 2007. All sales were made in the state of Oklahoma.
Revenues from premium financing were $107,983 and $37,865 for the three months ended June 30, 2008 and 2007, respectively. Revenues from premium financing were $193,888 and $49,454 for the six months ended June 30, 2008 and 2007, respectively. These increases in revenue resulted from the start up of premium financing operations during January 2007.
Consolidated net investment income for the three months ended June 30, 2008 was $42,742, a decrease of $87,260 from the three months ended June 30, 2007. Net investment income for the six months ended June 30, 2008 was $113,857, a decrease of $148,362 from the six months ended June 30, 2007. These decreases are primarily due to increasing the capitalization of the subsidiary companies and a decrease in the interest rate received on investments due to funds being invested in short term securities.
Expenses
The increase in benefit reserves was $167,850 and $188,693 for the three months ended June 30, 2008 and 2007, respectively. The increase in benefit reserves was $367,143 and $188,693 for the six months ended June 30, 2008 and 2007, respectively. The increase for both periods was due to Trinity Life Insurance Company writing business beginning in the second quarter of 2007. Prior to that period, there were no benefit reserves. Life insurance reserves are established to provide for the payment of policyholder benefits. Actuaries consider factors such as premiums, interest, mortality and life expectancy when calculating reserve factors. Typically, these reserve factors increase as a policy reaches another anniversary, creating a larger reserve.
Commissions to insurance agents were $166,149 and $185,389 for the three months ended June 30, 2008 and 2007, respectively. Commissions to insurance agents were $308,931 and $185,389 for the six months ended June 30, 2008 and 2007, respectively. Trinity Life Insurance Company began writing business in the second quarter of 2007. Prior to that period, there were no expenses related to agents’ commissions.
Death benefits were $4,661 and $56,951 for the three months ended June 30, 2008 and 2007, respectively. Death benefits were $8,315 and $56,951 for the six months ended June 30, 2008 and 2007, respectively. TLIC had one death claim during the second quarter of 2007, with only small increases in the claims reserve since that time.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended June 30, 2008 and 2007, capitalized cost was $146,241 and $209,096 respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2008 and 2007 was $41,316 and $52,641, respectively. For the six months ended June 30, 2008 and 2007, capitalized cost was $273,852 and $209,096, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2008 and 2007 was $53,081 and $52,641, respectively. The increase in capitalized cost and amortization for the six month period related to the start-up of life insurance sales, however, deferred acquisition costs and amortization decreased somewhat for the three month period due to the aging of the business into renewal years.
Employee wages and benefits were $226,763 for the three months ended June 30, 2008, an increase of $68,088, compared to the three months ended June 30, 2007. Other insurance and administrative expenses were $225,036 for the three months ended June 30, 2008, an increase of $52,996, compared to the three months ended June 30, 2007. Third party administration fees were $40,800 for the three months ended June 30, 2008, an increase of $10,800 from the $30,000 of fees for the three months ended June 30, 2007. Employee wages and benefits were $440,488 for the six months ended June 30, 2008, an increase of $60,376, compared to the six months ended June 30, 2007. Other insurance and administrative expenses were $371,341 for the six months ended June 30, 2008, an increase of $114,806, compared to the six months ended June 30, 2007. Third party administration fees were $88,025 for the six months ended June 30, 2008, an increase of $38,025 from the $50,000 of fees for the six months ended June 30, 2007. These increases are primarily due to the ramp up of operations during 2007. Additionally, the increase in administrative fees is due to the start date of our administrative services contract being February 2007 and additional services provided during the six months ended June 30, 2008.

There was no income tax expense for the three months ended June 30, 2008 and 2007. Income tax expense for the six months ended June 30, 2008 and 2007, was ($832) and $0. FTFC files a consolidated tax return with FTCC and TLIC files a separate tax return. The federal income tax resulted from TLIC. Certain items included in income reported for financial statements are not included in taxable income for the applicable three month periods, resulting in a reversal of prior period deferred income tax. There were no taxes currently payable for the three months ended June 30, 2008 and 2007 or the six months ended June 30, 2008 and 2007.
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
Liquidity and Capital Resources
The Holding Company
FTFC is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies and its operating expenses. Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. We received $15,475,000 from the sale of our shares, which was completed February 22, 2007. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
Cash Flows
During the six months ended June 30, 2008, the Company had negative cash flow from operations of $(142,670) compared to $(141,500) for the six months ended June 30, 2007. The stabilization in negative cash flow can be attributed primarily to life insurance premiums received and income from premium financing offset by a decrease in investment income and an increase in operating expenses.
Cash used in investing activities for the six months ended June 30, 2008 and 2007, of $1,155,379 and $1,476,203, respectively, resulted primarily from loans made in the premium finance operations.
Cash provided by financing activities for the six months ended June 30, 2008 and 2007, was $189,082 and $1,310,603, respectively. Changes in cash provided resulted from $1,310,603 of net proceeds received from the sale of equity securities that ended in February 2007 offset by $189,082 of payments received on deposit type contracts, including $2,738 interest earned by policyholders on these contracts.
At June 30, 2008 and December 31, 2007, we had cash and cash equivalents totaling $7,912,444 and $9,021,411. The majority of our excess funds have been invested in money market mutual funds.

Future liquidity and capital needs
Premiums, which include mortality and expense charges, and investment income, are TLIC’s primary sources of cash flow used to meet short-term and long-term cash requirements. The Company’s short-term obligations consist primarily of sales and operating expenses. The Company’s principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance and annuity products. The premium charged for these products is based on conservative and actuarially sound assumptions as to mortality, persistency and interest. We believe these assumptions will produce revenues sufficient to meet our future contractual benefit obligations and operating expenses, and provide an adequate profit margin.
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
The Company is authorized to contribute additional capital up to $2,300,000 to its life insurance subsidiary. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses for the next twelve months; however the Company will need to borrow funds if it expands its operations through acquisitions. The Company is currently negotiating bank loans to provide capital for acquisitions and additional working capital. We have based these estimates upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2008.
Forward Looking Information
We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Statements using words such as “expect,” “anticipate,” “believe,” “project,” “forecast,” “anticipate,” “plan,” “will,” “shall” or other words, phrases or expressions with similar meaning generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields or the earnings and profitability of our activities.

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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 21, 2008. At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:
Proposal 1: To elect directors to hold office for a term of one year each or until their successors are duly elected and qualified:

Directors	For	Withheld

Gregg E. Zahn	2,934,850	11,800
Scott J. Engebritson	2,932,550	14,100
William S. Lay	2,936,350	10,300
H. Bryan Chrisman	2,936,850	9,800
Bill H. Hill	2,936,250	10,400
Charles Wayne Owens	2,933,650	13,000
Loren Everett Owens	2,936,350	10,300
George E. Peintner	2,936,850	9,800
John R. Perkins	2,936,850	9,800
G. Wayne Pettigrew	2,936,250	10,400
Gary L Sherrer	2,936,450	10,200
Our board of directors consists of eleven members who are elected at each annual meeting of stockholders.
Proposal 2: To amend the Certificate of Incorporation to provide that the Board of Directors shall have the power to alter, amend, repeal or adopt new bylaws of the corporation.

Votes	For	Against	Abstain

	2,724,296	146,754	75,600
Proposal 3: To ratify the selection of Kerber, Eck and Braeckel LLP as our independent registered public accounting firm for 2008:

Votes	For	Against	Abstain

	2,926,050	10,600	10,000
Item 5. Other Information
None
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
August 13, 2008	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

August 13, 2008	By:	/s/ William Lay
William Lay, Secretary, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer