Form 10-Q
period 2008-09-30
First Trinity Financial CORP
filed 2008-11-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 11, 2008: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION
INDEX TO FORM 10-Q

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (Unaudited) and for the nine months ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T. Controls and Procedures	18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $325,942 and $627,167 at September 30, 2008 and December 31, 2007, respectively)	$326,625	$628,570

Total investments	326,625	628,570

Cash and cash equivalents	7,707,763	9,021,411
Accrued investment income	6,537	7,776
Premiums receivable	46,367	17,508
Advances to agents	13,784	10,720
Reinsurance recoverable	22,477	12,020
Deferred policy acquisition costs	786,361	459,515
Office furniture and equipment (net of accumulated depreciation: $26,319 and $18,349 at September 30, 2008 and December 31, 2007, respectively)	56,265	55,229
Loans from premium financing	3,942,731	2,298,835
Other assets	82,776	16,654

Total assets	$12,991,686	$12,528,238

Liabilities and Shareholders’ Equity
Policy liabilities
Benefit reserves	$1,085,881	$533,048
Liability for deposit type contracts	283,931	—
Policy claims	43,953	19,010
Advance premiums	1,154	—
Deposits on pending policy applications	99,003	69,848

Total policy liabilities	1,513,922	621,906
Federal income tax deferred	232	1,309
Accrued expenses and other liabilities	118,968	125,208

Total liabilities	1,633,122	748,423

Shareholders’ equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding at September 30, 2008 and December 31, 2007	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	451	926
Accumulated deficit	(2,506,440)	(2,085,664)

Total shareholders’ equity	11,358,564	11,779,815

Total liabilities and shareholders’ equity	$12,991,686	$12,528,238

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Premium income	$417,248	$292,846	$1,209,081	$625,604
Income from premium financing	141,515	61,365	335,403	110,819
Net investment income	34,008	123,386	147,865	385,605
Other income	—	—	—	3,000

Total revenues	592,771	477,597	1,692,349	1,125,028

Expenses
Death benefits	5,318	6,906	13,633	63,857
Increase in benefit reserves	186,543	150,953	553,686	339,646
Acquisition costs deferred	(146,805)	(167,769)	(420,657)	(376,865)
Amortization of deferred acquisition costs	40,730	37,355	93,811	89,996
Interest credited on deposit type funds	2,963	—	5,701	—
Commissions	168,198	133,079	477,129	318,468
Loan fees	29,383	16,344	61,194	16,344
Salaries and wages	162,267	114,271	510,969	430,121
Third party administration fees	34,293	30,000	122,318	80,000
Other insurance and administrative expenses	233,046	231,513	696,173	552,310

Total expenses	715,936	552,652	2,113,957	1,513,877

Loss before federal income taxes	(123,165)	(75,055)	(421,608)	(388,849)

Provision for federal income taxes
Deferred	—	—	(832)	—

Net loss	$(123,165)	$(75,055)	$(420,776)	$(388,849)

Net loss per common share basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.07)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Net cash used in operating activities	$(238,976)	$(227,496)

Investing activities
Maturity of fixed maturities	300,000	—
Loans for premiums financed	(1,643,896)	(1,714,427)
Purchases of furniture and equipment	(9,006)	(10,463)

Net cash used in investing activities	(1,352,902)	(1,724,890)

Financing activities
Proceeds from public stock offering	—	1,495,480
Cost of stock offering	—	(184,877)
Deposit type contracts, net	278,230	—

Net cash provided by financing activities	278,230	1,310,603

Decrease in cash	(1,313,648)	(641,783)

Cash and cash equivalents, beginning of period	9,021,411	10,677,554

Cash and cash equivalents, end of period	$7,707,763	$10,035,771

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008 or for any other interim period or for any other future year.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
2. Earnings per Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the three months ended September 30, 2008 and 2007 were 5,805,000. The weighted average outstanding common shares for the nine months ended September 30, 2008 and 2007 were 5,805,000 and 5,777,435, respectively.
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$429,830	$316,469	$1,250,985	$694,478
Premium finance operations	141,515	64,719	337,061	124,172
Corporate operations	21,426	96,409	104,303	306,378

Total	$592,771	$477,597	$1,692,349	$1,125,028

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$(40,771)	$(13,571)	$(150,181)	$(32,129)
Premium finance operations	9,065	22,798	33,870	29,221
Corporate operations	(91,459)	(84,282)	(305,297)	(385,941)

Total	$(123,165)	$(75,055)	$(421,608)	$(388,849)

Segment asset information as of:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Life and annuity insurance operations	$4,342,354	$3,216,658
Premium finance operations	4,168,031	2,527,162
Corporate operations	4,481,301	6,784,418

Total	$12,991,686	$12,528,238

4. Reinsurance
TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC remains contingently liable on all ceded insurance should any reinsurer be unable to meet their obligations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
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
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2005 through 2007 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.
6. Comprehensive Loss
The components of comprehensive loss, net of related federal income taxes, are as follows:

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net loss	$(123,165)	$(75,055)	$(420,776)	$(388,849)
Unrealized gains (losses) on available-for-sale securities, net of federal income taxes of ($932) and ($307) for the three months ended September 30, 2008 and 2007, respectively and net of federal income taxes of ($245) and $0 for the nine months ended September 30, 2008 and 2007, respectively	(1,808)	(596)	(475)	576

Other comprehensive loss	$(124,973)	$(75,651)	$(421,251)	$(388,273)

7.	Fair Values of Financial Instruments
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
7. Fair Values of Financial Instruments (continued)
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3	Total

Assets
Fixed maturities	$—	$326,625	$—	$326,625
8. Agreement to acquire First Life America Corporation
On July 18, 2008, the Company entered into a stock purchase agreement (“SPA”) to purchase all the outstanding stock of First Life America Corporation (“FLAC”), Topeka, KS from Brooke Capital Corporation (“BCC”). The purchase price is adjusted statutory capital and surplus plus $4,750,000, with certain adjustments, but not to exceed, in the aggregate, a total purchase price of $8,000,000. Upon signing the SPA, the Company deposited $800,000 in an escrow account to be paid as a part of the sales price at closing unless the SPA is terminated prior to closing. The escrowed funds are to secure BCC’s indemnification obligations to the Company under the Agreement and will be returned to the buyer if the SPA is terminated by buyer with cause prior to the closing and to seller if buyer terminates without cause. The escrow agreement will remain in effect after closing and the funds deposited in the escrow account will be used to pay claims of the buyer for a period of eighteen months after the date of the agreement. Any funds remaining after eighteen months will be paid to seller. The acquisition is being financed with loans from the First National Bank of Muskogee and existing cash. The sale is subject to regulatory approval by the Kansas Insurance Department (“KID”). Cost related to the acquisition of FLAC, in the amount of $59,689, have been capitalized.
FLAC is a life insurance and annuity company headquartered in Topeka, Kansas, offering life insurance and annuity products to the citizens of Kansas, Illinois, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
8. Agreement to acquire First Life America Corporation (continued)
On September 17, 2008, BCC consented to a court order appointing Albert A. Riederer, as special master.
On September 19, 2008, the Company notified BCC that it was in violation of certain representations and warranties contained in the SPA for the sale of FLAC. The notification provided a 30 day cure period for the violations as provided in the SPA.
9. Subsequent Events
On October 17, 2008, the Company notified BCC that it was extending its right to terminate the SPA for an additional thirty 30 day period.
On October 17, 2008, the KID approved the sale of FLAC to the Company. The SPA provided for the closing of the purchase of FLAC on the first day of the month following the approval of the sale of FLAC to the Company by the KID, unless the parties agree to a different closing date.
On October 28, 2008, BCC filed bankruptcy. The closing of the purchase of FLAC did not occur as provided in the SPA. We have been informed that the shares are encumbered and it is unknown at this time, if the acquisition of FLAC will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has two subsidiaries: First Trinity Capital Corporation (“FTCC”) which is a premium finance company and Trinity Life Insurance Company (“TLIC”) a life insurance company. We have capitalized TLIC with $2,700,000, and we commenced the sale of life insurance in March 2007. We have capitalized FTCC with a total of $4,000,000.
The Company pursues business in both the life insurance and premium financing industries. We market our life insurance and annuity product to individuals and families through an agency force and the product is administered by a third party administrator, Investors Heritage Life Insurance Company (“IHLIC”). The Company also reinsures part of the risk on insurance policies written through a reinsurance agreement with IHLIC. Premium financing is marketed to property and casualty insurance agents. These agents finance loans to pay property and casualty insurance premiums for individuals and businesses with the Company’s premium financing subsidiary. The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At September 30, 2008, the Company had an accumulated deficit of $2,506,440. The Company continues to incur losses, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. First Trinity Financial Corporation and Brooke Capital Corporation jointly announced the signing of an agreement on July 18, 2008 for the Company’s purchase of Brooke Capital’s Topeka-based life insurance subsidiary, First Life America Corporation (“FLAC”). The sale was approved by the Kansas Insurance Department on October 17, 2008; however, we have been informed that the shares are encumbered and the seller has filed bankruptcy. It is unknown at this time, if the acquisition of FLAC will be completed. FLAC is a life insurance and annuity company headquartered in Topeka, Kansas, offering life insurance and annuity products to the citizens of Kansas, Illinois, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.
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
The following discussion highlights significant factors impacting the consolidated operating results for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, and the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, as well as the financial condition of FTFC and its subsidiaries This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
Income Taxes
We evaluate our deferred income tax assets, which offset our deferred tax liabilities, for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.
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

Consolidated Financial Condition
Significant changes in the consolidated balance sheet at September 30, 2008 compared to December 31, 2007 reflect the operations of the Company and capital transactions discussed below.
At September 30, 2008, the Company’s available-for-sale fixed maturities had a fair value of $326,625 and amortized cost of $325,942 compared to a fair value of $628,570 and amortized cost of $627,167 at December 31, 2007. The available-for-sale portfolio consists of fixed maturities. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a component in shareholders’ equity within “Accumulated Other Comprehensive Income”. The fixed maturities portfolio is invested in U.S. Government Obligation and federally sponsored agency securities.
Shown below is a progression of the Company’s loans from premium financing for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

	September 30,	December 31,
	2008	2007
Balance, beginning of year	$2,366,165	$—
Loans financed	6,528,101	4,556,216
Unearned interest added to loans	346,550	234,744
Payment of loans and unearned interest	(5,169,333)	(2,424,795)

Ending loan balance including unearned interest	4,071,483	2,366,165
Unearned interest included in ending loan balances	(112,752)	(63,830)

Loan balance net of unearned interest	3,958,731	2,302,335
Less:
Allowance for loan loss	(16,000)	(3,500)

Loan balance net of unearned interest and allowance for loan losses at the end of the period	$3,942,731	$2,298,835

The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for possible acquisitions.
Deferred policy acquisition costs, net of amortization, were $786,361 and $459,515 at September 30, 2008 and December 31, 2007, respectively. The increase in policy acquisition cost was a result of increased sales activity.
Total policy liabilities as of September 30, 2008 and December 31, 2007 were $1,513,922 and $621,906, respectively. At September 30, 2008 and December 31, 2007, future policy benefit reserves and liability for deposit type contracts were approximately 90% and 86%, respectively of the total policy liabilities. Deposits on pending policy applications represent 7% and 11% of the total policy liabilities at September 30, 2008 and December 31, 2007, respectively.
Results of Operations
During the three months ended September 30, 2008, the consolidated net loss increased $48,110 or 64% over the consolidated net loss for the three months ended September 30, 2007 and loss per share increased from $.01 to $.02. During the nine months ended September 30, 2008, net loss increased $31,927 compared to the nine months ended September 30, 2007 results and loss per share remained flat at $.07. The increase in the net loss was primarily attributable to the continued growth of the life insurance and premium finance companies.
Revenues
Total consolidated revenues were $592,771 for the three months ended September 30, 2008, an increase of $115,174, or 24%, from $477,597 for the three months ended September 30, 2007. Total consolidated revenues were $1,692,349 for the nine months ended September 30, 2008, an increase of $567,321 or 50%, from $1,125,028 for the nine months ended September 30, 2007. These increases are primarily attributable to an increase in life insurance premium income from new sales due to the start up of insurance operations during 2007, an increase in revenues from premium financing and a decrease in investment income.

Revenues from life insurance premiums were $417,248 and $292,846 for the three months ended September 30, 2008 and 2007, respectively. Revenues from life insurance premiums were $1,209,081 and $625,604 for the nine months ended September 30, 2008 and 2007, respectively. This increase is primarily attributable to an increase in new life insurance sales and renewal premiums during the year 2008. All sales were made in the state of Oklahoma.
Revenues from premium financing were $141,515 and $61,365 for the three months ended September 30, 2008 and 2007, respectively. Revenues from premium financing were $335,403 and $110,819 for the nine months ended September 30, 2008 and 2007, respectively. These increases in revenue resulted from increased premium financing operations during 2008.
Consolidated net investment income for the three months ended September 30, 2008 was $34,008, a decrease of $89,378 from the three months ended September 30, 2007. Net investment income for the nine months ended September 30, 2008 was $147,865, a decrease of $237,740 from the nine months ended September 30, 2007. These decreases are primarily due to investing funds in the operations of the subsidiary companies and a decrease in the interest rate received on investments due to funds being invested in short term securities.
Expenses
The increase in benefit reserves was $186,543 and $150,953 for the three months ended September 30, 2008 and 2007, respectively. The increase in benefit reserves was $553,686 and $339,646 for the nine months ended September 30, 2008 and 2007, respectively. The increase for both periods was due to Trinity Life Insurance Company writing increased business during 2008. Trinity Life Insurance Company began writing business beginning in the second quarter of 2007. Prior to that period, there were no benefit reserves. Life insurance reserves are established to provide for the payment of policyholder benefits. Actuaries consider factors such as premiums, interest, mortality and life expectancy when calculating reserve factors. Typically, these reserve factors increase as a policy reaches another anniversary, creating a larger reserve.
Commissions to insurance agents were $168,198 and $133,079 for the three months ended September 30, 2008 and 2007, respectively. Commissions to insurance agents were $477,129 and $318,468 for the nine months ended September 30, 2008 and 2007, respectively. Trinity Life Insurance Company began writing business in the second quarter of 2007. Prior to that period, there were no expenses related to agents’ commissions.
Death benefits were $5,318 and $6,906 for the three months ended September 30, 2008 and 2007, respectively. Death benefits were $13,633 and $63,857 for the nine months ended September 30, 2008 and 2007, respectively. TLIC had one death claim during the second quarter of 2007, with only small increases in the claims reserve since that time.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended September 30, 2008 and 2007, capitalized cost was $146,805 and $167,769 respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2008 and 2007 was $40,730 and $37,355, respectively. For the nine months ended September 30, 2008 and 2007, capitalized cost was $420,657 and $376,865, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2008 and 2007 was $93,811 and $89,996, respectively. The increase in capitalized cost and amortization for the nine month period is related to increased life insurance sales, however, deferred acquisition costs decreased somewhat for the three month period due to a small decrease in new business written during the period.

Salaries and wages were $162,267 for the three months ended September 30, 2008, an increase of $47,996 compared to the three months ended September 30, 2007. Other insurance and administrative expenses were $233,046 for the three months ended September 30, 2008, an increase of $1,533 compared to the three months ended September 30, 2007. Third party administration fees were $34,293 for the three months ended September 30, 2008, an increase of $4,293 from the $30,000 of fees for the three months ended September 30, 2007. Salaries and wages were $510,969 for the nine months ended September 30, 2008, an increase of $80,848 compared to the nine months ended September 30, 2007. Other insurance and administrative expenses were $696,173 for the nine months ended September 30, 2008, an increase of $143,863 compared to the nine months ended September 30, 2007. Third party administration fees were $122,318 for the nine months ended September 30, 2008, an increase of $42,318 from the $80,000 of fees for the nine months ended September 30, 2007. These increases are primarily due to the ramp up of operations during 2008. Additionally, the increase in administrative fees is due to the start date of our administrative services contract being February 2007 and additional services provided during the nine months ended September 30, 2008.
There was no income tax expense for the three months ended September 30, 2008 and 2007. Income tax expense for the nine months ended September 30, 2008 and 2007, was ($832) and $0. FTFC files a consolidated tax return with FTCC and TLIC files a separate tax return. The federal income tax resulted from TLIC. Certain items included in income reported for financial statements are not included in taxable income for the applicable nine month periods, resulting in a reversal of prior period deferred income tax. There were no taxes currently payable for the three months ended September 30, 2008 and 2007 or the nine months ended September 30, 2008 and 2007.
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
Cash Flows
During the nine months ended September 30, 2008, the Company had negative cash flow from operations of ($238,976) compared to ($227,496) for the nine months ended September 30, 2007. The stabilization in negative cash flow can be attributed primarily to life insurance premiums received and income from premium financing offset by a decrease in investment income and an increase in operating expenses.
Cash used in investing activities for the nine months ended September 30, 2008 and 2007, of $1,352,902 and $1,724,890, respectively, resulted primarily from loans made in the premium finance operations and partially offset by $300,000 from the maturity of a fixed maturity bond in 2008.
Cash provided by financing activities for the nine months ended September 30, 2008 and 2007, was $278,230 and $1,310,603, respectively. Changes in cash provided during the nine months ended September 30, 2008 resulted from $278,230 of payments received on deposit type contracts during 2008, including $5,701 interest earned by policyholders on these contracts. Through September 30, 2007, financing cash flows resulted from $1,310,603 of net proceeds from the public stock offering.

At September 30, 2008, we had cash and cash equivalents totaling $7,707,763. The majority of our excess funds have been invested in money market mutual funds.
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
The Company has no exposure to subprime loans and has no other material impairments.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2008.

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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
November 12, 2008	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

November 12, 2008	By:	/s/ William Lay
William Lay, Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer