Form 10-K
period 2008-12-31
First Trinity Financial CORP
filed 2009-04-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Title of Each Class
Common Stock, $.01 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non accelerated filer: ☐	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock .01 par value as of March 17, 2009: 5,805,000 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Part I

Item 1. Business	3

Item 2. Description of Property	7

Item 3. Legal Proceedings	7

Item 4. Submission of Matters to a Vote of Security Holders	8

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	8

Item 7. Management’s Discussion and Analysis or Plan of Operation	8

Item 8. Financial Statements	17

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	44

Item 9A.(T) Controls and Procedures	44

Item 9B. Other Information	44

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act	44

Item 11. Executive Compensation	45

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

Item 13. Certain Relationships and Related Transactions	45

Item 14. Principal Accountant Fees and Services	45

Item 15. Exhibits	45

Signatures	47

Exhibit 3.1
Exhibit 3.2
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.5
Exhibit 99.6
Exhibit 99.7

PART I
Item 1. Business
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
The net proceeds of the offerings were used to capitalize a life insurance subsidiary, a premium finance company and provide working capital. Two million dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, Trinity Life Insurance Company (“TLIC”) in September 2006 and an additional $700,000 was contributed during 2007 and 2008. The premium finance subsidiary, First Trinity Capital Corporation (“FTCC”) was capitalized in February of 2006 with $1,000 and additional capital contributions of $3,999,000 were made during 2007 and 2008. The company used approximately $2,695,000 for the acquisition of First Life America Corporation (“FLAC”), a Kansas domiciled life insurance company, and the remainder of the proceeds will provide additional working capital.
Acquisition of Other Companies
On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”). The FLAC acquisition was accounted for as a purchase. The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The FLAC acquisition was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, subject to approval of the Kansas Insurance Department.
Trinity Life Insurance Company
On June 22, 2006, TLIC received a certificate of authority from the Oklahoma Insurance Department to transact life and annuity business in the State of Oklahoma. The marketing of insurance products began on March 5, 2007. Effective February 1, 2007, TLIC entered into an administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”). Under the terms of the agreement, IHLIC provides services that include underwriting, actuarial, policy issue, accounting, claims processing and other services incident to the operations of TLIC. The agreement is effective for a period of five (5) years. Under the terms of the contract, TLIC will pay the greater of policy administration and new business fees or an annual minimum. The agreement may be terminated by either party with at least 180 days notice before termination. TLIC will bear all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of TLIC. Additionally, TLIC will be responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of TLIC. TLIC, through its consulting actuaries, developed the initial product that it is marketing. IHLIC provides valuation and illustration actuarial services under the terms of the administrative services agreement.

The initial product was designed to provide predetermined life insurance benefits based on the age of the insured. The base coverage decreases each year until an ultimate benefit amount is attained. The annuity rider does not contain any fees or load. Surrender charges in the annuity are based on a regressive scale which starts at 9% in the second year and decreases by 1% each year until after the tenth policy year there are no surrender charges.
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
Investments
TLIC is currently reviewing its options for an independent investment advisor to assist in managing its investments. The Oklahoma Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Oklahoma Insurance Code are not expected to have a material effect on the investment return of TLIC. The Company is not subject to the limitations which restrict the investments made by TLIC. Currently, investments are primarily held in short-term, highly liquid securities.
Competition
The life insurance industry is extremely competitive. The Oklahoma Insurance Department reported that there are twenty nine (29) domestic life insurance companies and an additional 509 companies incorporated in other jurisdictions, which are authorized to sell life insurance in Oklahoma. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than TLIC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. TLIC must also compete with other insurers to attract and retain qualified agents to market TLIC products.

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
Oklahoma has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters. Under the Oklahoma statutes, TLIC may not during any year pay dividends on common stock to the parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of capital and surplus at the end of the preceding year, without the consent of the Oklahoma Commissioner of Insurance. For 2008, TLIC could not pay a dividend without the Commissioner’s approval.
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
FTCC was capitalized with $4,000,000. The Company engages in the premium finance business, independent of its life insurance business. FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has contracted with over 220 insurance agencies to finance their insurance premiums and financed premiums for approximately 30 agencies. There is no guarantee that these agencies will write contracts with FTCC. We are not dependent on a single customer or a few major customers.
Commercial insurance premium finance transactions are not regulated directly in Oklahoma. Consumer insurance premium finance transactions are considered a consumer credit sale and are subject to the Oklahoma Uniform Consumer Credit Code. Therefore the regulation of the transaction is by the Department of Consumer Credit under the consumer credit laws. The interest rates allowed on consumer financing is 30% on $1,140 or less, 21% on $1,141-$3,800 and 15% over $3,800.

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
First Life America Corporation
FLAC is a life insurance company domiciled in Kansas and has its home office in Topeka, Kansas. At the time of acquisition the asset and liabilities were approximately $32,779,407 and $30,084,173, respectively. FLAC primarily sells final expense life insurance and annuity policies and is licensed in eight states. There are approximately 10,600 policies and $148,679,000 of insurance in force.
Products of FLAC
FLAC’s current product portfolio consists of whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a Graded Benefit, determined by underwriting. The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.
Reinsurance
FLAC participates in reinsurance with Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”) to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2008, FLAC ceded inforce amounts totaling $20,716,162 of ordinary business and $23,171,000 of accidental death benefit risk.
FLAC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. FLAC assumed inforce was $27,972,812 at December 31, 2008. As of January 1, 2008, the Reinsurance Pool stopped accepting new sessions.
Effective September 29, 2005, FLAC and Wilton Re executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005. Wilton Re agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Re as they are collected. As of June 24, 2006, Wilton Re terminated the reinsurance agreement for new business issued after the termination date.
In the event the reinsurers are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable.

Competition
The life insurance industry is extremely competitive. The Kansas Insurance Department reported that as of December 31, 2008, there were fourteen (14) domestic life insurance companies and an additional 548 companies incorporated in other jurisdictions, which are authorized to sell life insurance in Kansas. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than FLAC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must also compete with other insurers to attract and retain qualified agents to market FLAC products.
Governmental Regulation
FLAC is subject to regulation and supervision by the Kansas Insurance Department (“KID”). Kansas enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas. The insurance laws of Kansas give the KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.
Employees
As of March 1, 2008 the Company had nine employees with four of them being full time and FLAC had eight full time employees.
Item 2. Description of Property
The Company leases approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008 and leased approximately 200 square feet on a month to month basis during 2008. Under the terms of the leases, the monthly rent expense for the 2,517 square feet is $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010 and $3,251 from July 1, 2010 through June 30, 2011 and the month to month lease is $300 per month.
Property was acquired in the acquisition of FLAC. FLAC occupies approximately 7,500 square feet of its building in Topeka, Kansas and has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.
Effective August 29, 2005, FLAC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew, if not terminated on or after August 15, 2010, for another five years with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $4,438 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015.
The future minimum lease payments to be received under non cancelable lease agreements are approximately $53,258 and $35,505 for the years 2009 and 2010, respectively.
Item 3. Legal Proceedings
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

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

As of March 17, 2009 there were approximately 3,750 shareholders of the Company’s outstanding common stock.

(ii)	Dividends

The Company has not paid any cash dividends since inception (April 19, 2004). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company’s earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries. Provisions of the Kansas and Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and FLAC and TLIC, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. “Description of Business — Governmental Regulation.” In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

(iii)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)	None

(c)	No share repurchases were made.
Item 7. Management’s Discussion and Analysis or Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Results of Operation
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has three subsidiaries: FTCC which is a premium finance company and TLIC and FLAC are life insurance companies. We have capitalized TLIC with $2,700,000, and we commenced the sale of life insurance in March 2007. We have capitalized FTCC with a total of $4,000,000. FLAC has statutory capital and surplus of approximately $2,700,000.

The Company pursues business in both the life insurance and premium financing industries. TLIC markets its life insurance and annuity product to individuals and families through an agency force and the product is administered by a third party administrator, Investors Heritage Life Insurance Company (“IHLIC”). The Company also reinsures part of the risk on insurance policies written through a reinsurance agreement with IHLIC. Premium financing is marketed to property and casualty insurance agents. These agents finance loans to pay property and casualty insurance premiums for individuals and businesses with the Company’s premium financing subsidiary. The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At December 31, 2008, the Company had an accumulated deficit of $2,590,516. The Company continues to incur losses, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. Pursuant to the terms of a stock purchase agreement, on December 23, 2008, the Company acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company. The FLAC acquisition was accounted for as a purchase. Results of operations are not included in the consolidated financial statements. The Company acquired FLAC to expand its insurance operations in additional states and FLAC had insurance policies in force similar to the product that TLIC is currently selling. FLAC is a life insurance and annuity company headquartered in Topeka, Kansas, offering life insurance and annuity products to the citizens of Kansas, Illinois, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates and assumptions, including those related to loans from premium financing, investments, deferred acquisition costs, property and equipment, value of insurance business acquired, policy liabilities and income taxes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.
Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income or (loss). The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes are included in accumulated other comprehensive income (loss) The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. Dividends from these investments are recognized in net investment income when declared.
Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income.

Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized premium or discounts. Interest income and the amortization of premium or discount are included in net investment income.
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculated the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, and generally if no payment is received after ninety days all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
Allowance for Loan Losses from Premium Financing
The allowance for possible loan losses from financing casualty insurance premiums is a reserve established through a provision for possible loan losses charged to expense, which represents, in management’s judgment the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy and changes in interest rates. The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.
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
Deferred Policy Acquisition Costs
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
Deferred acquisition costs related to annuities are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.
Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income (Loss)” in the shareholders’ equity section of the balance sheet.

Property and Equipment
Property and equipment, including the home office building of FLAC that was acquired in the acquisition of FLAC, are carried at cost. Depreciation on the office building is calculated over its estimated useful life. Office furniture and equipment is recorded at cost or fair value at acquisition less accumulated depreciation using the 200% declining balance method over the estimated useful life of the respective assets. The estimated useful life for the building is 39 years and furniture and equipment is 3 to 7 years.
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The value of acquired insurance in force will be amortized over the expected remaining life of the insurance in force. For the amortization of the value of acquired insurance in force, the Company will periodically review its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.
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
Federal Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases. A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits. We evaluate our deferred income tax assets, which are an offset of our deferred tax liabilities, for any necessary valuation allowances. In doing so, we consider our ability and potential for recovering income taxes associated with such assets, which involve significant judgment. Revisions to the assumptions associated with any necessary valuation allowances would be recognized in the financial statements in the period in which such revisions are made.
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
Please see Note 14 to the Consolidated Financial Statements for additional information regarding segment data.

Results of Operations
The primary sources of revenue for the Company are life insurance premium income and income from premium financing. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.
Revenues
Total consolidated revenues were $2,241,408 for the year ended December 31, 2008, an increase of $605,452, or 37%, from $1,635,956 for the year ended December 31, 2007. This increase is primarily attributable to life insurance premium income and interest income from financing casualty insurance premiums.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $1,572,599 and $972,547 for the years ended December 31, 2008 and 2007, respectively. All insurance sales were made in the state of Oklahoma. Premium increase is due to writing new business.
Premium Finance Operations
Revenues from premium financing were $503,885 and $183,927 for the years ended December 31, 2008 and 2007, respectively. The increase is due to expansion of the business.
Corporate Operations
Net investment income for 2008 was $116,845, a decrease of $270,351 from 2007 results. This decrease is primarily due to a decrease in short term investment rates and using cash to fund premium finance loans.
Benefits, Losses and Expenses
Benefits and claims increased $128,087 and $596,484 in 2008 and 2007, respectively. The increase is due to increased business.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. In 2008 and 2007, capitalized cost was $553,292 and $592,637, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2008 and 2007 was $114,673 and $133,122, respectively.
Commissions were $625,492 for the year ended December 31 2008, an increase of $124,836, compared to the year ended December 31, 2007. The increase is due to writing a larger volume of business.
Salaries and wages were $682,555 for the year ended December 31, 2008, an increase of $76,478, compared to the year ended December 31, 2007. The growth of the Company required additional employees.
Third party administration fees were $169,341 for the year ended December 31, 2008, an increase of $44,107 compared to the year ended December 31, 2007. The increase was due to an escalation clause in the fees in the administration service agreement and for providing additional services.

Other underwriting, insurance and acquisition expenses were $713,949 for the year ended December 31, 2008, an increase of $56,711, compared to the year ended December 31, 2007. The increase is due to an expansion of the business.
Income tax expense for 2008 was ($832). Federal income taxes are calculated based on the earnings of TLIC. Certain items included in income reported for financial statements are not included in taxable income for the current year, resulting in deferred income taxes. Deferred income taxes totaled ($832) and taxes currently payable were $0. In 2007 total income tax expense was $832.
During 2008 net loss decreased $6,555 compared to 2007 results and loss per share remained flat at $.09 loss per share, while equity per share decreased 4% to $1.94 compared to $2.03 per share at December 31, 2007. The decrease in the net loss was primarily attributable to the commencement of operations of the life insurance and premium finance company.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet of 2008 compared to 2007 reflect the operations of the Company, the acquisition of FLAC and capital transactions discussed below.
At December 31, 2008, the Company’s available-for-sale fixed maturities had a fair value of $18,207,905 and amortized cost of $18,203,764 compared to a fair value of $628,570 and an amortized cost of $627,167 at December 31, 2007. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The fixed maturities portfolio is invested in a variety of companies and U S Government sponsored agency securities.
At December 31, 2008, the Company’s available-for-sale equity securities had a fair value of $213,752 to a fair value of $0 at December 31, 2007. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The equity securities portfolio is invested in a variety of companies.
At December 31, 2008 and 2007, the Company held loans from premium financing of $4,702,590 and $2,298,835, respectively. The loan balances at December 31, 2008 and 2007, respectively, are net of unearned interest of $124,950 and $63,830 and allowance for loan losses of $21,305 and $3,500.
Shown below is a progression of the Company’s loans from premium financing for the years ended December 31, 2008 and 2007, respectively.

	December 31,	December 31,
	2008	2007
Balance, beginning of year	$2,366,165	$—
Loans financed	9,279,014	4,556,216
Unearned interest added to loans	493,989	234,744
Payment of loans and unearned interest	(7,290,323)	(2,424,795)

Ending loan balance including unearned interest	4,848,845	2,366,165
Unearned interest included in ending loan balances	(124,950)	(63,830)

Loan balance net of unearned interest	4,723,895	2,302,335
Less:
Allowance for loan loss	(21,305)	(3,500)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$4,702,590	$2,298,835

The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for acquisitions.
Deferred policy acquisition costs increased $438,619 and $459,515 during 2008 and 2007, respectively, net of amortization of $114,673 and $133,122 during 2008 and 2007, respectively. Policy acquisition expenses related to new insurance sales were capitalized in the amount of $553,292 and $592,637 during 2008 and 2007, respectively.
Total policy liabilities as of December 31, 2008 and 2007 were $31,256,906 and $621,906, respectively. Approximately 99.7% of the 2008 total consists of future policy benefit reserves and policyholder deposits on pending policy application liabilities represent less than 1% of the total.

Statutory Insurance Information
For insurance regulatory and rating purposes, TLIC and FLAC report on the basis of statutory accounting principles (“SAP”). To provide a more detailed understanding of FTFC insurance operations, the following are SAP basis assets, statutory capital and surplus, and net income for TLIC and FLAC for the years ended December 31, 2008 and 2007:

	TLIC			FLAC
		Statutory			Statutory	Net
Year ended		Capital and	Net		Capital and	Income
December 31	Assets	Surplus	Loss	Assets	Surplus	(Loss)
2008	$3,844,909	$2,242,226	$(238,936)	$32,499,603	$2,700,455	$(1,057,821)
2007	$2,733,000	$2,290,252	$(184,953)	$29,971,671	$3,801,256	$34,623
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
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2008, we received $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
During 2008, the Company had cash flow from operations of $109,083 compared to negative cash flow of $(327,429) in 2007. The increase in cash flow can be attributed primarily to life insurance premiums received.
Cash used by investment activities during 2008 of $3,836,635 resulted primarily from loans made in the premium finance operations and the acquisition of FLAC. Cash used by investment activities during 2007 of $2,639,317 resulted primarily from loans made in the premium finance operations. Cash provided by financing activities in 2008 resulted from the $375,936 received from policyholder account deposits. Cash provided by financing activities in 2007 resulted from the $1,495,480 received from the sale of common stock less $184,877 for cost of the stock offering.
At December 31, 2008, we had cash and cash equivalents totaling $5,669,795. The majority of our excess funds have been invested in money market mutual funds.

The Company is subject to various market risks. However, the most significant such risks relate to fluctuations in interest rates. Regarding interest rates, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly-acquired fixed-maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company is exposed to rising interest rates which could be a significant risk, as TLIC’s and FLAC’s annuity business is subject to variable interest rates. The life insurance company’s life insurance policy liabilities bear fixed rates. From a liquidity perspective, the Company’s fixed rate policy liabilities are relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. The Company maintains conservative durations in its fixed-maturity portfolio. At December 31, 2008 cash and fixed-maturity investments with maturities of less than one year equaled eighteen percent of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.
In addition to the measures described above, TLIC and FLAC comply with the NAIC promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FLAC met during 2008, the SVL also requires the Company to perform annual cash flow testing for TLIC and FLAC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.
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
The Company’s marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. Management believes that the Company’s current liquidity, current bond portfolio maturity distribution and cash position give it substantial resources to administer its existing business and fund growth generated by direct sales. The Company will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and FLAC which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance department (3) dividends from FTCC and (4) corporate borrowings, if necessary.
The Company has used the majority of its capital provided from the public offering to expand the premium finance business and to acquire a life insurance company. The operations of TLIC and FLAC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.
The Company is authorized to contribute additional capital up to $2,300,000 to its life insurance subsidiary. We believe that our existing cash and cash equivalents at December 31, 2008 will be sufficient to fund our anticipated operating expenses. Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds. On March 12, 2009 we entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan agreement terminates April 30, 2009. The Company believes that the current cash and the funds available from the bank loan will provide cash to fund operating expenses and expansion of the subsidiaries. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.

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
Management’s Evaluation of Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. As allowed by SEC guidance, management excluded First Life America Corporation, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 75% of total consolidated assets and no operating results or net income is included in the consolidated financial statements. Total assets of FLAC were $32,779,407 and net assets acquired were $2,695,234.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 8. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of First Trinity Financial Corporation
We have audited the accompanying consolidated balance sheets of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Kerber, Eck & Braeckel LLP
Springfield, Illinois
March 31, 2009

First Trinity Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $18,203,764 and $627,167 at December 31, 2008 and	$18,207,905	$628,570
Equity securities (cost: $213,752 and $0 at December 31, 2008 and 2007, respectively)	213,752	—
Mortgage loans on real estate	1,315,401	—
Investment real estate	372,000	—
Policy loans	253,092	—
Other long-term investments	4,464,280	—

Total investments	24,826,430	628,570

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2008)	5,669,795	9,021,411
Certificate of deposit (restricted)	100,000	—
Accrued investment income	345,069	7,776
Recoverable from reinsurers	884,211	12,020
Accounts receivable	179,699	28,228
Loans from premium financing	4,702,590	2,298,835
Deferred policy acquisition costs	898,134	459,515
Value of insurance business acquired	2,509,950	—
Property and equipment (net of accumulated depreciation: $29,168 and $18,349 at December	2,747,822	55,229
Deferred federal income tax asset	454,824	—
Other assets	262,393	16,654

Total assets	$43,580,917	$12,528,238

Liabilities and Shareholders’ Equity
Policy liabilities and accruals
Policyholders’ account balances	$21,189,567	$—
Future policy benefits	9,621,845	533,048
Policy claims	343,469	19,010
Other policyholder funds	102,025	69,848

Total policy liabilities	31,256,906	621,906
Deferred federal income tax liability	—	1,309
Other liabilities	1,047,241	125,208

Total liabilities	32,304,147	748,423

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	2,733	926
Accumulated deficit	(2,590,516)	(2,085,664)

Total shareholders’ equity	11,276,770	11,779,815

Total liabilities and shareholders’ equity	$43,580,917	$12,528,238

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007
Revenues
Premiums	$1,572,599	$972,547
Income from premium financing	503,885	183,927
Net investment income	164,924	476,482
Other income	—	3,000

Total revenues	2,241,408	1,635,956

Benefits, Losses and Expenses
Benefits and claims	724,571	596,484
Acquisition costs deferred	(553,292)	(592,637)
Amortization of deferred acquisition costs	114,673	133,122
Commissions	625,492	500,656
Loan fees and losses	124,858	31,881
Salaries and wages	682,555	606,077
Employee and agent benefits	144,945	88,476
Third party administration fees	169,341	125,234
Other underwriting, insurance and acquisition expense	713,949	657,238

Total benefits, losses and expenses	2,747,092	2,146,531

Loss before income tax expense	(505,684)	(510,575)

Provision for federal income taxes
Deferred	(832)	832

Net loss	$(504,852)	$(511,407)

Net loss per common share basic and diluted	$(0.09)	$(0.09)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

				Accumulated
	Common Stock	Common	Additional	Other		Total
	Subscribed	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	$.01 Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2007	$25,059	$30,000	$12,498,891	$(576)	$(1,574,257)	$10,979,117
Comprehensive income (loss):
Net loss	—	—	—	—	(511,407)	(511,407)
Change in net unrealized appreciation on available-for-sale securities	—	—	—	1,502	—	1,502

Total comprehensive loss						(509,905)
Sale of 299,096 shares subscribed @ $5.00 per share	2,991	—	1,492,489	—	—	1,495,480
Cost of stock offerings	—	—	(184,877)	—	—	(184,877)
Common stock subscribed issued	(28,050)	28,050	—	—	—	—

Balance at December 31, 2007	—	58,050	13,806,503	926	(2,085,664)	11,779,815
Comprehensive income (loss):
Net loss	—	—	—	—	(504,852)	(504,852)
Change in net unrealized appreciation on available-for-sale securities	—	—	—	1,807	—	1,807

Total comprehensive loss	—	—	—	—	—	(503,045)

Balance at December 31, 2008	$—	$58,050	$13,806,503	$2,733	$(2,590,516)	$11,276,770

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Operating activities

Net loss	$(504,852)	$(511,407)
Adjustments to reconcile net loss to to net cash provided by (used in) operating activities:
Provision for depreciation	10,818	9,626
Accretion of discount on fixed maturity investments	2,167	(1,925)
Amortization of policy acquisition cost	114,673	133,122
Policy acquisition cost deferred	(553,292)	(592,637)
Provision for deferred federal income tax	(832)	832
Interest credited on policyholder deposits	10,484	—
Change in assets and liabilities
Accrued investment income	7,378	1,874
Recoverable from reinsurers	(14,900)	(12,020)
Accounts receivable	(28,761)	(28,057)
Other assets	(20,240)	(3,182)
Future policy benefits	693,347	533,048
Policy claims	35,640	19,010
Other policyholder funds	30,201	69,848
Other liabilities	327,252	54,439

Net cash provided by (used in) operating activities	109,083	(327,429)

Investing activities
Purchase of fixed maturities	(325,000)	(626,986)
Maturity of fixed maturities	625,000	300,000
Loans made for premiums financed	(9,279,014)	(4,556,216)
Loans repaid for premiums financed	6,875,259	2,257,381
Purchase price paid for subsidiary in excess of cash received	(1,723,875)	—
Purchases of furniture and equipment	(9,005)	(13,496)

Net cash used in investing activities	(3,836,635)	(2,639,317)

Financing activities
Proceeds from public stock offering	—	1,495,480
Cost of stock offering	—	(184,877)
Policyholder’ account deposits	375,936	—

Net cash provided by financing activities	375,936	1,310,603

Decrease in cash	(3,351,616)	(1,656,143)

Cash and cash equivalents, beginning of period	9,021,411	10,677,554

Cash and cash equivalents, end of period	$5,669,795	$9,021,411

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The Company has three wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and Trinity Life Insurance Company, domiciled in Oklahoma (“TLIC”) and First Life America Corporation (“FLAC”), domiciled in Kansas. TLIC was incorporated in 2006 and commenced the sale of life insurance products in March 2007. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.
FLAC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest. FLAC’s current product portfolio consists of whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FLAC was purchased December 23, 2008 and had statutory capital and surplus of $2,700,455. Operating results of FLAC are not included in these financial statements.
The Company’s operations, prior to the acquisition of FLAC involved the sale of a modified payment whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary TLIC in the state of Oklahoma. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company, FTCC, TLIC and FLAC from its date of acquisition, which is treated as December 31, 2008 for financial reporting purposes. No operating results of FLAC are included in the consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
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

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income or (loss). The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes are included in accumulated other comprehensive income (loss) The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. Dividends from these investments are recognized in net investment income when declared.
Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income.
Investment real estate is carried at cost.
Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.
Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized premium or discounts. Interest income and the amortization of premium or discount is included in net investment income.
Cash and cash equivalents include cash on hand, amounts due from banks and money market instruments.
Certificates of deposit are carried at cost. The Company limits its investment in certificates of deposit to accounts that are federally insured.
Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments is included in net investment income.
Deferred Policy Acquisition Costs
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
Deferred acquisition costs, related to annuities are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs, related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.
Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income (Loss)” in the shareholders’ equity section of the balance sheet.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculated the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, generally if no payment is received after ninety days all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
Allowance for Loan Losses from Premium Financing
The allowance for possible loan losses from financing casualty insurance premiums is a reserve established through a provision for possible loan losses charged to expense which represents, in management’s judgment, the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy and changes in interest rates. The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.
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
Property and Equipment
Property and equipment, including the home office building of FLAC that was acquired in the acquisition of FLAC, are carried at cost. Depreciation on the office building is calculated over its estimated useful life. Office furniture and equipment is recorded at cost or fair value at acquisition less accumulated depreciation using the 200% declining balance method over the estimated useful life of the respective assets. The estimated useful life for the building is 39 years and furniture and equipment is 3 to 7 years.
Reinsurance
The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Estimated reinsurance recoverables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The value of acquired insurance in force will be amortized over 34 years, which is the expected remaining life of the insurance in force. For the amortization of the value of acquired insurance in force, the Company will periodically review its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made. At December 31, 2008, there is no accumulated amortization due to the purchase of FLAC occurring at the end of the year. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: Amortization in years one through five is as follows: $268,957, $249,408, $234.317, $213,770 and $191,704.
Other Assets and Other liabilities
Other assets consist primarily of prepaid expenses and federal and state income tax recoverables. Other liabilities consist primarily of accrued expenses and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.
Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance.
Future Policy Benefits
The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Policy Claims
Policy claim liabilities represent the estimated liabilities for claims reported plus estimated incurred but not yet reported claims developed from trends of historical market data applied to current exposure.
Common Stock Subscribed
The common stock subscribed was issued during 2007 and has a $.01 par value, with dividend rights payable to holders of common stock on a pro rata basis.
Common Stock
Common stock is fully paid, non-assessable and has a par value of $.01 per share.
Offering Costs
Certain costs directly related to the sale of the Company’s securities were capitalized against the proceeds from the sales. These costs include legal fees, accounting, recruiting and training expenses, commissions, printing, and other expenses related to the offering.
Federal Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases. A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.
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
Net Loss per Common Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. Shares sold during the public stock offering were treated as outstanding and used in the computation of earnings per share, although certificates for the shares were not issued until after the offering was complete in February 2007. There were no contingencies after October 2005 that prevented the shares from being issued. All shares sold during the periods are considered to be outstanding for one half of the month in which they were sold. The weighted average outstanding common shares for the years ended December 31, 2008 and 2007 were 5,805,000 and 5,778,568, respectively.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Other Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the inclusion of unrealized gains or losses on available-for-sale securities in other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.

New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FAS 157-2 effective January 1, 2008. The adoption of these standards did not have a material effect on the Company’s results of operations, financial position or liquidity.
In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and amends SFAS No. 157 by adding an illustrative example of key considerations used in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance and did not have a material impact on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.
SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). Upon adoption, an entity was permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company did not elect the fair value option for assets and liabilities currently held upon its adoption of SFAS No. 159. SFAS No. 159 did not have an impact on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combination,” or SFAS No. 141R. SFAS No. 141R significantly changes the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific items including expensing transaction and restructuring costs and adjusting earnings in periods subsequent to the acquisition for changes in deferred tax asset valuation allowances and income tax uncertainties as well as changes in the fair value of acquired contingent liabilities. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited. Accordingly, we are required to record and disclose business combinations in accordance with existing GAAP until January 1, 2009. The effect of these new requirements on our financial position and results of operations will depend on the volume and terms of acquisitions in 2009 and beyond, but will likely increase the amount and change the timing of recognizing expenses related to acquisition activities.
In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” EITF 99-20-1 affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20. In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows. While SFAS No. 115 uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due. EITF 99-20-1 brings the impairment model on beneficial interest held by a transferor in securitized financial assets to be similar to the impairment model of SFAS No. 115. EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this standard did not have a material impact on our financial position or results of operations.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
2. INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale
Fixed maturities
U.S. government sponsored agency obligation securities	$953,650	$4,141	$—	$957,791
Mortgage-backed securities	221,951	—	—	221,951
Corporate securities	17,028,163	—	—	17,028,163

Total fixed maturities, available-for-sale	$18,203,764	$4,141	$—	$18,207,905

Equity securities, available-for-sale	$213,752	$—	$—	$213,752

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturities, available-for-sale
Fixed maturities
U.S. government and federally sponsored agency obligation securities	$627,167	$1,403	$—	$628,570

Total fixed maturities, available-for-sale	$627,167	$1,403	$—	$628,570

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
There were no securities in an unrealized loss position at December 31, 2008 and 2007.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
2. INVESTMENTS (continued)
The amortized cost and estimated fair value of fixed maturities, by contractual maturity, at December 31, 2008 is shown below:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,265,579	$1,265,579
Due in one year through five years	4,428,097	4,428,097
Due after five years through ten years	7,937,725	7,937,725
Due after ten years	4,350,412	4,354,553
Due at multiple maturity dates	221,951	221,951

	$18,203,764	$18,207,905

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Proceeds from the maturity of fixed maturities during 2008 and 2007 were $625,000 and $300,000, respectively. There were no sales of fixed maturities during 2008 and 2007. There were no gross gains or gross losses realized on the maturity or sale of available for sale fixed maturities.
Other Long-Term Investments
The Company’s investment in lottery prize cash flows was $4,464,280 and $0 at December 31, 2008 and 2007, respectively. The lottery prize cash flows are assignment of the future rights from lottery winners at a discounted price. Payments on these investments are made by state run lotteries.
The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, at December 31, 2008 is shown below:

	Amortized	Fair
	Cost	Value
Due in one year or less	$690,404	$690,404
Due in one year through five years	2,271,059	2,271,059
Due in five years through ten years	1,198,433	1,198,433
Due after ten years	304,384	304,384

	$4,464,280	$4,464,280

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
2. INVESTMENTS (continued)
The outstanding balance of lottery prize cash flows, by state lottery at December 31, 2008, is shown below:

Florida	$376,252
Illinois	246,694
Indiana	535,978
Massachusetts	2,604,914
New York	499,825
Pennsylvania	31,058
Texas	141,613
Washington	27,946

$4,464,280

Investment Income and Investment Gains and Losses
Net investment income arose from the following sources for the years ended December 31:

	2008	2007

Fixed maturities	$21,412	$15,118
Cash and cash equivalents	145,623	475,539

Gross investment income	167,035	490,657

Investment expenses	(2,111)	(14,175)

Net investment income	$164,924	$476,482

Commercial Mortgage Loans on Real Estate

	2008		2007
	Amount	% of Total	Amount	% of Total
Retail stores	$900,435	68.45%	$—	0.00%
Office buildings	414,966	31.55%	—	0.00%

Total commercial loans	$1,315,401	100.00%	$—	0.00%

The mortgage loans are geographically concentrated in the states of Colorado (98.50%) and Arizona (1.50%) at December 31, 2008.
There were no loans in default and there was no allowance for losses at December 31, 2008.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
3. CERTIFICATE OF DEPOSIT PLEDGED AND SPECIAL DEPOSITS
FLAC has a $100,000 line of credit from a bank. The line of credit expires on December 31, 2009, and interest is accrued on the outstanding principal balance at Bank of America’s Prime Rate. The line of credit was obtained solely to secure the issuance of standby letters of credit. The standby letters of credit are used to guarantee reserve credits taken by Optimum Re Insurance Company (“Optimum Re”). At December 31, 2008, FLAC has a $65,000 letter of credit secured by the line of credit agreement. The Company has pledged a certificate of deposit with a market value of $65,000 as collateral for the letter of credit. As of December 31, 2008, the Company has not borrowed against this line of credit and does not anticipate utilizing the line of credit.
At December 31, 2008, FLAC had fixed maturities that have a fair value of $2,097,622 and TLIC had cash in the amount of $325,000 that is on deposit with governmental authorities or trustees as required by certain insurance laws.
4. LOANS FROM PREMIUM FINANCING
The Company finances amounts up to 80% of the premium on casualty insurance policies after a 20% or greater down payment is made by the policy owner. The premiums financed are collateralized by the amount of the unearned premium of the insurance policy. Policies that become delinquent are submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment becomes delinquent. Loans from premium financing are carried net of unearned interest and any estimated loan losses.
Unearned interest was $124,950 and $63,830 at December 31, 2008 and 2007, respectively. Allowances for loan losses were $21,305 and $3,500 at December 31, 2008 and 2007, respectively.
5. DEFERRED POLICY ACQUISITION COST
The balances of and changes in deferred acquisition costs as of and for the years ended December 31, are as follows:

	2008	2007
Balance, beginning of year	$459,515	$—
Capitalization of commissions, sales and issue expenses	553,292	592,637
Amortization	(114,673)	(133,122)

Balance, end of year	$898,134	$459,515

6. PROPERTY AND EQUIPMENT
FLAC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land is classified as real estate held for investment. FLAC occupies approximately 7,500 square feet of the building and the remaining 12,500 square feet is leased.
A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007
Land and improvements	$292,810	—
Building	2,386,190	—
Furniture and fixtures	97,990	73,578

Total property and equipment	2,776,990	73,578

Less — accumulated depreciation	(29,168)	(18,349)

Property and equipment net of accumulated depreciation	$2,747,822	$55,229

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
7. POLICYHOLDERS’ LIABILITIES
Policy liabilities and accruals at December 31 are as follows:

	2008	2007
Policyholder account balances	$21,189,567	$—
Future policy benefits	9,621,845	533,048
Policy claims	343,469	19,010
Other policyholder funds	102,025	69,848

Total policy liabilities	$31,256,906	$621,906

Future policy benefits for traditional life insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the life insurance subsidiaries experience or industry experience, when the basis of the reserve is established. Interest rates range from 4% to 7.25% for setting insurance reserves. The mortality assumptions for traditional life insurance products use the 1975-80 Basic Table, Select and Ultimate and on the Company’s experience for final expense.
Future policy benefits for policy claims and other policyholder funds are generally equal to the present value of expected future payments based on the Company’s experience.
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for individual annuities range from 4% to 6.5%. Interest crediting rates for premium deposit funds range from 3.5% to 4%.
8. REINSURANCE
FLAC and TLIC participate in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company and Munich American Reassurance Company. All amounts of risk in excess of TLIC’s retention on individual life insurance are ceded to its reinsurers. At December 31, 2008 and 2007, TLIC ceded $23,576,690 and $11,990,854, respectively of insurance inforce and received reserve credit of $3,899 and $4,759. During 2008 and 2007, TLIC paid $8,379 and $1,357, respectively, of reinsurance premiums.
FLAC participates in reinsurance with Optimum Re and Wilton Reassurance Company (“Wilton Re”) to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2008, FLAC ceded inforce amounts totaling $20,716,162 of ordinary business and $23,171,000 of accidental death benefit risk.
Pursuant to the terms of the agreement with Optimum Re, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. At December 31, 2008, the unpaid reinsurance premiums net of amortization totaled $4,439.
FLAC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Res’ retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. FLAC assumed inforce was $27,972,812 at December 31, 2008. As of January 1, 2008, the Reinsurance Pool stopped accepting new sessions.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
8. REINSURANCE (continued)
Effective September 29, 2005, FLAC and Wilton Re executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005. Wilton Re agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Re as they are collected. As of June 24, 2006, Wilton Re terminated the reinsurance agreement for new business issued after the termination date.
To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, FLAC and TLIC remain primarily liable for the entire amount at risk.
9. FEDERAL INCOME TAXES
The Company files a consolidated federal income tax return with FTCC and does not file a consolidated return with TLIC or FLAC. TLIC and FLAC are taxed as a life insurance company under the provisions of the Internal Revenue Code and each must file a separate tax return until they have been a member of the filing group for five years.
There was no current federal income tax expense for the years 2008 and 2007.
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	December 31,
	2008	2007
Deferred tax liabilities:
Net unrealized investment gains	$1,408	$477
Deferred policy acquisition costs	71,555	134,184
Premiums receivable	18,467	5,953
Reinsurance recoverable	9,153	3,160
Investment real estate	19,487	—
Other long term investments	46,718	—
Value of business acquired	501,990	—
Property and equipment	9,268	—
Other	—	221

Total deferred tax liabilities	678,046	143,995

Deferred tax assets:
Net unrealized investment losses	758,673	—
Policy reserves and contract liabilities	205,536	91,226
Policy claims	7,827	—
Other	4,089	—
Net operating loss carryforward	1,192,024	759,235

Total deferred tax assets	2,168,149	850,461
Valuation allowance	(1,035,279)	(707,775)

Net deferred tax assets	1,132,870	142,686

Net deferred tax liabilities (assets)	$(454,824)	$1,309

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
9. FEDERAL INCOME TAXES (continued)
A valuation allowance has been established due to the uncertainty of loss carryforwards and unrealized investment losses. The net change in the allowance was $327,504 and $172,969 for the years 2008 and 2007, respectively.
FTFC has net operating loss carry forwards of approximately $2,460,000, expiring in 2019 through 2023, TLIC has net operating loss carry forwards of approximately $291,000, expiring in 2021 through 2023 and FLAC has net operating loss carry forwards of $1,219,940, expiring in 2017 through 2023 and capital loss carry forwards of $63,727, expiring in 2011 and 2013 that may be available to offset future taxable income. The use of FLAC losses are restricted by the tax laws and some or all of the losses may not be available for use.
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2005 through 2008 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.
10. LEASES
The Company leases approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008 and leased approximately 200 square feet on a month to month basis during 2008. Under the terms of the leases, the monthly rent expense for the 2,517 square feet is $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010 and $3,251 from July 1, 2010 through June 30, 2011 and the month to month lease is $300 per month. The Company incurred rent expense of $31,562 and $17,244 for the years 2008 and 2007, respectively. Future minimum lease payments are $37,126, $38,384 and $19,507 for the years 2009, 2010 and 2011, respectively.
FLAC occupies approximately 7,500 square feet of its building in Topeka, Kansas. FLAC has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.
Effective August 29, 2005, FLAC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew, if not terminated on or after August 15, 2010, for another five years with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $4,438 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015.
The future minimum lease payments to be received under non cancelable lease agreements are approximately $53,258 and $35,505 for the years 2009 and 2010, respectively.
11. CONCENTRATIONS OF CREDIT RISK
Credit risk is limited by diversifying the investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000 at each banking institution. Other funds are invested in mutual funds that invest in U.S. government securities. Uninsured balances aggregate $474,236 at December 31, 2008. The Company has not experienced any losses in such accounts. The Company has lottery prize receivables due from the State of Massachusetts in the amount of $2,604,914.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
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
In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale	$—	$18,207,905	$—	$18,207,905
Equity securities, available for sale	—	213,752	—	213,752

Total assets	$—	$18,421,657	$—	$18,421,657

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Fair Value of Financial Instruments
The fair values presented below have been determined by using available market information and by applying appropriate valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments.
Fixed Maturities and Equity Securities
The fair value of fixed maturities and equity securities are based on the principles required by SFAS No. 157, as previously discussed.
Commercial Mortgage Loans
The fair value of commercial mortgage loans are based upon the present value of the expected future cash flows discounted at the appropriate rate for similar quality loans.
Investment Real Estate
The fair value of investment real estate is based on an appraisal.
Cash and Cash Equivalents and Policy loans
The carrying values of these financial instruments approximates their fair values.
Other Long-Term Investments
Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using applicable rates from the Citigroup pension discount curve.
Loans from Premium Financing
The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $21,305 at December 31, 2008 and $3,500 at December 31, 2007.
Investment Contracts — Policyholders’ Account Balances
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities and other deposit contracts without life contingencies, fair values are calculated as the surrender value. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is estimated to be the amount payable to the customer as of the reporting date, which is generally the carrying value.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
12. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
The following disclosure of the estimated fair values of financial instruments, as of December 31, 2008 and 2007, is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturities	$18,207,905	$18,207,905	$628,570	$628,570
Equity securities	213,752	213,752	—	—
Commercial mortgage loans	1,315,401	1,315,401	—	—
Investment real estate	372,000	372,000
Policy loans	253,092	253,092	—	—
Other long-term investments	4,464,280	4,464,280	—	—
Cash and cash equivalents	5,669,795	5,669,795	9,021,411	9,021,411
Loans from premium financing	4,702,590	4,702,590	2,298,835	2,298,835

Liabilities
Policyholders’ account balances	21,189,567	21,189,567	—	—
13. SHAREHOLDERS’ EQUITY AND STATUTORY ACCOUNTING PRACTICES
The insurance subsidiaries are domiciled in Oklahoma and Kansas and prepare their statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma and Kansas Departments of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.
The statutory net loss for TLIC amounted to $(238,936) and $(184,953) for the years ended December 31, 2008 and 2007, respectively, and the statutory net loss for FLAC amounted to $(1,057,821) for the year ended December 31, 2008 and a net gain of $34,623 for the year ended December 31, 2007. The statutory surplus of TLIC was $2,242,226 and $2,290,252 at December 31, 2008 and 2007, respectively, and statutory surplus of FLAC was $2,700,455 and $3,801,256 at December 31, 2008 and 2007, respectively.
The insurance companies are subject to Kansas and Oklahoma laws, which limit the amount of dividends that insurance companies can pay to stockholders without approval of the respective Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2009 without prior approval. There were no dividends paid or a return of capital to the parent company in 2008 and 2007.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
14. SEGMENT DATA
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires a “management approach” (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131.
The Company operates in three segments as shown in the following table. Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC. The asset segment information includes values relating to FLAC allocated to the life and annuity insurance operations. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.

	For the years ended
	December 31,	December 31,
	2008	2007

Revenues:
Life and annuity insurance operations	$1,619,020	$1,046,794
Premium finance operations	505,543	198,967
Corporate operations	116,845	390,195

Total	$2,241,408	$1,635,956

Income (loss) before income taxes:
Life and annuity insurance operations	$(132,603)	$16,591
Premium finance operations	913	42,973
Corporate operations	(373,994)	(570,139)

Total	$(505,684)	$(510,575)

Depreciation and amortization expense:
Life and annuity insurance operations	$3,663	$—
Premium finance operations	3,611	3,142
Corporate operations	3,544	6,484

Total	$10,818	$9,626

Segment asset information as of:

	December 31,	December 31,
	2008	2007

Assets:
Life and annuity insurance operations	$37,823,321	$3,216,658
Premium finance operations	4,867,683	2,527,162
Corporate operations	889,913	6,784,418

Total	$43,580,917	$12,528,238

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
15. COMPREHENSIVE LOSS
SFAS No. 130, “Reporting Comprehensive Income”, requires the inclusion of unrealized gains or losses on available-for-sale securities in other comprehensive income (loss). The components of comprehensive loss, net of related federal income taxes, are as follows:

	Years ended December 31,
	2008	2007
Net loss	$(504,852)	$(511,407)
Unrealized gains (losses) on available-for-sale
Unrealized gaines (losses) on available-for-sale securities, net of federal income taxes of $1,408 and $477 for 2008 and 2007, respectively	1,807	1,502

Other comprehensive loss	$(503,045)	$(509,905)

16. ACQUISITION OF FIRST LIFE AMERICA CORPORATION
Pursuant to the terms of a stock purchase agreement, on December 23, 2008, the Company acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”). The FLAC acquisition was accounted for as a purchase. Results of operations are not included in the consolidated financial statements. The Company acquired FLAC to expand its insurance operations in additional states and FLAC had insurance policies in force similar to the product that TLIC is currently selling.
The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The FLAC acquisition was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% with interest payable monthly. In the event of liquidation, and in all other situations, the claims under the surplus note are subordinated to policyholder, claimant and beneficiary claims as well as debts owed to all other classes of creditors, other than surplus note holders, and that all repayment of principal and payment of interest are not payable and shall not be paid until approved by the Kansas Insurance Commissioner.

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
16. ACQUISITION OF FIRST LIFE AMERICA CORPORATION (continued)
The acquisition of FLAC is summarized as follows:

Assets acquired
Fixed maturities	$17,878,764
Equity securities	213,752
Commercial mortgage loans	1,315,401
Investment real estate	372,000
Policy loans	253,092
Other long term investments	4,464,280
Cash and cash equivalents	971,359
Certificate of deposit	100,000
Accrued investment income	344,671
Recoverable from reinsurers	857,291
Value of insurance business acquired	2,509,950
Property and equipment	2,679,000
Deferred federal tax asset	456,232
Other assets	363,615

$32,779,407

Liabilities acquired
Policyholders’ account balances	20,803,147
Future policy benefits	8,395,450
Policy claims	288,819
Other liabilities	596,757

30,084,173

Fair value of net assets acquired	$2,695,234

First Trinity Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
16. ACQUISITION OF FIRST LIFE AMERICA CORPORATION (continued)
The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Life America Corporation had occurred at the beginning of the years ended December 31, 2008 and 2007. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

	Historical	Historical	Pro Forma
2008	FTFC	FLAC	Adjustments	Pro Forma
Revenue	$2,241,408	$4,968,271	$275,867	$7,485,546
Income (loss) before extraordinary items	$(504,852)	$(933,867)	$743,258	$(695,461)
Net income (loss)	$(504,852)	$(933,867)	$743,258	$(695,461)

Net loss per share	$(0.09)			$(0.12)

	Historical	Historical	Pro Forma
2007	FTFC	FLAC	Adjustments	Pro Forma
Revenue	$1,635,956	$5,368,741	$275,867	$7,280,564
Income (loss) before extraordinary items	$(511,407)	$94,489	$518,162	$101,244
Net income (loss)	$(511,407)	$94,489	$518,162	$101,244

Net income (loss) per share	$(0.09)			$0.02
Pro forma adjustments consist of: reduction in revenue due to using cash to pay for the acquisition, increase in revenue due to amortization of current market value adjustments over the life of the investments, reduction in amortization of deferred acquisition cost due to business acquired, amortization of value of business acquired and depreciation expense.
17. CONTINGENT LIABILITIES
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
18. SUBSEQUENT EVENTS
On March 12, 2009 FTFC entered into a secured revolving credit loan agreement with the First National Bank of Muskogee. The agreement provides for loans up to $3,000,000 with an interest rate equal to the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate shall have a floor of no less than 5% at any time. The agreement terminates April 30, 2009 and is subject to renewal at that time.
On March 16, 2009, FLAC received notification from the Ohio Department of Insurance that it was in violation of Ohio Administrative Code 3901-3-04 (C)(1)(f) as its operating loss in the last twelve-month period or any shorter period of time, is greater than 50% of its remaining surplus as regards to policyholders in excess of the minimum required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A(T). Controls and Procedures. (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).
Evaluation of Disclosure Controls and Procedures
(a) Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries other than First Life America Corporation) required to be included in this Annual Report on Form 10-K.
As allowed by SEC guidance, management excluded First Life America Corporation, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 75% of total consolidated assets and no operating results or net income is included in the consolidated financial statements.
(b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On December 23, 2008 the Company completed its acquisition of FLAC pursuant to the terms of the Agreement and Amendment No 2 thereto and was reported on Form 8-K. Financial statements of FLAC were not available to the Company in the time provided by Item 9.01. The financial statements have been completed and are being filed as exhibits to this report.

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2009 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.
Item 15. Exhibits
The exhibits are listed in the Exhibit Index which is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date April 13, 2009	By:	/s/ Gregg Zahn
Gregg Zahn
President, Chief Executive Officer and Director

SIGNATURES
In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg Zahn	Date 4/13/2009

Gregg Zahn
President, Chief Executive Officer and Director

By	/s/ Scott J. Engebritson	Date 4/13/2009

Scott J. Engebritson,
Chairman of the Board and Director

By	/s/ William S. Lay	Date 4/13/2009

W. Sherman Lay
Chief Financial Officer, Secretary,
Treasurer and Director

By	/s/ H. Bryan Chrisman	Date 4/13/2009

H. Bryan Chrisman, Director

By	/s/ Bill Hill	Date 4/13/2009

Charles Wayne Owens, Director

By	/s/ Charles Wayne Owens	Date 4/13/2009

Charles Wayne Owens, Director

By	/s/ Loren Everett Owens	Date 4/13/2009

Loren Everett Owens, Director

By	/s/ George E. Peintner	Date 4/13/2009

George E. Peintner, Director

By	/s/ John R. Perkins	Date 4/13/2009

John R. Perkins, Director

By	/s/ Wayne Pettigrew	Date 4/13/2009

Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date 4/13/2009

Gary L. Sherrer, Director

By	/s/ Shannon Young	Date 4/13/2009

Shannon Young, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation (amends the Amended Articles of Incorporation filed as Exhibit 3.1 to the Company’s Form 10-SB on April 30, 2007).

3.2	By-laws, as amended, amends and restates the By-laws filed as Exhibit 3.2 to the Company’s registration statement on Form 10SB12G filed on April 30, 2007 (File No. 000-52613)

4.1	Specimen Stock Certificate is incorporated by reference to Exhibit 4 to the Company’s registration statement on Form 10SB12G filed on April 30, 2007 (File No. 000-52613)

10.1
Administrative Service Agreement between TLIC and IHLIC is incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10SB12G filed on April 30, 2007 (File No. 000-52613)

10.2	Lease Agreement, is incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10SB12G filed on April 30, 2007 (File No. 000-52613)

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

10.6
First Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated July 1, 2008, amends the Lease Agreement filed as Exhibit 10.2 to the Company’s Form 10-SB on April 30, 2007

10.7	Lease Agreement dated July 10, 2006 between First Life America Corporation and the United States of America

10.8	Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America

21.1	Subsidiaries of First Trinity Financial Corporation

23.1	Consent of Summers, Spencer & Callison, CPAs, Chartered

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1
Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn is incorporated by reference as Exhibit 99.1 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

99.2
Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s registration statement on Form 10SB12G filed April 20, 2007 (File No. 000-52613)

99.3
Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s registration statement on Form 10SB12G filed on April 20, 2007 (File No. 000-52613)

99.4
Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2008 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008 (File No. 000-52613)

99.5	First Life America Corporation unaudited financial statements for the period ending September, 30, 2008

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008