Form 10-K/A
period 2008-12-31
First Trinity Financial CORP
filed 2009-04-29
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
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
Title of Each Class
Common Stock, $.01 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
This annual report on Form 10-K/A constitutes Amendment No 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This annual report on Form 10-K/A is being filed to amend item 9B of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was previously filed with the Commission on April 13, 2009. Other than this section, no information contained in the Form 10-K/A has been revised.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends the aforementioned item and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.
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
FIRST TRINITY FINANCIAL CORPORATION

Part II

Item 9B. Other Information	2

Part IV

Item 15. Exhibits	2

Signatures	3

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part II
Item 9B. Other Information
On December 3, 2008, Shannon B. Young was elected a director by the Board of Directors. He had been an Advisory Director since May 2007. He is Marketing Director and Partner at Insurance Marketing Alliance, LLC. He also is a member of the Oklahoma City Underwriters Association.
On December 23, 2008 the Company completed its acquisition of FLAC pursuant to the terms of the Agreement and Amendment No 2 thereto and was reported on Form 8-K. Financial statements of FLAC were not available to the Company in the time provided by Item 9.01. The financial statements have been completed and are being filed as exhibits to this report.
Part IV
Item 15. Exhibits

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

FIRST TRINITY FINANCIAL CORPORATION
Date April 29, 2009	By /s/Gregg Zahn
Gregg Zahn
President, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg Zahn	Date 4/29/2009

Gregg Zahn President, Chief Executive Officer and Director

By	/s/ Scott J. Engebritson	Date 4/29/2009

Scott J. Engebritson, Chairman of the Board and Director

By	/s/ William S. Lay	Date 4/29/2009

W. Sherman Lay Chief Financial Officer, Secretary, Treasurer and Director

By	/s/ H. Bryan Chrisman	Date 4/29/2009

H. Bryan Chrisman, Director

By	/s/ Bill Hill	Date 4/29/2009

Charles Wayne Owens, Director

By	/s/ Charles Wayne Owens	Date 4/29/2009

Charles Wayne Owens, Director

By	/s/ Loren Everett Owens	Date 4/29/2009

Loren Everett Owens, Director

By	/s/ George E. Peintner	Date 4/29/2009

George E, Peintner, Director

By	/s/ John R. Perkins	Date 4/29/2009

John R. Perkins, Director

By	/s/ Wayne Pettigrew	Date 4/29/2009

Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date 4/29/2009

Gary L. Sherrer, Director

By	/s/ Shannon Young	Date 4/29/2009

Shannon Young, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

4