Form 10-Q
period 2009-03-31
First Trinity Financial CORP
filed 2009-05-15
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of April 30, 2009: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $17,789,624 and $18,203,764 at March 31, 2009 and December 31, 2008)	$17,502,272	$18,207,905
Equity securities (cost: $213,752 at March 31, 2009 and December 31, 2008)	189,830	213,752
Mortgage loans on real estate	1,294,240	1,315,401
Investment real estate	372,000	372,000
Policy loans	279,422	253,092
Other long-term investments	4,298,727	4,464,280

Total investments	23,936,491	24,826,430

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2008)	6,364,196	5,669,795
Certificate of deposit (restricted)	100,000	100,000
Accrued investment income	336,573	345,069
Recoverable from reinsurers	724,302	884,211
Accounts receivable	237,856	179,699
Loans from premium financing	4,915,812	4,702,590
Deferred policy acquisition costs	1,142,426	898,134
Value of insurance business acquired	2,442,711	2,509,950
Property and equipment (net of accumulated depreciation:$48,440 and $29,168 at March 31, 2009 and December 31, 2008)	2,728,550	2,747,822
Deferred federal income tax asset	419,382	454,824
Other assets	315,143	262,393

Total assets	$43,663,442	$43,580,917

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$21,860,578	$21,189,567
Future policy benefits	10,048,594	9,621,845
Policy claims	304,891	343,469
Other policyholder funds	117,176	102,025

Total policy liabilities	32,331,239	31,256,906
Other liabilities	289,983	1,047,241

Total liabilities	32,621,222	32,304,147

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income (loss)	(247,597)	2,733
Accumulated deficit	(2,574,736)	(2,590,516)

Total shareholders’ equity	11,042,220	11,276,770

Total liabilities and shareholders’ equity	$43,663,442	$43,580,917

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues
Premiums	$1,543,529	$334,939
Income from premium financing	140,531	85,905
Net investment income	575,078	71,115

Total revenues	2,259,138	491,959

Benefits, Losses and Expenses
Benefits and claims	1,146,417	203,888
Acquisition costs deferred	(300,509)	(127,611)
Amortization of deferred acquisition costs	56,217	11,765
Amortization of value of insurance business acquired	67,239	—
Commissions	326,207	142,782
Loan fees and losses	50,431	17,212
Salaries and wages	302,767	163,806
Employee and agent benefits	31,045	36,418
Third party administration fees	36,237	47,225
Other underwriting, insurance and acquisition expense	426,781	159,806

Total benefits, losses and expenses	2,142,832	655,291

Income (loss) before income tax expense	116,306	(163,332)

Provision (benefit) for federal income taxes
Deferred	100,526	(832)

Net income (loss)	$15,780	$(162,500)

Net income (loss) per common share basic and diluted	$0.00	$(0.03)

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net cash used in operating activities	$(262,589)	$(69,488)

Investing activities
Maturity of fixed maturities	509,907	—
Loans made for premiums financed	(3,232,709)	(1,858,542)
Loans repaid for premiums financed	3,000,508	1,358,398
Reduction of mortgage loans	21,918	—
Maturity of other invested assets	233,825	—
Purchases of furniture and equipment	—	(2,797)

Net cash provided by (used in) investing activities	533,449	(502,941)

Financing activities
Policyholder’s account deposits	817,058	97,484
Policyholder’s account withdrawals	(393,517)	—

Net cash provided by financing activities	423,541	97,484

Increase (decrease) in cash	694,401	(474,945)

Cash and cash equivalents, beginning of period	5,669,795	9,021,411

Cash and cash equivalents, end of period	$6,364,196	$8,546,466

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
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
FLAC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest. FLAC’s current product portfolio consists of whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FLAC was purchased December 23, 2008 and had statutory capital and surplus of $2,700,455 at December 31, 2008.
The Company’s operations, prior to the acquisition of FLAC, involved the sale of a modified payment whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary TLIC in the state of Oklahoma. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period or for any other future year.
Certain financial information which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K and amendment thereto for the fiscal year ended December 31, 2008.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts and operations of the Company, FTCC, TLIC and FLAC from its date of acquisition which is treated as December 31, 2008. All intercompany accounts and transactions are eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Organization and Accounting Policies (continued)
Reclassifications
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
Recent Accounting Pronouncements Not Yet Adopted
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2 also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. FSP FAS 115-2 is effective for periods ending after June 15, 2009. Other than the expanded disclosures, the adoption of FSP FAS 115-2 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities) then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 effective for the second quarter of 2009 and will include the required disclosures at that time.
2. Earnings per Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ended March 31, 2009 and 2008 was 5,805,000.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
3. Segment Data
The Company operates in three segments as shown in the following table. Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC and FLAC, and a premium financing segment, consisting of the operations of FTCC. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.

	Three months ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$2,114,208	$351,210
Premium finance operations	140,531	87,246
Corporate operations	4,399	53,503

Total	$2,259,138	$491,959

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$221,542	$(64,187)
Premium finance operations	(25,311)	14,182
Corporate operations	(79,925)	(113,327)

Total	$116,306	$(163,332)

4. Reinsurance
TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. FLAC retains up to $50,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. FLAC participates in a reinsurance pool with four other insurers that terminated reinsuring new business on December 31, 2008. Existing business continues inforce. FLAC’s maximum exposure on any one insured under the reinsurance pool is $50,000. FLAC participates in a 50/50 quota share coinsurance agreement with a reinsurer on a block of business issued by FLAC between January 1, 2005 and June 24, 2006, the termination date of the agreement. Existing business continues inforce.
To the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements, FLAC and TLIC remain liable for the entire amount at risk.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
6. Comprehensive Loss
The components of comprehensive loss include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.
The comprehensive loss for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Three months ended March 31,
	2009	2008
Net income (loss)	$15,780	$(162,500)
Unrealized losses on securities, net of federal income taxes of $63,676 and $2,617 for 2009 and 2008, respectively	(250,330)	4,155

Other comprehensive loss	$(234,550)	$(158,345)

7. Investments
Investments in available-for-sale securities are summarized as follows:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value
March 31, 2009:
Fixed maturity securities
U.S. Government Agency	$852,123	$—	$13,850	$—	$838,273
Mortgage-backed securities	215,755	56,058	—	—	271,813
Corporate bonds	16,721,746	412,438	741,998	—	16,392,186

Total fixed maturity securities	17,789,624	468,496	755,848	—	17,502,272
Total equity securities	213,752	1,162	25,084	—	189,830

Total	$18,003,376	$469,658	$780,932	$—	$17,692,102

December 31, 2008:
Fixed maturity securities
U.S. Government Agency	$953,650	$4,141	$—	$—	$957,791
Mortgage-backed securities	221,951	—	—	—	221,951
Corporate bonds	17,028,164	—	—	—	17,028,164

Total fixed maturity securities	18,203,764	4,141	—	—	18,207,905
Total equity securities	213,752	—	—	—	213,752

Total	$18,417,516	$4,141	$—	$—	$18,421,657

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
7. Investments (continued)
The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
March 31, 2009:
Fixed maturity securities
Fewer than 6 months:
U.S. Government Agency	$838,273	$13,850	6
Corporate bonds	7,972,402	741,998	70

Total fixed maturity securities	8,810,675	755,848	76

Equity Securities
Fewer than 6 months	108,448	25,084	5

Total equity securities	108,448	25,084	5

Total	$8,919,123	$780,932	81

As of March 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 26% and the equity securities noted above had a fair value to cost ratio of over 45%. As of December 31, 2008, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 100% and the equity securities noted above had a fair value to cost ratio of 100%. At March 31, 2009 and December 31, 2008, fixed maturity securities were 93% and 94% investment grade, respectively, as rated by Standard & Poor’s.
The amortized cost and fair value of fixed maturity securities at March 31, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$1,100,116	1,078,361
Due after one year through five years	4,513,931	4,393,247
Due after five years through ten years	7,934,390	7,964,025
Due after ten years	4,025,431	3,794,826
Due at multiple maturity dates	215,756	271,813

	$17,789,624	17,502,272

8. Fair Values of Financial Instruments
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
8. Fair Values of Financial Instruments (continued)
The Company holds fixed maturities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

March 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale	$—	$17,502,272	$—	$17,502,272
Equity securities, available for sale	—	189,830	—	189,830

Total assets	$—	$17,692,102	$—	$17,692,102

December 31, 2008	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale	$—	$18,207,905	$—	$18,207,905
Equity securities, available for sale	—	213,752	—	213,752

Total assets	$—	$18,421,657	$—	$18,421,657

9. Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC on December 23, 2008, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The value of acquired insurance in force will be amortized over the expected remaining life of the insurance in force. Amortization for the three months ending March 31, 2009 was $67,239. There was no amortization in prior periods.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)
10. Revolving Loan Agreement
On March 12, 2009 FTCC entered into an agreement with the First National Bank of Muskogee, to establish a revolving loan in the amount of $3,000,000. FTFC is a guarantor on the loan. The loan matures April 30, 2009. No funds have been borrowed under the agreement. The agreement provides for loans up to $3,000,000 with an interest rate equal to the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate shall have a floor of no less than 5% at any time. The agreement terminates April 30, 2009 and is subject to renewal at that time. FTFC entered into an agreement as a guarantor of the loan.
11. Acquisition of First Life America Corporation
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
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has three subsidiaries: FTCC which is a premium finance company and TLIC and FLAC are life insurance companies. We have capitalized TLIC with $2,700,000, and we commenced the sale of life insurance in March 2007. We have capitalized FTCC with a total of $4,000,000. FLAC has statutory capital and surplus of approximately $2,800,000 at March 31, 2009.
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. Pursuant to the terms of a stock purchase agreement, on December 23, 2008, the Company acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company. The Company acquired FLAC to expand its insurance operations in additional states and FLAC had insurance policies in force similar to the product that TLIC is currently selling. FLAC is a life insurance and annuity company headquartered in Topeka, Kansas.
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
FLAC participates in reinsurance and retains a maximum coverage exposure of $50,000 on any one insured. FLAC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with four other insurance companies. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new sessions.
FLAC ceded the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to a reinsurer on a 50/50 quota share original term coinsurance basis effective as of January 1, 2005. The reinsurer agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums as they are collected. As of June 24, 2006, the reinsurer terminated the agreement for new business issued after the termination date.
In the event the reinsurers are unable to fulfill their obligations under the reinsurance agreements, TLIC and FLAC remains primarily liable.
Premium financing is marketed to property and casualty insurance agents. These agents finance loans to pay property and casualty insurance premiums for individuals and businesses with the Company’s premium financing subsidiary. The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At March 31, 2009, the Company had an accumulated deficit of $2,574,736. The Company incurred losses prior to 2009, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
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

The following discussion highlights significant factors impacting the consolidated operating results for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, as well as the financial condition of the Company and its subsidiaries This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
Investments in Fixed Maturities, Equity Securities, Mortgage Loans and Other Long Term Investments
We hold fixed maturities and equity interest in various companies. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the security is written down to the estimated fair value with a corresponding realized loss recognized in the consolidated statement of income.
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
Federal Income Taxes
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
New Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2 also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. FSP FAS 115-2 is effective for periods ending after June 15, 2009. Other than the expanded disclosures, the adoption of FSP FAS 115-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities) then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 effective for the second quarter of 2009 and will include the required disclosures at that time.
Business Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with SFAS No. 131. Our business segments are as follows:
•	Life and annuity insurance operations, consisting of the operations of TLIC and FLAC;
•	Premium finance operations, consisting of the operations of FTCC; and
•	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.
Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information regarding segment data.
Results of Operations
The primary sources of revenue for the Company are life insurance premium income, net investment income and income from premium financing. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.
Revenues
Total consolidated revenues were $2,259,138 for the three months ended March 31, 2009, an increase of $1,767,179, or 359%, from $491,959 for the three months ended March 31, 2008. This increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $1,543,529 and $334,939 for the three months ended March 31, 2009 and 2008, respectively. This increase is primarily attributable to the acquisition of FLAC.

Premium Finance Operations
Revenues from premium financing were $140,531 and $85,905 for the three months ended March 31, 2009 and 2008, respectively. The increase is due to expansion of the business.
Corporate Operations
Net investment income was $14,918 and $53,508 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $38,585. This decrease is primarily due to a decrease in short term investment rates and using cash to fund premium finance loans.
Benefits, Losses and Expenses
Benefits and claims were $1,146,417 and $203,888 for the three months ending March 31, 2009 and 2008, respectively, an increase of $942,529. This increase is primarily attributable to the benefits and claims related to FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended March 31, 2009 and 2008, capitalized cost was $300,509 and $127,611, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2009 and 2008 was $56,217 and $11,765, respectively.
Amortization of value of insurance business acquired was $67,239 for the three months ended March 31, 2009. There was no amortization in 2008.
Commissions were $326,207 and $142,782 for the three months ended March 31, 2009 and 2008, respectively, an increase of $183,425. This increase is primarily attributable to the business of FLAC.
Salaries and wages were $302,767 and $163,806 for the three months ended March 31, 2009 and 2008, an increase of $138,961. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Other underwriting, insurance and acquisition expenses were $426,781 and $159,806 for the three months ended March 31, 2009 and 2008, an increase of $266,975. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Deferred income tax expense for the three months ended March 31, 2009 and 2008 was $100,526 and ($832). Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
For the three months ended March 31, 2009 there was a net gain of $15,780 compared to a net loss of ($162,500) for the three months ended March 31, 2008. This is a $.03 improvement from the prior year net income per share, while equity per share decreased 2% to $1.90 compared to $1.94 per share at December 31, 2008. The decrease in the net loss was primarily attributable to the operating results of FLAC.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet at March 31, 2009 compared to December 31, 2008 reflect the operations of the Company and capital transactions discussed below.
At March 31, 2009, the Company’s available-for-sale fixed maturities had a fair value of $17,502,272 and amortized cost of $17,789,624 compared to a fair value of $18,207,905 and amortized cost of $18,203,764 at December 31, 2008. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a component in shareholders’ equity within “Accumulated Other Comprehensive Income”.

Shown below is a progression of the Company’s loans from premium financing for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

	March 31,	December 31,
	2009	2008
Balance, beginning of year	$4,848,845	$2,366,165
Loans financed	3,232,709	9,279,014
Unearned interest added to loans	162,366	493,989
Capitalized fees and interest reversed	(35,927)	—
Payment of loans and unearned interest	(3,109,161)	(7,290,323)

Ending loan balance including unearned interest	5,098,832	4,848,845
Unearned interest included in ending loan balances	(142,736)	(124,950)

Loan balance net of unearned interest	4,956,096	4,723,895
Less:
Allowance for loan loss	(40,284)	(21,305)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$4,915,812	$4,702,590

The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for acquisitions.
Deferred policy acquisition costs, net of amortization, were $1,142,426 and $898,134 at March 31, 2009 and December 31, 2008, respectively. The increase in policy acquisition cost is primarily related to the business of FLAC.
Total policy liabilities as of March 31, 2009 and December 31, 2008 were $32,331,239 and $31,256,906, respectively. At March 31, 2009 and December 31, 2008, policyholders’ account balances were approximately 68% and 68%, respectively of the total policy liabilities. Future policy benefits were approximately 31% and 31% of the total policy liabilities at March 31, 2009 and December 31, 2008, respectively.
The Company has maintained significant cash and short-term balances, principally to have funds available to capitalize its subsidiaries and for acquisitions.
Liquidity and Capital Resources
Insurance Companies
The insurance companies normally provide cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of investments; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.
Premium Finance Company
The premium finance company normally provide cash flow from: (i)receipt of loan payments; and (ii) earnings on investments. Such cash flow is partially used to fund new loans.
Corporate
Corporate derives its funds principally from the private placement private placement of equity securities and an intrastate public stock offering. We received $15,475,000 from the sale of our shares, which was completed February 22, 2007. These funds have been use to fund subsidiary companies, make an acquisition and for operating expenses. Our operations have not been profitable prior to 2009 and have generated significant operating losses since we were incorporated in 2004.

Cash Flows
As of March 31, 2009, the Company had $ 6,364,196 of cash and cash equivalents compared with $5,669,795 as of December 31, 2008. Total investments were $23,936,491 and $24,826,430 at March 31, 2009 and December 31, 2008, respectively.
Net cash used by operating activities for the three months ended March 31, 2009 and 2008 was $262,589 and $69,488.
Net cash provided by financing activities for the three months ended March 31, 2009 was $423,541, a result of an increase in policyholders’ accounts net of policyholder account withdrawals of $393,517.
Net cash provided by investing activities for the three months ended March 31, 2009 was $533,449, resulting primarily from the maturity of $509,907 of fixed maturities, maturity of $233,825 of other invested assets offset by $232,201 of loans made for premium financing in excess of loans repaid for premiums financed.
Future liquidity and capital needs
The Company has used the majority of its capital provided from the public offering to expand the premium finance business and to acquire a life insurance company. The operations of TLIC and FLAC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.
The Company is authorized to contribute additional capital up to $2,300,000 to its life insurance subsidiary. We believe that our existing cash and cash equivalents at March 31, 2009 will not be sufficient to fund our anticipated operating expenses and continue the expansion of the Company’s subsidiaries without borrowing funds. On March 12, 2009 we entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan agreement terminates April 30, 2009 and is subject to renewal. The Company believes that the current cash and the funds available from the bank loan will provide cash to fund operating expenses and expansion of the subsidiaries. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of March 31, 2009.
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of management, including our Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries other than First Life America Corporation) required to be included in this Quarterly Report on Form 10-Q.
As allowed by SEC guidance, management excluded First Life America Corporation, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 76% of total consolidated assets and $232,766 of net income is included in the consolidated financial statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information
On March 12, 2009, FTCC entered into a secured revolving loan agreement with the First National Bank of Muskogee. The agreement provides for loans up to $3,000,000 with an interest rate equal to the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate shall have a floor of no less than 5% at any time. The agreement terminates April 30, 2009 and is subject to renewal at that time. FTFC entered into an agreement as a guarantor of the loan.
Item 6. Exhibits

10.1	Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009

10.2	Loan guaranty agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
May 14, 2009	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

May 14, 2009	By:	/s/ William Lay
William Lay, Secretary, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009

10.2	Loan guaranty agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer