Form 10-Q
period 2009-06-30
First Trinity Financial CORP
filed 2009-08-28
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of July 31, 2009: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1.	Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $19,211,333 and $18,203,764 at June 30, 2009 and December 31, 2008)	$20,357,913	$18,207,905
Equity securities (cost: $213,752 at June 30, 2009 and December 31, 2008)	225,562	213,752
Mortgage loans on real estate	1,268,248	1,315,401
Investment real estate	372,000	372,000
Policy loans	309,584	253,092
Other long-term investments	4,136,825	4,464,280

Total investments	26,670,132	24,826,430

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2008)	5,670,007	5,669,795
Certificate of deposit (restricted)	100,000	100,000
Accrued investment income	356,158	345,069
Recoverable from reinsurers	734,857	884,211
Accounts receivable	216,118	179,699
Loans from premium financing	4,932,592	4,702,590
Deferred policy acquisition costs	1,326,379	898,134
Value of insurance business acquired	2,375,472	2,509,950
Property and equipment (net of accumulated depreciation: $67,689 and $29,168 at June 30, 2009 and December 31, 2008)	2,709,302	2,747,822
Deferred federal income tax asset	65,026	454,824
Other assets	350,716	262,393

Total assets	$45,506,759	$43,580,917

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$22,700,708	$21,189,567
Future policy benefits	10,563,229	9,621,845
Policy claims	232,973	343,469
Other policyholder funds	84,847	102,025

Total policy liabilities	33,581,757	31,256,906
Other liabilities	248,469	1,047,241

Total liabilities	33,830,226	32,304,147

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	926,223	2,733
Accumulated deficit	(3,114,243)	(2,590,516)

Total shareholders’ equity	11,676,533	11,276,770

Total liabilities and shareholders’ equity	$45,506,759	$43,580,917

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Premiums	$1,319,563	$456,894	$2,863,092	$791,833
Income from premium financing	174,907	107,983	315,438	193,888
Net investment income	560,533	42,742	1,135,611	113,857
Realized investment loss	(9,279)	—	(9,279)	—

Total revenues	2,045,724	607,619	4,304,862	1,099,578

Benefits, Losses and Expenses
Benefits and claims	1,107,670	174,308	2,254,087	378,196
Acquisition costs deferred	(275,647)	(146,241)	(576,156)	(273,852)
Amortization of deferred acquisition costs	91,694	41,316	147,911	53,081
Amortization of value of insurance business acquired	67,240	—	134,479	—
Commissions	340,620	166,149	666,827	308,931
Loan fees and losses	175,585	14,599	226,016	31,811
Salaries and wages	356,497	184,896	659,264	348,702
Employee and agent benefits	28,014	29,122	59,059	65,540
Third party administration fees	25,221	40,800	61,458	88,025
Other underwriting, insurance and acquisition expense	583,696	237,781	1,010,477	397,587

Total benefits, losses and expenses	2,500,590	742,730	4,643,422	1,398,021

Loss before income tax expense	(454,866)	(135,111)	(338,560)	(298,443)

Provision for federal income taxes
Current	26,127	—	26,127	—
Deferred	58,513	—	159,039	(832)

Total Federal income tax	84,640	—	185,166	(832)

Net loss	$(539,506)	$(135,111)	$(523,726)	$(297,611)

Net loss per common share basic and diluted	$(0.09)	$(0.02)	$(0.09)	$(0.05)

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Net cash used in operating activities	$(270,280)	$(142,670)

Investing activities
Purchase of fixed maturities	(1,973,477)	—
Maturity of fixed maturities	1,124,352	—
Loans made for premiums financed	(6,016,944)	(1,148,610)
Loans repaid for premiums financed	5,617,180	—
Principal payments on mortgage loans	47,910	—
Principal payments on other long term investments	464,852	—
Purchases of furniture and equipment	—	(6,769)

Net cash used in investing activities	(736,127)	(1,155,379)

Financing activities
Policyholder’s account deposits	1,848,146	189,082
Policyholder’s account withdrawals	(841,527)	—

Net cash provided by financing activities	1,006,619	189,082

Increase (decrease) in cash	212	(1,108,967)

Cash and cash equivalents, beginning of period	5,669,795	9,021,411

Cash and cash equivalents, end of period	$5,670,007	$7,912,444

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period or for any other future year.
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
June 30, 2009
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2 also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. FSP FAS 115-2 is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities) then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. We have included the required disclosures in the financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement became effective on November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. Organization and Accounting Policies (continued)
adopted SFAS No. 162 upon issuance, with no material impact on the consolidated financial statements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162 and identifies the sources of accounting principles and the framework used when preparing interim and annual financial statements. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 in the third quarter of 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general accounting standards for events occurring subsequent to the balance sheet date but before the financial statements are issued. This statement became effective for interim and annual accounting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on issuance, with no material impact to the consolidated financial statements.
All other Standards and Interpretations of those Standards issued during the six months ended June 30, 2009 did not relate to significant accounting policies and procedures pertinent to the Company at this time.
2. Earnings per Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 was 5,805,000.
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

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$1,874,525	$469,945	$3,988,733	$821,155
Premium finance operations	174,907	108,300	315,438	195,546
Corporate operations	(3,708)	29,374	691	82,877

Total	$2,045,724	$607,619	$4,304,862	$1,099,578

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$(105,612)	$(45,223)	$115,930	$(109,410)
Premium finance operations	(147,580)	10,623	(172,891)	24,805
Corporate operations	(201,674)	(100,511)	(281,599)	(213,838)

Total	$(454,866)	$(135,111)	$(338,560)	$(298,443)

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
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
6. Comprehensive Income (Loss)
The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.
The comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three months ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net loss	$(539,506)	$(135,111)	$(523,726)	$(297,611)
Unrealized gains (losses) on securities, net of federal income taxes of $295,843 and $(1,453) for the three months ended June 30, 2009 and 2008, respectively and $230,759 and and $687 for the six months ended June 30, 2009 and 2008 respectively	1,173,820	(2,822)	923,490	1,333

Other comprehensive income (loss)	$634,314	$(137,933)	$399,764	$(296,278)

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
7. Investments
Investments in available-for sale securities are summarized as follows:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value
June 30, 2009
Fixed maturity securities
U.S. Government Agency	$370,421	$608	$9,805	$—	$361,224
Mortgage-backed securities	207,754	932	12,331	—	196,355
Corporate bonds	18,633,158	1,445,131	277,955	—	19,800,334

Total fixed maturity securities	$19,211,333	$1,446,671	$300,091	$—	$20,357,913
Corporate equity securities	213,752	22,182	10,372	—	225,562

Total	$19,425,085	$1,468,853	$310,463	$—	$20,583,475

December 31, 2008
Fixed maturity securities
U.S. Government Agency	$953,650	$4,141	$—	$—	$957,791
Mortgage-backed securities	221,951	—	—	—	221,951
Corporate bonds	17,028,163	—	—	—	17,028,163

Total fixed maturity securities	$18,203,764	$4,141	$—	$—	$18,207,905
Corporate equity securities	213,752	—	—	—	213,752

Total	$18,417,516	$4,141	$—	$—	$18,421,657

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
June 30, 2009:
Fixed maturity securities
Fewer than 6 months:
U.S. Government Agency	$253,630	$9,805	2
Mortgaged-backed securities	121,178	12,331	1
Corporate bonds	5,203,495	277,955	39

Total fixed maturity securities	5,578,303	300,091	42

Corporate equity Securities
Fewer than 6 months	77,695	10,372	3

Total equity securities	77,695	10,372	3

Total	$5,655,998	$310,463	45

As of June 30, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 72% and the equity securities noted above had a fair value to cost ratio of over 59%. As of December 31, 2008, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 100% and the equity securities noted above had a fair value to cost ratio of 100%. At June 30, 2009 and December 31, 2008, fixed maturity securities were 89% and 94% investment grade, respectively, as rated by Standard & Poor’s.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
7. Investments (continued)
The amortized cost and fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$901,709	878,940
Due in one year through five years	4,772,988	5,113,683
Due after five years through ten years	9,315,252	10,010,549
Due after ten years	4,013,630	4,158,386
Due at multiple maturity dates	207,754	196,355

	$19,211,333	20,357,913

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the guidance in FSP FAS 115-2 is applied to determine whether the other-than-temporary impairment is credit-related or related to other factors. Only in the case of a credit-related impairment where management cannot assert that it does not have the intent to sell the security, or it is not more likely than not that it will not be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and amortized cost.
Based on our review, the Company recorded one other-than-temporary impairment during the second quarter of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $9,279 as of June 30, 2009. This charge represents the difference between the amortized cost basis of the security and its fair value.
Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes, assuming that the appreciation (depreciation) had been realized.

	June 30,	December 31,
	2009	2008

Unrealized appreciation on available-for-sale securities	$1,158,390	$4,141
Deferred income taxes	(232,167)	(1,408)

Net unrealized appreciation on available-for-sale securities	$926,223	$2,733

Proceeds for the three months ended June 30, 2009 and 2008 from maturities of investments in available-for-sale securities were $614,445 and $0, respectively. The Company realized no gains and a loss of $9,279 on the maturity of securities during the three month period ended June 30, 2009 and 2008. Proceeds for the six months ended June 30, 2009 and 2008 from maturities of investments in available-for-sale securities were $1,124,352 and $0, respectively. The Company realized no gains and a loss of $9,279 on the maturity of securities during the six month period ended June 30, 2009 and 2008.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
7. Investments (continued)
Presented below is investment information, including the change in net unrealized investment gains (losses). Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on debt and equity securities for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Change in unrealized investment gains (losses):
Fixed maturities	$1,433,931	$(4,275)	$1,142,439	$2,020
Equity securities	35,732	—	11,810	—
Realized investment losses
Fixed maturities	$(9,279)	$—	$(9,279)	$—
Equity securities	—	—	—	—
Major categories of net investment income are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fixed maturities	$375,022	$6,297	$777,949	$12,594
Equity securities	3,748	—	7,851	—
Mortgage loans	24,976	—	50,542	—
Real estate	60,596	—	121,183	—
Short-term and other investments	99,715	37,345	184,157	103,063

Gross investment income	564,057	43,642	1,141,682	115,657

Investment expenses	(3,524)	(900)	(6,071)	(1,800)

Net investment income	$560,533	$42,742	$1,135,611	$113,857

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
June 30, 2009
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing inputs were not able to be obtained for a significant portion of the underlying assets.
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
June 30, 2009
Fixed maturity securities
U.S. Government Agency	$—	$361,224	$—	$361,224
Mortgage-backed securities	—	196,355	—	196,355
Corporate bonds	—	19,800,334	—	19,800,334

Total fixed maturity securities	—	20,357,913	—	20,357,913
Corporate equity securities	—	225,562	—	225,562

Total	$—	$20,583,475		$20,583,475

December 31, 2008
Fixed maturity securities
U.S. Government Agency	$—	$957,791	$—	$957,791
Mortgage-backed securities	—	221,951	—	221,951
Corporate bonds	—	17,028,163	—	17,028,163

Total fixed maturity securities	—	18,207,905	—	18,207,905
Corporate equity securities	—	213,752	—	213,752

Total	$—	$18,421,657	$—	$18,421,657

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
8. Fair Values of Financial Instruments (continued)
Fair Value of Financial Instruments
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
Investment Contracts – Policyholders’ Account Balances
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
8. Fair Value of Financial Instruments (continued)
The following disclosure of the estimated fair values of financial instruments, as of June 30, 2009 and December 31, 2008, is made in accordance with the requirements of FSP FAS 107-1 and APB 28-1. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturities	$20,357,913	$20,357,913	$18,207,905	$18,207,905
Equity securities	225,562	225,562	213,752	213,752
Commercial mortgage loans	1,268,248	1,268,248	1,315,401	1,315,401
Investment real estate	372,000	372,000	372,000	372,000
Policy loans	309,584	309,584	253,092	253,092
Other long-term investments	4,136,825	4,293,815	4,464,280	4,464,280
Cash and cash equivalents	5,670,007	5,670,007	5,669,795	5,669,795
Loans from premium financing	4,932,592	4,932,592	4,702,590	4,702,590

Liabilities
Policyholders’ account balances	22,700,708	22,700,708	21,189,567	21,189,567
9. Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC on December 23, 2008, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The value of acquired insurance in force will be amortized over the expected remaining life of the insurance in force. Amortization for the three and six months ending June 30, 2009 was $67,240 and $134,479, respectively.
10. Revolving Line of Credit
On April 30, 2009 FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000. FTFC is a guarantor on the loan. The loan matures April 30, 2010. At June 30, 2009 no funds had been borrowed under the agreement.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)
12. Allowance for Loss on Premium Finance Contracts
Shown below is a progression of the Company’s allowance for loss related to loans from premium financing.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Allowance at beginning of period	$40,284	$3,500	$21,305	$3,500
Additions charged to operations	147,984	—	153,114	—
Direct write downs	2,799	3,500	16,648	3,500
Recoveries of amounts previously charged off	—	—	—	—

Allowance at end of period	$191,067	$7,000	$191,067	$7,000

Refer to note 13 for further information on current period additions charged to operations included in the loan loss reserve.
13. Subsequent Events
On July 21, 2009, FTCC borrowed $100,000 under the revolving loan agreement with First National Bank of Muskogee.
On July 31, 2009, FLAC changed its state of domicile from the state of Kansas to the state of Oklahoma.
On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that does business with the Company’s wholly owned subsidiary, FTCC. The total loan balances outstanding, related to this agency, at June 30, 2009 and August 20, 2009 were approximately $1,941,913 and $2,208,426, respectively. Based on management’s current estimates, at June 30, 2009 and August 20, 2009, there were loans having balances of approximately $950,000 and $993,700, respectively, that were considered to be fraudulent. Assets having an estimated fair value of $808,400 have been recovered from the independent agency and its owner to cover potential loan losses.
Additionally, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC is currently seeking to recover these funds and, based on management’s current estimates, expects to recover the funds due to improper endorsement of the checks.
FTCC recorded an estimated loss related to loans originated by this agency of $134,783 that has been recognized in the June 30, 2009 financial statements as an increase in the allowance for loan losses. FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 28, 2009, the date the financial statements have been issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has three subsidiaries: FTCC which is a premium finance company and TLIC and FLAC are life insurance companies. We have capitalized TLIC with $2,700,000, and we commenced the sale of life insurance in March 2007. We have capitalized FTCC with a total of $4,000,000. FLAC has statutory capital and surplus of approximately $2,740,000 at June 30, 2009.
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
The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At June 30, 2009, the Company had an accumulated deficit of $3,114,243. The Company incurred losses prior to 2009, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
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

The following discussion highlights significant factors impacting the consolidated operating results for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008, and for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008 as well as the financial condition of the Company and its subsidiaries. This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
Investments in Fixed Maturities, Equity Securities, Mortgage Loans and Other Long Term Investments
We hold fixed maturities and equity interests in a variety of companies. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we utilize the provisions of SFAS 115 and FSP FAS 115-2 in determining the proper treatment for the other-than-temporary impairment. Our adoption of FSP FAS 115-2 amends the determination of other-than temporary impairments for fixed maturities, but not for equity securities. For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
The assessment of whether a decline in fair value is considered temporary or other than temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future. Likewise, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.
If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value to the security’s expected recovery value over the remaining term of the bond. We continue to review the security for further impairment that would prompt another write-down in value.
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2 also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. FSP FAS 115-2 is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities) then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, and shall be applied prospectively. For comparative purposes, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption. For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. We have included the required disclosures in the financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement became effective on November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted SFAS No. 162 upon issuance, with no material impact on the consolidated financial statements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162 and identifies the sources of accounting principles and the framework used when preparing interim and annual financial statements. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 in the third quarter of 2009.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general accounting standards for events occurring subsequent to the balance sheet date but before the financial statements are issued. This statement became effective for interim and annual accounting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on issuance, with no material impact to the consolidated financial statements.
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
On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that does business with the Company’s wholly owned subsidiary, FTCC. The total loan balances outstanding, related to this agency, at June 30, 2009 and August 20, 2009 were $1,941,913 and $2,208,426, respectively. Based on management’s current estimate, at June 30, 2009 and August 20, 2009, there were loans having balances of approximately $950,000 and $993,700, respectively, that were considered to be fraudulent. Assets having an estimated fair value of $808,400 have been recovered from the independent agency and its owner to cover potential loan losses.
Additionally, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC is currently seeking to recover these funds and, based on management’s current estimates, expects to recover the funds due to improper endorsement of the checks.
FTCC recorded an estimated loss related to loans originated by this agency of $134,783 that has been recognized in the June 30, 2009 financial statements as an increase in the allowance for loan losses. FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.
Results of Operations
2009 to 2008 Three Month Comparison
Revenues
Total consolidated revenues were $2,045,724 for the three months ended June 30, 2009, an increase of $1,438,105, or 237%, from $607,619 for the three months ended June 30, 2008. The increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $1,319,563 for the three months ended June 30, 2009, an increase of $862,669, or 189%, from $456,894 for the three months ended June 30, 2008. This increase is primarily attributable to the acquisition of FLAC.
Premium Finance Operations
Revenues from premium financing were $174,907 for the three months ended June 30, 2009, an increase of $66,924 or 62%, from $107,983 for the three months ended June 30, 2008. The increase is due to expansion of the business.
Corporate Operations
Net investment income was $560,533, an increase of $517,791 or 1211%, from $42,742 for the three months ended June 30, 2008. This increase is primarily due to the investment income related to assets acquired in the acquisition of FLAC.

Benefits, Losses and Expenses
Benefits and claims were $1,107,670 an increase of $933,362 or 535%, from $174,308 for the three months ended June 30, 2008. This increase is primarily attributable to the benefits and claims related to FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended June 30, 2009, capitalized cost was $275,647, an increase of $129,406. Amortization of deferred policy acquisition costs for the three months ended June 30, 2009 was $91,694, an increase of $50,378. The increase in the capitalized cost and the amortization of these costs were primarily attributable to the acquisition of FLAC.
Amortization of value of insurance business acquired was $67,240 for the three months ended June 30, 2009. There was no amortization in 2008. This increase is attributable to the acquisition of FLAC.
Commissions were $340,620 for the three months ended June 30, 2009, an increase of $174,471 or 105%, from $166,149 for the three months ended June 30, 2008. The increase is primarily due to the business of FLAC.
Salaries and wages were $356,497 for the three months ended June 30, 2009, an increase of $171, 601 or 93%, from $184,896 for the three months ended June 30, 2008. This increase is primarily attributable to the increase in cost related to FTFC and the business of FLAC.
Other underwriting, insurance and acquisition expenses were $583,696 for the three months ended June 30, 2009, an increase of $345,915 or 145%, from $237,781 for the three months ended June 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Current tax expense for the three months ended June 30, 2009 was $26,127, and there was no current tax expense for the three months ending June 30, 2008. The current tax expense relates to the operating income of FLAC.
Deferred income tax expense was $58,513, for the three months ended June 30, 2009, and there was no deferred tax expense for the three months ended June 30, 2008. The deferred tax expense is attributable to the operations of FLAC.
Net loss was ($539,506) an increase of $404,395 from the net loss of ($135,111) or a $.07 increase in the net loss per share for the three months ended June 30, 2008. The increase in the net loss was primarily attributable to an increase in the allowance for loss from loans from premium financing of $134,783 due to fraudulent loans and an increase in operating expenses.
Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information regarding allowance for loan loss from fraudulent loans.
2009 to 2008 Six Month Comparison
Revenues
Total consolidated revenues were $4,304,862 for the six months ended June 30, 2009, an increase of $3,205,284, or 292%, from $1,099,578 for the six months ended June 30, 2008. The increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $2,863,092 for the six months ended June 30, 2009, an increase of $2,071,259, or 262%, from $791,833 for the six months ended June 30, 2008. This increase is primarily attributable to the acquisition of FLAC.

Premium Finance Operations
Revenues from premium financing were $315,438 for the six months ended June 30, 2009, an increase of $121,550, or 63%, from $193,888 for the six months ended June 30, 2008. The increase is due to expansion of the business.
Corporate Operations
Net investment income was $1,135,611 for the six months ended June 30, 2009, an increase of $1,021,754, or 897%, from $113,857 for the six months ended June 30, 2008. This increase is primarily due to the acquisition of FLAC.
Benefits, Losses and Expenses
Benefits and claims were $2,254,087 for the six months ended June 30, 2009, an increase of $1,875,891 or 496%, from $378,196 for the six months ended June 30, 2008. This increase is primarily attributable to the benefits and claims related to FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the six months ended June 30, 2009, capitalized cost was $576,156, an increase of $302,304, or 110%, from $273,852 for the six months ended June 30, 2008. Amortization of deferred policy acquisition costs for the six months ended June 30, 2009 was $147,911, an increase of $94,830 or 179%, from $53,081 for the six months ended June 30, 2008. The increase in the capitalized cost and the amortization of these costs were primarily attributable to the acquisition of FLAC.
Amortization of value of insurance business acquired was $134,479. There was no amortization in 2008. This increase is attributable to the acquisition of FLAC.
Commissions were $666,827 for the six months ended June 30, 2009, an increase of $357,896 or 116%, from $308,931 for the six months ended June 30, 2008. The increase is primarily attributable to FTFC and the business of FLAC.
Salaries and wages were $659,264 for the six months ended June 30, 2009, an increase of $310,562 or 89%, from $348,702 for the six months ended June 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Other underwriting, insurance and acquisition expenses were $1,010,477 for the six months ended June 30, 2009, an increase of $612,890 or 154%, from $397,587 for the six months ended June 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Current tax expense for the six months ended June 30, 2009 was $26,127, and there was no current tax expense for the six months ending June 30, 2008. The taxes are attributable to the operating income of FLAC.
Deferred income tax expense for the six months ended June 30, 2009 was $159,039 for the six months ended June 30, 2009 compared to ($832) for the six months ended June 30, 2008. The taxes are due to the operations of FLAC.
Net loss was ($523,726) for the six months ended June 30, 2009, an increase of $226,115 from the net loss of ($297,611) or $.04 per share increase, for the six months ended June 30, 2008. The increase in the net loss was primarily attributable to an increase in the allowance for loss from loans from premium financing of $134,783 due to fraudulent loans and an increase in operating expenses.
Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information regarding allowance for loan loss from fraudulent loans.

Consolidated Financial Condition
Significant changes in the consolidated balance sheet at June 30, 2009 compared to December 31, 2008 reflect the operations of the Company and capital transactions discussed below.
At June 30, 2009, the Company’s available-for-sale fixed maturities had a fair value of $20,357,913 and amortized cost of $19,211,333 compared to a fair value of $18,207,905 and amortized cost of $18,203,764 at December 31, 2008. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a component in shareholders’ equity within “Accumulated Other Comprehensive Income”.
Total investments were $26,670,132 and $24,826,430 at June 30, 2009 and December 31, 2008, respectively.
Shown below is a progression of the Company’s loans from premium financing for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

	June 30,	December 31,
	2009	2008
Balance, beginning of year	$4,848,845	$2,366,165
Loans financed	6,016,944	9,279,014
Unearned interest added to loans	300,921	493,989
Capitalized fees and interest reversed	(49,018)	—
Payment of loans and unearned interest	(5,850,160)	(7,290,323)

Ending loan balance including unearned interest	5,267,532	4,848,845
Unearned interest included in ending loan balances	(143,873)	(124,950)

Loan balance net of unearned interest	5,123,659	4,723,895
Less:
Allowance for loan loss	(191,067)	(21,305)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$4,932,592	$4,702,590

Shown below is a progression of the Company’s allowance for loan losses from premium financing.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Allowance at beginning of period	$40,284	$3,500	$21,305	$3,500
Additions charged to operations	147,984	—	153,114	—
Direct write downs	2,799	3,500	16,648	3,500
Recoveries of amounts previously charged off	—	—	—	—

Allowance at end of period	$191,067	$7,000	$191,067	$7,000

Deferred policy acquisition costs, net of amortization, were $1,326,379 and $898,134 at June 30, 2009 and December 31, 2008, respectively. The increase in policy acquisition cost is primarily related to the business of FLAC and the continued production of TLIC.
Total policy liabilities as of June 30, 2009 and December 31, 2008 were $33,581,757 and $31,256,906, respectively. At June 30, 2009 and December 31, 2008, policyholders’ account balances were approximately 68% of the total policy liabilities. Future policy benefits were approximately 31% of the total policy liabilities at June 30, 2009 and December 31, 2008.

Liquidity and Capital Resources
Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources
The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated in 2008, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. The ensuing volatility in markets, and the adverse impact on availability and cost of credit and capital have largely continued into 2009. We, like other financial institutions, have not been immune to these events.
During the fourth quarter of 2008, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government has taken or is considering taking actions in order to address this financial market dislocation. This market dislocation has had a limited impact on our results of operations and our financial position.
Insurance Companies
The insurance companies normally provide cash flow from: (i) operations; (ii) the receipt of scheduled principal payments on its portfolio of investments; and (iii) earnings on investments. Such cash flow is partially used to fund liabilities for insurance policy benefits. These liabilities represent long-term and short-term obligations.
Premium Finance Company
The premium finance company normally provides cash flow from: (i) receipt of loan payments; and (ii) earnings on investments. Such cash flow is partially used to fund new loans.
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
Cash Flows
As of June 30, 2009, the Company had $5,670,007 of cash and cash equivalents compared with $5,669,795 as of December 31, 2008.
Net cash used in operating activities for the six months ended June 30, 2009 and 2008 was $270,280 and $142,670, respectively.
Net cash used in investing activities for the six months ended June 30, 2009 was $736,127, resulting primarily from the purchase of $1,973,477 of fixed maturities, and $399,764 of loans made for premium financing in excess of loans repaid for premiums financed offset by the maturity of $1,124,352 of fixed maturities, $47,910 of principal payments on mortgage loans and maturity of $464,852 of other long term investments.
Net cash provided by financing activities for the six months ended June 30, 2009 was $1,006,619, a result of an increase in policyholders’ accounts net of policyholder account withdrawals of $841,527.
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

The Company is authorized to contribute additional capital up to $2,300,000 to its life insurance subsidiary. We believe that our existing cash and cash equivalents at June 30, 2009 will not be sufficient to fund our anticipated operating expenses and continue the expansion of the Company’s subsidiaries without borrowing funds.
On April 30, 2009 FTCC entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan agreement was renewed for one year and modified April 30, 2009 to provide for a maximum loan amount of $3,600,000. The loan matures April 30, 2010. On July 21, 2009 FTCC borrowed $100,000 under the loan agreement. The Company believes that the current cash and the funds available from the bank loan will provide cash to fund operating expenses and expansion of the subsidiaries. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of June 30, 2009.
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

As allowed by SEC guidance, management excluded First Life America Corporation, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 78% of total consolidated assets and $161,392 of net income is included in the consolidated financial statements.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Internal Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, as borne out by the subsequent event described in note 13 of the Notes to Consolidated Financial Statements above, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders
Proposal 1: To elect directors to hold office for a term of one year each or until their successors are duly elected and qualified:

Directors	For	Withheld

Gregg E. Zahn	2,911,696	47,200
Scott J. Engebritson	2,915,296	43,600
William S. Lay	2,916,296	42,600
H. Bryan Chrisman	2,916,296	42,600
Bill H. Hill	2,915,996	42,900
Charles Wayne Owens	2,918,296	40,600
Loren Everett Owens	2,916,296	42,600
George E. Peintner	2,915,296	43,600
Shannon B. Young	2,886,296	72,600
John R. Perkins	2,915,296	43,600
G. Wayne Pettigrew	2,915,296	43,600
Gary L Sherrer	2,916,296	42,600
Our board of directors consists of twelve members who are elected at each annual meeting of stockholders.
Proposal 2: To approve an Amendment to the Company’s amended Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock from 8,000,000 to 20,000,000.

Votes	For	Against	Abstain

	2,781,546	144,050	33,300
Proposal 3: To ratify the selection of Kerber, Eck and Braeckel LLP as our independent registered public accounting firm for 2009:

Votes	For	Against	Abstain

	2,892,296	35,100	31,500

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
August 28, 2009	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

August 28, 2009	By:	/s/ William Lay
William Lay,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer