Form 10-K/A
period 2008-12-31
First Trinity Financial CORP
filed 2009-10-01
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
This annual report on Form 10-K/A constitutes Amendment No 2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. This annual report on Form 10-K/A is being filed to amend item 9A(T) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was previously filed with the Commission on April 13, 2009. Other than this section, no information contained in the Form 10-K/A has been revised.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 amends the aforementioned item and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.
This Amendment No. 2 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.
FIRST TRINITY FINANCIAL CORPORATION

Part II

Item 9A(T) Controls and Procedures	3

Part IV

Item 15. Exhibits	4

Signatures	5

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part ll
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the securities and exchange act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Annual Report on Form 10-K, except for the exclusion of the disclosure controls and procedures relating to First Life America Corporation , as further noted below. Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over the financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, except for the exclusion of First Life America Corporation, as further noted below. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2008.
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
As allowed by Securities and Exchange Commission guidance, management excluded First Life America Corporation, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 75% of total consolidated assets and no operating results or net income is included in the consolidated financial statements.
Limitations on the Effectiveness of Controls
The Company’s management, including the Certifying Officers, does not expect that the Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

FIRST TRINITY FINANCIAL CORPORATION
Date 10/01/2009	By:	/s/ Gregg Zahn
Gregg Zahn
President, Chief Executive Officer and Director
In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg Zahn	Date 10/01/2009

Gregg Zahn
President, Chief Executive Officer and Director

By	/s/ Scott J. Engebritson	Date 10/01/2009

Scott J. Engebritson,
Chairman of the Board and Director

By	/s/ William S. Lay	Date 10/01/2009

W. Sherman Lay
Chief Financial Officer, Treasurer and Director

By	/s/ H. Bryan Chrisman	Date 10/01/2009

H. Bryan Chrisman, Director

By	/s/ Charles Wayne Owens	Date 10/01/2009

Charles Wayne Owens, Director

By	/s/ George E. Peintner	Date 10/01/2009

George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date 10/01/2009

Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer