Form 10-Q
period 2009-09-30
First Trinity Financial CORP
filed 2009-11-16
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 13, 2009: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $18,821,726 and $18,203,764 at September 30, 2009 and December 31, 2008)	$21,505,271	$18,207,905
Equity securities (cost: $248,752 at September 30, 2009 and $213,752 at December 31, 2008)	309,341	213,752
Mortgage loans on real estate	1,386,954	1,315,401
Investment real estate	521,278	372,000
Policy loans	313,088	253,092
Other long-term investments	4,067,657	4,464,280

Total investments	28,103,589	24,826,430

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2008)	7,760,457	5,669,795
Certificate of deposit (restricted)	100,000	100,000
Accrued investment income	352,750	345,069
Recoverable from reinsurers	875,296	884,211
Accounts receivable	239,136	179,699
Loans from premium financing	3,699,638	4,702,590
Deferred policy acquisition costs	1,576,183	898,134
Value of insurance business acquired	2,308,232	2,509,950
Property and equipment (net of accumulated depreciation: $88,481 and $29,168 at September 30, 2009 and December 31, 2008)	2,766,509	2,747,822
Deferred federal income tax asset	—	454,824
Other assets	848,463	262,393

Total assets	$48,630,253	$43,580,917

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$23,610,466	$21,189,567
Future policy benefits	10,653,092	9,621,845
Policy claims	401,993	343,469
Other policyholder funds	150,387	102,025

Total policy liabilities	34,815,938	31,256,906
Notes payable	100,000	—
Deferred federal income taxes	235,934	—
Other liabilities	314,978	1,047,241

Total liabilities	35,466,850	32,304,147

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	2,195,308	2,733
Accumulated deficit	(2,896,458)	(2,590,516)

Total shareholders’ equity	13,163,403	11,276,770

Total liabilities and shareholders’ equity	$48,630,253	$43,580,917

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Premiums	$1,440,654	$417,248	$4,303,746	$1,209,081
Income from premium financing	178,769	141,515	494,207	335,403
Net investment income	358,920	34,008	1,494,531	147,865
Realized investment loss	(178,890)	—	(188,169)	—

Total revenues	1,799,453	592,771	6,104,315	1,692,349

Benefits, losses and expenses
Benefits and claims	711,574	194,824	2,965,661	573,020
Acquisition costs deferred	(281,727)	(146,805)	(857,883)	(420,657)
Amortization of deferred acquisition costs	31,923	40,730	179,834	93,811
Amortization of value of insurance business acquired	67,239	—	201,718	—
Commissions	364,552	168,198	1,031,379	477,129
Loan fees and losses	20,425	29,383	246,441	61,194
Salaries and wages	352,162	162,267	1,070,485	510,969
Third party administration fees	92,697	34,293	154,155	122,318
Other underwriting, insurance and acquisition expense	264,650	233,046	1,275,127	696,173

Total benefits, losses and expenses	1,623,495	715,936	6,266,917	2,113,957

Income (loss) before income tax expense	175,958	(123,165)	(162,602)	(421,608)

Provision for federal income taxes
Current	(26,127)	—	—	—
Deferred	(15,700)	—	143,339	(832)

Total federal income tax (benefit)	(41,827)	—	143,339	(832)

Net income (loss)	$217,785	$(123,165)	$(305,941)	$(420,776)

Net income (loss) per common share basic and diluted	$0.04	$(0.02)	$(0.05)	$(0.07)

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net cash used in operating activities	$(79,555)	$(238,976)

Investing activities
Purchase of fixed maturities	(2,083,832)	—
Sales and maturity of fixed maturities	1,483,567	300,000
Purchase of equity securities	(35,000)	—
Purchase of mortgage loans	(110,000)	—
Payments on mortgae loans	40,319	—
Payments on other long term investments	600,590	—
Loans made for premiums financed	(8,615,093)	(6,528,101)
Loans repaid for premiums financed	9,354,104	4,884,205
Purchase of real estate	(49,400)	—
Purchases of property and equipment	(78,122)	(9,006)

Net cash provided by investing activities	507,133	(1,352,902)

Financing activities
Policyholder’s account deposits	2,866,570	278,230
Policyholder’s account withdrawals	(1,203,486)	—

Net cash provided by financing activities	1,663,084	278,230

Increase (decrease) in cash	2,090,662	(1,313,648)

Cash and cash equivalents, beginning of period	5,669,795	9,021,411

Cash and cash equivalents, end of period	$7,760,457	$7,707,763

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
1. Organization and Accounting Policies
Nature of Operations
First Trinity Financial Corporation, (the “Company”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary. The Company raised $1,450,000 from two private placement stock offerings during 2004. On June 22, 2005 the Company’s $12,750,000 intrastate public stock offering, which included a 10% “over-sale” provision (additional sales of $1,275,000) intrastate public stock offering filed with the Oklahoma Department of Securities was declared effective. The offering was completed February 23, 2007. The Company raised $14,025,000 from this offering.
On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“TLIC’) and First Life America Corporation (“FLAC”) were merged, with FLAC being the surviving company. Immediately following the merger FLAC changed its name to Trinity Life Insurance Company (“TLIC”). After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma. TLIC was incorporated in 1997 and commenced the sale of life insurance products in November 1998. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.
TLIC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest. TLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC was purchased December 23, 2008 and had statutory capital and surplus of $2,700,455 at December 31, 2008.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009 or for any other interim period or for any other future year.
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
September 30, 2009
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The new guidance also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets and liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective for the second quarter of 2009.
In May 2009, the FASB issued new guidance that established general accounting standards and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued. This guidance became effective for interim and annual accounting periods ending after June 15, 2009. The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
1. Organization and Accounting Policies (continued)
In June 2009, the FASB issued new guidance to establish the FASB Accounting Codification as a source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles. This guidance replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted it upon issuance, with no material impact to the consolidated financial statements.
All other Standards and Interpretations of those Standards issued during the nine months ended September 30, 2009 did not relate to significant accounting policies and procedures pertinent to the Company at this time.
2. Earnings per Share
Net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 was 5,805,000.
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Life and annuity insurance operations	$1,623,620	$429,830	$5,612,353	$1,250,985
Premium finance operations	175,832	141,515	491,270	337,061
Corporate operations	1	21,426	692	104,303

Total	$1,799,453	$592,771	$6,104,315	$1,692,349

Income (loss) from operations before federal income taxes:
Life and annuity insurance operations	$233,576	$(40,771)	$349,506	$(150,181)
Premium finance operations	12,224	9,065	(160,667)	33,870
Corporate operations	(69,842)	(91,459)	(351,441)	(305,297)

Total	$175,958	$(123,165)	$(162,602)	$(421,608)

4. Reinsurance
TLIC retains up to $55,000 on each insured and cedes any excess risk beyond the amount retained among a combination of two reinsurance companies. TLIC participates in a reinsurance pool with four other insurers that terminated reinsuring new business on December 31, 2008. Existing business continues inforce. TLIC’s maximum exposure on any one insured under the reinsurance pool is $50,000. TLIC participates in a 50/50 quota share coinsurance agreement with a reinsurer on a block of business issued between January 1, 2005 and June 24, 2006, the termination date of the agreement. Existing business continues inforce.
To the extent the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC remains liable for the entire amount at risk.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
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
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2006 through 2008 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.
6. Comprehensive Income (Loss)
The components of comprehensive income (loss) include (i) net income or loss reported in the Condensed Consolidated Statements of Operations, and (ii) certain amounts reported directly in stockholders’ equity, principally the after-tax net unrealized gains and losses on securities available for sale.
The comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three months ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income (loss)	$217,785	$(123,165)	$(305,941)	$(420,776)
Unrealized gains (losses) on securities, net of federal income taxes of $316,660 and $(932) for the three months ended September 30, 2009 and 2008, respectively and $547,419 and and ($245) for the nine months ended September 30, 2009 and 2008 respectively	1,269,085	(1,808)	2,192,575	(475)

Other comprehensive income (loss)	$1,486,870	$(124,973)	$1,886,634	$(421,251)

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
7. Investments
Investments in available-for sale securities are summarized as follows:

		Gross	Gross Unrealized Losses
	Amortized	Unrealized	Less Than	Greater Than	Fair
	Cost	Gains	12 Months	12 Months	Value

Fixed maturity securities
U.S. Government Agency	$696,538	$12,521	$8,027	$—	$701,032
Residential mortgage-backed securities	189,852	16,433	—	—	206,285
Corporate bonds	17,935,336	2,720,405	57,787	—	20,597,954

Total fixed maturity securities	$18,821,726	$2,749,359	$65,814	$—	$21,505,271
Corporate equity securities	248,752	61,848	1,259	—	309,341

Total	$19,070,478	$2,811,207	$67,073	$—	$21,814,612

December 31, 2008
Fixed maturity securities
U.S. Government Agency	$953,650	$4,141	$—	$—	$957,791
Residential mortgage-backed securities	221,951	—	—	—	221,951
Corporate bonds	17,028,163	—	—	—	17,028,163

Total fixed maturity securities	$18,203,764	$4,141	$—	$—	$18,207,905
Corporate equity securities	213,752	—	—	—	213,752

Total	$18,417,516	$4,141	$—	$—	$18,421,657

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Gross
	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities
September 30, 2009:
Fixed maturity securities
Fewer than 6 months:
Corporate bonds	$116,778	$1,670	2
7-12 months:
U.S. Government Agency	387,687	8,027	2
Corporate bonds	485,574	56,117	4

Total fixed maturity securities	990,039	65,814	8

Equity Securities
Fewer than 6 months	38,847	1,259	1

Total equity securities	38,847	1,259	1

Total	$1,028,886	$67,073	9

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
7. Investments (continued)
As of September 30, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 96%. As of December 31, 2008, all of our fixed maturity and equity securities had a fair value to cost ratio equal to or greater than 100%. At September 30, 2009 and December 31, 2008, fixed maturity securities were 85% and 94% investment grade, respectively, as rated by Standard & Poor’s.
The amortized cost and fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$527,446	$527,273
Due in one year through five years	5,219,000	5,957,785
Due after five years through ten years	8,942,714	10,209,868
Due after ten years	3,942,714	4,604,060
Due at multiple maturity dates	189,852	206,285

	$18,821,726	$21,505,271

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the guidance is applied to determine whether the other-than-temporary impairment is credit-related or related to other factors. If the Company intends to sell the security or will be required to sell the security prior to its recovery in value, the fixed maturity security is adjusted to fair value and the resulting loss is recognized in realized gains or losses. In the case of a credit-related impairment where management does not have the intent to sell the security, or will not be required to sell the security a credit loss is measured by taking the difference between the present value of expected future cash flows and amortized cost and record as a realized loss. Any additional impairment loss is recognized in other comprehensive income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and amortized cost.
Based on our review, the Company recorded an other-than-temporary impairment during the third quarter of 2009 relative to CIT bonds with a total par value of $710,000. These bonds were written down to their fair value at September 30, 2009. The Company determined that the entire loss was credit related and recognized a realized loss of $146,705 in the statement of operations. These bonds defaulted on October 30, 2009.
Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect on deferred income taxes, assuming that the appreciation (depreciation) had been realized.

	September 30,	December 31,
	2009	2008
Unrealized appreciation on available-for-sale securities	$2,744,134	$4,141
Deferred income taxes	(548,826)	(1,408)

Net unrealized appreciation on available-for-sale securities	$2,195,308	$2,733

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
7. Investments (continued)
Proceeds for the three months ended September 30, 2009 and 2008 from maturities of investments in available-for-sale securities were $359,215 and $300,000, respectively. The Company realized $3,670 of gains and $35,916 and $0 losses on securities during the three month period ended September 30, 2009 and 2008, respectively. Proceeds for the nine months ended September 30, 2009 and 2008 from sales and maturities of investments in available-for-sale securities were $1,483,567 and $300,000, respectively. The Company realized $3,670 and $0 of gains and $35,916 and $0, losses on securities during the nine month period ended September 30, 2009 and 2008.
Presented below is investment information, including the change in net unrealized investment gains (losses). Additionally, the table shows the change in net unrealized investment gains (losses) and the amount of realized investment losses on debt and equity securities for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Change in unrealized investment gains (losses):
Fixed maturities	$1,536,965	$(2,740)	$2,679,404	$720
Equity securities	48,779	—	60,589	—
Realized investment losses
Fixed maturities	$(178,890)	$—	$(188,169)	$—
Equity securities	—	—	—	—
Major categories of net investment income are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Fixed maturities	$405,375	$5,778	$1,367,481	$18,372
Equity securities	3,779	—	11,630	—
Mortgage loans	49,456	—	99,998	—
Real estate	60,428	—	181,611	—
Short-term and other investments	26,447	29,130	26,447	132,193

Gross investment income	545,485	34,908	1,687,167	150,565

Investment expenses	(186,565)	(900)	(192,636)	(2,700)

Net investment income	$358,920	$34,008	$1,494,531	$147,865

8. Fair Values of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We also consider the input on fair value of a significant decrease in volume and level of activity for an asset or liability when compared to normal activity.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
8. Fair Values of Financial Instruments (continued)
The Company holds fixed maturities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in accordance with FASB guidance that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
September 30, 2009
Fixed maturity securities
U S Government	$—	$701,032	$—	$701,032
Residential mortgage-backed securities	—	206,285	—	206,285
Corporate bonds	—	20,597,954	—	20,597,954

Total fixed maturity securities	—	21,505,271	—	21,505,271
Corporate equity securities	—	309,341	—	309,341

Total	$—	$21,814,612	$—	$21,814,612

December 31, 2008
Fixed maturity securities
U.S. Government Agency	$—	$957,791	$—	$957,791
Residential mortgage-backed securities	—	221,951	—	221,951
Corporate bonds	—	17,028,163	—	17,028,163

Total fixed maturity securities	—	18,207,905	—	18,207,905
Corporate equity securities	—	213,752	—	213,752

Total	$—	$18,421,657	$—	$18,421,657

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
8. Fair Values of Financial Instruments (continued)
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
Fixed Maturities and Equity Securities
The fair value of fixed maturities and equity securities are based on the principles required under FASB guidance, as previously discussed.
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
The following disclosure of the estimated fair values of financial instruments, as of September 30, 2009 and December 31, 2008, is made in accordance with FASB guidance. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
8. Fair Values of Financial Instruments (continued)

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturities	$21,505,271	$21,505,271	$18,207,905	$18,207,905
Equity securities	309,341	309,341	213,752	213,752
Commercial mortgage loans	1,386,954	1,431,558	1,315,401	1,315,401
Investment real estate	521,278	521,278	372,000	372,000
Policy loans	313,088	313,088	253,092	253,092
Other long-term investments	4,067,657	4,067,657	4,464,280	4,464,280
Cash and cash equivalents	7,760,457	7,760,457	5,669,795	5,669,795
Loans from premium financing	3,699,638	3,699,638	4,702,590	4,702,590

Liabilities
Policyholders’ account balances	23,610,466	22,399,365	21,189,567	21,189,567
9. Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC on December 23, 2008, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under FASB guidance. The value of acquired insurance in force will be amortized over the expected remaining life of the insurance in force. Amortization for the three and nine months ending September 30, 2009 was $67,239 and $201,718, respectively.
10. Revolving Line of Credit
On April 30, 2009, FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000. FTFC is a guarantor on the loan. The loan matures April 30, 2010. At September 30, 2009, the outstanding balance on the loan was $100,000. The maximum amount that has been borrowed is $100,000.
11. Acquisition of First Life America Corporation
Pursuant to the terms of a stock purchase agreement, on December 23, 2008, the Company acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”). The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). On December 31, 2008, FTFC made First Life a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% with interest payable monthly. In the event of liquidation, and in all other situations, the claims under the surplus note are subordinated to policyholder, claimant and beneficiary claims as well as debts owed to all other classes of creditors, other than surplus note holders, and that all repayment of principal and payment of interest are not payable and shall not be paid until approved by the Oklahoma Insurance Commissioner. On August 31, 2009 TLIC was merged with First Life with First Life being the surviving company.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(Unaudited)
12. Allowance for Loss on Premium Finance Contracts
Shown below is a progression of the Company’s allowance for loss related to loans from premium financing.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Allowance at beginning of period	$191,067	$3,500	$21,305	$3,500
Additions charged to operations	(119,328)	—	33,786	—
Direct write downs	213,507	3,500	230,155	3,500
Recoveries of amounts previously charged off	—	—	—	—

Allowance at end of period	$285,246	$7,000	$285,246	$7,000

13. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements have been issued.
On November 4, 2009, FTCC repaid $99,999 to the First National Bank of Muskogee on its outstanding loan balance, leaving a remaining balance of $1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
First Trinity Financial Corporation (“we”, “us”, “our”, or the “Company”) was incorporated on April 19, 2004 as Southwest Security Financial Corporation; the name was changed to First Trinity Financial Corporation on February 5, 2005, for the purpose of forming, owning, acquiring and managing life insurance and premium finance companies. During 2004 we raised $1,450,000 from two private placements of common stock. In June 2005 we registered an intrastate public stock offering in Oklahoma and completed the offering in February 2007, raising $14,025,000. We are a holding company that has two subsidiaries: FTCC which is a premium finance company and TLIC which is a life insurance company. The Company capitalized TLIC with $2,700,000, and commenced the sale of life insurance in March 2007. On August 31, 2009, TLIC was merged with FLAC. Immediately following the merger, FLAC changed its name to Trinity Life Insurance Company. We have capitalized FTCC with a total of $4,000,000. TLIC has statutory capital and surplus of approximately $4,379,000 at September 30, 2009.
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
The Company pursues business in both the life insurance and premium financing industries. TLIC markets its life insurance and annuity product to individuals and families through an agency force and the product is administered by a third party administrator, Investors Heritage Life Insurance Company (“IHLIC”). The Company also reinsures part of the risk on insurance policies written through a reinsurance agreement with IHLIC. Other current products in the portfolio consists of whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a Graded Benefit, determined by underwriting. The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.
TLIC participates in reinsurance and retains a maximum coverage exposure of $55,000 on any one insured. TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with four other insurance companies. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new sessions.
TLIC ceded the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to a reinsurer on a 50/50 quota share original term coinsurance basis effective as of January 1, 2005. The reinsurer agreed to provide various commission and expense allowances to TLIC in exchange for TLIC ceding 50% of the applicable premiums as they are collected. As of June 24, 2006, the reinsurer terminated the agreement for new business issued after the termination date.
In the event the reinsurers are unable to fulfill their obligations under the reinsurance agreements, TLIC remains primarily liable.
Premium financing is marketed to property and casualty insurance agents. These agents finance loans to pay property and casualty insurance premiums for individuals and businesses with the Company’s premium financing subsidiary.
The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At September 30, 2009, the Company had an accumulated deficit of $2,896,458. The Company incurred losses prior to 2009, however the losses have resulted primarily from cost incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
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

The following discussion highlights significant factors impacting the consolidated operating results for the three months ended September 30, 2009, as compared with the three months ended September 30, 2008, and for the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008 as well as the financial condition of the Company and its subsidiaries. This supplementary financial information should be read in conjunction with the condensed consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results of operations and financial position.
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
Investments in Fixed Maturities, Equity Securities, Mortgage Loans and Other Long Term Investments
We hold fixed maturities and equity interests in a variety of companies. We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we utilize FASB guidance in determining the proper treatment for the other-than-temporary impairment. The new FASB guidance amends the determination of other-than temporary impairments for fixed maturities, but not for equity securities. For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
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
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized in accordance with FASB guidance. The value of acquired insurance in force will be amortized over the expected remaining life of the insurance in force. For the amortization of the value of acquired insurance in force, the Company will periodically review its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.
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
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The new guidance also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets and liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance effective for the second quarter of 2009.
In May 2009, the FASB issued new guidance that established general accounting standards and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued. This guidance became effective for interim and annual accounting periods ending after June 15, 2009. The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.
Business Segments
FASB guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with FASB guidance. Our business segments are as follows:
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
On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that does business with the Company’s wholly owned subsidiary, FTCC. At September 30, 2009 loans having balances of $993,719 were written off as they were considered to be fraudulent. Assets having an estimated fair value of $808,400 have been recovered from the independent agency and its owner to cover potential loan losses and have been recognized in the financial statements.
Additionally, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC recovered these funds from the bank due to improper endorsement.
FTCC recorded losses related to loans originated by this agency of $109,701 that has been recognized in the September 30, 2009 financial statements as an increase in the allowance for loan losses. FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.

Results of Operations
2009 to 2008 Three Month Comparison
Revenues
Total consolidated revenues were $1,799,453 for the three months ended September 30, 2009, an increase of $1,206,682 or 204%, from $592,771 for the three months ended September 30, 2008. The increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $1,440,654 for the three months ended September 30, 2009, an increase of $1,023,406, or 245%, from $417,248 for the three months ended September 30, 2008. This increase is primarily attributable to the acquisition of FLAC.
Premium Finance Operations
Revenues from premium financing were $178,769 for the three months ended September 30, 2009, an increase of $37,254 or 26%, from $141,515 for the three months ended September 30, 2008. The increase is due to expansion of the business.
Corporate Operations
Net investment income was $358,920, an increase of $324,912 or 955%, from $34,008 for the three months ended September 30, 2008. This increase is primarily due to the investment income related to assets acquired in the acquisition of FLAC.
Realized investment loss was ($178,890) for the three months ended September 30, 2009, an increase in loss of ($178,169), from $0 for the nine months ended September 30, 2008. This increase is primarily due to the losses recognized on CIT bonds.
Benefits, Losses and Expenses
Benefits and claims were $711,574 an increase of $516,750 or 265%, from $194,824 for the three months ended September 30, 2008. This increase is primarily attributable to the benefits and claims related to FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended September 30, 2009, capitalized cost was $281,727, an increase of $134,922. Amortization of deferred policy acquisition costs for the three months ended September 30, 2009 was $31,923, a decrease of $8,807. The increase in the capitalized cost was primarily attributable to the acquisition of FLAC.
Amortization of value of insurance business acquired was $67,239 for the three months ended September 30, 2009. There was no amortization in 2008. This increase is attributable to the acquisition of FLAC.
Commissions were $364,552 for the three months ended September 30, 2009, an increase of $196,354 or 117%, from $168,198 for the three months ended September 30, 2008. The increase is primarily due to the business of FLAC.
Salaries and wages were $352,162 for the three months ended September 30, 2009, an increase of $189,895 or 117%, from $162,267 for the three months ended September 30, 2008. This increase is primarily attributable to the increase in cost related to FTFC and the business of FLAC.
Other underwriting, insurance and acquisition expenses were $264,650 for the three months ended September 30, 2009, an increase of $31,304 or 13%, from $233,046 for the three months ended September 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC. Current tax expense for the three months ended September 30, 2009 was ($26,127), and there was no current tax expense for the three months ending September 30, 2008. The negative current tax expense relates to the operating income of FLAC.
Deferred income tax expense was ($15,700), for the three months ended September 30, 2009, and there was no deferred tax expense for the three months ended September 30, 2008. The deferred tax expense is attributable to the operations of FLAC.
Net gain was $217,785, an increase of $340,950 from the net loss of ($123,165) or a $.06 increase in the net gain per share for the three months ended September 30, 2008. The increase in the net gain was primarily attributable to the operations of FLAC.

2009 to 2008 Nine Month Comparison
Revenues
Total consolidated revenues were $6,104,315 for the nine months ended September 30, 2009, an increase of $4,411,966, or 261%, from $1,692,349 for the nine months ended September 30, 2008. The increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC.
Life and Annuity Insurance Operations
Revenues from life insurance premiums were $4,303,746 for the nine months ended September 30, 2009, an increase of $3,094,665, or 256%, from $1,209,081 for the nine months ended September 30, 2008. This increase is primarily attributable to the acquisition of FLAC.
Premium Finance Operations
Revenues from premium financing were $494,207 for the nine months ended September 30, 2009, an increase of $158,804, or 47%, from $335,403 for the nine months ended September 30, 2008. The increase is due to expansion of the business.
Corporate Operations
Net investment income was $1,494,531 for the nine months ended September 30, 2009, an increase of $1,346,666, or 911%, from $147,865 for the nine months ended September 30, 2008. This increase is primarily due to the acquisition of FLAC.
Realized investment loss was ($188,169) for the nine months ended September 30, 2009, an increase in loss of ($188,169), from $0 for the nine months ended September 30, 2008. This increase is primarily due to impairment losses taken on CIT and General Motors bonds.
Benefits, Losses and Expenses
Benefits and claims were $2,965,661 for the nine months ended September 30, 2009, an increase of $2,392,641 or 418%, from $573,020 for the nine months ended September 30, 2008. This increase is primarily attributable to the benefits and claims related to FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the nine months ended September 30, 2009, capitalized cost was $857,883, an increase of $437,226, or 104%, from $420,657 for the nine months ended September 30, 2008. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2009 was $179,834, an increase of $86,023 or 92%, from $93,811 for the nine months ended September 30, 2008. The increase in the capitalized cost and the amortization of these costs were primarily attributable to the acquisition of FLAC.
Amortization of value of insurance business acquired was $201,718. There was no amortization in 2008. This increase is attributable to the acquisition of FLAC.
Commissions were $1,031,379 for the nine months ended September 30, 2009, an increase of $554,250 or 116%, from $477,129 for the nine months ended September 30, 2008. The increase is primarily attributable to FTFC and the business of FLAC.

Salaries and wages were $1,070,485 for the nine months ended September 30, 2009, an increase of $559,516 or 110%, from $510,969 for the nine months ended September 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Other underwriting, insurance and acquisition expenses were $1,275,127 for the nine months ended September 30, 2009, an increase of $578,954 or 83%, from $696,173 for the nine months ended September 30, 2008. This increase is primarily attributable to the increase in cost related to the business of FLAC.
Current tax expense for the nine months ended September 30, 2009 was $0, and there was no current tax expense for the nine months ending September 30, 2008.
Deferred income tax expense for the nine months ended September 30, 2009 was $143,339 for the nine months ended September 30, 2009 compared to ($832) for the nine months ended September 30, 2008. The taxes are due to the operations of TLIC.
Net loss was ($305,941) for the nine months ended September 30, 2009, a decrease in the loss of $114,835 from the net loss of ($420,776) or $.02 per share increase, for the nine months ended September 30, 2008. The decrease in the net loss was primarily attributable TLIC.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet at September 30, 2009 compared to December 31, 2008 reflect the operations of the Company and capital transactions discussed below.
At September 30, 2009, the Company’s available-for-sale fixed maturities had a fair value of $21,505,271 and amortized cost of $18,821,726 compared to a fair value of $18,207,905 and amortized cost of $18,203,764 at December 31, 2008. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a component in shareholders’ equity within “Accumulated Other Comprehensive Income”.
Total investments were $28,103,589 and $24,826,430 at September 30, 2009 and December 31, 2008, respectively.
Shown below is a progression of the Company’s loans from premium financing for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

	September 30,	December 31,
	2009	2008
Balance, beginning of period	$4,702,590	$2,366,165
Loans financed	8,164,009	9,279,014
Unearned interest added to loans	425,773	493,989
Capitalized fees and interest reversed	(25,311)	—
Payment of loans and unearned interest	(9,171,323)	(7,290,323)

Ending loan balance including unearned interest	4,095,738	4,848,845
Unearned interest included in ending loan balances	(110,854)	(124,950)

Loan balance net of unearned interest	3,984,884	4,723,895
Less:
Allowance for loan loss	(285,246)	(21,305)

Loan balance net of unearned interest and allowance for loan losses at the end of the period	$3,699,638	$4,702,590

Shown below is a progression of the Company’s allowance for loan losses from premium financing.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Allowance at beginning of period	$191,067	$3,500	$21,305	$3,500
Additions charged to operations	(119,328)	—	33,786	—
Direct write downs	213,507	3,500	230,155	3,500
Recoveries of amounts previously charged off	—	—	—	—

Allowance at end of period	$285,246	$7,000	$285,246	$7,000

Deferred policy acquisition costs, net of amortization, were $1,576,183 and $898,134 at September 30, 2009 and December 31, 2008, respectively. The increase in policy acquisition cost is primarily related to the business of FLAC and the continued production of TLIC.
Total policy liabilities as of September 30, 2009 and December 31, 2008 were $35,466,850 and $32,304,147, respectively. At September 30, 2009 and December 31, 2008, policyholders’ account balances were approximately 67% of the total policy liabilities. Future policy benefits were approximately 30% of the total policy liabilities at September 30, 2009 and December 31, 2008.
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

Cash Flows
As of September 30, 2009, the Company had $7,760,457 of cash and cash equivalents compared with $7,707,763 at December 31, 2008.
Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $79,555 and $238,976, respectively.
Net cash provided by in investing activities for the nine months ended September 30, 2009 was $507,133, resulting primarily from the net purchase and sale of fixed maturities of $600,265, purchase of $35,000 of equity securities, purchase of $69,681 in mortgage loans net of principal payments, purchase of $49,400 of real estate, purchase of $78,122 property and equipment, net offset by payments on other long term investments of $600,590, and loans paid for premium financing in excess of loans made for premiums financed of $739,011.
Net cash provided by financing activities for the nine months ended September 30, 2009 was $1,663,084, a result of an increase in policyholders’ accounts net of policyholder account withdrawals of $1,203,486.
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
The Company is authorized to contribute additional capital up to $2,300,000 to its life insurance subsidiary. We believe that our existing cash and cash equivalents at September 30, 2009 will not be sufficient to fund our anticipated operating expenses and continue the expansion of the Company’s subsidiaries without borrowing funds.
On March 12, 2009, FTCC entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan agreement was renewed for one year and modified April 30, 2009 to provide for a maximum loan amount of $3,600,000. The loan matures April 30, 2010. On July 21, 2009 FTCC borrowed $100,000 under the loan agreement. The Company believes that the current cash and the funds available from the bank loan will provide cash to fund operating expenses and expansion of the subsidiaries. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of the premium finance subsidiary is uncertain and will require additional capital if it continues to grow.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2009.
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

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the securities and exchange act of 1934 as amended (“Exchange Act”) as of the end of the period covered by this quarterly Report on Form 10-Q, except for the exclusion of the disclosure controls and procedures relating to First Life America Corporation, as further noted below. Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over the financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, except for the exclusion of First Life America Corporation, as further noted below. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of September 30, 2009.
As allowed by Securities and Exchange Commission guidance, management excluded First Life America Corporation, whose name was changed to Trinity Life Insurance Company on August 31, 2009, a company that was acquired December 23, 2008 from its assessment of internal controls over financial reporting. This entity accounted for approximately 89% of total consolidated assets and $206,167 of net income is included in the consolidated financial statements.

Limitations on the Effectiveness of Controls
The Company’s management, including the Certifying Officers, do not expect that the Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.
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
Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
November 16, 2009	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

November 16, 2009	By:	/s/ William Lay
William Lay, Treasurer and Chief Financial Officer