Form 10-K
period 2009-12-31
First Trinity Financial CORP
filed 2010-04-15
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock .01 par value as of March 31, 2010: 5,805,000 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

PART I

Item 1.	Business
Business Development
First Trinity Financial Corporation (the “Company”) is the holding company of Trinity Life Insurance Company and First Trinity Capital Corporation.
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
On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC’) and First Life America Corporation (“FLAC”) were merged, with FLAC being the surviving company. Immediately following the merger FLAC changed its name to Trinity Life Insurance Company (“TLIC”). After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums. FLAC was purchased December 23, 2008 and had statutory capital and surplus of $2,700,455 at December 31, 2008.
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
The Company’s operations, prior to the acquisition of FLAC involved the sale of a modified premium whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary TLIC in the state of Oklahoma. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC is the sole member of Southern Insurance Services, LLC, (“SIS”) a limited liability company that operates a property and casualty insurance agency.
The Company was a development stage company until commencing operations in 2007. Significant net losses have been incurred since inception. At December 31, 2009, the Company had an accumulated deficit of $3,480,907. The losses have resulted primarily from costs incurred while raising capital and establishing the subsidiary companies as well as losses resulting from writing new life insurance business.
Acquisition of Other Companies
On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”). The FLAC acquisition was accounted for as a purchase. The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The FLAC acquisition was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, subject to approval of the Oklahoma Insurance Department.

Financial Information about Segments
Our business is comprised of three primary operating business segments: Life and Annuity Insurance Operations, Premium Finance Operations and Corporate Operations.
See Note 12 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2009 and 2008.
Life and Annuity Insurance Operations
Our Life and Annuity Insurance Operations consists of issuing ordinary whole life insurance, modified premium whole life with an annuity rider, term, final expense, accidental death and dismemberment and annuity products. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a Graded Benefit, determined by underwriting.
Old TLIC entered into an administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”). Under the terms of the agreement, IHLIC provided services that include underwriting, actuarial, policy issue, accounting, claims processing and other services incident to the operations of OLD TLIC. The agreement was effective for a period of five (5) years, however the agreement was terminated after the merger with FLAC and replaced with a new administrative services agreement with TLIC that provides the same services as the agreement with Old TLIC. The new agreement terminates on January 31, 2012 and may be terminated at any time with a 180 day prior notice.
We seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. The majority of our inforce business results from the acquisition of FLAC. We market our products through independent agents.
The following table sets forth our direct collected premiums by state, for each state we are licensed, for the years ended December 31, 2009 and 2008, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries, TLIC in 2009 and Old TLIC in 2008.

	2009
State	Life		Annuity
Illinois	$419,054	7%	$39,349	1%
Kansas	1,795,227	29%	1,880,059	51%
Kentucky	109,560	2%	—	—
Nebraska	80,998	1%	12,275	—
North Dakota	90,808	2%	539,828	15%
Ohio	567,676	9%	1,250	—
Oklahoma	1,996,268	32%	681,292	18%
Texas	1,011,839	17%	471,525	13%
All other	84,905	1%	69,702	2%

	$6,156,335	100%	$3,695,280	100%

	2008
State	Life		Annuity
Oklahoma	$1,535,533	100%	$315,948	99%
All other	4,244	—	2,282	1%

	$1,539,777	100%	$318,230	100%

Reinsurance
TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company, Munich American Reassurance Company, Optimum Re and Wilton RE.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.
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
To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC remains primarily liable for the entire amount at risk.
Competition
The U.S. life insurance industry is a mature industry that, in recent years, has experienced little to no growth. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. Additionally, legislation became effective in the United States that permits commercial banks, insurance companies and investment banks to combine. These factors have increased competitive pressures in general.
Many domestic life insurance companies have significantly greater financial, marketing forces and other resources, longer business histories and more diversified lines of insurance products than we do. We also face competition from companies marketing in person as well as with direct mail and Internet sales campaigns. Although we may be at a competitive disadvantage to these entities, we believe that our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of products.
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
Oklahoma has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters. Under the Oklahoma statutes, TLIC may not during any year pay dividends on common stock to the parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of capital and surplus at the end of the preceding year, without the consent of the Oklahoma Commissioner of Insurance. For 2009, TLIC could not pay a dividend without the Commissioner’s approval.
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

Premium Finance Operation
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
FTCC was capitalized with $4,000,000. The Company engages in the premium finance business, independent of its life insurance business. FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has contracted with over 200 insurance agencies to finance their insurance premiums and financed premiums for approximately 30 agencies. There is no guarantee that these agencies will write contracts with FTCC. We are not dependent on a single customer or a few major customers. SIS, our property and casualty insurance agency, writes commercial and personal lines of insurance, primarily in the state of Mississippi.
Premium finance companies are regulated by the states with no uniformity among state regulations. Commercial insurance premium finance transactions are not regulated directly in Oklahoma. Consumer insurance premium finance transactions are considered a consumer credit sale and are subject to the Oklahoma Uniform Consumer Credit Code. Therefore the regulation of the transaction is by the Department of Consumer Credit under the consumer credit laws. We are regulated by the Department of Banking in Mississippi.
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
Employees
As of March 1, 2010, the Company had sixteen full time employees and three part time employees.

Item 2.	Properties
The Company leases approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008, leased approximately 200 square feet on a month to month basis during 2009 and leases 950 square feet of office space effective December 15, 2009 that terminates December 31, 2010. Under the terms of the leases, the monthly rent expense for the 2,517 square feet is $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010 and $3,251 from July 1, 2010 through June 30, 2011, the month to month lease is $300 per month and the 950 square feet is $1,225 per month. The Company incurred rent expense of $43,809 and $31,562 for the years 2009 and 2008, respectively. Future minimum lease payments are $53,084 and $19,507 for the years 2010 and 2011, respectively.
TLIC occupied approximately 7,500 square feet of its building in Topeka, Kansas until December 2009. Effective December 24, 2009, TLIC entered into a five year lease with a tenant for this space with an option to renew for five additional years. The monthly lease payments are as follows: 2010 is $8,888, 2011 and 2012 are $9,130 and 2013 and 2014 are $9,371. TLIC has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.

Effective August 29, 2005, TLIC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew, if not terminated on or after August 15, 2010, for another five years with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015.
The future minimum lease payments to be received under non cancelable lease agreements are $142,170, $109,563, $109,563, $112,461 and $112,461 for the years 2010 through 2014, respectively.

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
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

As of March 22, 2010 there were approximately 3,750 shareholders of the Company’s outstanding common stock.

(ii)	Dividends

The Company has not paid any cash dividends since inception (April 19, 2004). The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company’s earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries. Provisions of the Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and TLIC, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries’ capital and surplus available to support policyholder obligations. See Item 1. “Business — Governmental Regulation.” In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

(iii)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)	None

(c)	No share repurchases were made.

Item 7.	Management’s Discussion and Analysis or Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
First Trinity Financial Corporation (“we” “us”, “our”, or the Company) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.
As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.
We also realize revenues from our investment portfolio, which is a key component of our operations. The revenues we collect as premiums from policyholders are invested to ensure future benefit payments under the policy contracts. Life insurance companies earn profits on the investment spread, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.
We provide financing for casualty insurance premiums through independent property and casualty insurance agents. We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.
Recent Acquisitions
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In the fourth quarter of 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation, included in the life insurance segment, for $2,500,000 and had additional acquisition related expenses of $195,000. Results of operations for the year 2008 are not included in the consolidated financial statements.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates and assumptions, including those related to investments, loans from premium financing, deferred acquisition costs, value of insurance business acquired, policy liabilities and income taxes. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income) The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. Dividends from these investments are recognized in net investment income when declared.
Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income.
Investment real estate is carried at amortized cost. Depreciation on the office building is calculated over its estimated useful life of 39 years.
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
Deferred acquisition costs related to annuities are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the balance sheet.

Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, generally if no payment is received after one hundred twenty days all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
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
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance. The value of acquired insurance in force will be amortized over 34 years, which is the expected remaining life of the insurance in force. For the amortization of the value of acquired insurance in force, the Company will periodically review its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made. At December 31, 2009 and 2008 there was $333,493 and $0 accumulated amortization due to the purchase of FLAC occurring at the end of 2008. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $309,254, $290,542, $265,065, $237,704 and $220,155.
Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3.5% to 4%.

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
Recent Accounting Pronouncements
In April 2009, the FASB issued new guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets and liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter 2009, with no material impact to the consolidated financial statements.
In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter of 2009, with no material impact to the consolidated financial statements.
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

In June 2009, the FASB issued new guidance to reorganize existing U.S. accounting and reporting standards issued by the FASB and other private sector standard setters into a single source of authoritative accounting principles arranged by topic (the “Codification”). The Codification replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.
In February 2010, the FASB modified its guidance related to subsequent events. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. This guidance became effective upon issue. The Company adopted this guidance upon issue, with no material impact to the consolidated financial statements.
Business Segments
FASB guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology. Our business segments are as follows:
•	Life and annuity insurance operations, consisting of the operations of TLIC;
•	Premium finance operations, consisting of the operations of FTCC; and
•	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.
Please see Note 12 to the Consolidated Financial Statements for additional information regarding segment data.
Results of Operations
The Company acquired FLAC as of December 31, 2008 and Old TLIC was merged into FLAC with the name of FLAC being changed to TLIC during 2009. The consolidated results of operations show significant changes in all items of revenue and expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008.
The primary sources of revenue for the Company are life insurance premium income and income from premium financing. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.
On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that did business with the Company’s wholly owned subsidiary, FTCC. The fraudulent loans and financial transactions totaled $1,293,450. The independent agency and its owner have assigned assets having an estimated fair value of $622,377 to cover loan losses.
Additionally, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC recovered these funds from the banks due to improper endorsement.
FTCC recorded losses related to loans originated by this agency net of assets received of $344,594 that has been recognized in the December 31, 2009 financial statements. FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.

Revenues
Insurance revenues are primarily generated from premium revenues and investment income. In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.
Total consolidated revenues increased 281% to $8,542,792 for the year ended December 31, 2009, an increase of $6,301,384 from $2,241,408 for the year ended December 31, 2008. The increase is primarily attributable to the increase in premium and investment income from the acquisition of FLAC and witing new insurance policies.
Life and Annuity Insurance Operations
Revenues from life and annuity insurance operations increased 388% to $7,898,665 for the year ended December 31, 2009, an increase of $6,279,645 from $1,619,020 for the year ended December 31, 2008. Our pre-tax income increased $352,492 compared to the prior year. The increase is primarily attributable to the increase in premium income from the acquisition of FLAC and premiums from new insurance policies.
Premium Finance Operations
Revenues from premium financing operations increased 27% to $642,729 for the year ended December 31, 2009, an increase of $137,186 from $505,543 for the year ended December 31, 2008. Pre-tax income decreased to a loss of $619,613 compared to a pre-tax gain of $913 for the prior year. The loss is primarily attributable to fraudulent loans of $344,594, described above under total consolidated revenues, and an increase in allowance for loan losses of $297,521.
Corporate Operations
Revenues from corporate operations decreased $115,447. This decrease is primiarily due to a decrease in investment income. Net loss increased 18% to $(441,528) for the year ended December 31, 2009 from a net loss of $(373,994) for the year ended December 31, 2008. The increase in the loss is primarily attributable to an increase in general operating expenses.
Net Investment Income
Net investment income increased 1248% to $2,222,525 for the year ended December 31, 2009, an increase of $2,057,601 from $164,924 for the year ended December 31, 2008. The increase is primarily due to the increase in investment income from the acquisition of FLAC.
Net Realized Investment Losses
Net realized investment losses were $(186,410) for the year ended December 31, 2009. There were no realized investment losses for the year ended December 31, 2008.
The investment markets were very volatile at the end of 2008 and throughout 2009 due to the credit crisis and economic downturn. The Company recorded two other-than-temporary impairments during 2009. During the second quarter of 2009, the Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $8,659 as of June 30, 2009. This charge represents the difference between the amortized cost basis of the security and its fair value. During the third quarter 2009, the Company recorded an other-than-temporary impairment relative to CIT bonds with a total par value of $710,000. These bonds were written down to their fair value at September 30, 2009. The Company determined that the entire loss was credit related and recognized a realized loss of $146,705 in the statement of operations. These bonds defaulted on October 30, 2009. The Company recognized $31,046 of net realized loss on other investment transactions.
Benefits, Losses and Expenses
Benefits and claims increased $3,509,445 to $4,234,016 for the year ended December 31, 2009 from $724,571 at December 31, 2008. The increase in 2009 is primarily attributable to the increase due to the acquisition of FLAC.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. In 2009 and 2008, capitalized cost was $1,478,104 and $553,292, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2009 and 2008 was $452,960 and $114,673, respectively.

The cost of acquiring insurance business is amortized over the remaining life of the business. Amortization of value of insurance business acquired was $333,493 in 2009 and $0 in 2008. The increase is due to the acquisition of FLAC.
Commissions were $1,450,437 for the year ended December 31, 2009, an increase of $824,945, compared to the year ended December 31, 2008. The increase is due to the acquisition of FLAC.
Loan fees and losses were $684,300 for the year ended December 31, 2009, an increase of $559,442, compared to the year ended December 31, 2008. The increase is due primarily to writing off fradulent loans in excess of assets recovered and additional loan losses.
Salaries and wages were $1,347,897 for the year ended December 31, 2009, an increase of $665,342, compared to the year ended December 31, 2008. The increase is due primarily to the acquisition of FLAC.
Third party administration fees were $247,211 for the year ended December 31, 2009, an increase of $77,870 compared to the year ended December 31, 2008. The increase was due to an escalation clause in the fees in the administration service agreement and for providing additional services and the acquisition of FLAC.
Other underwriting, insurance and acquisition expenses were $2,111,834 for the year ended December 31, 2009, an increase of $1,252,940, compared to the year ended December 31, 2008. The increase is primarily due to the acquisition of FLAC. The insurance processing for FLAC has been outsourced to Investors Heritage Life Insurance Company and the former home office building utilized by FLAC has been leased.
Federal income taxes are calculated based on the earnings of TLIC. Certain items included in income reported for financial statements are not included in taxable income for the current year, resulting in deferred income taxes. Deferred income taxes totaled $49,139 and taxes currently payable were $0. In 2008, deferred income tax benefit was $832.
During 2009 net loss increased $385,539 compared to 2008 and loss per share increased $.06 per share to a $.15 loss per share, while equity per share increased approximately 18% to $2.28 compared to $1.94 per share at December 31, 2008. The increase in the net loss was primarily attributable to the write off of loans in the premium finance operations.
Consolidated Financial Condition
Significant changes in the consolidated balance sheet of 2009 compared to 2008 reflect the operations of the Company, the acquisition of FLAC and capital transactions discussed below.
At December 31, 2009, the Company’s available-for-sale fixed maturities had a fair value of $22,510,660 and amortized cost of $19,772,497 compared to a fair value of $18,207,905 and an amortized cost of $18,203,764 at December 31, 2008. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity within “Accumulated Other Comprehensive Income”. The fixed maturities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.
At December 31, 2009, the Company’s available-for-sale equity securities had a fair value of $448,484 compared to a fair value of $213,752 at December 31, 2008. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity. The equity securities portfolio is invested in a variety of companies.
At December 31, 2009 and 2008, the Company held loans from premium financing of $2,749,830 and $4,702,590, respectively. The loan balances at December 31, 2009 and 2008, respectively, are net of unearned interest of $72,144 and $124,950 and allowance for loan losses of $318,826 and $21,305.

Shown below is a progression of the Company’s loans from premium financing for the years ended December 31, 2009 and 2008, respectively.

	December 31,	December 31,
	2009	2008
Balance, beginning of year	$4,848,845	$2,366,165
Loans financed	9,313,585	9,279,014
Unearned interest added to loans	493,647	493,989
Capitalized fees and interest reversed	(53,176)	—
Payment of loans and unearned interest	(11,462,101)	(7,290,323)

Ending loan balance including unearned interest	3,140,800	4,848,845
Unearned interest included in ending loan balances	(72,144)	(124,950)

Loan balance net of unearned interest	3,068,656	4,723,895
Less:
Allowance for loan loss	(318,826)	(21,305)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$2,749,830	$4,702,590

Total investments were $32,782,251 and $24,826,430 at December 31, 2009 and 2008, respectively.
Deferred policy acquisition costs were $1,918,994 and $898,134 at December 31, 2009 and 2008, respectively, net of amortization of $452,960 and $114,673 during 2009 and 2008, respectively. Policy acquisition expenses related to new insurance sales were capitalized in the amount of $1,478,104 and $553,292 during 2009 and 2008, respectively.
Total policy liabilities as of December 31, 2009 and 2008 were $36,157,127 and $31,256,906, respectively. Approximately 98% of the 2009 total consists of policyholders’ account balances and future policy benefit reserves.
Statutory Insurance Information
For insurance regulatory and rating purposes, Old TLIC and TLIC, formerly FLAC, prior to the merger of Old TLIC into FLAC and the name change of FLAC to Trinity Life Insurance Company, report on the basis of statutory accounting principles (“SAP”). To provide a more detailed understanding of FTFC insurance operations, the following are SAP basis assets, statutory capital and surplus, and net income for TLIC for the year ended December 31, 2009 and Old TLIC and FLAC for year ended December 31, 2008:

		TLIC			FLAC
		Statutory			Statutory
Year ended		Capital and	Net		Capital and	Net
December 31	Assets	Surplus	Loss	Assets	Surplus	Income (Loss)
2009	$39,727,482	$4,327,428	$(882,176)	$—	$—	$—
2008	$3,844,909	$2,242,226	$(238,936)	$32,499,603	$2,700,455	$(1,057,821)
The amounts shown for the year 2009 reflect the merger of TLIC and FLAC. Statutory capital and surplus, specifically the component called surplus, is used to fund the expansion of an insurance company’s first-year individual life and accident and health sales. The first-year commission and underwriting expenses on such sales will normally consume a very high percentage of, if not exceed, first-year premiums. Accordingly, a statutory loss may occur on these sales the first year of the policy.

Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2009, we received $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
At December 31, 2009, we had cash and cash equivalents totaling $7,080,692. The majority of our excess funds have been invested in money market mutual funds. At December 31, 2009, cash and cash equivalents of $5,903,147 of the total $7,080,692 are held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2009 and December 31, 2008. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.
During 2009, the Company used $324,405 of cash in operations compared to $109,083 of cash provided by operations in 2008. The increase in cash used in operations can be attributed primarily to the increase in the net loss and the decrease in other liabilities. Cash used in investing activities was $425,022 compared to $3,836,635 in 2008. Net cash provided by financing activities was $2,160,324 compared to $375,936 in 2008. The increase resulted from a net increase in policy deposits.
Shareholders’ equity at December 31, 2009 was $13,250,690 compared to $11,276,770 at December 31, 2008. The increase is due to an increase in fair value of fixed maturities and equity security investments.
The liquidity requirements of our life insurance company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2009. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
The Company is subject to various market risks. The quality of our investment portfolio and the current level of shareholder’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competive products. Our investment portfolio recovered from the disruptions in the capital markets and had net unrealized gains of $2,867,044 at December 31, 2009.
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
One of the significant risks relates to the fluctuations in interest rates. Regarding interest rates, the value of the Company’s fixed-maturity investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired fixed maturities increases or decreases in direct relationship with interest rate changes. From an income perspective, the Company is exposed to rising interest rates which could be a significant risk, as TLIC’s annuity business is subject to variable interest rates. The life insurance company’s life insurance policy liabilities bear fixed rates. From a liquidity perspective, the Company’s fixed rate policy liabilities are relatively insensitive to interest rate fluctuations. Accordingly, the Company believes gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. The Company maintains conservative durations in its fixed maturity portfolio. At December 31, 2009 cash and fixed-maturity investments with maturities of less than one year equaled twenty percent of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC must comply with the NAIC promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC met during 2009, the SVL also requires the Company to perform annual cash flow testing for TLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.
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
On March 12, 2009, we entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan was renewed on April 30, 2009 and modified to increase the revolving loan amount to $3,600,000. The loan agreement terminates May 31, 2010. On July 21, 2009, FTCC borrowed $100,000 under the loan agreement and repaid $99,999 on November 4, 2009, leaving a balance of $1. There have been no negotiations relating to renewing the senior revolving loan that matures May 31, 2010.
We are not aware of any commitments or unusual events that could materially effect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations
We believe that our existing cash and cash equivalents at December 31, 2009 will be sufficient to fund our anticipated operating expenses. Loans outstanding from premium financing declined during 2009 and the growth of the premium finance subsidiary is uncertain and will require additional capital if it grows. Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of First Trinity Financial Corporation
We have audited the accompanying consolidated balance sheets of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP
Springfield, Illinois
April 14, 2010

First Trinity Financial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $19,772,497 and $18,203,764 at December 31, 2009 and 2008, respectively)	$22,510,660	$18,207,905
Equity securities (cost: $350,318 and $213,752 at December 31, 2009 and 2008, respectively)	448,484	213,752
Mortgage loans on real estate	1,365,953	1,315,401
Investment real estate	3,146,944	372,000
Policy loans	335,022	253,092
Other long-term investments	4,975,188	4,464,280

Total investments	32,782,251	24,826,430

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2009 and 2008)	7,080,692	5,669,795
Certificate of deposit (restricted)	102,273	100,000
Accrued investment income	340,384	345,069
Recoverable from reinsurers	870,294	884,211
Accounts receivable	273,843	179,699
Loans from premium financing	2,749,830	4,702,590
Deferred policy acquisition costs	1,918,994	898,134
Value of insurance business acquired	2,778,723	2,509,950
Property and equipment	82,349	2,747,822
Deferred federal income tax asset	—	454,824
Other assets	837,210	262,393

Total assets	$49,816,843	$43,580,917

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$24,417,483	$21,189,567
Future policy benefits	11,349,640	9,621,845
Policy claims	289,273	343,469
Other policyholder funds	100,731	102,025

Total policy liabilities	36,157,127	31,256,906
Deferred federal income taxes	159,315	—
Other liabilities	249,711	1,047,241

Total liabilities	36,566,153	32,304,147

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	2,867,044	2,733
Accumulated deficit	(3,480,907)	(2,590,516)

Total shareholders’ equity	13,250,690	11,276,770

Total liabilities and shareholders’ equity	$49,816,843	$43,580,917

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Year ended
	December 31,
	2009	2008
Revenues
Premiums	$5,860,351	$1,572,599
Income from premium financing	582,816	503,885
Net investment income	2,222,525	164,924
Net realized investment losses:
Total-other-than-temporary impairment losses	(155,364)	—
Other realized investment losses	(31,046)	—

Total net realized investment losses	(186,410)	—
Other income	63,510	—

Total revenues	8,542,792	2,241,408

Benefits, losses and expenses
Benefits and claims	4,234,016	724,571
Acquisition costs deferred	(1,478,104)	(553,292)
Amortization of deferred acquisition costs	452,960	114,673
Amortization of value of insurance business acquired	333,493	—
Commissions	1,450,437	625,492
Loan fees and losses	684,300	124,858
Salaries and wages	1,347,897	682,555
Third party administration fees	247,211	169,341
Other underwriting, insurance and acquisition expense	2,111,834	858,894

Total benefits, losses and expenses	9,384,044	2,747,092

Loss before income tax expense	(841,252)	(505,684)

Provision for federal income taxes
Deferred	49,139	(832)

Total federal income tax (benefit)	49,139	(832)

Net loss	$(890,391)	$(504,852)

Net loss per common share basic and diluted	$(0.15)	$(0.09)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity

			Accumulated
	Common	Additional	Other		Total
	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
	$.01 Par Value	Capital	Income	Deficit	Equity
Balance at January 1, 2008	$58,050	$13,806,503	$926	$(2,085,664)	$11,779,815
Comprehensive loss
Net loss	—	—	—	(504,852)	(504,852)
Change in net unrealized appreciation on available-for-sale securities	—	—	1,807	—	1,807

Total comprehensive loss	—	—	—	—	(503,045)

Balance at December 31, 2008	58,050	13,806,503	2,733	(2,590,516)	11,276,770

Comprehensive income:
Net loss	—	—	—	(890,391)	(890,391)
Change in net unrealized appreciation on available-for-sale securities	—	—	2,864,311	—	2,864,311

Total comprehensive income	—	—	—	—	1,973,920

Balance at December 31, 2009	$58,050	$13,806,503	$2,867,044	$(3,480,907)	$13,250,690

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended
	December 31,
	2009	2008
Operating activities
Net loss	$(890,391)	$(504,852)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	79,643	10,818
Accretion of discount on fixed maturity investments	(564,296)	2,167
Realized investment losses	186,410	—
Amortization of policy acquisition cost	452,960	114,673
Policy acquisition cost deferred	(1,478,104)	(553,292)
Amortization of value of business acquired	333,493	—
Provision for deferred federal income tax	49,139	(832)
Interest credited on policyholder deposits	1,067,592	10,484
Change in assets and liabilities
Accrued investment income	4,685	7,378
Policy loans	(81,930)	—
Allowance for loan losses	297,521	—
Recoverable from reinsurers	13,917	(14,900)
Accounts receivable	(94,144)	(28,761)
Other assets	(574,817)	(20,240)
Future policy benefits	1,727,795	693,347
Policy claims	(54,196)	35,640
Other policyholder funds	(1,294)	30,201
Other liabilities	(798,388)	327,252

Net cash provided by (used in) operating activities	(324,405)	109,083

Investing activities
Purchase of fixed maturities	(4,054,880)	(325,000)
Sales and maturity of fixed maturities	2,556,904	625,000
Purchase of equity securities	(136,565)	—
Purchase of mortgage loan	(110,000)	—
Reduction in mortgage loans	86,742	—
Purchase of real estate	(141,483)	—
Purchase of other long term investments	(1,206,500)	—
Payments on other long term investments	975,424	—
Purchase of certificate of deposit	(2,273)	—
Loans made for premiums financed	(9,860,038)	(9,279,014)
Loans repaid for premiums financed	11,515,277	6,875,259
Purchase price for subsidiary in excess of cash received	—	(1,723,875)
Purchases of furniture and equipment	(47,630)	(9,005)

Net cash used in investing activities	(425,022)	(3,836,635)

Financing activities
Policyholder account deposits	3,699,270	375,936
Policyholder account withdrawals	(1,538,946)	—

Net cash provided by financing activities	2,160,324	375,936

Increase (decrease) in cash	1,410,897	(3,351,616)

Cash and cash equivalents, beginning of period	5,669,795	9,021,411

Cash and cash equivalents, end of period	$7,080,692	$5,669,795

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
First Trinity Financial Corporation is the holding company of Trinity Life Insurance Company and First Trinity Capital Corporation.
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
On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC’) and First Life America Corporation (“FLAC”) were merged, with FLAC being the surviving company. Immediately following the merger FLAC changed its name to Trinity Life Insurance Company (“TLIC”). After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums. FLAC was purchased December 23, 2008 and had statutory capital and surplus of $2,700,455 at December 31, 2008.
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
The Company’s operations, prior to the acquisition of FLAC involved the sale of a modified premium whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary Old TLIC in the state of Oklahoma. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC is the sole member of Southern Insurance Services, LLC, (“SIS”) a limited liability company that operates a property and casualty insurance agency.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, including FLAC from its date of acquisition, which is treated as December 31, 2008 for financial reporting purposes. No operating results of FLAC are included in the consolidated financial statements for the year ended December 31, 2008. All intercompany accounts and transactions are eliminated in consolidation.
Reclassifications
Certain reclassifications have been made in the prior year financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.
Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income (loss). The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income (loss) The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. Dividends from these investments are recognized in net investment income when declared.
Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income.
Investment real estate is carried at amortized cost. Depreciation on the office building is calculated over its estimated useful life of 39 years.
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
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, generally if no payment is received after one hundred twenty days all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
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
Property and Equipment
The home office building that was acquired in the acquisition of FLAC and carried as property and equipment on the balance sheet in 2008 was leased to third parties in December 2009 and has been reclassified on the balance sheet to investment real estate. Property and equipment are carried at amortized cost. Depreciation on the office building occupied by SIS is calculated over its estimated useful life of 39 years. Office furniture and equipment is recorded at cost or fair value at acquisition less accumulated depreciation using the 200% declining balance method over the estimated useful life of the respective assets of 3 to 7 years.
Reinsurance
The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Estimated reinsurance recoverables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance. The value of acquired insurance in force will be amortized over 34 years, which is the expected remaining life of the insurance in force. For the amortization of the value of acquired insurance in force, the Company will periodically review its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made. During 2009, the Company evaluated it’s originally recorded purchase price allocation of assets and liabilities of FLAC. As a result, value of business acquired was increased $602,266 due to a change to the original assumptions made on the deferred taxes of the investment portfolio of FLAC. This change in deferred taxes and value of business acquired had the effect of increasing net loss by $159,175 ($.02 per share).
At December 31, 2009 and 2008 there was $333,493 and $0 accumulated amortization due to the purchase of FLAC occurring at the end of 2008. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $309,254, $290,542, $265,065, $237,704 and $220,155.
Other Assets and Other liabilities
Other assets consist primarily of prepaid expenses and federal and state income tax recoverables. Other liabilities consist primarily of accrued expenses and payables.
Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3.5% to 4%.
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
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Net Loss per Common Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the years ended December 31, 2009 and 2008 were 5,805,000.
Accumulated Other Comprehensive Income
FASB guidance requires the inclusion of unrealized gains or losses on available-for-sale securities as a component of other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method. There were no reclassification amounts for the years ended December 31, 2009 and 2008.
Subsequent Events
Management has evaluated all events subsequent to December 31, 2009 through the date that these financial statements have been issued.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is not more likely than not that it will be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss). The new guidance also expands prior guidance in annual reporting for investment disclosures to interim periods and further enhances certain disclosures contained therein. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair value measurements. Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets and liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter 2009, with no material impact to the consolidated financial statements.
In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods. The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the second quarter of 2009, with no material impact to the consolidated financial statements.
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
In June 2009, the FASB issued new guidance to reorganize existing U.S. accounting and reporting standards issued by the FASB and other private sector standard setters into a single source of authoritative accounting principles arranged by topic (the “Codification”). The Codification replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.
In February 2010, the FASB modified its guidance related to subsequent events. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. This guidance became effective upon issue. The Company adopted this guidance upon issue, with no material impact to the consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2. INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government Agency	$1,921,463	$7,955	$51,235	$1,878,183
Residential mortgage-backed securities	182,835	22,403	—	205,238
Corporate bonds	17,668,199	2,796,431	37,391	20,427,239

Total fixed maturity securities	$19,772,497	$2,826,789	$88,626	$22,510,660
Equity securities	350,318	98,166	—	448,484

Total	$20,122,815	$2,924,955	$88,626	$22,959,144

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government Agency	$953,650	$4,141	$—	$957,791
Residential mortgage-backed securities	221,951	—	—	221,951
Corporate bonds	17,028,163	—	—	17,028,163

Total fixed maturity securities	$18,203,764	$4,141	$—	$18,207,905
Equity securities	213,752	—	—	213,752

Total	$18,417,516	$4,141	$—	$18,421,657

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	Less than 12 months
		Unrealized	Number of
December 31, 2009	Fair Value	Loss	Securities
Fixed maturity securities
U.S. Government agency	$1,676,246	$51,235	6
Corporate bonds	742,087	37,391	5

Total fixed maturity securities	$2,418,333	$88,626	11

There were no securities in an unrealized loss position greater than 12 months and there were no equity securities in an unrealized loss position. There were no securities in an unrealized loss position at December 31, 2008.
As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and all equity securities had a fair value to cost ratio equal to or greater than 100%. As of December 31, 2008, all of our fixed maturity and equity securities had a fair value to cost ratio equal to or greater than 100%. At December 31, 2009 and 2008, fixed maturity securities were 87% and 85% investment grade, respectively, as rated by Standard & Poor’s.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2. INVESTMENTS (continued)
The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains/losses in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost.
The Company recorded two other-than-temporary impairments during 2009. During the second quarter of 2009, the Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the income statement before tax of $8,659 as of June 30, 2009. This charge represents the difference between the amortized cost basis of the security and its fair value. During the third quarter 2009, the Company recorded an other-than-temporary impairment relative to CIT bonds with a total par value of $710,000. These bonds were written down to their fair value at September 30, 2009. The Company determined that the entire loss was credit related and recognized a realized loss of $146,705 in the statement of operations. These bonds defaulted on October 30, 2009. The Company experienced no additional other-than temporary impairments during 2009. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2009, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.
Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	December 31,
	2009	2008
Gross unrealized appreciation on available-for-sale securities	$2,836,329	$4,141
Adjustment to deferred acquisition costs	(4,284)	—
Deferred income taxes	34,999	(1,408)

Net unrealized appreciation on available-for-sale securities	$2,867,044	$2,733

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2. INVESTMENTS (continued)
The amortized cost and estimated fair value of fixed maturities, by contractual maturity, at December 31, 2009 is shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$43,500	$56,619
Due in one year through five years	5,826,977	6,734,979
Due after five years through ten years	8,479,628	9,642,869
Due after ten years	5,239,557	5,870,955
Due at multiple maturity dates	182,835	205,238

	$19,772,497	$22,510,660

Proceeds from the sale and maturity of fixed maturities during 2009 and 2008 were $2,556,904 and $625,000, respectively. Gross gains of $5,323 and $0 and gross losses of $36,369 and $0 were realized on the sales during 2009 and 2008, respectively. Certain other than temporary losses were recognized on General Motors and CIT Corporation bonds totaling $155,364.
Presented below is investment information, including the accumulated and annual change in net unrealized investment gains or losses. Additionally, the table shows the annual change in net unrealized investment gains (losses) and the amount of realized investment gains (losses) on debt and equity securities for the year’s ended December 31, 2009 and 2008.

	2009	2008
Change in unrealized investment gains
Fixed maturities	$2,734,022	$2,738
Equity securities	98,166	—
Realized investment losses
Fixed maturities	$(186,410)	$—
Equity securities	—	—
Mortgage Loans on Real Estate
The Company’s mortgage loans by property type at December 31, 2009 and 2008 are as follows:

	2009		2008
	Amount	% of Total	Amount	% of Total
Residential loans	$110,000	8.05%	$—	0.00%

Commercial loans
Retail stores	$851,607	62.35%	$900,435	68.45%
Office buildings	404,346	29.60%	414,966	31.55%

Total commercial loans	1,255,953	91.95%	1,315,401	100.00%

Total mortgage loans	$1,365,953	100.00%	$1,315,401	100.00%

The residential loan is located in Mississippi and commercial loans are geographically concentrated in the states of Colorado (98%) and Arizona (2%) at December 31, 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2. INVESTMENTS (continued)
There were no loans more than 90 days past due at December 31, 2009. There were no mortgage loans in default at December 31, 2008 and there was no allowance for losses at December 31, 2009 and 2008.
Investment real estate
TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. TLIC occupied approximately 7,500 square feet of the building until it was leased to a third party effective December 24, 2009 and the remaining 12,500 square feet is leased. This building appeared on the balance sheet as property and equipment at December 2008 and was reclassified as investment real estate due to the change of usage in December 2009.
A summary of investment real estate at December 31, 2009 and 2008 is as follows:

	2009	2008
Land and improvements	$3,210,050	$372,000
Less — accumulated depreciation	(63,106)	—

Investment real estate, net of accumulated depreciation	$3,146,944	$372,000

Other Long-Term Investments
The Company’s investment in lottery prize cash flows was $4,975,188 and $4,464,280 at December 31, 2009 and 2008, respectively. The lottery prize cash flows are assignment of the future rights from lottery winners at a discounted price. Payments on these investments are made by state run lotteries.
The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, at December 31, 2009 are shown below:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,096,582	$1,041,012
Due in one year through five years	2,639,259	2,741,285
Due in five years through ten years	1,046,495	1,078,389
Due after ten years	192,852	226,050

	$4,975,188	$5,086,736

The outstanding balance of lottery prize cash flows, by state lottery at December 31, 2009 and 2008 are shown below:

	2009	2008
Florida	$347,274	$376,252
Illinois	1,047,617	246,694
Indiana	465,977	535,978
Kentucky	170,103	—
Massachusetts	2,345,406	2,604,914
New York	431,209	499,825
Pennsylvania	—	31,058
Texas	147,808	141,613
Washington	19,794	27,946

	$4,975,188	$4,464,280

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
2. INVESTMENTS (continued)
Investment Income and Investment Gains and Losses
Net investment income arose from the following sources for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008

Fixed maturities	$1,803,860	$21,412
Equity securities	15,503	—
Mortgage loans	119,607	—
Real estate	244,703	—
Short-term and other investments	44,134	145,623

Gross investment income	2,227,807	167,035

Investment expenses	(5,282)	(2,111)

Net investment income	$2,222,525	$164,924

3. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the measurement date. The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.
The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the balance sheet. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 asset and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
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
December 31, 2009 and 2008
3. FAIR VALUE MEASUREMENTS (continued)
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2009 and 2008.

December 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale
U.S. government agency	$—	$1,878,183	$—	$1,878,183
Corporate	—	20,427,239	—	20,427,239
Residential MBS	—	205,238	—	205,238

Total fixed maturities	$—	$22,510,660	$—	$22,510,660

Equity securities
Mutual funds	$80,150	$—	$—	$80,150
Corporate common stock	333,334	—	35,000	368,334

Total equity securities	$413,484	$—	$35,000	$448,484

December 31, 2008	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale
U.S. government agency	$—	$957,791	$—	$957,791
Corporate	—	17,028,163	—	17,028,163
Residential MBS	—	221,951	—	221,951

Total fixed maturities	$—	$18,207,905	$—	$18,207,905

Equity securities
Mutual funds	$52,000	$—	$—	$52,000
Corporate common stock	161,752	—	—	161,752

Total equity securities	$213,752	$—	$—	$213,752

At December 31, 2009, Level 3 financial instruments consisted of one private placement common stock that has no active trading. This stock represents an investment in a small development stage insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
3. FAIR VALUE MEASUREMENTS (continued)
The following table provides a summary of changes in fair value of our Level 3 financial instruments for the year ended December 31, 2009 (none at December 31, 2008):

	January 1,	Realized	Unrealized			December 31,
	2009	Gains	Gains	Purchases	Transfers	2009
	Balance	(Losses)	(Losses)	(Sales)	In (Out)	Balance
Equity securities:
Private placement common stock	$—	$—	$—	$35,000	$—	$35,000

Total equity securities	$—	$—	$—	$35,000	$—	$35,000

Fair Value of Financial Instruments
The following disclosure contains the estimated fair values of financial instruments, as of December 31, 2009 and 2008. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturities	$22,510,660	$22,510,660	$18,207,905	$18,207,905
Equity securities	448,484	448,484	213,752	213,752
Mortgage loans on real estate
Residential	110,000	110,000	—	—
Commercial	1,255,953	1,298,765	1,315,401	1,315,401
Investment real estate	3,146,944	3,146,944	372,000	372,000
Policy loans	335,022	335,022	253,092	253,092
Other long-term investments	4,975,188	5,086,736	4,464,280	4,464,280
Cash and cash equivalents	7,080,692	7,080,692	5,669,795	5,669,795
Loans from premium financing	2,749,830	2,749,830	4,702,590	4,702,590

Liabilities
Policyholders’ account balances	$24,417,483	22,730,469	21,189,567	21,189,567
Policy claims	289,273	289,273	343,469	343,469
Fixed Maturities and Equity Securities
The fair value of fixed maturities and equity securities are based on the principles previously discussed.
Mortgage Loans on Real Estate
The fair value of commercial mortgage loans are based upon the present value of the expected future cash flows discounted at the appropriate rate for similar quality loans.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
3. FAIR VALUE MEASUREMENTS (continued)
Investment Real Estate
The fair value of investment real estate is based on cost, which approximates appraisal value.
Cash and Cash Equivalents and Policy loans
The carrying value of these financial instruments approximates their fair values.
Other Long-Term Investments
Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using applicable rates.
Loans from Premium Financing
The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $318,826 and $21,305 at December 31, 2009 and 2008, respectively.
Investment Contracts — Policyholders’ Account Balances
The fair value for liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and the nonperformance risk of the liabilities.
The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.
Policy Claims
The carrying amounts reported for these liabilities approximate their fair value.
4. CERTIFICATE OF DEPOSIT PLEDGED AND SPECIAL DEPOSITS
TLIC has a $100,000 line of credit from a bank. The line of credit expires on December 31, 2010 and interest is accrued on the outstanding principal balance at Bank of America’s Prime Rate. The line of credit was obtained solely to secure the issuance of standby letters of credit. The standby letters of credit are used to guarantee reserve credits taken by Optimum Re Insurance Company (“Optimum Re”). At December 31, 2009 for TLIC and December 31, 2008 for FLAC there was a $65,000 letter of credit secured by the line of credit agreement. The Company pledged certificate of deposits with a market value of $65,000 as collateral for the letter of credit. There were no amounts borrowed against this line of credit.
TLIC is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2009 and 2008, these required deposits totaled $2,393,687 and $2,422,622, respectively.
5. LOANS FROM PREMIUM FINANCING
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
5. LOANS FROM PREMIUM FINANCING (continued)
Unearned interest was $72,144 and $124,950 at December 31, 2009 and 2008, respectively. Allowances for loan losses were $318,826 and $21,305 at December 31, 2009 and 2008, respectively.
The following table presents the company’s credit losses related to loans from premium financing at December 31, 2009 and 2008.

	2009	2008
Allowance at beginning of period	$21,305	$3,500
Additions charged to operations	297,521	17,805

Allowance at end of period	$318,826	$21,305

On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that did business with the Company’s wholly owned subsidiary, FTCC. The fraudulent loans and financial transactions totaled $1,293,450. The independent agency and its owner have assigned assets having an estimated fair value of $622,377 to cover loan losses. Assets received were mortgage loan on real estate of $110,000, investment real estate of $141,483, property and equipment including an office building of $24,017, furniture and equipment of $2,000, accounts of property and casualty insurance agency of $150,000 and accounts receivable of $194,877.
Additionally, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC recovered these funds from the banks due to improper endorsement.
FTCC recorded losses related to loans originated by this agency net of assets received of $344,594 that has been recognized in the December 31, 2009 financial statements. FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.
6. DEFERRED POLICY ACQUISITION COST
The balances of and changes in deferred acquisition costs as of and for the years ended December 31, are as follows:

	2009	2008
Balance, beginning of year	$898,134	$459,515
Capitalization of commissions, sales and issue expenses	1,478,104	553,292
Amortization	(452,960)	(114,673)
Deferred acquisition costs allocated to investment	(4,284)	—

Balance, end of year	$1,918,994	$898,134

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
7. FEDERAL INCOME TAXES
The Company files a consolidated federal income tax return with FTCC and does not file a consolidated return with TLIC. TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the filing group for five years.
There was no current federal income tax expense for the years 2009 and 2008.
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax liabilities:
Net unrealized investment gains	$—	$1,408
Deferred policy acquisition costs	147,097	71,555
Premiums receivable	18,335	18,467
Reinsurance recoverable	173,561	9,153
Investment real estate	19,487	19,487
Other long term investments	37,216	46,718
Value of business acquired	555,745	501,990
Property and equipment	11,920	9,268

Total deferred tax liabilities	963,361	678,046

Deferred tax assets:
Net unrealized investment losses	35,001	758,673
Policy reserves and contract liabilities	277,276	205,536
Policy claims	14,664	7,827
Other	4,519	4,089
Net operating loss carryforward	1,644,319	1,192,024
Net capital loss carryforward	26,995	—

Total deferred tax assets	2,002,774	2,168,149
Valuation allowance	(1,198,728)	(1,035,279)

Net deferred tax assets	804,046	1,132,870

Net deferred tax liabilities (assets)	$159,315	$(454,824)

FTFC has net operating loss carry forwards of approximately $3,525,000, expiring in 2019 through 2024, TLIC has net operating loss carry forwards of approximately $1,008,000, expiring in 2021 through 2024. Net operating loss carry forwards of $1,219,940, expiring in 2017 through 2023 and capital loss carry forwards of $63,727, expiring in 2011 and 2013 that may be available to offset future taxable income were acquired in the acquisition of FLAC and the use of these losses are restricted by the tax laws and some or all of the losses may not be available for use.
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2006 through 2009 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
8. REINSURANCE
TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company, Munich American Reassurance Company, Optimum Re and Wilton RE.
TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Res’ retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.
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
To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC remain primarily liable for the entire amount at risk.
Reinsurance assumed and ceded amounts are as follows:

	2009	2008
	TLIC	Old TLIC	FLAC	Total
Premiums assumed	$31,943	$—	$—	$—
Benefits assumed	10,599	—	—	—
Commissions and expense allowances	113	—	—	—
Reserve credits assumed	48,319	—	47,979	47,979
Inforce amount assumed	25,916,794	—	27,972,812	27,972,812

Premiums ceded	548,986	8,379	—	8,379
Commissions and expense allowances	31,604	—	—	—
Benefits ceded	222,425	15,761	—	15,761
Reserve credits ceded	785,411	3,899	547,836	551,735
Inforce amount ceded	47,349,732	23,576,690	20,716,162	44,292,852
9. PROPERTY AND EQUIPMENT
TLIC’s home office property that appeared on the balance sheet in property and equipment at December 31, 2008 was leased to a third party in December 2009 and was reclassified due to the change of usage in December 2009 and now appears as investment real estate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
9. PROPERTY AND EQUIPMENT (continued)
A summary of property and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008
Land and improvements	$27,064	$2,679,000
Furniture and fixtures	100,990	97,990

Total property and equipment	128,054	2,776,990

Less — accumulated depreciation	(45,705)	(29,168)

Property and equipment net of accumulated depreciation	$82,349	$2,747,822

10. LEASES
The Company leases approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008, leased approximately 200 square feet on a month to month basis during 2009 and leased 950 square feet of office space effective December 15, 2009 that terminates December 31, 2010. Under the terms of the leases, the monthly rent expense for the 2,517 square feet is $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010 and $3,251 from July 1, 2010 through June 30, 2011 and the month to month lease is $300 per month and the 950 square feet is $1,225 per month. The Company incurred rent expense of $43,809 and $31,562 for the years 2009 and 2008, respectively. Future minimum lease payments are $53,084 and $19,507 for the years 2010 and 2011, respectively.
TLIC occupied approximately 7,500 square feet of its building in Topeka, Kansas until December 2009. Effective December 24, 2009, TLIC entered into a five year lease with a tenant for this space with an option to renew for five additional years. The monthly lease payments are as follows: 2010 are $8,888, 2011 and 2012 are $9,130 and 2013 and 2014 are $9,371. TLIC has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.
Effective August 29, 2005, TLIC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew, if not terminated on or after August 15, 2010, for another five years with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015.
The future minimum lease payments to be received under non cancelable lease agreements are approximately $142,170, $109,563, $109,563, $112,461 and $112,461 for the years 2010 through 2014, respectively.
11. SHAREHOLDERS’ EQUITY AND STATUTORY ACCOUNTING PRACTICES
The insurance subsidiary is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.
The statutory net loss for TLIC amounted to $882,176 for the year ended December 31, 2009. The statutory net loss for Old TLIC was $238,936 for the year ended December 31, 2008. The statutory surplus of TLIC was $4,327,428 at December 31, 2009 and the statutory surplus of Old TLIC and FLAC at December 31, 2008 was $2,242,226 and $2,700,455, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
11. SHAREHOLDERS’ EQUITY AND STATUTORY ACCOUNTING PRACTICES (continued)
Old TLIC and TLIC are subject to Oklahoma laws and FLAC was subject to Kansas laws which limit the amount of dividends that insurance companies can pay to stockholders without approval of the respective Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2010 without prior approval. There were no dividends paid or a return of capital to the parent company in 2009 and 2008.
12. SEGMENT DATA
FASB guidance requires a “management approach” (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with this guidance.
The Company operates in three segments as shown in the following table. The Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS. The asset segment for year 2008 information includes values relating to FLAC allocated to the life and annuity insurance operations. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.

	For the years ended December 31,
	2009	2008
Revenues:
Life and annuity insurance operations	$7,898,665	$1,619,020
Premium finance operations	642,729	505,543
Corporate operations	1,398	116,845

Total	$8,542,792	$2,241,408

Income (loss) before income taxes:
Life and annuity insurance operations	$219,889	$(132,603)
Premium finance operations	(619,613)	913
Corporate operations	(441,528)	(373,994)

Total	$(841,252)	$(505,684)

Depreciation and amortization expense:
Life and annuity insurance operations	$858,035	$118,336
Premium finance operations	5,218	3,611
Corporate operations	2,843	3,544

Total	$866,096	$125,491

	December 31,	December 31,
	2009	2008
Segment asset information as of:
Assets:
Life and annuity insurance operations	$45,153,138	$37,823,321
Premium finance operations	3,925,683	4,867,683
Corporate operations	738,022	889,913

Total	$49,816,843	$43,580,917

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
13. ACQUISITION OF FIRST LIFE AMERICA CORPORATION
Pursuant to the terms of a stock purchase agreement, on December 23, 2008, the Company acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”). The FLAC acquisition was accounted for as a purchase. Results of operations are not included in the consolidated financial statements for the year ended December 31, 2008. The Company acquired FLAC to expand its insurance operations in additional states and FLAC had insurance policies in force similar to the product that TLIC is currently selling.
The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The FLAC acquisition was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6%, with interest payable monthly. In the event of liquidation, and in all other situations, the claims under the surplus note are subordinated to policyholder, claimant and beneficiary claims as well as debts owed to all other classes of creditors, other than surplus note holders, and that all repayment of principal and payment of interest are not payable and shall not be paid until approved by the Kansas Insurance Commissioner.
The acquisition of FLAC is summarized as follows:

Assets acquired:
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

Liabilities acquired:
Policyholders’ account balances	20,803,147
Future policy benefits	8,395,450
Policy claims	288,819
Other liabilities	596,757

30,084,173

Fair value of net assets acquired	$2,695,234

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
13. ACQUISITION OF FIRST LIFE AMERICA CORPORATION (continued)
The following unaudited pro forma information has been prepared to present the results of operations of the Company assuming the acquisition of First Life America Corporation had occurred at the beginning of the years ended December 31, 2008. This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisitions occurred on those dates and may not reflect the operations that will occur in the future:

	Historical	Historical	Pro Forma
2008 (Unaudited)	FTFC	FLAC	Adjustments	Pro Forma
Revenue	$2,241,408	$4,968,271	$275,867	$7,485,546
Income (loss) before extraordinary items	$(504,852)	$(933,867)	$743,258	$(695,461)
Net income (loss)	$(504,852)	$(933,867)	$743,258	$(695,461)

Net loss per share	$(0.09)			$(0.12)
14. CONCENTRATIONS OF CREDIT RISK
Credit risk is limited by diversifying the investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000 at each banking institution. Other funds are invested in mutual funds that invest in U.S. government securities. Uninsured balances aggregate $1,975,925 at December 31, 2009. The Company has not experienced any losses in such accounts. The company has lottery prize receivables due from the states of Massachusetts and Illinois in the amount of $2,345,406 and $1,047,617, respectively.
15. REVOLVING LINE OF CREDIT
On April 30, 2009, FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000. The loan bears interest on the outstanding principal amount for each interest period at a rate per annum equal to the sum of the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate shall have a floor of no less than 5% at any time. FTFC is a guarantor on the loan. The loan matures May 31, 2010. At December 31, 2009, the outstanding balance on the loan was $1. The maximum amount that has been borrowed is $100,000.
16. CONTINGENT LIABILITIES
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
None.

Item 9A(T).	Controls and Procedures. (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operating, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2009.
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
Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Item 10.	Directors, Executive Officers and Corporate Governance
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
Date April 15, 2010	By	/s/ Gregg Zahn
Gregg Zahn
President, Chief Executive Officer and Director

SIGNATURES
In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg Zahn	Date 4/15/2010
Gregg Zahn
President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date 4/15/2010
W. Sherman Lay
Chief Financial Officer,Treasurer and Director

By	/s/ Scott J. Engebritson	Date 4/13/2010
Scott J. Engebritson,
Chairman of the Board and Director

By	/s/ H. Bryan Chrisman	Date 4/15/2010
H. Bryan Chrisman, Director

By	/s/ Bill Hill	Date 4/13/2010
Bill Hill, Director

By	/s/ Charles Wayne Owens	Date 4/15/2010
Charles Wayne Owens, Director

By	/s/ George E. Peintner	Date 4/15/2010
George E, Peintner, Director

By	/s/ Wayne Pettigrew	Date 4/15/2010
Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date 4/15/2010
Gary L. Sherrer, Director

By	/s/ Shannon Young	Date 4/15/2010
Shannon Young, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.1	Lease Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.2	Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A filed July 23, 2007

10.3	Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed July 23, 2007

10.4	Employment Agreement of Gregg Zahn, President, dated October 30, 2007, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.5
First Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated July 1, 2008, incorporated by reference to Exhibit 10.6 to the Company’s Annual report on Form 10-K filed April 14, 2009.

10.6	Amendment to Employment Agreement of Gregg Zahn, President dated March 13, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed April 14, 2008.

10.7
Lease Agreement dated July 10, 2006 between First Life America Corporation and the United States of America, incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.8
Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America, incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.9	Employment Agreement of William S. Lay, dated April 18, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009.

10.10
Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference to the company’s Quarterly Report on form 10-Q filed May 15, 2009.

10.11
Loan guaranty agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference to the company’s Quarterly Report on form 10-Q filed May 15, 2009.

10.12
Administrative Services Agreement between First Life America Corporation and Investors Heritage Life Insurance Company dated June 16, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

Exhibit
Number		Description of Exhibit

10.13
First Amendment to Administrative Services Agreement between Trinity Life Insurance Company and Investors Heritage Life Insurance Company incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 17, 2009.

21.1	*	Subsidiaries of First Trinity Financial Corporation.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	*	Section 1350 Certification of Principal Executive Officer.

32.2	*	Section 1350 Certification of Principal Financial Officer.

99.1		Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2		Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3		Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.4
Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008.

99.5		Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.6		Completion of acquisition of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 26, 2009.

*	Filed herewith