Form 10-Q
period 2010-03-31
First Trinity Financial CORP
filed 2010-05-26
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended March 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From                      to                     .
Commission file number: 000-52613
FIRST TRINITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma	34-1991436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 20, 2010: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $19,530,252 and $19,772,497 at March 31, 2010 and December 31, 2009, respectively)	$22,739,988	$22,510,660
Equity securities (cost: $350,318 March 31, 2010 and December 31, 2009)	514,341	448,484
Mortgage loans on real estate	1,222,173	1,365,953
Investment real estate	3,248,690	3,146,944
Policy loans	331,786	335,022
Other long-term investments	5,234,558	4,975,188

Total investments	33,291,536	32,782,251

Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2009)	9,319,286	7,080,692
Certificate of deposit (restricted)	102,273	102,273
Accrued investment income	344,419	340,384
Recoverable from reinsurers	905,657	870,294
Accounts receivable	307,748	273,843
Loans from premium financing	2,258,302	2,749,830
Deferred policy acquisition costs	2,201,307	1,918,994
Value of insurance business acquired	2,701,410	2,778,723
Property and equipment	83,840	82,349
Other assets	926,912	837,210

Total assets	$52,442,690	$49,816,843

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$25,641,521	$24,417,483
Future policy benefits	11,898,933	11,349,640
Policy claims	295,087	289,273
Other policyholder funds	340,452	100,731

Total policy liabilities	38,175,993	36,157,127
Deferred federal income taxes	280,214	159,315
Other liabilities	358,731	249,711

Total liabilities	38,814,938	36,566,153

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	3,337,695	2,867,044
Accumulated deficit	(3,574,496)	(3,480,907)

Total shareholders’ equity	13,627,752	13,250,690

Total liabilities and shareholders’ equity	$52,442,690	$49,816,843

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Premiums	$1,666,554	$1,543,529
Income from premium financing	101,235	140,531
Net investment income	577,871	575,078
Realized investment gains	49,112	—
Other income	2,826	—

Total revenues	2,397,598	2,259,138

Benefits, Losses and Expenses
Benefits and claims	1,268,816	1,146,417
Acquisition costs deferred	(499,381)	(300,509)
Amortization of deferred acquisition costs	216,950	56,217
Amortization of value of insurance business acquired	77,313	67,239
Commissions	442,480	326,207
Other underwriting, insurance and acquisition expense	931,630	847,261

Total benefits, losses and expenses	2,437,808	2,142,832

Income (loss) before income tax expense	(40,210)	116,306

Provision for federal income taxes
Deferred	53,379	100,526

Net income (loss)	$(93,589)	$15,780

Net income (loss) per common share basic and diluted	$(0.02)	$0.00

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net cash provided by (used in) operating activities	$737,566	$(262,589)

Investing activities
Sales and maturity of fixed maturities	364,670	509,907
Reductions in mortgage loans	144,401	21,918
Purchase of other long term investments	(469,000)	—
Payments on other long term investments	310,077	233,825
Loans made for premiums financed	(1,418,443)	(3,232,709)
Loans repaid for premiums financed	1,848,501	3,000,508
Purchase of real estate	(117,872)	—
Purchases of property and equipment	(5,932)	—

Net cash provided by investing activities	656,402	533,449

Financing activities
Policyholder’s account deposits	1,269,005	817,058
Policyholder’s account withdrawals	(424,379)	(393,517)

Net cash provided by financing activities	844,626	423,541

Increase in cash	2,238,594	694,401

Cash and cash equivalents, beginning of period	7,080,692	5,669,795

Cash and cash equivalents, end of period	$9,319,286	$6,364,196

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies
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
On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC’) and First Life America Corporation (“FLAC”) were merged, with FLAC being the surviving company. Immediately following the merger FLAC changed its name to Trinity Life Insurance Company (“TLIC”). After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums. FLAC was purchased December 23, 2008.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period or for any other future year.
Certain financial information which is normally included in financial statements prepared in accordance with GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the fiscal year ended December 31, 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Principles of Consolidation
The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
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
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.
We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment. For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
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
If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value back to the security’s expected recovery value over the remaining term of the bond. We continue to review the security for further impairment that would prompt another write-down in the value.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Net Loss per Common Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three months ended March 31, 2010 and 2009 were 5,805,000.
Accumulated Other Comprehensive Income
FASB guidance requires the inclusion of unrealized gains or losses on available-for-sale securities as a component of other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.
Subsequent Events
Management has evaluated all events subsequent to March 31, 2010 through the date that these financial statements have been issued.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy. Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity. ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this guidance effective for the first quarter of 2010.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
2. Investments
Investments in available-for sale securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government Agency	$1,921,344	$8,460	$3,724	$1,926,080
Residential mortgage-backed securities	174,625	1,271	161	175,735
Corporate bonds	17,434,283	3,239,861	35,971	20,638,173

Total fixed maturity securities	19,530,252	3,249,592	39,856	22,739,988
Equity securities	350,318	164,023	—	514,341

Total	$19,880,570	$3,413,615	$39,856	$23,254,329

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. Government Agency	$1,921,463	$7,955	$51,235	$1,878,183
Residential mortgage-backed securities	182,835	22,403	—	205,238
Corporate bonds	17,668,199	2,796,431	37,391	20,427,239

Total fixed maturity securities	19,772,497	2,826,789	88,626	22,510,660
Equity securities	350,318	98,166	—	448,484

Total	$20,122,815	$2,924,955	$88,626	$22,959,144

The following table summarizes, for all securities in an unrealized loss position as of the balance sheet dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

		Unrealized	Number of
March 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	545,941	3,563	2
Residential MBS	126,490	161	1
Greater than 12 months
U.S. Government agency	104,813	161	1
Corporate bonds	629,684	35,971	4

Total fixed maturity securities	$1,406,928	$39,856	$8

		Unrealized	Number of
December 31, 2009	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$1,676,246	$51,235	6
Corporate bonds	742,087	37,391	5

Total fixed maturity securities	$2,418,333	$88,626	11

There were no equity securities in an unrealized loss position at March 31, 2010 and December 31, 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
2. Investments (continued)
As of March 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of over 100%. As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of 100%. At March 31, 2010 and December 31, 2009, fixed maturity securities were 84.1% and 87%, respectively, investment grade, as rated by Standard & Poor’s.
The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value in light of all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value. For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of income. Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the quarters ended March 31, 2010 and 2009.
Net unrealized gains for investments classified as available-for-sale are presented below, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized.

	March 31,	December 31,
	2010	2009
Unrealized appreciation on available-for-sale securities	$3,373,759	$2,836,329
Adjustment to deferred acquisition cost	(4,402)	(4,284)
Deferred income taxes	(31,662)	34,999

Net unrealized appreciation on available-for-sale securities	$3,337,695	$2,867,044

The amortized cost and fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$504,572	$578,096
Due in one year through five years	5,605,534	6,601,406
Due after five years through ten years	8,005,634	9,302,685
Due after ten years	5,239,887	6,082,066
Due at multiple maturity dates	174,625	175,735

	$19,530,252	$22,739,988

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
2. Investments (continued)
Proceeds from the sale and maturity of investments in available-for-sale securities for the three months ended March 31, 2010 and 2009 were $364,670 and $509,907, respectively. Gross gains of $49,408 and $0 and gross losses of $296 and $0 were realized on the three month periods ended March 31, 2010 and 2009, respectively.
Presented below is investment information, including the accumulated change in net unrealized investment gains or losses for the three months ended March 31, 2010 and 2009. Additionally, the table shows the amount of realized investment gains on fixed maturities and equity securities for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Change in unrealized investment gains and (losses)
Available-for-sale securities
Fixed maturities	$471,573	$(287,474)
Equity securities	65,857	(23,922)

Realized investment gains and losses
Fixed maturities	49,112	—
Equity securities	—	—
Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Fixed maturities	$506,284	$402,927
Equity securities	2,144	4,103
Mortgage loans	23,868	25,566
Real estate	86,985	60,587
Short-term and other investments	17,414	84,442

Gross investment income	636,695	577,625
Investment expenses	(58,824)	(2,547)

Net investment income	$577,871	$575,078

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
Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include fixed maturities and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
3. Fair Value Measurements (continued)
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and asset-backed securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.
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
The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

March 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale
U.S. government agency	$—	$1,926,080	$—	$1,926,080
Corporate	—	20,638,173	—	20,638,173
Residential MBS	—	175,735	—	175,735

Total fixed maturities	$—	$22,739,988	$—	$22,739,988

Equity securities
Mutual funds	$81,850	$—	$—	$81,850
Corporate common stock	397,491	—	35,000	432,491

Total equity securities	$479,341	$—	$35,000	$514,341

December 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturities, available for sale
U.S. government agency	$—	$1,878,183	$—	$1,878,183
Corporate	—	20,427,239	—	20,427,239
Residential MBS	—	205,238	—	205,238

Total fixed maturities	$—	$22,510,660	$—	$22,510,660

Equity securities
Mutual funds	$80,150	$—	$—	$80,150
Corporate common stock	333,334	—	35,000	368,334

Total equity securities	$413,484	$—	$35,000	$448,484

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
3. Fair Value Measurements (continued)
At March 31, 2010 and December 31, 2009, Level 3 financial instruments consisted of one private placement common stock that has no active trading. This stock represents an investment in a small development stage insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations. Fair values for Level 1 and Level 2 assets are primarily based on quoted prices in the market obtained via pricing services, which use observable inputs in developing such rates.
There were no changes in the fair value of our Level 3 financial instruments for the three months ended March, 2010 and 2009.
There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2010 and 2009.
Fair Value of Financial Instruments
The following disclosure contains the estimated fair values of financial instruments, as of March 31, 2010 and December 31, 2009. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturities	$22,739,988	$22,739,988	$22,510,660	$22,510,660
Equity securities	514,341	514,341	448,484	448,484
Mortgage loans on real estate
Residential	—	—	110,000	110,000
Commercial	1,222,173	1,263,200	1,255,953	1,298,765
Policy loans	331,786	331,786	335,022	335,022
Other long-term investments	5,234,558	5,299,875	4,975,188	5,086,736
Cash and cash equivalents	9,391,286	9,319,286	7,080,692	7,080,692
Loans from premium financing	2,258,302	2,258,302	2,749,830	2,749,830

Liabilities
Policyholders’ account balances	$25,641,521	24,204,163	$24,417,483	22,730,469
Policy claims	295,087	295,087	289,273	289,273
The following methods and assumptions were used in estimating the “fair value” disclosures for financial instruments in the accompanying financial statements and notes thereto:
Fixed Maturities and Equity Securities
The fair value of fixed maturities and equity securities are based on the principles previously discussed.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
3. Fair Value Measurements (continued)
Mortgage Loans on Real Estate
The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of the period.
Cash and Cash Equivalents and Policy loans
The carrying value of these financial instruments approximates their fair values.
Other Long-Term Investments
Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using applicable rates.
Loans from Premium Financing
The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $380,296 and $318,826 at March 31, 2010 and December 31, 2009, respectively.
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
March 31, 2010
(Unaudited)
4. Segment Data
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

	For the three months ended March 31,
	2010	2009
Revenues:
Life and annuity insurance operations	$2,294,318	$2,114,208
Premium finance operations	103,260	140,531
Corporate operations	20	4,399

Total	$2,397,598	$2,259,138

Income (loss) before income taxes:
Life and annuity insurance operations	$238,861	$221,542
Premium finance operations	(162,741)	(25,311)
Corporate operations	(116,330)	(79,925)

Total	$(40,210)	$116,306

5. Allowance for Loss on Premium Finance Contracts
Shown below is a progression of the Company’s allowance for loss related to loans from premium financing:

	March 31,
	2010	2009
Allowance at beginning of period	$318,826	$21,305
Additions charged to operations	61,470	18,979

Allowance at end of period	$380,296	$40,284

6. Federal Income Taxes
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
7. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of related federal income taxes, are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(93,589)	$15,780
Total net unrealized gains and losses arising during the period	519,763	(250,330)
Less: Net realized investment gains	49,112	—

Net unrealized gains and losses	470,651	(250,330)

Total comprehensive income (loss)	$377,062	$(234,550)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.
8. Revolving Line of Credit
On April 30, 2009, FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000. The loan bears interest on the outstanding principal amount for each interest period at a rate per annum equal to the sum of the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate shall have a floor of no less than 5% at any time. FTFC is a guarantor on the loan. The loan matures May 31, 2010. At March 31, 2010, the outstanding balance on the loan was $1. The maximum amount that has been borrowed is $100,000.
9. Contingent Liabilities
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
First Trinity Financial Corporation (“we” “us”, “our”, or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.
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
Recent Acquisitions
The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In the fourth quarter of 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation (“FLAC”), included in the life insurance segment, for $2,500,000 and had additional acquisition related expenses of $195,000.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions, including those related to investments, loans from premium financing, deferred acquisition costs, value of insurance business acquired, policy liabilities, income taxes, regulatory requirements, contingencies and litigation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our condensed consolidated financial statements.
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

Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.
We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment. For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
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
If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value back to the security’s expected recovery value over the remaining term of the bond. We continue to review the security for further impairment that would prompt another write-down in the value.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy. Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity. ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted this guidance effective for the first quarter of 2010.
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
Please see Note 4 to the Condensed Consolidated Financial Statements for additional information regarding segment data.

Results of Operations
The primary sources of revenue for the Company are life insurance premium income, income from premium financing and investment income. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force.
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
Total consolidated revenues increased 6% to $2,397,598 for the three months ended March 31, 2010, an increase of $138,460 from $2,259,138 for the three months ended March 31, 2009. The increase is primarily attributable to the increase in premium income and realized gains.
Life and Annuity Insurance Operations
Revenues from life and annuity insurance operations increased 9% to $2,294,318 for the three months ended March 31, 2010, an increase of $180,110 from $2,114,208 for the three months ended March 31, 2009. Our pre-tax income, for the three months ended March 31, 2010, increased $17,319 compared to the three months ended March 31, 2009. The increase is primarily attributable to the increase in premium income and realized gains.
Premium Finance Operations
Revenues from premium financing operations decreased 27% to $103,260 for the three months ended March 31, 2010, a decrease of $37,271 from $140,531 for the three months ended March 31, 2009. The pre-tax loss, for the three months ended March 31, 2010, increased to a loss of $(162,742) compared to a pre-tax loss of $(25,311) for the three months ended March 31, 2009. The loss is primarily attributable to an increase in allowance for loan losses and other loan losses.
Corporate Operations
Revenues from corporate operations decreased $4,379. This decrease is primarily due to a decrease in investment income. Net loss increased 46% to $(116,330) for the three months ended March 31, 2010 from a net loss of $(79,925) for the three months ended March 31, 2009. The increase in the loss is primarily attributable to an increase in general operating expenses.
Net Investment Income
Net investment income increased 0.5% to $577,871 for the three ended March 31, 2010, an increase of $2,793 from $575,078 for the three months ended March 31, 2009. The increase is primarily due to the increase in investment income from the acquisition of FLAC.

Net Realized Investment Gains
Net realized investment gains were $49,112 for the three months ended March 31, 2010. There were no realized investment gains or losses for the three months ended March 31, 2009.
Benefits, Losses and Expenses
Benefits and claims increased $122,399 to $1,268,816 for the three months ended March 31, 2010 from $1,146,417 at March 31, 2009. The increase is primarily attributable to an increase in reserves due to the aging of the business.
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. The capitalized cost will be amortized over the life of the associated policies. For the three months ended March 31, 2010 and 2009, capitalized cost was $499,381 and $300,509, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2010 and 2009 was $216,950 and $56,217, respectively.
The cost of acquiring insurance business is amortized over the remaining life of the business. Amortization of value of insurance business acquired was $77,313 and $67,239 for the three months ended March 31, 2010 and 2009, respectively.
Commissions were $442,480 for the three months ended March 31, 2010, an increase of $116,273, compared to the three months ended March 31, 2009. The increase is due to an increase in new policies written.
Other underwriting, insurance and acquisition expenses were $931,630 for the three months ended March 31, 2010, an increase of $84,369, compared to the three months ended March 31, 2009. The increase is primarily due an increase in loan losses and other operating expenses in the premium finance operations.
Federal income taxes are calculated based on the earnings of TLIC. Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended March 31, 2010 and 2009, deferred income taxes were $53,379 and taxes currently payable were $0 and deferred income taxes were $100,526 and taxes currently payable were $0, respectively.
For the three months ended March 31 2010, there was a net loss of $(93,589) compared to a net gain of $15,780 for the three months ended March 31, 2009 and loss per share increased $.02 per share to a $.02 loss per share, while equity per share increased approximately 3% to $2.35 compared to $2.28 per share at December 31, 2009. The increase in the net loss was primarily attributable to an increase in losses related to loans from premium financed.
Consolidated Financial Condition
At March 31, 2010, the Company’s available-for-sale fixed maturities had a fair value of $22,739,988 and amortized cost of $19,530,252 compared to a fair value of $22,510,660 and an amortized cost of $19,772,497 at December, 31, 2009. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders’ equity within “Accumulated Other Comprehensive Income”. The fixed maturities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.
At March 31, 2010, the Company’s available-for-sale equity securities had a fair value of $514,341 compared to a fair value of $448,484 at December 31, 2009. This portfolio is reported at fair value with unrealized gains and losses, net of applicable deferred taxes, reflected within accumulated other comprehensive income. The equity securities portfolio is invested in a variety of companies.
At March 31, 2010 and December 31, 2009, the Company held loans from premium financing of $2,258,302 and $2,749,830, respectively. The loan balances at March 31, 2010 and 2009, respectively, are net of unearned interest of $62,520 and $72,144, respectively and allowance for loan losses at March 31, 2010 and December 31, 2009 of $380,296 and $318,826, respectively.

Shown below is a progression of the Company’s loans from premium financing for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31,	December 31,
	2010	2009
Balance, beginning of year	$3,140,800	$4,848,845
Loans financed	1,346,819	9,313,585
Unearned interest added to loans	71,624	493,647
Capitalized fees and interest reversed	(51,091)	(53,176)
Payment of loans and unearned interest	(1,807,034)	(11,462,101)

Ending loan balance including unearned interest	2,701,118	3,140,800
Unearned interest included in ending loan balances	(62,520)	(72,144)

Loan balance net of unearned interest	2,638,598	3,068,656
Less:
Allowance for loan loss	(380,296)	(318,826)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$2,258,302	$2,749,830

Total investments were $33,291,536 and $32,782,251 at March 31, 2010 and December 31, 2009, respectively.
Deferred policy acquisition costs were $2,201,307 and $1,918,994 at March 31, 2010 and December 31, 2009, respectively. Policy acquisition expenses related to new insurance sales were capitalized in the amount of $499,381 and $300,509 for the three months ended March 31, 2010 and 2009, respectively. Amortization for the three months ended March 31, 2010 and 2009 was $216,950 and $56,217, respectively.
Total policy liabilities as of March 31, 2010 and December 31, 2009 were $38,175,993 and $36,157,127, respectively. Approximately 98% of the 2010 total consists of policyholders’ account balances and future policy benefit reserves.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through March 31, 2010, we received $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
At March 31, 2010, we had cash and cash equivalents totaling $9,319,286. The majority of our excess funds have been invested in money market mutual funds. At March 31, 2010, cash and cash equivalents of $8,049,315 of the total $9,319,286 are held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of certain dividend or intercompany transactions to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2010 without prior approval. There were no dividends paid or a return of capital to the parent company in 2009.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2010 and December 31, 2009. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.
During the three months ended March 31, 2010, the Company provided $737,566 of cash in operations compared to $262,589 of cash used in operations in the three months ended March 31, 2009. The increase in cash provided by operations can be attributed primarily to the increase in other policyholder liabilities. Cash provided by investing activities for the three months ended March 31, 2010 and 2009 was $656,402 and $533,449, respectively. Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 was $844,626 and $423,541, respectively. The increase resulted from a net increase in policy deposits.

Shareholders’ equity at March 31, 2010 was $13,627,752 compared to $13,250,690 at December 31, 2009. The increase is due to an increase in fair value of fixed maturity and equity security investments.
The liquidity requirements of our life insurance company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2010 or 2009. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
The Company is subject to various market risks. The quality of our investment portfolio and the current level of shareholder’s equity continue to provide a sound financial base as we strive to expand our marketing to offer competive products. Our investment portfolio recovered from the disruptions in the capital markets and had net unrealized gains of $3,337,695 at March 31, 2010.
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
We are not aware of any commitments or unusual events that could materially effect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.
We believe that our existing cash and cash equivalents at March 31, 2010 will be sufficient to fund our anticipated operating expenses. Loans outstanding from premium financing declined during 2009 and the three months ended on March 31, 2010 The growth of the premium finance subsidiary is uncertain and will require additional capital if it grows. Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.
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
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
May 26, 2010	By:	/s/ Gregg Zahn
Gregg Zahn, President and Chief Executive Officer

May 26, 2010	By:	/s/ William Lay
William Lay, Treasurer and Chief Financial Officer