Form 10-Q
period 2010-06-30
First Trinity Financial CORP
filed 2010-08-12
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended June 30, 2010

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
Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 10, 2010: 5,805,000 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Condensed Consolidated Financial Statements
First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Investments
Available-for-sale fixed maturities at fair value (amortized cost: $22,628,445 and $19,772,497 as of June 30, 2010 and December 31, 2009, respectively)	$26,214,105	$22,510,660
Available-for-sale equity securities at fair value (cost: $350,318 as of June 30, 2010 and December 31, 2009)	467,322	448,484
Mortgage loans on real estate	1,197,323	1,365,953
Investment real estate	3,109,514	3,146,944
Policy loans	352,612	335,022
Other long-term investments	5,037,916	4,975,188

Total investments	36,378,792	32,782,251
Cash and cash equivalents ($325,000 is restricted as to withdrawal at December 31, 2009)	7,906,420	7,080,692
Certificate of deposit (restricted)	102,274	102,273
Accrued investment income	397,073	340,384
Recoverable from reinsurers	942,987	870,294
Accounts receivable	266,241	273,843
Loans from premium financing	1,607,880	2,749,830
Deferred policy acquisition costs	2,469,942	1,918,994
Value of insurance business acquired	2,640,442	2,778,723
Property and equipment	174,529	82,349
Other assets	1,082,740	837,210

Total assets	$53,969,320	$49,816,843

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$26,868,022	24,417,483
Future policy benefits	12,392,305	11,349,640
Policy claims	360,070	289,273
Other policyholder funds	28,909	18,941

Total policy liabilities	39,649,306	36,075,337
Deferred federal income taxes	323,672	159,315
Other liabilities	363,680	331,501

Total liabilities	40,336,658	36,566,153

Shareholders’ Equity
Common stock, par value $.01 per share 8,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	13,806,503	13,806,503
Accumulated other comprehensive income	3,604,204	2,867,044
Accumulated deficit	(3,836,095)	(3,480,907)

Total shareholders’ equity	13,632,662	13,250,690

Total liabilities and shareholders’ equity	$53,969,320	$49,816,843

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2010	2009
Revenues
Premiums	$1,318,009	$1,319,563
Income from premium financing	92,269	174,907
Net investment income	481,012	560,533
Net realized investment losses:
Total other-than-temporary impairment losses	—	(9,279)
Other net realized investment losses	(437)	—

Net realized investment losses	(437)	(9,279)
Other income	19,488	—

Total revenues	1,910,341	2,045,724

Benefits, Losses and Expenses
Benefits and claims	1,182,556	1,107,670
Acquisition costs deferred	(345,620)	(275,647)
Amortization of deferred acquisition costs	77,139	91,694
Amortization of value of insurance business acquired	60,968	67,240
Commissions	420,052	340,620
Other underwriting, insurance and acquisition expense	795,939	1,169,013

Total benefits, losses and expenses	2,191,034	2,500,590

Loss before income tax expense (benefit)	(280,693)	(454,866)

Provision for federal income taxes
Current	—	26,127
Deferred	(19,094)	58,513

Total federal income tax expense (benefit)	(19,094)	84,640

Net loss	$(261,599)	$(539,506)

Net loss per common share basic and diluted	$(0.05)	$(0.09)

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues
Premiums	$2,984,563	$2,863,092
Income from premium financing	193,504	315,438
Net investment income	1,058,883	1,135,611
Net realized investment losses:
Total other-than-temporary impairment losses	—	(9,279)
Other net realized investment gains	48,675	—

Net realized investment gains (losses)	48,675	(9,279)
Other income	22,314	—

Total revenues	4,307,939	4,304,862

Benefits, Losses and Expenses
Benefits and claims	2,451,372	2,254,087
Acquisition costs deferred	(845,001)	(576,156)
Amortization of deferred acquisition costs	294,089	147,911
Amortization of value of insurance business acquired	138,281	134,479
Commissions	862,532	666,827
Other underwriting, insurance and acquisition expense	1,727,569	2,016,274

Total benefits, losses and expenses	4,628,842	4,643,422

Loss before income tax expense	(320,903)	(338,560)

Provision for federal income taxes
Current	—	26,127
Deferred	34,285	159,039

Total federal income tax expense	34,285	185,166

Net loss	$(355,188)	$(523,726)

Net loss per common share basic and diluted	$(0.06)	$(0.09)

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net cash provided by (used in) operating activities	$400,324	$(270,280)

Investing activities
Purchases of fixed maturities	(3,038,493)	(1,973,477)
Sales and maturity of fixed maturities	375,857	1,124,352
Reductions in mortgage loans	169,871	47,910
Purchase of other long term investments	(469,000)	—
Payments on other long term investments	591,102	464,852
Loans made for premiums financed	(2,121,075)	(6,016,944)
Loans repaid for premiums financed	3,188,405	5,617,180
Purchase of real estate	(117,872)	—
Sale of investment real estate	123,499	—
Purchases of property and equipment	(100,432)	—

Net cash used in investing activities	(1,398,138)	(736,127)

Financing activities
Policyholder’s account deposits	2,766,507	1,848,146
Policyholder’s account withdrawals	(942,965)	(841,527)

Net cash provided by financing activities	1,823,542	1,006,619

Increase in cash	825,728	212

Cash and cash equivalents, beginning of period	7,080,692	5,669,795

Cash and cash equivalents, end of period	$7,906,420	$5,670,007

See notes to condensed consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
The Company purchased First Life America Corporation (“FLAC”) on December 23, 2008. On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC’) and FLAC, were merged, with FLAC being the surviving company. Immediately following the merger, FLAC changed its name to Trinity Life Insurance Company (“TLIC”). After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma. FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.
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
The Company’s operations, prior to the acquisition of FLAC, involved the sale of a modified premium whole life insurance policy with a flexible premium deferred annuity rider through its subsidiary Old TLIC in the state of Oklahoma. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. The Company owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company, that operates a property and casualty insurance agency. FTCC is the sole member of SIS.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period or for any other future year.
Certain financial information which is normally included in financial statements prepared in accordance with US GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
Reclassifications
Certain reclassifications have been made in the prior year financial statements to conform to current year classifications. These reclassifications had no effect on previously reported net income or shareholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.
Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.
The Company evaluates the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment. For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future. Likewise, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.
If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security’s expected recovery value over the remaining term of the bond. The Company continues to review the security for further impairment that would prompt another write-down in the value.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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
Deferred Policy Acquisition Costs
Commissions and other acquisition costs which vary with and are primarily related to the production of new business are deferred and amortized in a systematic manner based on the related contract revenues or gross profits as appropriate. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.
Deferred acquisition costs for traditional life insurance contracts are deferred to the extent deemed recoverable and amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.
Deferred acquisition costs related to annuities that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.
Deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
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
Allowance for Loan Losses from Premium Financing
The allowance for possible loan losses from financing casualty insurance premiums is a reserve established through a provision for possible loan losses charged to expense which represents, in management’s judgment, the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio and reduces the carrying value of the loans from premium financing to the estimated net realizable value on the statement of financial position.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.
Property and Equipment
The home office building that was acquired in the 2008 acquisition of FLAC and carried as property and equipment on the statement of financial position in 2008 was leased to third parties in December 2009 and has been reclassified on the statement of financial position to investment real estate. Property and equipment are carried at amortized cost. Depreciation on the office building occupied by SIS is calculated over its estimated useful life of 39 years. Office furniture and equipment is recorded at cost or fair value at acquisition less accumulated depreciation using the straight-line method over the estimated useful life of the respective assets of 3 to 7 years.
Reinsurance
The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Estimated reinsurance recoverable balances are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Value of Insurance Business Acquired
As a result of the Company’s purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance. The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, mortality and morbidity, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.
Other Assets and Other liabilities
Other assets consist primarily of agents’ balances, prepaid expenses and recoverable federal and state income taxes. Other liabilities consist primarily of accrued expenses and payables.
Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3.5% to 4%.
Future Policy Benefits
The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.
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
June 30, 2010
(Unaudited)
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
Revenues and Expenses
Revenues on traditional life insurance products consist of direct premiums reported as earned when due. Liabilities for future policy benefits are provided and acquisition costs are amortized in a systematic manner based on the related contract revenues or gross profits as appropriate. Acquisition costs for traditional life insurance contracts are deferred to the extent deemed recoverable and are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities. Traditional life insurance products are treated as long-duration contracts since they are ordinary whole life insurance products, which generally remain in force for the lifetime of the insured.
Deferred acquisition costs related to annuities that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. These annuities are treated as long-duration insurance contracts since the Company is subject to risk from policyholder mortality and morbidity over an extended period.
Income from premium financing includes cancellation and late fees.
Net Loss per Common Share
Net loss per common share is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares for the three month and six month periods ended June 30, 2010 and 2009 were 5,805,000.
Accumulated Other Comprehensive Income
FASB guidance requires the inclusion of unrealized gains or losses on available-for-sale securities, net of tax, as a component of other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.
In addition, deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.
Subsequent Events
Management has evaluated all events subsequent to June 30, 2010 through the date that these financial statements have been issued. See note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy. Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity. ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this guidance effective for the first quarter of 2010.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
2. Investments
Investments in available-for sale securities as of June 30, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,921,238	$36,522	$—	$1,957,760
Residential mortgage-backed securities	166,148	996	1,034	166,110
Corporate bonds	20,332,183	3,553,028	6,989	23,878,222
Foreign bonds	208,876	3,137	—	212,013

Total fixed maturity securities	22,628,445	3,593,683	8,023	26,214,105
Mutual funds	52,000	28,250	—	80,250
Corporate common stock	298,318	88,754	—	387,072

Total equity securities	350,318	117,004	—	467,322

Total fixed maturity and equity securities	$22,978,763	$3,710,687	$8,023	$26,681,427

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,921,463	$7,955	$51,235	$1,878,183
Residential mortgage-backed securities	182,835	22,403	—	205,238
Corporate bonds	17,668,199	2,796,431	37,391	20,427,239

Total fixed maturity securities	19,772,497	2,826,789	88,626	22,510,660
Mutual funds	52,000	28,150	—	80,150
Corporate common stock	298,318	70,016	—	368,334

Total equity securities	350,318	98,166	—	448,484

Total fixed maturity and equity securities	$20,122,815	$2,924,955	$88,626	$22,959,144

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
2. Investments (continued)
All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2010 and December 31, 2009 are summarized as follows:

		Unrealized	Number of
June 30, 2010	Fair Value	Loss	Securities

Fixed maturity securities
Less than 12 months
Corporate bonds	$400,320	$6,806	2
Residential mortgage-backed securities	125,780	1,034	1
Greater than 12 months
Corporate bonds	58,439	183	1

Total fixed maturity securities	$584,539	$8,023	4

		Unrealized	Number of
December 31, 2009	Fair Value	Loss	Securities

Fixed maturity securities
Less than 12 months
U.S. Government agency	$1,676,246	$51,235	6
Corporate bonds	742,087	37,391	5

Total fixed maturity securities	$2,418,333	$88,626	11

There were no equity securities in an unrealized loss position at June 30, 2010 and December 31, 2009.
As of June 30, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 97% and the equity securities noted above had a fair value to cost ratio of over 100%. As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86% and the equity securities noted above had a fair value to cost ratio of 100%. As of both June 30, 2010 and December 31, 2009, fixed maturity securities were 87% investment grade, as rated by Standard & Poor’s.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
2. Investments (continued)
Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2010 and recorded one other-than-temporary impairment during the second quarter of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before taxes of $9,279 for the three and six month periods ended June 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Net unrealized gains for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009

Unrealized appreciation on available-for-sale securities	$3,702,664	$2,836,329
Adjustment to deferred acquisition cost	(4,246)	(4,284)
Deferred income taxes	(94,214)	34,999

Net unrealized appreciation on available-for-sale securities	$3,604,204	$2,867,044

The amortized cost and fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$613,911	$674,003
Due in one year through five years	6,344,905	7,346,939
Due after five years through ten years	10,324,817	11,777,569
Due after ten years	5,178,664	6,249,484
Due at multiple maturity dates	166,148	166,110

	$22,628,445	$26,214,105

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
2. Investments (continued)
Proceeds and gross realized gains (losses) from the sales, calls and impairments of fixed maturities available-for-sale securities for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds	$11,187	$614,445	$375,857	$1,124,352

Gross realized gains	—	—	49,408	—

Gross realized losses	(437)	(9,279)	(733)	(9,279)
There were no proceeds or gross realized gains (losses) from the sales of equity securities available-for-sale for the three and six months ended June 30, 2010 and 2009.
The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2010 and 2009 and the amount of realized investment gains (losses) on fixed maturity and equity securities for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Change in unrealized investment gains (losses)
Available-for-sale securities

Fixed maturities	$375,924	$1,433,931	$847,497	$1,142,439

Equity securities	(47,019)	35,732	18,838	11,810

Realized investment gains (losses)

Fixed maturities	(437)	(9,279)	48,675	(9,279)

Equity securities	—	—	—	—

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
2. Investments (continued)
Major categories of net investment income for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fixed maturities	$500,798	$375,022	$1,007,082	$777,949
Equity securities	4,024	3,748	6,168	7,851
Mortgage loans	23,540	24,976	47,408	50,542
Real estate	91,033	60,596	178,018	121,183
Short-term and other investments	10,503	99,715	27,917	184,157

Gross investment income	629,898	564,057	1,266,593	1,141,682
Investment expenses	(148,886)	(3,524)	(207,710)	(6,071)

Net investment income	$481,012	$560,533	$1,058,883	$1,135,611

3. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the measurement date. The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.
The Company holds fixed maturities and equity securities that are measured and reported at fair market value on the statement of financial position. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
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
June 30, 2010
(Unaudited)
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
The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 is summarized as follows:

June 30, 2010	Level 1	Level 2	Level 3	Total
Fixed maturities, available-for-sale
U.S. government agency	$—	$1,957,760	$—	$1,957,760
Residential mortgage-backed securities	—	166,110	—	166,110
Corporate bonds	—	23,878,222	—	23,878,222
Foreign bonds	—	212,013	—	212,013

Total fixed maturities	$—	$26,214,105	$—	$26,214,105

Equity securities, available-for-sale
Mutual funds	$80,250	$—	$—	$80,250
Corporate common stock	352,072	—	35,000	387,072

Total equity securities	$432,322	$—	$35,000	$467,322

December 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturities, available-for-sale
U.S. government agency	$—	$1,878,183	$—	$1,878,183
Residential mortgage-backed securities	—	205,238	—	205,238
Corporate bonds	—	20,427,239	—	20,427,239

Total fixed maturities	$—	$22,510,660	$—	$22,510,660

Equity securities, available-for-sale
Mutual funds	$80,150	$—	$—	$80,150
Corporate common stock	333,334	—	35,000	368,334

Total equity securities	$413,484	$—	$35,000	$448,484

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
At June 30, 2010 and December 31, 2009, Level 3 financial instruments consisted of one private placement common stock that has no active trading. This stock represents an investment in a small development stage insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.
Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and equity securities available-for-sale are primarily based on prices supplied by its custodian bank. The custodian bank utilizes a third party pricing service to provide quoted prices in the market which use observable inputs in developing such rates.
The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the custodian bank and the third party pricing service prepare estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government agencies, mortgage-backed securities, corporate bonds and foreign bonds.
The Company’s equity securities are included in Level 1 hierarchy except for the private placement common stock discussed above and included in Level 3 hierarchy. Level 1 hierarchy for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices. The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.
There were no changes in the fair value of our Level 3 financial instruments for the three and six months ended June 30, 2010 and 2009. There were no transfers of securities between Level 1 and Level 2 during the three and six months ended June 30, 2010 and 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
The estimated fair values of financial instruments, as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Fixed maturities	$26,214,105	$26,214,105	$22,510,660	$22,510,660
Equity securities	467,322	467,322	448,484	448,484
Mortgage loans on real estate
Residential	—	—	110,000	110,000
Commercial	1,197,323	1,236,412	1,255,953	1,298,765
Policy loans	352,612	352,612	335,022	335,022
Other long-term investments	5,037,916	5,232,368	4,975,188	5,086,736
Cash and cash equivalents	7,906,420	7,906,420	7,080,692	7,080,692
Loans from premium financing	1,607,880	1,607,880	2,749,830	2,749,830

Liabilities
Policyholders’ account balances	$26,868,022	26,695,232	$24,417,483	22,822,580
Policy claims	360,070	360,070	289,273	289,273
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
The following methods and assumptions were used in estimating the “fair value” disclosures for financial instruments in the accompanying financial statements and notes thereto:
Fixed Maturities and Equity Securities
The fair value of fixed maturities and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.
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
June 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
Other Long-Term Investments
Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using applicable rates.
Loans from Premium Financing
The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $393,446 and $318,826 at June 30, 2010 and December 31, 2009, respectively.
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
Policy Claims
The carrying amounts reported for these liabilities approximate their fair value
4. Segment Data
Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.
The Company’s three operating segments for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Life and annuity insurance operations	$1,798,978	$1,874,525	$4,093,296	$3,988,733
Premium finance operations	111,353	174,907	214,613	315,438
Corporate operations	10	(3,708)	30	691

Total	$1,910,341	$2,045,724	$4,307,939	$4,304,862

Income (loss) before income taxes:
Life and annuity insurance operations	$(85,442)	$(105,612)	$153,419	$115,930
Premium finance operations	(80,615)	(147,580)	(243,356)	(172,891)
Corporate operations	(114,636)	(201,674)	(230,966)	(281,599)

Total	$(280,693)	$(454,866)	$(320,903)	$(338,560)

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
5. Allowance for Loss on Premium Finance Contracts
The progression of the Company’s allowance for loss related to loans from premium financing for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Allowance at beginning of period	$380,296	$40,284	$318,826	$21,305
Additions charged to operations	13,150	147,984	74,620	153,114
Direct write downs	—	2,799	—	16,648

Allowance at end of period	$393,446	$191,067	$393,446	$191,067

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
7. Comprehensive Income
The components of comprehensive income, net of related federal income taxes, for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(261,599)	$(539,506)	$(355,188)	$(523,726)
Total net unrealized gains arising during the period	266,072	1,164,541	785,835	914,211
Less: Net realized investment gains (losses)	(437)	(9,279)	48,675	(9,279)

Net unrealized gains	266,509	1,173,820	737,160	923,490

Total comprehensive income	$4,910	$634,314	$381,972	$399,764

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
8. Revolving Line of Credit
On April 30, 2009, FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000. The loan bore interest on the outstanding principal amount for each interest period at a rate per annum equal to the sum of the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate had a floor of no less than 5% at any time. FTFC was a guarantor on the loan. The loan matured May 31, 2010 and was not renewed at the election of FTFC. The maximum amount that was borrowed when the revolving loan was effective was $100,000.
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
10. Subsequent Event
On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities. The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share. The Company will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold. The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions if any occurs. The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions. The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended. As of July 31, 2010, the Company has received gross proceeds of approximately $1,089,855 from the sale of 145,314 shares of its common stock in this offering. The proceeds have been deposited in an escrow account and are pending the release from escrow by the Oklahoma Department of Securities. Under the terms of the escrow agreement, these proceeds are now available to the Company. Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

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
Recent Acquisitions
We expect to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In the fourth quarter of 2008, we completed the acquisition of 100% of the outstanding stock of First Life America Corporation (“FLAC”), included in the life insurance segment, for $2,500,000 and had additional acquisition related expenses of $195,000.
Our profitability in the life insurance segment is a function of our ability to accurately price the policies that we write, adequately value life insurance business acquired and administer life insurance company acquisitions at an expense level that validates the acquisition cost. Profitability in the premium financing segment is dependent on our ability to compete in that sector, maintain low administrative costs and minimize losses.
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
Investments
Fixed maturities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method.

Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.
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
Certificates of deposit are carried at cost. We limit our investment in certificates of deposit to accounts that are federally insured.
Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest and dividends earned on investments are included in net investment income.
Deferred Policy Acquisition Costs
Commissions and other acquisition costs which vary with and are primarily related to the production of new business are deferred and amortized in a systematic manner based on the related contract revenues or gross profits as appropriate. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

Deferred acquisition costs for traditional life insurance contracts are deferred to the extent deemed recoverable and amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.
Deferred acquisition costs related to annuities that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.
Deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis, and generally if no payment is received after one hundred twenty days all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full. Loan origination fees and costs are charged to expense as incurred.
Allowance for Loan Losses from Premium Financing
The allowance for possible loan losses from financing casualty insurance premiums is a reserve established through a provision for possible loan losses charged to expense which represents, in management’s judgment, the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio and reduces the carrying value of loans from premium financing to the estimated net realizable value on the statement of financial position.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy and changes in interest rates. Our allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis.

Value of Insurance Business Acquired
As a result of our purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force. The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance. The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. For the amortization of the value of acquired insurance in force, we periodically review our estimates of gross profits. The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, mortality, morbidity, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, we are required to record a charge or credit to amortization expense for the period in which an adjustment is made.
Policyholders’ Account Balances
Our liability for policyholders’ account balances represents the contract values that have accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3.5% to 4%.
Future Policy Benefits
Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on our historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves.
Federal Income Taxes
We use the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax bases. A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.
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
Business Segments
FASB guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology. Our business segments are as follows:
•	Life and annuity insurance operations, consisting of the operations of TLIC;

•	Premium finance operations, consisting of the operations of FTCC and SIS; and

•	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.

Please see Note 4 to the Condensed Consolidated Financial Statements for additional information regarding segment information.
Results of Operations
On August 6, 2009, we were made aware of potentially fraudulent loans and financial transactions made by an independent insurance agency that did business with our wholly owned subsidiary, FTCC. The fraudulent loans and financial transactions totaled $1,293,450. The independent insurance agency and its owner have assigned assets having an estimated fair value of $622,377 to cover loan losses.
In addition, the independent insurance agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums. FTCC recovered these funds from the banks due to improper endorsement.
FTCC and the Company continue to investigate the facts and circumstances relating to any fraudulent loans and financial transactions and will continue to seek restitution for any losses.
Comparison — Three Months Ended June 30, 2010 and 2009
Revenues
Our primary sources of revenue are life insurance premium income, income from premium financing and investment income. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.
Total Revenues
Total consolidated revenues decreased 6.6% to $1,910,341 for the three months ended June 30, 2010, a decrease of $135,383 from $2,045,724 for the three months ended June 30, 2009. The decrease is primarily attributable to an $82,368 decrease in income from premium financing and a $79,521 decrease in net investment income.
The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency. The decrease in net investment income primarily relates to the December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Premiums
Premiums decreased slightly to $1,318,009 for the three months ended June 30, 2010, a decrease of $1,554 from $1,319,563 for the three months ended June 30, 2009. The results are comparable between periods.
Income from Premium Financing
Income from premium financing decreased 47.2% to $92,269 for the three months ended June 30, 2010, a decrease of $82,638 from $174,907 for the three months ended June 30, 2009. The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.
Net Investment Income
Net investment income decreased 14.2% to $481,012 for the three months ended June 30, 2010, a decrease of $79,521 from $560,533 for the three months ended June 30, 2009. The decrease primarily relates to the December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate.

The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Net Realized Investment Losses
Net realized investment losses were $(437) for the three months ended June 30, 2010 and $(9,279) for the three months ended June 30, 2009. We recorded one other-than-temporary impairment during the second quarter of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before taxes of $9,279 for the three months ended June 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Other Income
Other income of $19,488 for the three months ended June 30, 2010 is primarily related to the approximate $17,000 gain on the sale of a fixed asset.
Total Benefits, Losses and Expenses
Our benefits, losses and expenses are primarily generated from benefit payments, change in reserves, commissions and operating expenses. Benefit payments can significantly impact expenses from period to period.
Total consolidated benefits, losses and expenses decreased 12.4% to $2,191,034 for the three months ended June 30, 2010, a decrease of $309,556 from $2,500,590 for the three months ended June 30, 2009. The decrease is primarily attributable to a $373,074 decrease in other underwriting, insurance and acquisition expenses that is partially offset by a $74,886 increase benefits and claims.
The decrease in other underwriting, insurance and acquisition expenses is primarily due to a decrease in loan fees and losses and insurance administration costs. The decrease in insurance expenses also includes the impact of a December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC. The increase in claims is primarily due to an increase in the number of claims reported and incurred during second quarter 2010.
Benefits and Claims
Benefits and claims increased 6.8% to $1,182,556 for the three months ended June 30, 2010, an increase of $74,886 from $1,107,670 for the three months ended June 30, 2009. The increase is primarily due to an increase in the number and the average amount of claims as some of the business is beyond the two year contestability period. In addition, there was an increase in reserves due to the aging of the business.
Deferral and Amortization of Deferred Acquisition Costs
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. These capitalized acquisition costs are amortized in a systematic manner based on the related contract revenues or gross profits as appropriate.
For the three months ended June 30, 2010 and 2009, capitalized costs were $(345,620) and $(275,647), respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2010 and 2009 was $77,139 and $91,694, respectively. The $69,973 increase in the acquisition costs deferred relates to increased new business production. The $14,555 decrease in the amortization of deferred acquisition costs is due to increased persistency of the existing insurance business.

Amortization of Value of Insurance Business Acquired
The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of value of insurance business acquired was $60,968 and $67,240 for the three months ended June 30, 2010 and 2009, respectively. The $6,272 decrease in the amortization of value of insurance business acquired is due to the increased persistency of that business.
Commissions
Commissions were $420,052 for the three months ended June 30, 2010, an increase of $79,432 compared to $340,620 of commissions for the three months ended June 30, 2009. The increase is due to increased new business production.
Other Underwriting, Insurance and Acquisition Expenses
Other underwriting, insurance and acquisition expenses were $795,939 for the three months ended June 30, 2010, a decrease of $373,074, compared to $1,169,013 for the three months ended June 30, 2009. The decrease is primarily due to a decrease in loan losses and other operating expenses in the premium finance operations. In addition, in December 2009 there was a statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Federal Income Taxes
FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC. TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years. Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.
For the three months ended June 30, 2010, the deferred income tax benefit was $(19,094) with no current income tax expense and for the three months ended June 30, 2009 the deferred income tax expense was $58,513 and current income tax expense was $26,127.
Net Loss and Net Loss per Common Share Basic and Diluted
For the three months ended June 30, 2010 and 2009, there were net losses of $(261,599) and $(539,506), respectively. The net loss per common share basic and diluted for the three months ended June 30, 2010 and 2009 were $(0.05) and $(0.09), respectively, based upon 5,805,000 weighted average outstanding common shares for the three months ended June 30, 2010 and 2009. The decreased losses were primarily attributable to a decrease in other underwriting, insurance and acquisition expenses.
Business Segments
Life and Annuity Insurance Operations
Revenues from Life and Annuity Insurance Operations decreased 4.0% to $1,798,978 for the three months ended June 30, 2010, a decrease of $75,547 from $1,874,525 for the three months ended June 30, 2009. The decrease in revenue primarily relates to the December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
The loss before income taxes from Life and Annuity Insurance Operations was $(85,442) and $(105,612) for the three months ended June 30, 2010 and 2009, respectively. The $20,170 decreased loss between second quarter 2010 and 2009 is primarily due to decreased operating expenses.

Premium Finance Operations
Revenues from Premium Financing Operations decreased 36.3% to $111,353 for the three months ended June 30, 2010, a decrease of $63,554 from $174,907 for the three months ended June 30, 2009. The decrease in revenues from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.
The loss before income taxes from Premium Finance Operations was $(80,615) and $(147,580) for the three months ended June 30, 2010 and 2009, respectively. The $66,965 decreased loss is primarily attributable to a decrease in allowance for loan losses.
Corporate Operations
Revenues from corporate operations were $10 and $(3,708) for the three months ended June 30, 2010 and 2009, respectively. This $3,718 increase is primarily due to an increase in net investment income.
The loss before income taxes from Corporate Operations was $(114,636) and $(201,674) for the three months ended June 30, 2010 and 2009, respectively. The $87,038 decreased loss is primarily attributable to a decrease in operating expenses.
Comparison — Six Months Ended June 30, 2010 and 2009
Revenues
Our primary sources of revenue are life insurance premium income, income from premium financing and investment income. Premium payments are classified as first-year, renewal and single. Renewal premiums are any premium payments made after the first year the policy is in force. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.
Total Revenues
Total consolidated revenues increased slightly to $4,307,939 for the six months ended June 30, 2010, an increase of $3,077 from $4,304,862 for the six months ended June 30, 2009. The increase is primarily attributable to a $121,471 increase in premiums, $57,954 increase in realized gains and $22,314 increase in other income that exceeded a $121,934 decline in income from premium financing and $76,728 decrease in net investment income.
The increase in premiums relates to increased new business production and increased renewal premiums. The increased realized gains represent investment sales activity between periods. The other income is primarily due to the sale of a fixed asset. The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency. The decrease in net investment income primarily relates to the December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Premiums
Premiums increased 4.2% to $2,984,563 for the six months ended June 30, 2010, an increase of $121,471 from $2,863,092 for the six months ended June 30, 2009. The increase relates to increased new business production and increased renewal premiums.
Income from Premium Financing
Income from premium financing decreased 38.7% to $193,504 for the six months ended June 30, 2010, a decrease of $121,934 from $315,438 for the six months ended June 30, 2009. The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.

Net Investment Income
Net investment income decreased 6.8% to $1,058,883 for the six months ended June 30, 2010, a decrease of $76,728 from $1,135,611 for the six months ended June 30, 2009. The decrease primarily relates to the December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Net Realized Investment Gains (Losses)
Net realized investment gains were $48,675 for the six months ended June 30, 2010 and net realized losses of $(9,279) for the six months ended June 30, 2009. The increased gains represent the results of investment calls activity during the first six months of 2010 and losses from investment impairments during the first six months of 2009. We recorded one other-than-temporary impairment during the second quarter of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before taxes of $9,279 for the six months ended June 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Other Income
Other income of $22,314 for the six months ended June 30, 2010 is primarily related to the approximate $17,000 gain on the sale of a fixed asset.
Total Benefits, Losses and Expenses
Our benefits, losses and expenses are primarily generated from benefit payments, change in reserves, commissions and operating expenses. Benefit payments can significantly impact expenses from period to period.
Total consolidated benefits, losses and expenses decreased 0.3% to $4,628,842 for the six months ended June 30, 2010, a decrease of $14,580 from $4,643,422 for the six months ended June 30, 2009. The decrease is primarily attributable to a $288,705 decrease in other underwriting, insurance and acquisition expenses that slightly exceeded a $197,285 increase in benefits and claims and a $76,840 increase in net deferred acquisitions costs, amortization of value of business acquired and commissions.
The decrease in other underwriting, insurance and acquisition expenses is primarily due to a decrease in loan fees and losses and insurance administration costs. The decrease in insurance expenses includes the impact of a December 2009 statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC. The increase in claims is primarily due to an increase in the number of claims reported and incurred during the first six months of 2010. The increase in net deferred acquisitions costs, amortization of value of business acquired and commissions is primarily due to increased new business production and a slight decrease in persistency for the six months ended June 30, 2010.
Benefits and Claims
Benefits and claims increased 8.8% to $2,451,372 for the six months ended June 30, 2010, an increase of $197,285 from $2,254,087 for the six months ended June 30, 2009. The increase is primarily due to an increase in the number and the average amount of claims as some of the business is beyond the two year contestability period. In addition, there was an increase in reserves due to the aging of the business.
Deferral and Amortization of Deferred Acquisition Costs
Certain costs related to the acquisition of life insurance policies are capitalized and amortized over the premium-paying period of the policies. These costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts. These capitalized acquisition costs are amortized in a systematic manner based on the related contract revenues or gross profits as appropriate.

For the six months ended June 30, 2010 and 2009, capitalized costs were $(845,001) and $(576,156), respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2010 and 2009 was $294,089 and $147,911, respectively. The $268,845 increase in the acquisition costs deferred relates to increased new business production. The $146,178 increase in the amortization of deferred acquisition costs is due to decreased persistency of the existing insurance business that primarily occurred in first quarter 2010.
Amortization of Value of Insurance Business Acquired
The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of value of insurance business acquired was $138,281 and $134,479 for the six months ended June 30, 2010 and 2009, respectively. The $3,802 increase in the amortization of value of insurance business acquired is due to the decreased persistency of that business and conversion to paid up policies that primarily occurred in first quarter 2010.
Commissions
Commissions were $862,532 for the six months ended June 30, 2010, an increase of $195,705 compared to $666,827 of commissions for the six months ended June 30, 2009. The increase is due to increased new business production.
Other Underwriting, Insurance and Acquisition Expenses
Other underwriting, insurance and acquisition expenses were $1,727,569 for the six months ended June 30, 2010, a decrease of $288,705, compared to $2,016,274 for the six months ended June 30, 2009. The decrease is primarily due to a decrease in loan losses and other operating expenses in the premium finance operations. In addition, in December 2009 there was a statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
Federal Income Taxes
FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC. TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years. Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.
For the six months ended June 30, 2010, deferred income tax expense was $34,285 with no current income tax expense and for the six months ended June 30, 2009 deferred income tax expense was $159,039 and current income tax expense was $26,127.
Net Loss and Net Loss per common share basic and diluted
For the six months ended June 30, 2010 and 2009, there were net losses of $(355,188) and $(523,726), respectively. The net loss per common share basic and diluted for the six months ended June 30, 2010 and 2009 were $(0.06) and $(0.09), respectively, based upon 5,805,000 weighted average outstanding common shares for the six months ended June 30, 2010 and 2009. The decreased losses were primarily attributable to a decrease in other underwriting, insurance and acquisition expenses.
Business Segments
Life and Annuity Insurance Operations
Revenues from Life and Annuity Insurance Operations increased 2.6% to $4,093,296 for the six months ended June 30, 2010, an increase of $104,563 from $3,988,733 for the six months ended June 30, 2009. The increase relates to increased new business production and increased renewal premiums.

The income before income taxes from Life and Annuity Insurance Operations was $153,419 and $115,930 for the six months ended June 30, 2010 and 2009, respectively. The $37,489 increased income for the first six months of 2010 compared to 2009 is primarily due to decreased operating expenses.
Premium Finance Operations
Revenues from Premium Financing Operations decreased 32.0% to $214,613 for the six months ended June 30, 2010, a decrease of $100,825 from $315,438 for the three months ended June 30, 2009. The decrease in revenues from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.
The loss before income taxes from Premium Finance Operations was $(243,356) and $(172,891) for the six months ended June 30, 2010 and 2009, respectively. The $70,465 increased loss is primarily attributable to an increase in allowance for loan losses that occurred in first quarter 2010.
Corporate Operations
Revenues from corporate operations were $30 and $691 for the six months ended June 30, 2010 and 2009, respectively. This $661 decrease is primarily due to a decrease in net investment income.
The loss before income taxes from Corporate Operations was $(230,966) and $(281,599) for the six months ended June 30, 2010 and 2009, respectively. The $50,633 decreased loss is primarily attributable to decreased operating expenses.
Consolidated Financial Condition
As of June 30, 2010, our available-for-sale fixed maturities had a fair value of $26,214,105 and amortized cost of $22,628,445 compared to a fair value of $22,510,660 and an amortized cost of $19,772,497 as of December, 31, 2009. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders’ equity within “Accumulated Other Comprehensive Income.” The fixed maturities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.
As of June 30, 2010, our available-for-sale equity securities had a fair value of $467,322 compared to a fair value of $448,484 as of December 31, 2009. The cost of the equity securities were $350,318 as of both June 30, 2010 and December 31, 2009. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected within “Accumulated Other Comprehensive Income.” The equity securities portfolio is invested in a variety of companies.
As of June 30, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,197,323; investment real estate of $3,109,514; policy loans of $352,612 and other long-term investments of $5,037,916. As of December 31, 2009, we held the following additional invested assets: mortgage loans on real estate of $1,365,953; investment real estate of $3,146,944; policy loans of $335,022 and other long-term investments of $4,975,188. In December 2009 there was a statement of financial position reclassification of the building from property and equipment to investment real estate. The other long-term investments are comprised of lottery prize receivables.
Total investments were $36,378,792 and $32,782,251 as of June 30, 2010 and December 31, 2009, respectively.
As of June 30, 2010 and December 31, 2009, the Company held loans from premium financing of $1,607,880 and $2,749,830, respectively. The loan balances as of June 30, 2010 and 2009 are net of unearned interest of $43,834 and $72,144, respectively and allowance for loan losses as of June 30, 2010 and December 31, 2009 of $393,446 and $318,826, respectively.

The progression of the Company’s loans from premium financing for the six months ended June 30, 2010 and for the year ended December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009

Balance, beginning of year	$3,140,800	$4,848,845
Loans financed	2,008,869	9,313,585
Unearned interest added to loans	112,206	493,647
Capitalized fees and interest reversed	(57,988)	(53,176)
Payment of loans and unearned interest	(3,158,727)	(11,462,101)

Ending loan balance including unearned interest	2,045,160	3,140,800
Unearned interest included in ending loan balances	(43,834)	(72,144)

Loan balance net of unearned interest	2,001,326	3,068,656
Less allowance for loan loss	(393,446)	(318,826)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$1,607,880	$2,749,830

Deferred policy acquisition costs were $2,469,942 and $1,918,994 as of June 30, 2010 and December 31, 2009, respectively. Policy acquisition expenses related to new insurance sales were capitalized in the amount of $845,001 and $576,156 for the six months ended June 30, 2010 and 2009, respectively. Amortization of deferred acquisition costs for the six months ended June 30, 2010 and 2009 was $294,089 and $147,911, respectively.
The value of insurance business acquired was $2,640,442 and $2,778,723 as of June 30, 2010 and December 31, 2009, respectively. Amortization of value of insurance business acquired for the six months ended June 30, 2010 and 2009 was $138,281 and $134,479, respectively.
Total policy liabilities as of June 30, 2010 and December 31, 2009 were $39,649,306 and $36,075,337, respectively. Approximately 99% of the 2010 total consists of policyholders’ account balances and future policy benefit liabilities.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through June 30, 2010, we received $15,475,000 from the sale of our shares. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2004.
At June 30, 2010, we had cash and cash equivalents totaling $7,906,420. The majority of our excess funds have been invested in money market mutual funds. At June 30, 2010, cash and cash equivalents of $6,191,521 of the total $7,906,420 are held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of certain dividend or intercompany transactions to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2010 without prior approval. There were no dividends paid or a return of capital to the parent company in 2009.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2010 and December 31, 2009. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.

During the six months ended June 30, 2010 and 2009, cash and cash equivalents increased $825,728 and $212, respectively. Our operating activities for the six months ended June 30, 2010 provided $400,324 of cash compared to $(270,280) of cash used in operations during the six months ended June 30, 2009. The increase in cash provided by operations in 2010 can be attributed primarily to the increase in policyholder deposits. Cash used in investing activities for the six months ended June 30, 2010 and 2009 was $(1,398,138) and $(736,127), respectively, as we purchased fixed maturity available-for-sale securities. Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $1,823,542 and $1,006,619, respectively. The increase resulted from a net increase in policy deposits.
Shareholders’ equity at June 30, 2010 was $13,632,662 compared to $13,250,690 at December 31, 2009. The increase is due to an increase in fair value of fixed maturity and equity security investments, net of applicable income taxes. Equity per share increased 3.1% to $2.35 as of June 30, 2010 compared to $2.28 per share at December 31, 2009, based upon 5,805,000 outstanding common shares as of June 30, 2010 and December 31, 2009.
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
We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive insurance products. Our investment portfolio recovered from the disruptions in the capital markets and had net unrealized gains of $3,702,664 at June 30, 2010.
We have used the majority of the capital provided from the public offering to expand the premium finance business and to acquire a life insurance company. The operations of TLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.
On March 12, 2009, we entered into a senior revolving loan with a bank to loan up to $3,000,000 to provide working capital and funds for expansion. The loan was renewed on April 30, 2009 and modified to increase the revolving loan amount to $3,600,000. The loan agreement terminated on May 31, 2010 and was not renewed at our election. On July 21, 2009, FTCC borrowed $100,000 under the loan agreement and repaid $99,999 on November 4, 2009. The remaining $1 was repaid on May 31, 2010.
On June 29, 2010, we commenced a public offering of our common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities. The public offering is for 1,333,334 shares of our common stock for $7.50 per share. We will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold. We have registered an additional 133,334 shares of our common stock to cover over subscriptions if any occurs. The sale of all the additional shares would provide us with an additional $850,000 after reduction for offering expenses and sales commissions. The offering will end on June 28, 2011, unless all of our shares are sold before then or the offering is extended. As of July 31, 2010, we have received gross proceeds of approximately $1,089,855 from the sale of 145,314 shares of our common stock in this offering. The proceeds have been deposited in an escrow account and are pending the release from escrow by the Oklahoma Department of Securities. Under the terms of the escrow agreement, these proceeds are now available to us. Future proceeds from the sale of shares of our common stock in this public offering will be available to us without being held in escrow.
We are not aware of any commitments or unusual events that could materially impact our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents at June 30, 2010 will be sufficient to fund our anticipated operating expenses. Loans outstanding from premium financing declined during 2009 and the six months ended June 30, 2010. The growth of the premium finance subsidiary is uncertain and will require additional capital if it grows. Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital. As introduced above, we have begun a public offering to generate additional funding. We intend to use the proceeds to finance future acquisitions of life insurance companies or blocks of life insurance business, provide up to $2.0 million of capital and/or surplus to TLIC as needed to maintain adequate capital and increase working capital. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.
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
Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
August 12, 2010	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 12, 2010	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer and Chief Accounting Officer