Form 10-Q
period 2010-09-30
First Trinity Financial CORP
filed 2010-11-12
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 5, 2010: 6,151,163 shares

FIRST TRINITY FINANCIAL CORPORATION

Item 1. Consolidated Financial Statements
First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $23,213,629 and $19,772,497 as of September 30, 2010 and December 31, 2009, respectively)	$27,601,246	$22,510,660
Available-for-sale equity securities at fair value (cost: $392,818 and $350,318 as of September 30, 2010 and December 31, 2009, respectively)	569,044	448,484
Mortgage loans on real estate	1,174,142	1,365,953
Investment real estate	3,093,517	3,146,944
Policy loans	355,320	335,022
Other long-term investments	6,495,459	4,975,188

Total investments	39,288,728	32,782,251
Cash and cash equivalents ($325,000 is restricted as to withdrawal as of December 31, 2009)	10,016,408	7,080,692
Certificate of deposit (restricted)	102,273	102,273
Accrued investment income	401,958	340,384
Recoverable from reinsurers	988,527	870,294
Accounts receivable	356,321	273,843
Loans from premium financing	1,274,433	2,749,830
Deferred policy acquisition costs	2,749,157	1,918,994
Value of insurance business acquired	2,568,489	2,778,723
Property and equipment	222,301	82,349
Other assets	1,042,718	837,210

Total assets	$59,011,313	$49,816,843

Liabilities and Shareholders’ Equity
Policy liabilities
Policyholders’ account balances	$28,829,577	24,417,483
Future policy benefits	12,839,741	11,349,640
Policy claims	379,449	289,273
Other policyholder funds	45,530	18,941

Total policy liabilities	42,094,297	36,075,337
Deferred federal income taxes	537,894	159,315
Other liabilities	398,025	331,501

Total liabilities	43,030,216	36,566,153

Shareholders’ Equity
Common stock subscribed, par value $.01 per share, 281,878 shares	2,819	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,805,000 issued and outstanding	58,050	58,050
Additional paid-in capital	15,619,992	13,806,503
Accumulated other comprehensive income	4,275,683	2,867,044
Accumulated deficit	(3,975,447)	(3,480,907)

Total shareholders’ equity	15,981,097	13,250,690

Total liabilities and shareholders’ equity	$59,011,313	$49,816,843

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues
Premiums	$1,434,189	$1,440,654
Income from premium financing	65,132	169,885
Net investment income	596,840	358,920
Net realized investment losses
Total other-than-temporary impairment losses	—	(146,644)
Other net realized investment losses	—	(32,246)

Net realized investment losses	—	(178,890)
Other income	2,721	8,884

Total revenues	2,098,882	1,799,453

Benefits, Claims and Expenses
Benefits and claims	1,251,444	711,574
Acquisition costs deferred	(364,826)	(281,727)
Amortization of deferred acquisition costs	85,251	31,923
Amortization of value of insurance business acquired	71,953	67,239
Commissions	384,979	364,552
Other underwriting, insurance and acquisition expense	784,549	729,934

Total benefits, claims and expenses	2,213,350	1,623,495

Income (loss) before income tax expense (benefit)	(114,468)	175,958

Provision for federal income taxes
Current	—	(26,127)
Deferred	24,884	(15,700)

Total federal income tax expense (benefit)	24,884	(41,827)

Net income (loss)	$(139,352)	$217,785

Net income (loss) per common share basic and diluted	$(0.02)	$0.04

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues
Premiums	$4,418,752	$4,303,746
Income from premium financing	258,636	485,323
Net investment income	1,655,723	1,494,531
Net realized investment gains (losses)
Total other-than-temporary impairment losses	—	(155,923)
Other net realized investment gains (losses)	48,675	(32,246)

Net realized investment gains (losses)	48,675	(188,169)
Other income	25,035	8,884

Total revenues	6,406,821	6,104,315

Benefits, Claims and Expenses
Benefits and claims	3,702,816	2,965,661
Acquisition costs deferred	(1,209,827)	(857,883)
Amortization of deferred acquisition costs	379,340	179,834
Amortization of value of insurance business acquired	210,234	201,718
Commissions	1,247,511	1,031,379
Other underwriting, insurance and acquisition expense	2,512,118	2,746,208

Total benefits, claims and expenses	6,842,192	6,266,917

Loss before income tax expense	(435,371)	(162,602)

Provision for federal income taxes
Current	—	—
Deferred	59,169	143,339

Total federal income tax expense	59,169	143,339

Net loss	$(494,540)	$(305,941)

Net loss per common share basic and diluted	$(0.08)	$(0.05)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(494,540)	$(305,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for depreciation	62,006	59,557
Accretion of discount on investments	(491,133)	(412,262)
Realized investment (gains) losses	(48,675)	188,169
Amortization of policy acquisition cost	379,340	179,834
Policy acquisition cost deferred	(1,209,827)	(857,883)
Amortization of value of business acquired	210,234	201,718
Provision for deferred federal income tax	59,169	143,339
Interest credited on policyholder deposits	895,535	757,815
Change in assets and liabilities
Accrued investment income	(61,574)	(7,681)
Policy loans	(20,298)	(59,996)
Allowance for loan losses	103,601	263,941
Recoverable from reinsurers	(118,233)	8,915
Accounts receivable	(82,478)	(59,437)
Other assets	(205,508)	(586,070)
Future policy benefits	1,490,101	1,031,247
Policy claims	90,176	58,524
Other policyholder funds	26,589	48,362
Other liabilities	66,524	(731,706)

Net cash provided by (used in) operating activities	651,009	(79,555)

Investing activities
Purchase of fixed maturity securities	(4,060,409)	(2,083,832)
Sales and maturity of fixed maturity securities	881,055	1,483,567
Purchase of equity securities	(42,500)	(35,000)
Purchase of mortgage loan	—	(110,000)
Reduction in mortgage loans	193,673	40,319
Purchase of real estate	(117,873)	(49,400)
Sale of real estate	123,500	—
Purchase of other long term investments	(1,889,000)	—
Payments on other long term investments	645,758	600,590
Loans made for premiums financed	(3,184,063)	(8,615,093)
Loans repaid for premiums financed	4,555,859	9,354,104
Purchases of furniture and equipment	(154,160)	(78,122)

Net cash provided by (used in) investing activities	(3,048,160)	507,133

Financing activities
Policyholder account deposits	4,890,708	2,866,570
Policyholder account withdrawals	(1,374,149)	(1,203,486)
Proceeds from public stock offering	1,816,308	—

Net cash provided by financing activities	5,332,867	1,663,084

Increase in cash	2,935,716	2,090,662

Cash and cash equivalents, beginning of period	7,080,692	5,669,795

Cash and cash equivalents, end of period	$10,016,408	$7,760,457

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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
On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities. The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share. The Company will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold. The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions if any occur. The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions.
The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended. As of September 30, 2010, the Company has received gross proceeds of $2,114,085 from the sale of 281,878 shares of its common stock in this offering and incurred $297,777 in offering costs. The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds. These proceeds are now available to the Company. Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2010 or for any other interim period or for any other future year.
Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2009.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.
Investments
Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable deferred taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturity securities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method.
Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable deferred taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
The Company evaluates the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment. For fixed maturity securities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
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
Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized discount. Interest income and the accretion of discount are included in net investment income.
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
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
Deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains and (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis. Generally if no payment is received after one hundred twenty days, all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid. Loan origination fees and costs are charged to expense as incurred.
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
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3% to 4%.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
Net Income (Loss) per Common Share
Net income (loss) per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2010 and 2009 were 5,973,331 and 5,805,000, respectively. The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2010 and 2009 were 5,861,110 and 5,805,000.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Organization and Significant Accounting Policies (continued)
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
Subsequent Events
Management has evaluated all events subsequent to September 30, 2010 through the date that these financial statements have been issued.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy. In addition, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity. ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities. The Company adopted this guidance effective for the first quarter of 2010.
In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). The new guidance requires that an insurance entity capitalize only the following as acquisition costs related directly to the successful acquisition of new or renewal insurance contracts:
1.	Incremental direct costs of contract acquisition.
2.
The portion of an employee’s total compensation and payroll-related fringe benefits related directly to acquisition activities for time spent performing underwriting, policy issuance, policy processing, medical, inspection and sales force contract selling for a contract that has actually been acquired.

3.	Other cost related directly to the acquisition activities described in point 2 above that would not have been incurred by the insurance entity had the acquisition contract transaction not occurred.
4.	Advertising cost that meet the capitalization criteria of Subtopic 340-20.
All other acquisition costs should be charged to expense as incurred. In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company will likely adopt ASU 2010-26 in first quarter 2012. The Company has assessed the guidance and has determined that it will not have a significant financial impact since the Company utilizes a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force. This dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
2. Investments
Investments in available-for sale fixed maturity and equity securities as of September 30, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,921,126	$43,997	$—	$1,965,123
Residential mortgage-backed securities	161,141	13,979	—	175,120
Corporate bonds	20,922,686	4,316,751	—	25,239,437
Foreign bonds	208,676	12,890	—	221,566

Total fixed maturity securities	23,213,629	4,387,617	—	27,601,246
Mutual funds	52,000	38,800	—	90,800
Corporate common stock	340,818	137,426	—	478,244

Total equity securities	392,818	176,226	—	569,044

Total fixed maturity and equity securities	$23,606,447	$4,563,843	$—	$28,170,290

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,921,463	$7,955	$51,235	$1,878,183
Residential mortgage-backed securities	182,835	22,403	—	205,238
Corporate bonds	17,668,199	2,796,431	37,391	20,427,239

Total fixed maturity securities	19,772,497	2,826,789	88,626	22,510,660
Mutual funds	52,000	28,150	—	80,150
Corporate common stock	298,318	70,016	—	368,334

Total equity securities	350,318	98,166	—	448,484

Total fixed maturity and equity securities	$20,122,815	$2,924,955	$88,626	$22,959,144

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
2. Investments (continued)
All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2009 are summarized as follows:

	Less than 12 Months
		Unrealized	Number of
December 31, 2009	Fair Value	Loss	Securities

Fixed maturity securities
Less than 12 months
U.S. Government agency	$1,676,246	$51,235	6
Corporate bonds	742,087	37,391	5

Total fixed maturity securities	$2,418,333	$88,626	11

As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86%. As of September 30, 2010 and December 31, 2009, fixed maturity securities were 86% and 87% investment grade, respectively, as rated by Standard & Poor’s.
There were no fixed maturity securities in an unrealized loss position as of September 30, 2010.
There were no equity securities in an unrealized loss position as of September 30, 2010 and December 31, 2009.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
2. Investments (continued)
Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of income in the periods incurred as the difference between fair value and cost. Based on our review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2010 and recorded two other-than-temporary impairments during the first nine months of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM. The Company impaired its approximate $710,000 par value investment in Cit Group (“CIT”) bonds as a result of a bankruptcy filing by CIT. These impairments were considered fully credit-related, resulting in a charge to the statement of operations before taxes of $155,923 for the nine months ended September 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Net unrealized gains for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Unrealized appreciation on available-for-sale securities	$4,563,843	$2,836,329
Adjustment to deferred acquisition cost	(4,607)	(4,284)
Deferred income taxes	(283,553)	34,999

Net unrealized appreciation on available-for-sale securities	$4,275,683	$2,867,044

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2010, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value

Due in one year or less	$722,551	$776,014
Due in one year through five years	7,152,678	8,361,966
Due after five years through ten years	9,998,104	11,827,781
Due after ten years	5,179,155	6,460,365
Due at multiple maturity dates	161,141	175,120

	$23,213,629	$27,601,246

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
2. Investments (continued)
Proceeds and gross realized gains (losses) from the sales, calls and impairments of fixed maturity available-for-sale securities for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Proceeds	$505,198	$359,215	$881,055	$1,483,567

Gross realized gains	—	3,670	49,112	3,670

Gross realized losses	—	(35,916)	(437)	(35,916)

Other than temporary impairments	—	(146,644)	—	(155,923)
There were no proceeds or gross realized gains (losses) from the sales or impairments of equity securities available-for-sale for the three and nine months ended September 30, 2010 and 2009.
The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2010 and 2009 and the amount of realized investment gains (losses) on fixed maturity and equity securities for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Change in unrealized investment gains
Available-for-sale securities

Fixed maturity securities	$801,957	$1,536,965	$1,649,454	$2,679,404

Equity securities	59,222	48,779	78,060	60,589

Realized investment gains (losses)

Fixed maturity securities	—	(178,890)	48,675	(188,169)

Equity securities	—	—	—	—

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
2. Investments (continued)
Major categories of net investment income for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended Sepember 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fixed maturity securities	$529,005	$405,375	$1,536,087	$1,367,481
Equity securities	4,064	3,779	10,232	11,630
Mortgage loans	23,149	49,456	70,557	99,998
Real estate	83,218	60,428	261,236	181,611
Short-term and other investments	22,101	26,447	50,018	26,447

Gross investment income	661,537	545,485	1,928,130	1,687,167
Investment expenses	(64,697)	(186,565)	(272,407)	(192,636)

Net investment income	$596,840	$358,920	$1,655,723	$1,494,531

3. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date. The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.
The Company holds fixed maturity and equity securities that are measured and reported at fair market value on the statement of financial position. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include fixed maturity and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.
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
September 30, 2010
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
The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 is summarized as follows:

September 30, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$—	$1,965,123	$—	$1,965,123
Residential mortgage-backed securities	—	175,120	—	175,120
Corporate bonds	—	25,239,437	—	25,239,437
Foreign bonds	—	221,566	—	221,566

Total fixed maturity securities	$—	$27,601,246	$—	$27,601,246

Equity securities, available-for-sale
Mutual funds	$90,800	$—	$—	$90,800
Corporate common stock	400,744	—	77,500	478,244

Total equity securities	$491,544	$—	$77,500	$569,044

December 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$—	$1,878,183	$—	$1,878,183
Residential mortgage-backed securities	—	205,238	—	205,238
Corporate bonds	—	20,427,239	—	20,427,239

Total fixed maturity securities	$—	$22,510,660	$—	$22,510,660

Equity securities, available-for-sale
Mutual funds	$80,150	$—	$—	$80,150
Corporate common stock	333,334	—	35,000	368,334

Total equity securities	$413,484	$—	$35,000	$448,484

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
At September 30, 2010 and December 31, 2009, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.
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
The Company’s equity securities are included in Level 1 except for the private placement common stock discussed above and included in Level 3. Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices. The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.
The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the three and nine months ended September 30, 2010 is summarized as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Beginning balance	$35,000	$35,000

Purchase	42,500	42,500

Ending balance	$77,500	$77,500

There were no transfers of securities between Level 1 and Level 2 during the three and nine months ended September 30, 2010 and 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
The estimated fair values of financial instruments, as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Fixed maturity securities	$27,601,246	$27,601,246	$22,510,660	$22,510,660
Equity securities	569,044	569,044	448,484	448,484
Mortgage loans on real estate
Residential	—	—	110,000	110,000
Commercial	1,174,142	1,211,390	1,255,953	1,298,765
Policy loans	355,320	355,320	335,022	335,022
Other long-term investments	6,495,459	6,922,560	4,975,188	5,086,736
Cash and cash equivalents	10,118,681	10,118,681	7,080,692	7,080,692
Loans from premium financing	1,274,433	1,274,433	2,749,830	2,749,830

Liabilities
Policyholders’ account balances	$28,829,577	29,280,782	$24,417,483	22,822,580
Policy claims	379,449	379,449	289,273	289,273
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
The following methods and assumptions were used in estimating the “fair value” disclosures for financial instruments in the accompanying financial statements and notes thereto:
Fixed Maturity and Equity Securities
The fair value of fixed maturity and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
3. Fair Value Measurements (continued)
Loans from Premium Financing
The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Estimated loan losses were $422,427 and $318,826 at September 30, 2010 and December 31, 2009, respectively.
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
The Company’s three operating segments for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Life and annuity insurance operations	$2,030,789	$1,623,620	$6,124,085	$5,612,353
Premium finance operations	66,813	175,832	281,426	491,270
Corporate operations	1,280	1	1,310	692

Total	$2,098,882	$1,799,453	$6,406,821	$6,104,315

Income (loss) before income taxes:
Life and annuity insurance operations	$111,351	$233,576	$264,770	$349,506
Premium finance operations	(114,556)	12,224	(357,912)	(160,667)
Corporate operations	(111,263)	(69,842)	(342,229)	(351,441)

Total	$(114,468)	$175,958	$(435,371)	$(162,602)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
5. Allowance for Loss on Premium Finance Contracts
The progression of the Company’s allowance for loss related to loans from premium financing for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Allowance at beginning of period	$393,446	$191,067	$318,826	$21,305
Additions charged to operations	28,981	(119,328)	103,601	33,786
Direct write downs	—	213,507	—	230,155

Allowance at end of period	$422,427	$285,246	$422,427	$285,246

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
The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2007 through 2009 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.
7. Comprehensive Income
The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(139,352)	$217,785	$(494,540)	$(305,941)

Total net unrealized gains arising during the period	671,479	1,090,195	1,457,314	2,004,406
Less: Net realized investment gains (losses)	—	(178,890)	48,675	(188,169)

Net unrealized gains	671,479	1,269,085	1,408,639	2,192,575

Total comprehensive income	$532,127	$1,486,870	$914,099	$1,886,634

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
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
Investments
Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturity securities is adjusted for amortization of premium and accretion of discount to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in net investment income under the effective yield method.

Equity securities are comprised of common stock and are carried at fair value. The associated unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income. Dividends from these investments are recognized in net investment income when declared.
We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment. For fixed maturity securities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. For equity securities, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.
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
Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized discount. Interest income and the accretion of discount are included in net investment income.
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
Loans from Premium Financing
Loans from premium financing are carried at their outstanding unpaid principal balances, net of unearned interest, charge-offs and an allowance for loan losses. Interest on loans is earned based on the interest method for computing unearned interest. The rule of 78’s is used to calculate the amount of the interest charge to be forgiven in the event that a loan is repaid prior to the agreed upon number of monthly payments. When serious doubt concerning collectability arises, loans are placed on a nonaccrual basis. Generally if no payment is received after one hundred twenty days, all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid. Loan origination fees and costs are charged to expense as incurred.
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
Policyholders’ Account Balances
Our liability for policyholders’ account balances represents the contract values that have accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 3.75% to 6.75%. Interest crediting rates for premium deposit funds range from 3% to 4%.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy. Additionally, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity. ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. We adopted this guidance effective for the first quarter of 2010.
In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”). The new guidance requires that an insurance entity capitalize only the following as acquisition costs related directly to the successful acquisition of new or renewal insurance contracts:
1.	Incremental direct costs of contract acquisition.
2.
The portion of an employee’s total compensation and payroll-related fringe benefits related directly to acquisition activities for time spent performing underwriting, policy issuance, policy processing, medical, inspection and sales force contract selling for a contract that has actually been acquired.

3.	Other cost related directly to the acquisition activities described in point 2 above that would not have been incurred by the insurance entity had the acquisition contract transaction not occurred.
4.	Advertising cost that meet the capitalization criteria of Subtopic 340-20.

All other acquisition costs should be charged to expense as incurred. In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. We will likely adopt ASU 2010-26 in first quarter 2012. We have assessed the guidance and have determined that it will not have a significant financial impact since we utilize a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force. This dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.
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
Please see Note 4 to the Consolidated Financial Statements for additional information regarding segment information.
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
Comparison — Three Months Ended September 30, 2010 and 2009
Revenues
Our primary sources of revenue are life insurance premium income, income from premium financing and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.
Total Revenues
Total consolidated revenues increased 16.6% to $2,098,882 for the three months ended September 30, 2010, an increase of $299,429 from $1,799,453 for the three months ended September 30, 2009. The increase is primarily attributable to a $237,920 increase in net investment income, a $178,890 decrease in net realized investment losses and a $104,753 decrease in income from premium financing.
The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position. The decrease in net realized investment losses primarily relates to the impairments recognized in 2009. The decrease in income from premium financing relates to a decrease in 2010 production of loan agreements and the fraudulent transactions in 2009 by an independent insurance agency.

Premiums
Premiums decreased slightly to $1,434,189 for the three months ended September 30, 2010, a decrease of $6,465 from $1,440,654 for the three months ended September 30, 2009. The results are comparable between periods.
Income from Premium Financing
Income from premium financing decreased 61.7% to $65,132 for the three months ended September 30, 2010, a decrease of $104,753 from $169,885 for the three months ended September 30, 2009. The decrease in income from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.
Net Investment Income
Net investment income increased 66.3% to $596,840 for the three months ended September 30, 2010, an increase of $237,920 from $358,920 for the three months ended September 30, 2009. The increase primarily relates to increased total investments in the consolidated statement of financial position from September 30, 2009 to September 30, 2010.
Net Realized Investment Losses
There were no net realized investment losses for the three months ended September 30, 2010 and $178,890 for the three months ended September 30, 2009. We recognized $32,246 of realized losses on sales of investments and recorded one other-than-temporary impairment during the third quarter of 2009. The Company impaired its approximate $710,000 par value investment in Cit Group (“CIT”) bonds as a result of a bankruptcy filing by CIT. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before taxes of $146,644 for the three months ended September 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Other Income
Other income of $2,721 for the three months ended September 30, 2010 and $8,884 for the three months ended September 30, 2009 is primarily related to service fee income.
Total Benefits, Claims and Expenses
Our benefits, claims and expenses are primarily generated from benefit payments, change in reserves, commissions and operating expenses. Benefit payments can significantly impact expenses from period to period.
Total consolidated benefits, claims and expenses increased 36.3% to $2,213,350 for the three months ended September 30, 2010, an increase of $589,855 from $1,623,495 for the three months ended September 30, 2009. The increase is primarily attributable to a $539,870 increase in benefits and claims.
Benefits and Claims
Benefits and claims increased 75.9% to $1,251,444 for the three months ended September 30, 2010, an increase of $539,870 from $711,574 for the three months ended September 30, 2009. The increase is primarily due to a $364,788 increase in the change in reserves as the policies age, a $144,809 increase in death claims due to increased mortality and a $44,467 increase in the interest credited on annuities related to increased deposits. These increases are partially offset by a $14,194 decline in surrenders related to improved persistency.
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

For the three months ended September 30, 2010 and 2009, capitalized costs were $364,826 and $281,727, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2010 and 2009 was $85,251 and $31,923, respectively. The $83,099 increase in the acquisition costs deferred relates to increased new business production primarily in the final expense product. The $53,328 increase in the amortization of deferred acquisition costs primarily relates to the growing final expense deferred acquisition costs. As the number of final expense policies in force increases, there are more costs to amortize over the premium paying period of the policy.
Amortization of Value of Insurance Business Acquired
The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of value of insurance business acquired increased 7.0% to $71,953 for the three months ended September 30, 2010 from $67,239 for the three months ended September 30, 2009, an increase of $4,714. The slight increase in the amortization of value of insurance business acquired of $4,714 is comparable with the decreasing emerging profits as the number of acquired policies in force gradually lapse and terminate.
Commissions
Commissions increased 5.6% to $384,979 for the three months ended September 30, 2010, an increase of $20,427 compared to $364,552 of commissions for the three months ended September 30, 2009. The increase is due to increased new business production of final expense business.
Other Underwriting, Insurance and Acquisition Expenses
Other underwriting, insurance and acquisition expenses increased 7.5% to $784,549 for the three months ended September 30, 2010, an increase of $54,615 compared to $729,934 for the three months ended September 30, 2009. The increase is primarily due to an increase in underwriting and new business issuance costs related to increased new production of final expense business.
Federal Income Taxes
FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC. TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years. Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2010, the deferred income tax expense was $24,884 with no current income tax expense and for the three months ended September 30, 2009 the deferred income tax benefit was $15,700 and current income tax benefit was $26,127. The 2009 third quarter current tax benefit was the reversal of the current tax expense recorded in second quarter 2009. This was recorded in 2009 when we recognized that the net operating loss carryforwards would exceed any current taxable income.
Net Income (Loss) and Net Income (Loss) per Common Share Basic and Diluted
For the three months ended September 30, 2010 there were net losses of $139,352 compared to net income of $217,785 for the three months ended September 30, 2009. The net income (loss) per common share basic and diluted for the three months ended September 30, 2010 and 2009 was $(0.02) and $0.04, respectively, based upon 5,973,331 and 5,805,000 weighted average common shares basic and diluted outstanding and subscribed for the three months ended September 30, 2010 and 2009, respectively.
Business Segments
Life and Annuity Insurance Operations
Revenues from Life and Annuity Insurance Operations increased 25.1% to $2,030,789 for the three months ended September 30, 2010, an increase of $407,169 from $1,623,620 for the three months ended September 30, 2009. The increase in revenue between third quarter 2010 and 2009 primarily relates to increased investment income and decreased realized and impairment losses.

The income before income taxes from Life and Annuity Insurance Operations was $111,351 and $233,576 for the three months ended September 30, 2010 and 2009, respectively. The $122,225 decreased income between third quarter 2010 and 2009 is primarily due to increased change in reserves and increased interest credited on annuity products that exceeded increased investment income and decreased realized and impairment losses.
Premium Finance Operations
Revenues from Premium Financing Operations decreased 62.0% to $66,813 for the three months ended September 30, 2010, a decrease of $109,019 from $175,832 for the three months ended September 30, 2009. The decrease in revenues from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.
The loss before income taxes from Premium Finance Operations was $(114,556) for the three months ended September 30, 2010 and $12,224 of income before income taxes for the three months ended September 30, 2009. The $126,780 negative variance is primarily attributable to a decrease in production of loan agreements with no corresponding decrease in the costs associated with Premium Finance Operations.
Corporate Operations
Revenues from corporate operations were $1,280 and $1 for the three months ended September 30, 2010 and 2009, respectively. This $1,279 increase is primarily due to an increase in net investment income.
The loss before income taxes from Corporate Operations was $(111,263) and $(69,842) for the three months ended September 30, 2010 and 2009, respectively. The $41,421 increased loss is primarily attributable to an increase in professional fees and employee health benefits.
Comparison — Nine Months Ended September 30, 2010 and 2009
Revenues
Our primary sources of revenue are life insurance premium income, income from premium financing and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.
Total Revenues
Total consolidated revenues increased 5.0% to $6,406,821 for the nine months ended September 30, 2010, an increase of $302,506 from $6,104,315 for the nine months ended September 30, 2009. The increase is primarily attributable to a $236,844 increase in net realized gains in excess of losses, $161,192 increase in net investment income, $115,006 increase in premiums and $16,151 increase in other income that exceeded a $226,687 decline in income from premium financing.
The increased realized gains in excess of losses represent the recording of impairments during the first nine months of 2009 and the differences in investment sales activity during the nine months ended September 30, 2009. The increased investment income primarily relates to increased total investments in the consolidated statement of financial position. The increase in premiums relates to increased new business production of final expense business and increased renewal premiums. The other income increase is primarily due to the sale of a fixed asset. The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.
Premiums
Premiums increased 2.7% to $4,418,752 for the nine months ended September 30, 2010, an increase of $115,006 from $4,303,746 for the nine months ended September 30, 2009. The increase relates to increased new business production of final expense business and increased renewal premiums.

Income from Premium Financing
Income from premium financing decreased 46.7% to $258,636 for the nine months ended September 30, 2010, a decrease of $226,687 from $485,323 for the nine months ended September 30, 2009. The decrease in income from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.
Net Investment Income
Net investment income increased 10.8% to $1,655,723 for the nine months ended September 30, 2010, an increase of $161,192 from $1,494,531 for the nine months ended September 30, 2009. The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position. However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.
Net Realized Investment Gains (Losses)
Net realized investment gains were $48,675 for the nine months ended September 30, 2010 and net realized losses of $188,169 for the nine months ended September 30, 2009. The increased gains in excess of losses represent the results of investment call activity during the first nine months of 2010 and 2009 and losses from investment impairments during the first nine months of 2009. We recorded $48,675 of realized gains during the first nine months of 2010 compared to net realized losses of $32,246 during the first nine months of 2009. We recorded two other-than-temporary impairments during the first nine months of 2009. The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM and approximately $710,000 par value investment in Cit Group (“CIT”) bonds as a result of a bankruptcy filing by CIT. Both of these impairments were considered fully credit-related, resulting in a charge to the statement of operations before taxes of $155,923 for the nine months ended September 30, 2009. This charge represented the difference between the amortized cost basis of the securities and fair value.
Other Income
Other income of $25,035 for the nine months ended September 30, 2010 is primarily related to the approximate $17,000 gain on the sale of a fixed asset. Other income was $8,884 for the nine month ended September 30, 2009.
Total Benefits, Claims and Expenses
Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.
Total consolidated benefits, claims and expenses increased 9.2% to $6,842,192 for the nine months ended September 30, 2010, an increase of $575,275 from $6,266,917 for the nine months ended September 30, 2009. The increase is primarily attributable to a $737,155 increase in benefits and claims and a $216,132 increase in commissions that exceeded a $234,090 decrease in other underwriting, insurance and acquisition expenses and a $143,922 increase in net deferred acquisitions costs capitalized net of the amortization of deferred acquisition costs and the amortization of value of business acquired.
Benefits and Claims
Benefits and claims increased 24.9% to $3,702,816 for the nine months ended September 30, 2010, an increase of $737,155 from $2,965,661 for the nine months ended September 30, 2009. The increase is primarily due to a $449,551 increase in the change in reserves as the policies age, an $182,458 increase in death claims due to increased mortality and a $125,342 increase in the interest credited on annuities related to increased deposits. These increases are partially offset by a $20,196 decline in surrenders related to improved persistency.

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
For the nine months ended September 30, 2010 and 2009, capitalized costs were $1,209,827 and $857,883, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2010 and 2009 was $379,340 and $179,834, respectively. The $351,944 increase in the acquisition costs deferred relates to increased new business production primarily in the final expense business. The $199,506 increase in the amortization of deferred acquisition costs primarily relates to the growing final expense deferred acquisition costs. As the number of final expense policies in force increases, there are more costs to amortize over the premium paying period of the policy.
Amortization of Value of Insurance Business Acquired
The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $210,234 and $201,718 for the nine months ended September 30, 2010 and 2009, respectively. The slight increase in the amortization of value of insurance business acquired of $8,516 is comparable with the decreasing emerging profits as the number of acquired policies in force gradually lapse and terminate.
Commissions
Commissions increased 21.0% to $1,247,511 for the nine months ended September 30, 2010, an increase of $216,132 compared to $1,031,379 of commissions for the nine months ended September 30, 2009. The increase is due to increased new business production of final expense business.
Other Underwriting, Insurance and Acquisition Expenses
Other underwriting, insurance and acquisition expenses decreased 8.5% to $2,512,118 for the nine months ended September 30, 2010, a decrease of $234,090, compared to $2,746,208 for the nine months ended September 30, 2009. The decrease is primarily due to a decrease in loan losses and other operating expenses in the premium finance operations. In addition, in December 2009 there was a statement of financial position reclassification of the building from property and equipment to investment real estate. The expenses related to owning and administering the building are now recorded as investment expenses instead of being recorded as insurance expenses. Through 2009, the building served as the home office of FLAC.
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
For the nine months ended September 30, 2010, deferred income tax expense was $59,169 with no current income tax expense and for the nine months ended September 30, 2009 deferred income tax expense was $143,339 with no current income tax expense.
Net Loss and Net Loss per common share basic and diluted
For the nine months ended September 30, 2010 and 2009 there were net losses of $494,540 and $305,941, respectively. The net loss per common share basic and diluted for the nine months ended September 30, 2010 and 2009 was $0.08 and $0.05, respectively, based upon 5,861,110 and 5,805,000 weighted average common shares basic and diluted outstanding and subscribed for the nine months ended September 30, 2010 and 2009, respectively.

Business Segments
Life and Annuity Insurance Operations
Revenues from Life and Annuity Insurance Operations increased 9.1% to $6,124,085 for the nine months ended September 30, 2010, an increase of $511,732 from $5,612,353 for the nine months ended September 30, 2009. The increase in revenue between the first nine months of 2010 and 2009 primarily relates to increased investment income, decreased realized and impairment losses and increased new business production of final expense business and increased renewal premiums.
The income before income taxes from Life and Annuity Insurance Operations was $264,770 and $349,506 for the nine months ended September 30, 2010 and 2009, respectively. The $84,736 decreased income for the first nine months of 2010 compared to 2009 is primarily due to increased benefits, claims and expenses in excess of increased premiums, increased net investment income and increased net gains in excess of net investment losses.
Premium Finance Operations
Revenues from Premium Financing Operations decreased 42.7% to $281,426 for the nine months ended September 30, 2010, a decrease of $209,844 from $491,270 for the nine months ended September 30, 2009. The decrease in revenues from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.
The loss before income taxes from Premium Finance Operations was $357,912 and $160,667 for the nine months ended September 30, 2010 and 2009, respectively. The $197,245 increased loss is primarily attributable to an increase in allowance for loan losses that occurred in first quarter 2010 and a decrease in production of loan agreements with no corresponding decrease in the costs associated with Premium Finance Operations.
Corporate Operations
Revenues from corporate operations were $1,310 and $692 for the nine months ended September 30, 2010 and 2009, respectively. This $618 increase is primarily due to an increase in net investment income.
The loss before income taxes from Corporate Operations was $342,229 and $351,441 for the nine months ended September 30, 2010 and 2009, respectively.
Consolidated Financial Condition
As of September 30, 2010, our available-for-sale fixed maturity securities had a fair value of $27,601,246 and amortized cost of $23,213,629 compared to a fair value of $22,510,660 and an amortized cost of $19,772,497 as of December, 31, 2009. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders’ equity within “Accumulated Other Comprehensive Income.” The fixed maturity securities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.
As of September 30, 2010, our available-for-sale equity securities had a fair value of $569,044 compared to a fair value of $448,484 as of December 31, 2009. The cost of the equity securities were $392,818 and $350,318 as of September 30, 2010 and December 31, 2009, respectively. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected within “Accumulated Other Comprehensive Income.” The equity securities portfolio is invested in a variety of companies.
As of September 30, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,174,142; investment real estate of $3,093,517; policy loans of $355,320 and other long-term investments of $6,495,459. As of December 31, 2009, we held the following additional invested assets: mortgage loans on real estate of $1,365,953; investment real estate of $3,146,944; policy loans of $335,022 and other long-term investments of $4,975,188. In December 2009 there was a statement of financial position reclassification of the building from property and equipment to investment real estate. The other long-term investments are comprised of lottery prize receivables.
Total investments were $39,288,728 and $32,782,251 as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, the Company held loans from premium financing of $1,274,433 and $2,749,830, respectively. The loan balances as of September 30, 2010 and December 31, 2009 are net of unearned interest of $35,850 and $72,144, respectively, and allowance for loan losses as of September 30, 2010 and December 31, 2009 of $422,427 and $318,826, respectively.
The progression of the Company’s loans from premium financing for the nine months ended September 30, 2010 and for the year ended December 31, 2009 is summarized as follows:

	September 30, 2010	December 31, 2009

Balance, beginning of year	$3,140,800	$4,848,845
Loans financed	3,030,839	9,313,585
Unearned interest added to loans	153,224	493,647
Capitalized fees and interest reversed	(61,532)	(53,176)
Payment of loans and unearned interest	(4,530,621)	(11,462,101)

Ending loan balance including unearned interest	1,732,710	3,140,800
Unearned interest included in ending loan balances	(35,850)	(72,144)

Loan balance net of unearned interest	1,696,860	3,068,656
Less allowance for loan loss	(422,427)	(318,826)

Loan balance net of unearned interest and allowance for loan losses at the end of the year	$1,274,433	$2,749,830

Deferred policy acquisition costs were $2,749,157 and $1,918,994 as of September 30, 2010 and December 31, 2009, respectively. Policy acquisition expenses related to new insurance sales were capitalized in the amount of $1,209,827 and $857,883 for the nine months ended September 30, 2010 and 2009, respectively. Amortization of deferred acquisition costs for the nine months ended September 30, 2010 and 2009 was $379,340 and $179,834, respectively.
The value of insurance business acquired was $2,568,489 and $2,778,723 as of September 30, 2010 and December 31, 2009, respectively. Amortization of value of insurance business acquired for the nine months ended September 30, 2010 and 2009 was $210,234 and $201,718, respectively.
Total policy liabilities as of September 30, 2010 and December 31, 2009 were $42,094,297 and $36,075,337, respectively. Approximately 99% of the 2010 and 2009 total consists of policyholders’ account balances and future policy benefit liabilities. Total liabilities as of September 30, 2010 and December 31, 2009 were $43,030,216 and $36,566,153, respectively.
Liquidity and Capital Resources
Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through September 30, 2010, we have received approximately $17,589,000 from the sale of our shares. Our operations have not been profitable and have generated more than $3,975,000 of operating losses since we were incorporated in 2004.
At September 30, 2010, we had cash and cash equivalents totaling $10,016,408. The majority of our excess funds have been invested in money market mutual funds. As of September 30, 2010, cash and cash equivalents of $6,520,440 of the total $10,016,408 are held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of certain dividend or intercompany transactions to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity to pay a dividend in 2010 without prior approval. There were no dividends paid or a return of capital to the parent company in 2009 or so far in 2010.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2010 and December 31, 2009. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.
During the nine months ended September 30, 2010 and 2009, cash and cash equivalents increased $2,935,716 and $2,090,662, respectively. Our operating activities for the nine months ended September 30, 2010 provided $651,009 of cash compared to $79,555 of cash used in operations during the nine months ended September 30, 2009. The increase in cash provided by operations in 2010 can be primarily attributed to the increase in policy acquisition costs net of amortization and future policy benefits. Cash used in investing activities for the nine months ended September 30, 2010 was $3,048,160 and cash provided by investing activities was $507,133 for the nine months ended September 30, 2009. Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $5,332,867 and $1,663,084, respectively. The increase resulted from a net increase in policy deposits for the nine months ended September 30, 2010 and 2009 and net proceeds from the stock offering for the nine months ended September 30, 2010.
Shareholders’ equity at September 30, 2010 was $15,981,097 compared to $13,250,690 at December 31, 2009. The increase is due to an increase in fair value of fixed maturity and equity security investments, available-for-sale net of applicable income taxes and proceeds from the stock offering of $2,114,085 less $297,777 of offering costs. Equity per common share outstanding and subscribed increased 15.4% to $2.63 as of September 30, 2010 compared to $2.28 per share at December 31, 2009, based upon 6,086,878 common shares outstanding and subscribed as of September 30, 2010 and 5,805,000 outstanding common shares as of December 31, 2009.
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
We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive insurance products. Our investment portfolio recovered from the disruptions in the capital markets and had net unrealized gains of $4,275,683 as of September 30, 2010 and $2,867,044 as of December 31, 2009.
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
On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities. The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share. The Company will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold. The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions if any occur. The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions. The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended. As of September 30, 2010, the Company has received gross proceeds of $2,114,085 from the sale of 281,878 shares of its common stock in this offering and incurred $297,777 in offering costs. The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds. These proceeds are now available to the Company. Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

We are not aware of any commitments or unusual events that could materially impact our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.
We believe that our existing cash and cash equivalents at September 30, 2010 will be sufficient to fund our anticipated operating expenses. Loans outstanding from premium financing declined during 2009 and have continued to decline during the nine months ended September 30, 2010 as we have decreased production of premium financing contracts. The growth of the premium finance subsidiary is uncertain and will require additional capital if it grows. Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital. As introduced above, we have begun a public offering to generate additional funding. We intend to use the proceeds to finance future acquisitions of life insurance companies or blocks of life insurance business, provide up to $2.0 million of capital and/or surplus to TLIC as needed to maintain adequate capital and increase working capital. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.
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
Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation
November 12, 2010	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 12, 2010	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer and Chief Accounting Officer