Form 10-K
period 2010-12-31
First Trinity Financial CORP
filed 2011-03-31
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period From          to          .

Commission file number  000-52613

FIRST TRINITY FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Oklahoma	34-1991436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer number)

7633 East 63rd Place, Suite 230 Tulsa, Oklahoma 74133
(Address of principal executive offices)

(918) 249-2438
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class
None

Securities registered pursuant to section 12(g) of the Exchange Act:
Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☐     Accelerated filer:  ☐     Non accelerated filer:  ☐     Smaller reporting company:  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 28, 2011: 6,798,758 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC”) is the holding company of Trinity Life Insurance Company and First Trinity Capital Corporation.

FTFC was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005 the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for a $12,750,000 intrastate public stock offering, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

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

The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended.  As of December 31, 2010, the Company has received gross proceeds of $3,362,325 from the subscription of 448,310 shares of its common stock in this offering and incurred $486,730 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to the Company.  Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

The Company purchased First Life America Corporation (“FLAC”) on December 23, 2008 and had statutory capital and surplus of $2,700,455 at December 31, 2008.  On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC”) and FLAC were merged, with FLAC being the surviving company.  Immediately following the merger, FLAC changed its name to Trinity Life Insurance Company (“TLIC”).  After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma.  FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.

TLIC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest.  TLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products.  The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years.  The term products can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee.  The final expense product is issued as either a simplified issue or as a graded benefit policy, determined by underwriting.  The final expense products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.

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

The Company was a development stage company until commencing operations in 2007.  Significant net losses have been incurred since inception.  At December 31, 2010, the Company had an accumulated deficit of $3,389,571.  The losses have resulted primarily from costs incurred while raising capital and establishing the subsidiary companies as well as losses resulting from issuing and administering new and renewal life insurance policies.

Acquisition of Other Companies

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC Acquisition”).  The FLAC acquisition was accounted for as a purchase.  The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000).  The FLAC acquisition was financed with the working capital of FTFC.  On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department.

Financial Information about Segments

Our business is comprised of three primary operating business segments: Life and Annuity Insurance Operations, Premium Finance Operations and Corporate Operations.  Results for the parent holding company, after elimination of intercompany amounts, are allocated to the corporate operations segment.

See Note 12 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2010 and 2009.

Life and Annuity Insurance Operations

Our Life and Annuity Insurance Operations consists of issuing ordinary whole life insurance, modified premium whole life with an annuity rider, term, final expense, accidental death and dismemberment and annuity products.  The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a Graded Benefit, determined by underwriting.

Old TLIC entered into an administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on January 11, 2007.  Under the terms of this agreement, IHLIC provided services that included underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of OLD TLIC.  The agreement was effective for a period of five (5) years.  However, the agreement was terminated after the merger with FLAC and replaced with a new TLIC administrative services agreement dated May 28, 2009 that provides the same services as the terminated agreement with Old TLIC.  The new agreement terminates on January 31, 2012 and may be terminated at any time with a 180 day prior notice.

We seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.  The majority of our inforce business results from the acquisition of FLAC.  We market our products through independent agents.

The following table sets forth our direct collected premiums by state, for each state in which we are licensed, for the years ended December 31, 2010 and 2009, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC.

	2010
State	Life		Annuity
Illinois	$504,128	8%	$11,500	0%
Kansas	1,912,919	30%	2,596,393	42%
Kentucky	105,531	2%	-	-
Nebraska	108,450	2%	6,500	-
North Dakota	120,800	2%	1,793,832	29%
Ohio	605,955	10%	600	-
Oklahoma	1,836,252	29%	985,933	16%
Texas	1,027,304	16%	831,800	13%
All other	95,760	1%	12,185	0%
Total direct collected premium	$6,317,099	100%	$6,238,743	100%

	2009
State	Life		Annuity
Illinois	$419,054	7%	$39,349	1%
Kansas	1,795,227	29%	1,880,059	51%
Kentucky	109,560	2%	-	0%
Nebraska	80,998	1%	12,275	0%
North Dakota	90,808	2%	539,828	15%
Ohio	567,676	9%	1,250	0%
Oklahoma	1,996,268	32%	681,292	18%
Texas	1,011,839	17%	471,525	13%
All other	84,905	1%	69,702	2%
Total direct collected premium	$6,156,335	100%	$3,695,280	100%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification.  TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company, Munich American Reassurance Company, Optimum Re Life Company and Wilton Reassurance Company.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re Life Company, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World.  The agreement provides for automatic retrocession of coverage in excess of Optimum Re Life Company’s retention on business ceded to Optimum Re Life Company by the other parties to the Reinsurance Pool.  TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000.   As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

Effective September 29, 2005, FLAC and Wilton Reassurance Company executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Reassurance Company on a 50/50 quota share original term coinsurance basis.  The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005.  Wilton Reassurance Company agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Reassurance Company as they are collected.  As of June 24, 2006, Wilton Reassurance Company terminated the reinsurance agreement for new business issued after the termination date.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC remains primarily liable for the entire amount at risk.

Competition

The U.S. life insurance industry is a mature industry that, in recent years, has experienced little to no growth. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation.  In addition, legislation became effective in the United States that permits commercial banks, insurance companies and investment banks to combine.  These factors have increased competitive pressures in general.

Many domestic life insurance companies have significantly greater financial, marketing and other resources, longer business histories and more diversified lines of insurance products than we do.  We also face competition from companies marketing in person as well as with direct mail and Internet sales campaigns.  Although we may be at a competitive disadvantage to these entities, we believe that our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of products.

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

TLIC can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent.  These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.

Oklahoma has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters.  Under the Oklahoma statutes, TLIC may not during any year pay dividends on common stock to the parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of capital and surplus at the end of the preceding year, without the consent of the Oklahoma Commissioner of Insurance.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity to pay a dividend in 2011 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2010 and 2009.

There are certain factors particular to the life insurance business which may have an adverse effect on the statutory operating results of TLIC.  One such factor is that the costs associated with issuing a new policy in force is usually greater than the first year’s policy premium.  Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

Premium Finance Operations

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

FTCC was capitalized with $4,000,000 from FTFC.  The Company engages in the premium finance business, independent of its life insurance business.  FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  FTCC has contracted with over 200 insurance agencies to finance their casualty insurance premiums for approximately 30 agencies.  There is no guarantee that these agencies will write contracts with FTCC.  FTCC is not dependent on a single customer or a few major customers.  SIS, our property and casualty insurance agency, writes commercial and personal lines of insurance, primarily in the state of Mississippi.

Premium finance companies are regulated by the individual states with no uniformity among state regulations. Commercial insurance premium finance transactions are not regulated directly in Oklahoma.  Consumer insurance premium finance transactions are considered a consumer credit sale and are subject to the Oklahoma Uniform Consumer Credit Code.  Therefore the regulation of the transaction is by the Oklahoma Department of Consumer Credit under the consumer credit laws.  FTCC is regulated by the Department of Banking in Mississippi.

Finance companies are subject to interest rate fluctuations.  An increase in the cost of funds or a decrease in interest rates that FTCC can charge could affect the net return.

The premium financing business is highly competitive in every channel in which FTCC competes.  FTCC competes with large financial institutions most of which may have greater financial, marketing and other resources than FTCC.  FTCC has targeted the niche market of small business and individual consumer casualty insurance financing and faces competition with many specialty financing businesses.  Some competitors are affiliated with property and casualty writing agencies and may have advantageous marketing relationships with their affiliates.

Employees

As of March 11, 2011, the Company had ten full time employees and two part time employees.

Item 2. Properties

The Company leased approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008, leased approximately 200 square feet on a month-to-month basis during 2009 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office leases as amended, the monthly rent expense for the 2,517 square feet was $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010, $3,251 from July 1, 2010 through September 30, 2010 and $7,897 from October 1, 2010 through September 30, 2015.  The month to month lease was $300 per month and the 950 square feet lease was $1,225 per month.  The Company incurred rent expense of $72,855 and $43,809 for the years 2010 and 2009, respectively.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for the years 2011 through 2014 and $71,073 in 2015.

TLIC occupied approximately 7,500 square feet of its building in Topeka, Kansas until December 2009. Effective December 24, 2009, TLIC entered into a five year lease with a tenant for this space with an option to renew for five additional years.  The monthly lease payments are as follows:  $8,888 in 2010, $9,130 in 2011 and 2012 and $9,371 in 2013 and 2014.  TLIC has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.

Effective August 29, 2005, TLIC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew, if not terminated on or after August 15, 2010, for another five years with a 90 day notice to terminate the lease by the lessee. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

The future minimum lease payments to be received under non cancelable lease agreements are $241,302, $146,760, $149,652, $149,652 and $24,800 for the years 2011 through 2015, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

   As of March 28, 2011 there were approximately 4,000 shareholders of the Company’s outstanding common stock.

(ii)	Dividends

The Company has not paid any cash dividends since inception (April 19, 2004).  The Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers a dividend policy.  Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries.  Provisions of the Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and TLIC, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries' capital and surplus available to support policyholder obligations.  See Item 1. "Business - Governmental Regulation."  In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders will receive a share of Common Stock for each 20 shares of common stock of the Company they hold.  The dividend is payable to the holders of shares of the Corporation as of March 10, 2011.  Fractional shares will be rounded to the nearest whole number of shares.  It is anticipated that approximately 324,000 shares will be issued in connection with the stock dividend that will result in accumulated deficit being charged by approximately $2,430,000 with an offsetting credit of approximately $2,430,000 to common stock and additional paid-in capital.

(iii)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)	None

(c)	No share repurchases were made.

Item 7.  Management’s Discussion and Analysis of Financial Condition, Results of Operation and Liquidity and Capital Resources

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

Our profitability in the life insurance segment is a function of its ability to accurately price the policies that it writes, adequately value life insurance business acquired and administer life insurance company acquisitions at an expense level that validates the acquisition cost.  Profitability in the premium financing segment is dependent on the Company’s ability to compete in that sector, maintain low administrative costs and minimize losses.

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

Deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized.  This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.

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

While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy and changes in interest rates.  The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by us in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis.

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

At December 31, 2010 and 2009 there was $604,958 and $333,493, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  We expect to amortize the value of insurance business acquired by the following amounts over the next five years:  $257,729 in 2011, $211,579 in 2012, $197,041 in 2013, $184,256 in 2014 and $173,500 in 2015.

Policyholders’ Account Balances

Our liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date.  This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance.  Interest crediting rates for individual annuities range from 3.75% to 6.75%.  Interest crediting rates for premium deposit funds range from 3% to 4%.

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

3.	Other costs related directly to the acquisition activities described in point 2 above that would not have been incurred by the insurance entity had the acquisition contract transaction not occurred.
4.	Advertising costs that meet the capitalization criteria of Subtopic 340-20.

All other acquisition costs should be charged to expense as incurred.  In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company will likely adopt ASU 2010-26 in first quarter 2012.  The Company has assessed the guidance and has determined that it will not have a significant financial impact since the Company utilizes a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force.  This current dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.  Once adopted, the above defined acquisition costs will only be capitalized directly related to the successful acquisition of new or renewal insurance contracts.  After adoption, these acquisition costs will be amortized on the statement of operations when the related policies are no longer in force.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology.  Our business segments are as follows:

●	Life and annuity insurance operations, consisting of the operations of TLIC;
●	Premium finance operations, consisting of the operations of FTCC and SIS; and
●	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.

Please see Note 12 to the Consolidated Financial Statements for additional information regarding segment data.

Results of Operations

The Company acquired FLAC as of December 23, 2008 and Old TLIC was merged into FLAC with the name of FLAC being changed to TLIC during 2009.

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

FTCC and the Company continued to investigate the facts and circumstances relating to any fraudulent loans and financial transactions in 2010 and will continue to seek restitution for any losses.

Revenues

Our primary sources of revenue are life insurance premium income, income from premium financing and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total Revenues

Total consolidated revenues increased 3.3% to $8,821,306 for the year ended December 31, 2010, an increase of $278,514 from $8,542,792 for the year ended December 31, 2009.  The increase is primarily attributable to a $345,710 increase in net realized investment gains in excess of losses, $218,809 increase in net investment income, $34,679 increase in premiums and a $2,836 increase in other income that exceeded a $323,520 decline in income from premium financing.

The increased net realized investment gains in excess of losses represent the recording of $155,364 of impairments during 2009 and the differences in net realized investment gains and losses during 2009 compared to 2010 (net realized investment gains of $159,300 in 2010 and net realized investment losses of $31,046 in 2009).  The increased investment income primarily relates to increased total investments in the consolidated statement of financial position.   The increase in premiums relates to increased new business production of final expense business and increased renewal premiums.  The other income increase is primarily due to increased service fees.  The decrease in income from premium financing relates to a decrease in production and fraudulent transactions in 2009 by an independent insurance agency.

Premiums

Premiums increased 0.6% to $5,895,030 for the year ended December 31, 2010, an increase of $34,679 from $5,860,351 for the year ended December 31, 2009.  The increase relates to increased final expense first year premium production of $282,000 and increased final expense and whole life and term renewal premium production of $173,000 and $72,000, respectively, that exceeded decreased first year whole life and term premiums of $492,000.  This decrease in first year production of whole life and term premiums is due to the focus of the captive agency forces on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 55.5% to $259,296 for the year ended December 31, 2010, a decrease of $323,520 from $582,816 for the year ended December 31, 2009.  The decrease in income from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.

Net Investment Income

Net investment income increased 9.8% to $2,441,334 for the year ended December 31, 2010, an increase of $218,809 from $2,222,525 for the year ended December 31, 2009.  The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.

Net Realized Investment Gains (Losses)

Net realized investment gains were $159,300 for the year ended December 31, 2010 compared to net realized investment losses of $186,410 for the year ended December 31, 2009, an increased net gain of $345,710.  The increased net gains in excess of net losses is due to call activity and planned sales of specific securities during 2010 and 2009 combined with the 2009 losses from investment impairments.  We recorded $159,300 of net realized investment gains during 2010 compared to net realized investment losses of $31,046 during 2009.  In addition, we recorded $155,364 of other-than-temporary impairment losses in 2009 and none in 2010.

The investment markets were very volatile at the end of 2008 and throughout 2009 due to the credit crisis and economic downturn.  There has been a recovery in the investments markets in 2010.  We recorded no other-than-temporary impairments in 2010.  We recorded two other-than-temporary impairments during the 2009.  The Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM and approximately $710,000 par value investment in Cit Group (“CIT”) bonds as a result of a bankruptcy filing by CIT.  Both of these impairments were considered fully credit-related, resulting in a charge to the statement of operations before taxes of $155,364 for the year ended December 31, 2009.  This charge represented the difference between the amortized cost basis of the securities and fair value.

Other Income

Other income was $66,346 and $63,510, respectively, for the years ended December 31, 2010 and 2009, an increase of $2,836.  The increase is primarily due to a $5,000 increase in service fees in 2010 compared to 2009.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 4.8% to $8,936,496 for the year ended December 31, 2010, a decrease of $447,548 from $9,384,044 for the year ended December 31, 2009.  The decrease is primarily attributable to a $1,141,889 decrease in other underwriting, insurance and acquisition expenses and a $358,734 increase in net deferred acquisitions costs capitalized net of the amortization of deferred acquisition costs and the amortization of value of business acquired that exceeded an $829,537 increase in benefits and claims and a $223,538 increase in commissions.

Benefits and Claims

Benefits and claims increased 19.6% to $5,063,553 for the year ended December 31, 2010, an increase of $829,537 from $4,234,016 for the year ended December 31, 2009.  The increase is primarily due to a $544,883 increase in the change in reserves as the policies age, a $155,131 increase in the interest credited on annuities related to increased deposits in excess of withdrawals, an $83,312 increase in surrenders related to the growth in the number of policies and a $46,211 increase in death claims due to slightly increased mortality related to the growth in the number of policies.

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

For the years ended December 31, 2010 and 2009, capitalized costs were $1,773,199 and $1,478,104, respectively.  Amortization of deferred policy acquisition costs for the years ended December 31, 2010 and 2009 was $451,349 and $452,960, respectively.  The $295,095 increase in the acquisition costs deferred relates to increased new business production primarily in the final expense business.  The $1,611 decrease in the amortization of deferred acquisition costs primarily reflects improving persistency in the whole life and term business reflected in the increased renewal premiums in 2010 compared to 2009.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $271,465 and $333,493 for the years ended December 31, 2010 and 2009, respectively.  The decrease in the amortization of value of insurance business acquired of $62,028 reflects improving persistency in the whole life and term business reflected in the increased renewal premiums in 2010 compared to 2009.

Commissions

Commissions increased 15.4% to $1,673,975 for the year ended December 31, 2010, an increase of $223,538 compared to $1,450,437 of commissions for the year ended December 31, 2009.  The increase is primarily due to increased new business production of final expense business.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 26.0% to $3,249,353 for the year ended December 31, 2010, a decrease of $1,141,889, compared to $4,391,242 for the year ended December 31, 2009.  The decrease is primarily due to an approximate $479,000 decrease in loan losses and other operating expenses in the premium finance operations from 2009 to 2010 due to the significant reduction in the number of loans made and a close monitoring of the collectability of the outstanding premium finance loans.  There were also decreases in office and other expenses and salaries and benefits of approximately $413,000 and $111,000, respectively, from 2009 to 2010 related to the closing of the FLAC operations in Topeka, Kansas during 2009 combined with a cost containment and control program throughout 2010.  In addition, there was also a reduction in professional fees from 2009 to 2010 of approximately $131,000 related to completion of the conversion of FLAC systems and business evaluation during 2009 resulting in less 2010 usage of actuarial, finance and computer consultants combined with less use of outside legal resources throughout 2010.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the year ended December 31, 2010, deferred income tax benefit was $206,526 with no current income tax expense and for the year ended December 31, 2009 deferred income tax expense was $49,139 with no current income tax expense.

Net Loss and Net Loss Per Common Share Basic and Diluted

For the year ended December 31, 2010 there was net income of $91,336 compared to a net loss of $890,391 for the year ended December 31, 2009.  The net income per common share basic and diluted for the year ended December 31, 2010 was $0.01, based upon 6,235,407 weighted average common shares basic and diluted outstanding and subscribed for the year ended December 31, 2010.  The net loss per common share basic and diluted for the year ended December 31, 2009 was $0.15, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the year ended December 31, 2009.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and payable to holders of shares of the Company as of March 10, 2011.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 7.6% to $8,495,479 for the year ended December 31, 2010, an increase of $596,814 from $7,898,665 for the year ended December 31, 2009.  The increase in 2010 revenue over 2009 revenue primarily relates to increased investment income, decreased realized and impairment losses and increased new business production of final expense business and increased whole life and term renewal premiums.

The income before income taxes from Life and Annuity Insurance Operations was $736,035 and $219,889 for the years ended December 31, 2010 and 2009, respectively.  The $516,146 increased income for 2010 compared to 2009 is primarily due to decreased insurance and underwriting expenses, increased net investment income, increased net investment gains in excess of net investment losses and increased capitalization of deferred acquisition costs in excess of the related amortization.  These items that increased income were reduced by increases in benefits, claims and commissions.

Premium Finance Operations

Revenues from Premium Finance Operations (including SIS commissions classified as other income of $47,404 and $57,084 in 2010 and 2009, respectively) decreased 49.6% to $323,816 for the year ended December 31, 2010, a decrease of $318,913 from $642,729 for the year ended December 31, 2009.  The decrease in revenues from premium financing relates to a decrease in production of loan agreements and fraudulent transactions in 2009 by an independent insurance agency.

The loss before income taxes from Premium Finance Operations was $340,395 and $619,613 for the years ended December 31, 2010 and 2009, respectively.  The $279,218 decreased loss is primarily attributable to a decrease in allowance for loan losses and a decrease in production of loan agreements with no significant corresponding decrease in the costs associated with Premium Finance Operations.

Corporate Operations

Revenues from corporate operations were $2,011 and $1,398 for the years ended December 31, 2010 and 2009, respectively.  This $613 increase is primarily due to an increase in net investment income.

The loss before income taxes from Corporate Operations was $510,830 and $441,528 for the years ended December 31, 2010 and 2009, respectively.  The $69,302 increased loss from 2009 to 2010 is primarily due to use of consultants and corporate staffing focus on preparation for the public offering of our common stock to Oklahoma residents that began on June 29, 2010.

Consolidated Financial Condition

As of December 31, 2010, our available-for-sale fixed maturity securities had a fair value of $26,623,318 and amortized cost of $23,183,633 compared to a fair value of $22,510,660 and an amortized cost of $19,772,497 at December 31, 2009.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income”.  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.

As of December 31, 2010, our available-for-sale equity securities had a fair value of $529,314 compared to a fair value of $448,484 at December 31, 2009.  The cost of available-for-sale equity securities were $347,353 and $350,318 as of December 31, 2010 and 2009, respectively.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income”.  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of December 31, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,156,812; investment real estate of $3,077,520; policy loans of $367,284 and other long-term investments of $6,886,529.  As of December 31, 2009, we held the following additional invested assets: mortgage loans on real estate of $1,365,953; investment real estate of $3,146,944; policy loans of $335,022 and other long-term investments of $4,975,188.  The other long-term investments are comprised of lottery prize receivables.

Total investments were $38,640,777 and $32,782,251 as of December 31, 2010 and December 31, 2009, respectively.

Deferred policy acquisition costs were $3,234,285 and $1,918,994 as of December 31, 2010 and 2009, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $1,773,199 and $1,478,104 for the years ended December 31, 2010 and 2009, respectively.  Amortization of deferred acquisition costs for the years ended December 31, 2010 and 2009 was $451,349 and $452,960, respectively.

The value of insurance business acquired was $2,507,258 and $2,778,723 as of December 31, 2010 and 2009, respectively.  Amortization of value of insurance business acquired for the years ended December 31, 2010 and 2009 was $271,465 and $333,493, respectively.

As of December 31, 2010 and 2009, we held loans from premium financing of $1,143,977 and $2,749,830, respectively. The loan balances at December 31, 2010 and 2009, respectively, are net of unearned interest of $35,519 and $72,144 and allowance for loan losses of $443,071 and $318,826.

The progression of the Company’s loans from premium financing for the years ended December 31, 2010 and 2009 is summarized as follows:

	December 31, 2010	December 31, 2009
Balance, beginning of year	$3,140,800	$4,848,845
Loans financed	3,486,083	9,313,585
Unearned interest added to loans	199,595	493,647
Capitalized fees and interest reversed	(57,384)	(53,176)
Payment of loans and unearned interest	(5,146,527)	(11,462,101)

Ending loan balance including unearned interest	1,622,567	3,140,800
Unearned interest included in ending loan balances	(35,519)	(72,144)

Loan balance net of unearned interest	1,587,048	3,068,656
Less allowance for loan loss	(443,071)	(318,826)

Loan balance net of unearned interest and
allowance for loan losses at the end of the year	$1,143,977	$2,749,830

As of December 31, 2010, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $977,397; accrued investment income of $385,948; accounts receivable of $357,979; property and equipment of $102,374 and other assets of $1,151,315.  As of December 31, 2009, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $870,294; accrued investment income of $340,384; accounts receivable of $273,843; property and equipment of $82,349 and other assets of $837,210.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

Total liabilities as of December 31, 2010 and 2009 were $44,932,914 and $36,566,153, respectively.

Total policy liabilities as of December 31, 2010 were $44,115,568 and were composed of policyholders’ account balances of $30,261,070; future policy benefits of $13,444,284; policy claims of $367,306 and premiums paid in advance of  $42,908.  Total policy liabilities as of December 31, 2009 were $36,075,337 and were composed of policyholders’ account balances of $24,417,483; future policy benefits of $11,349,640; policy claims of $289,273 and premiums paid in advance of  $18,941.

The liability for deferred federal income taxes was $293,221 and $159,315 at December 31, 2010 and 2009, respectively.  Other liabilities as of December 31, 2010 and 2009 were $524,125 and $331,501, respectively.  Other assets include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2010, we received $18,837,000 from the sale of our shares. Our operations have not been profitable and have generated more than $3,389,000 of losses from operations since we were incorporated in 2004 as shown in the accumulated deficit balance in the December 31, 2010 statement of financial position.

As of December 31, 2010, we had cash and cash equivalents totaling $12,985,278.  The majority of our excess funds have been invested in money market mutual funds.  At December 31, 2010, cash and cash equivalents of $8,897,115 of the total $12,985,278 were held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity to pay a dividend in 2011 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2009 or in 2010.  As of December 31, 2009, we had cash and cash equivalents totaling $7,080,692.  At December 31, 2009, cash and cash equivalents of $5,903,258 of the total $7,080,692 were held by TLIC.

The Federal Deposit insurance Corporation currently insures all non-interest bearings accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

During the years ended December 31, 2010 and 2009, cash and cash equivalents increased $5,904,586 and $1,410,897, respectively.  Our operating activities for the year ended December 31, 2010 provided $1,220,685 of cash compared to $324,405 of cash used in operations during the year ended December 31, 2009.  The increase in cash provided by operations in 2010 is primarily due to increased net investment income and decreased underwriting, insurance and acquisition expenses that exceeded increased benefits and claims.  Cash used in investing activities for the year ended December 31, 2010 was $2,809,417 and cash used by investing activities was $425,022 for the year ended December 31, 2009.  Net cash provided by financing activities for the years ended December 31, 2010 and 2009 was $7,493,318 and $2,160,324, respectively.  The 2010 increase in cash provided by financing activities resulted from a net increase in policy deposits for the year ended December 31, 2010 and the net proceeds from the 2010 public stock offering that commenced on June 29, 2010.

Shareholders’ equity at December 31, 2010 was $16,655,947 compared to $13,250,690 at December 31, 2009.  The increase is due to an increase in fair value of fixed maturity and equity security investments, available-for-sale net of applicable income taxes and proceeds from the public stock offering that commenced on June 29, 2010 of $3,362,325 less $486,730 of offering costs.  Equity per common share outstanding and subscribed increased 17.1% to $2.54 as of December 31, 2010 compared to $2.17 per share at December 31, 2009, based upon 6,565,976 common shares outstanding and subscribed as of December 31, 2010 and 6,095,250 outstanding common shares as of December 31, 2009.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and payable to holders of shares of the Company as of March 10, 2011.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,621,646 and $2,836,329 as of December 31, 2010 and 2009, respectively, prior to the impact of  income taxes and deferred acquisition cost adjustments.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  Accordingly, we believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  At December 31, 2010 cash and fixed-maturity investments with maturities of less than one year equaled 31.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency.  Upon meeting certain tests, which TLIC met during 2010 and 2009, the SVL also requires the Company to perform annual cash flow testing for TLIC.  This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios.  The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Our marketing plan could be modified to emphasize certain product types and reduce others.  New business levels could be varied in order to find the optimum level.  We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.  We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC which are limited by law to the lesser of prior year net operating income or 10% of prior year-end capital and surplus unless specifically approved by the controlling insurance department, (3) dividends from FTCC and (4) corporate borrowings, if necessary.

We have used the majority of our capital provided from the public stock offerings to expand the premium finance business and to acquire a life insurance company.  The operations of TLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

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

On June 29, 2010, we commenced a public offering of our common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of our common stock for $7.50 per share.  We will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold.  We have registered an additional 133,334 shares of our common stock to cover over subscriptions if any occur.  The sale of all the additional shares would provide us with an additional $850,000 after reduction for offering expenses and sales commissions.  The offering will end on June 28, 2011, unless all the shares are sold before then or the offering is extended.  As of December 31, 2010, the Company has received gross proceeds of $3,362,325 from the sale of 448,310 shares of our common stock in this offering and incurred $486,730 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to us.  Future proceeds from the sale of shares of our common stock in this public offering will be available to us without being held in escrow.

We are not aware of any commitments or unusual events that could materially effect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents at December 31, 2010 will be sufficient to fund our anticipated operating expenses.  Loans outstanding from premium financing declined during 2009 and have continued to decline during 2010 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and will require additional capital if it grows.  Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital.  As introduced above, we have begun a public offering to generate additional funding.  We intend to use the proceeds to finance future acquisitions of life insurance companies or blocks of life insurance business, provide up to $2.0 million of capital and/or surplus to TLIC as needed to maintain adequate capital and increase working capital.  We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements

Forward Looking Information

We caution readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Statements using verbs such as "expect", "anticipate", "believe" or words of similar import generally involve forward-looking statements.  Without limiting the foregoing, forward-looking statements include statements which represent our beliefs concerning future levels of sales and redemptions of our products, investment spreads and yields or the earnings and profitability of our activities.

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

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 23, 2011

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2010	December 31, 2009

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $23,183,633 and $19,772,497 as of December 31, 2010 and 2009, respectively)	$26,623,318	$22,510,660
Available-for-sale equity securities at fair value (cost: $347,353 and $350,318 as of December 31, 2010 and 2009, respectively)	529,314	448,484
Mortgage loans on real estate	1,156,812	1,365,953
Investment real estate	3,077,520	3,146,944
Policy loans	367,284	335,022
Other long-term investments	6,886,529	4,975,188
Total investments	38,640,777	32,782,251
Cash and cash equivalents ($65,000 is restricted as to withdrawal as of December 31, 2010 and 2009)	12,985,278	7,080,692
Certificate of deposit (restricted)	102,273	102,273
Accrued investment income	385,948	340,384
Recoverable from reinsurers	977,397	870,294
Accounts receivable	357,979	273,843
Loans from premium financing	1,143,977	2,749,830
Deferred policy acquisition costs	3,234,285	1,918,994
Value of insurance business acquired	2,507,258	2,778,723
Property and equipment	102,374	82,349
Other assets	1,151,315	837,210
Total assets	$61,588,861	$49,816,843

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$30,261,070	24,417,483
Future policy benefits	13,444,284	11,349,640
Policy claims	367,306	289,273
Premiums paid in advance	42,908	18,941
Total policy liabilities	44,115,568	36,075,337
Deferred federal income taxes	293,221	159,315
Other liabilities	524,125	331,501
Total liabilities	44,932,914	36,566,153

Shareholders' Equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,805,000 issued and outstanding as of December 31, 2010 and 2009, and 448,310 subscribed as of December 31, 2010	62,533	58,050
Additional paid-in capital	16,677,615	13,806,503
Accumulated other comprehensive income	3,305,370	2,867,044
Accumulated deficit	(3,389,571)	(3,480,907)
Total shareholders' equity	16,655,947	13,250,690
Total liabilities and shareholders' equity	$61,588,861	$49,816,843

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Revenues
Premiums	$5,895,030	$5,860,351
Income from premium financing	259,296	582,816
Net investment income	2,441,334	2,222,525
Net realized investment losses
Total other-than-temporary impairment losses	-	(155,364)
Other net realized investment gains (losses)	159,300	(31,046)
Net realized investment gains (losses)	159,300	(186,410)
Other income	66,346	63,510
Total revenues	8,821,306	8,542,792

Benefits, Claims and Expenses
Benefits and claims	5,063,553	4,234,016
Policy acquisition costs deferred	(1,773,199)	(1,478,104)
Amortization of deferred policy acquisition costs	451,349	452,960
Amortization of value of insurance business acquired	271,465	333,493
Commissions	1,673,975	1,450,437
Other underwriting, insurance and acquisition expense	3,249,353	4,391,242
Total benefits, claims and expenses	8,936,496	9,384,044

Loss before deferred federal income tax expense (benefit)	(115,190)	(841,252)

Deferred federal income tax expense (benefit)	(206,526)	49,139

Net income (loss)	$91,336	$(890,391)

Net income (loss) per common share basic and diluted	$0.01	$(0.15)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

			Accumulated
	Common	Additional	Other		Total
	Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Income	Deficit	Equity
Balance at January 1, 2009	$58,050	$13,806,503	$2,733	$(2,590,516)	$11,276,770

Comprehensive income:
Net loss	-	-	-	(890,391)	(890,391)
Change in net unrealized appreciation on available-for-sale securities	-	-	2,864,311	-	2,864,311

Total comprehensive income	-	-	-	-	1,973,920

Balance at December 31, 2009	58,050	13,806,503	2,867,044	(3,480,907)	13,250,690

Subscriptions of common stock	4,483	2,871,112			2,875,595
Comprehensive income:
Net income	-	-	-	91,336	91,336
Change in net unrealized appreciation on available-for-sale securities	-	-	438,326	-	438,326

Total comprehensive income	-	-	-	-	529,662

Balance at December 31, 2010	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Operating activities
Net income (loss)	$91,336	$(890,391)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for depreciation	81,768	79,643
Accretion of discount on investments	(692,415)	(564,296)
Realized investment (gains) losses	(159,300)	186,410
Amortization of policy acquisition cost	451,349	452,960
Policy acquisition cost deferred	(1,773,199)	(1,478,104)
Amortization of value of insurance business acquired	271,465	333,493
Provision for deferred federal income tax	(206,526)	49,139
Interest credited on policyholder deposits	1,225,864	1,067,592
Change in assets and liabilities
Accrued investment income	(45,564)	4,685
Policy loans	(32,262)	(81,930)
Allowance for loan losses	124,245	297,521
Recoverable from reinsurers	(107,103)	13,917
Accounts receivable	(84,136)	(94,144)
Other assets	(314,105)	(574,817)
Future policy benefits	2,094,644	1,727,795
Policy claims	78,033	(54,196)
Premiums paid in advance	23,967	(1,294)
Other liabilities	192,624	(798,388)
Net cash provided by (used in) operating activities	1,220,685	(324,405)

Investing activities
Purchase of fixed maturity securities	(4,859,909)	(4,054,880)
Sales and maturity of fixed maturity securities	1,868,930	2,556,904
Purchase of equity securities	(42,500)	(136,565)
Sale of equity securities	65,592	-
Purchase of mortgage loan	-	(110,000)
Reduction in mortgage loans	209,141	86,742
Purchase of real estate	(117,873)	(141,483)
Sale of real estate	123,500	-
Purchase of other long term investments	(2,724,500)	(1,206,500)
Payments on other long term investments	1,224,591	975,424
Purchase of certificate of deposit	-	(2,273)
Loans made for premiums financed	(3,628,294)	(9,860,038)
Loans repaid for premiums financed	5,109,902	11,515,277
Purchases of furniture and equipment	(37,997)	(47,630)
Net cash used in investing activities	(2,809,417)	(425,022)

Financing activities
Policyholder account deposits	6,382,876	3,699,270
Policyholder account withdrawals	(1,765,153)	(1,538,946)
Proceeds from public stock offering	2,875,595	-
Net cash provided by financing activities	7,493,318	2,160,324

Increase in cash	5,904,586	1,410,897

Cash and cash equivalents, beginning of period	7,080,692	5,669,795
Cash and cash equivalents, end of period	$12,985,278	$7,080,692

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation is the parent holding company of Trinity Life Insurance Company and First Trinity Capital Corporation.

First Trinity Financial Corporation, (the “Company”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  If all shares are sold, the Company will receive $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions if any occur.  The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions.

The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended.  As of December 31, 2010, the Company has received gross proceeds of $3,362,325 from the subscription of 448,310 shares of its common stock in this offering and incurred $486,730 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to the Company.  Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

The Company purchased First Life America Corporation (“FLAC”) on December 23, 2008.  On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC”) and FLAC, were merged, with FLAC being the surviving company.  Immediately following the merger, FLAC changed its name to Trinity Life Insurance Company (“TLIC”).  After the merger, the Company has two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma.  FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Significant Accounting Policies (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to current year classifications.  These reclassifications had no effect on previously reported net income or shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Investments

Fixed maturity securities are comprised of bonds that are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income.  The amortized cost of fixed maturity securities available-for-sale is adjusted for amortization of premium and accretion of discount to maturity.  Interest income, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method.  The amortized cost of fixed maturity securities available-for-sale is written down to fair value when a decline in value is considered to be other-than-temporary.

Equity securities available-for-sale are comprised of common stock and are carried at fair value.  The associated unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.  The cost of equity securities available-for-sale is written down to fair value when a decline in value is considered to be other-than-temporary.  Dividends from these investments are recognized in net investment income when declared.

The Company evaluates the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity.  If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities available-for-sale, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management's judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on mortgage loan payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Significant Accounting Policies (continued)

Likewise, if a change occurs in the Company’s intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that the Company will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result.

If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortizes the reduced book value back to the security's expected recovery value over the remaining term of the bond.  The Company continues to review the security for further impairment that would prompt another write-down in the value.

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

Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized premium or discount.  Interest income and the amortization of premium and accretion of discount are included in net investment income.

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

Deferred acquisition costs related to annuities that subject the Company to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies.  To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to annuities, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

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
December 31, 2010 and 2009

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

Property and Equipment

Property and equipment are carried at amortized cost.  Office furniture and equipment is recorded at cost or fair value at acquisition less accumulated depreciation using the straight-line method over the estimated useful life of the respective assets of 3 to 7 years.  Leasehold improvements are recorded at cost and amortized over the remaining non cancelable lease term.

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
December 31, 2010 and 2009

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

At December 31, 2010 and 2009 there was $604,958 and $333,493, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  We expect to amortize the value of insurance business acquired by the following amounts over the next five years:  $257,729 in 2011, $211,579 in 2012, $197,041 in 2013, $184,256 in 2014 and $173,500 in 2015.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, notes receivable and customer account balances receivable.  Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications and unearned investment income.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Significant Accounting Policies (continued)

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders will receive a share of Common Stock for each 20 shares of common stock of the Company they hold.  The dividend is payable to the holders of shares of the Corporation as of March 10, 2011.  Fractional shares will be rounded to the nearest whole number of shares.  It is anticipated that approximately 324,000 shares will be issued in connection with the stock dividend that will result in accumulated deficit being charged by approximately $2,430,000 with an offsetting credit of approximately $2,430,000 to common stock and additional paid-in capital.

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

Net Income (Loss) per Common Share

Net income (loss) per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2010 and 2009 were 6,235,407 and 6,095,250, respectively.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and payable to holders of shares of the Company as of March 10, 2011.

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

In addition, deferred acquisition costs related to limited-payment long-duration annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from available-for-sale securities had actually been realized.  This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to December 31, 2010 through the date that these financial statements have been issued.

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

3.	Other costs related directly to the acquisition activities described in point 2 above that would not have been incurred by the insurance entity had the acquisition contract transaction not occurred.
4.	Advertising costs that meet the capitalization criteria of Subtopic 340-20.

All other acquisition costs should be charged to expense as incurred.  In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company will likely adopt ASU 2010-26 in first quarter 2012.  The Company has assessed the guidance and has determined that it will not have a significant financial impact since the Company utilizes a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force.  This current dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.  Once adopted, the above defined acquisition costs will only be capitalized directly related to the successful acquisition of new or renewal insurance contracts.  After adoption, these acquisition costs will be amortized on the statement of operations when the related policies are no longer in force.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2010 and December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,121,014	$19,442	$31,495	$1,108,961
Residential mortgage-backed securities	153,176	38,327	-	191,503
Corporate bonds	21,700,965	3,422,257	11,623	25,111,599
Foreign bonds	208,478	2,777	-	211,255
Total fixed maturity securities	23,183,633	3,482,803	43,118	26,623,318
Mutual funds	52,000	34,800	-	86,800
Corporate common stock	295,353	147,161	-	442,514
Total equity securities	347,353	181,961	-	529,314

Total fixed maturity and equity securities	$23,530,986	$3,664,764	$43,118	$27,152,632

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government agency	$1,921,463	$7,955	$51,235	$1,878,183
Residential mortgage-backed securities	182,835	22,403	-	205,238
Corporate bonds	17,668,199	2,796,431	37,391	20,427,239
Total fixed maturity securities	19,772,497	2,826,789	88,626	22,510,660
Mutual funds	52,000	28,150	-	80,150
Corporate common stock	298,318	70,016	-	368,334
Total equity securities	350,318	98,166	-	448,484

Total fixed maturity and equity securities	$20,122,815	$2,924,955	$88,626	$22,959,144

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2010 and 2009 are summarized as follows:

	Less than 12 Months
		Unrealized	Number of
December 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$718,021	$31,495	2
Corporate bonds	749,795	11,623	3

Total fixed maturity securities	$1,467,816	$43,118	5

		Unrealized	Number of
December 31, 2009	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$1,676,246	$51,235	6
Corporate bonds	742,087	37,391	5

Total fixed maturity securities	$2,418,333	$88,626	11

As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.  As of December 31, 2009, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 86%.  As of both December 31, 2010 and 2009, fixed maturity securities were 87% investment grade as rated by Standard & Poor’s.

There were no equity securities in an unrealized loss position as of December 31, 2010 and December 31, 2009.

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

For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors.  The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings.  The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss).  Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of operations.  Any other-than-temporary impairments on equity securities are recorded in the consolidated statements of operations in the periods incurred as the difference between fair value and cost.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments (continued)

Based on our review, the Company experienced no other-than-temporary impairments during the year ended December 31, 2010.

The Company recorded two other-than-temporary impairments during 2009.  During the second quarter of 2009, the Company impaired its $200,000 par value General Motors (“GM”) bond as a result of a bankruptcy filing by GM.  This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $8,659 as of June 30, 2009.  This charge represents the difference between the amortized cost basis of the security and its fair value.  During the third quarter 2009, the Company recorded a second other-than-temporary impairment relative to Cit Group (“CIT”) bonds with a total par value of $710,000.  These CIT bonds were written down to their fair value at September 30, 2009.  The Company determined that the entire loss was credit related and recognized a realized loss of $146,705 in the statement of operations.  These bonds defaulted on October 30, 2009.  The Company experienced no additional other-than-temporary impairments during 2009.

Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2010, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
Unrealized appreciation on available-for-sale securities	$3,621,646	$2,836,329
Adjustment to deferred acquisition costs	(10,843)	(4,284)
Deferred income taxes	(305,433)	34,999

Net unrealized appreciation on available-for-sale securities	$3,305,370	$2,867,044

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2010, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$787,178	$812,961
Due in one year through five years	7,366,837	8,441,033
Due after five years through ten years	9,721,078	11,107,361
Due after ten years	5,155,364	6,070,460
Due at multiple maturity dates	153,176	191,503
	$23,183,633	$26,623,318

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and impairments of fixed maturity available-for-sale securities for the years ended December 31, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities
	2010	2009	2010	2009

Proceeds	$1,868,930	$2,556,904	$65,592	$-

Gross realized gains	140,032	5,323	20,128	-

Gross realized losses	(860)	(36,369)	-	-

Other than temporary impairments	-	(155,364)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2010 and 2009 and the amount of realized investment gains (losses) on fixed maturity and equity securities for the years ended December 31, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009
Change in unrealized investment gains

Available-for-sale securities

Fixed maturity securities	$701,522	$2,734,022

Equity securities	83,795	98,166

Other than temporary impairment losses	-	(155,364)

Other realized investment gains (losses)

Fixed maturity securities	139,172	(31,046)

Equity securities	20,128	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Residential loans	$-	0.00%	$110,000	8.05%

Commercial loans
Retail stores	$765,065	66.14%	$851,607	62.35%
Office buildings	391,747	33.86%	404,346	29.60%

Total commercial loans	1,156,812	100.00%	1,255,953	91.95%

Total mortgage loans	$1,156,812	100.00%	$1,365,953	100.00%

The 2009 residential loan was located in Mississippi and commercial loans are geographically concentrated in the states of Colorado (99%) and Arizona (1%) at December 31, 2010.

There were no loans more than 90 days past due at December 31, 2010.  There were no mortgage loans in default at December 31, 2010 and there was no allowance for losses at December 31, 2010 and 2009.

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas.  A 20,000 square foot office building has been constructed on approximately one-half of this land.  TLIC occupied approximately 7,500 square feet of the building until it was leased to a third party effective December 24, 2009 and the remaining 12,500 square feet is leased.

The Company’s investment real estate as of December 31, 2010 and 2009 is summarized as follows:

	December 31, 2010	December 31, 2009
Land and improvements	$3,204,422	$3,210,050
Less - accumulated depreciation	(126,902)	(63,106)

Investment real estate, net of accumulated depreciation	$3,077,520	$3,146,944

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $6,886,529 and $4,975,188 as of December 31, 2010 and 2009, respectively.  The lottery prize cash flows are assignment of the future rights from lottery winners at a discounted price.  Payments on these investments are made by state run lotteries.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.	Investments (continued)

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, at December 31, 2010 are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,545,698	$1,308,930
Due in one year through five years	3,631,099	3,998,188
Due in five years through ten years	1,364,343	1,581,454
Due after ten years	345,389	534,547
	$6,886,529	$7,423,119

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
Florida	$316,649	$347,274
Illinois	863,519	1,047,617
Indiana	391,451	465,977
Kentucky	165,360	170,103
Massachusetts	2,489,977	2,345,406
New York	2,244,228	431,209
Pennsylvania	415,345	-
Texas	-	147,808
Washington	-	19,794
	$6,886,529	$4,975,188

Investment Income and Investment Gains and Losses

Major categories of net investment income for the years ended December 31, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009

Fixed maturity securities	$2,107,980	$1,803,860
Equity securities	14,361	15,503
Mortgage loans	94,133	119,607
Real estate	344,850	244,703
Short-term and other investments	65,803	44,134

Gross investment income	2,627,127	2,227,807

Investment expenses	(185,793)	(5,282)

Net investment income	$2,441,334	$2,222,525

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.	Fair Value Measurements

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include fixed maturity and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain private equity investments and asset-backed securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.	Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2010 and 2009 is summarized as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,108,961	$-	$1,108,961
Residential mortgage-backed securities	-	191,503	-	191,503
Corporate bonds	-	25,111,599	-	25,111,599
Foreign bonds	-	211,255	-	211,255

Total fixed maturity securities	$-	$26,623,318	$-	$26,623,318

Equity securities, available-for-sale
Mutual funds	$-	$86,800	$-	$86,800
Corporate common stock	365,014	-	77,500	442,514

Total equity securities	$365,014	$86,800	$77,500	$529,314

December 31, 2009	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,878,183	$-	$1,878,183
Residential mortgage-backed securities	-	205,238	-	205,238
Corporate bonds	-	20,427,239	-	20,427,239

Total fixed maturity securities	$-	$22,510,660	$-	$22,510,660

Equity securities, available-for-sale
Mutual funds	$80,150	$-	$-	$80,150
Corporate common stock	333,334	-	35,000	368,334

Total equity securities	$413,484	$-	$35,000	$448,484

At December 31, 2010, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  At December 31, 2009, Level 3 financial instruments consisted of one private placement common stock that had no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and equity securities available-for-sale are primarily based on prices supplied by its custodian bank.  The custodian bank utilizes a third party pricing service to provide quoted prices in the market which use observable inputs in developing such rates.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.	Fair Value Measurements (continued)

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

The Company’s equity securities are included in Level 1 except for mutual funds included in Level 2 and the private placement common stocks discussed above and included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds is appropriate since they are not actively traded as of December 31, 2010 and as such were moved from Level 1 to Level 2 during 2010.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the years ended December 31, 2010 and 2009 is summarized as follows:

	Year Ended December 31,
	2010	2009

Beginning balance	$35,000	$-

Purchases	42,500	35,000

Ending balance	$77,500	$35,000

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.	Fair Value Measurements (continued)

Fair Value of Financial Instruments

The estimated fair values of financial instruments, as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity securities	$26,623,318	$26,623,318	$22,510,660	$22,510,660
Equity securities	529,314	529,314	448,484	448,484
Mortgage loans on real estate
Residential	-	-	110,000	110,000
Commercial	1,156,812	1,192,284	1,255,953	1,298,765
Policy loans	367,284	367,284	335,022	335,022
Other long-term investments	6,886,529	7,423,119	4,975,188	5,086,736
Cash and cash equivalents	12,985,278	12,985,278	7,080,692	7,080,692
Loans from premium financing	1,143,977	1,143,977	2,749,830	2,749,830

Liabilities
Policyholders' account balances	$30,261,070	28,700,425	$24,417,483	22,730,469
Policy claims	367,306	367,306	289,273	289,273

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
December 31, 2010 and 2009

3.	Fair Value Measurements (continued)

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach.  Projected cash flows are discounted using applicable rates.

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $443,071 and $318,826 as of December 31, 2010 and 2009, respectively.

Investment Contracts – Policyholders’ Account Balances

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

4.	Certificate of Deposit Pledged and Special Deposits

TLIC has a $65,000 letter of credit from a bank.  The letter of credit expires on December 31, 2011 and interest is accrued on the outstanding principal balance.  The Company pledged a certificate of deposit with a market value of $65,000 as collateral for the letter of credit.  There were no amounts borrowed against this letter of credit. The letter of credit was obtained solely to secure the issuance of standby letters of credit.  The standby letters of credit are used to guarantee reserve credits taken by Optimum Re Insurance Company (“Optimum Re”).

TLIC is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At December 31, 2010 and 2009, these required deposits totaled $2,643,506 and $2,393,687, respectively.

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

Unearned interest was $35,519 and $72,144 as of December 31, 2010 and 2009, respectively.  Allowances for loan losses were $443,071 and $318,826 at December 31, 2010 and 2009, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

5.	Loans from Premium Financing (continued)

The company’s credit losses related to loans from premium financing as of December 31, 2010 and 2009 is summarized as follows:

	December 31, 2010	December 31, 2009
Allowance at beginning of period	$318,826	$21,305
Additions charged to operations	124,245	297,521

Allowance at end of period	$443,071	$318,826

On August 6, 2009, the Company was made aware of potentially fraudulent loans and financial transactions made by an independent agency that did business with the Company’s wholly owned subsidiary, FTCC.  The fraudulent loans and financial transactions totaled $1,293,450.  The independent agency and its owner assigned assets having an estimated fair value of $622,377 to cover loan losses.  Assets received were mortgage loan on real estate of $110,000, investment real estate of $141,483, property and equipment including an office building of $24,017, furniture and equipment of $2,000, accounts of property and casualty insurance agency of $150,000 and accounts receivable of $194,877.

In addition, the independent agency endorsed and deposited $326,479 of checks issued by FTCC in the agency’s bank account that were payable to other third parties for insurance premiums.  FTCC recovered these funds from the banks due to improper endorsement.

FTCC recorded losses related to loans originated by this agency net of assets received of $344,594 that has been recognized in the December 31, 2009 financial statements.  FTCC and the Company continued to investigate the facts and circumstances relating to any fraudulent loans and financial transactions in 2010 and continue to seek restitution for any losses.

6.	Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Balance, beginning of year	$1,918,994	$898,134
Capitalization of commissions, sales and issue expenses	1,773,199	1,478,104
Amortization	(451,349)	(452,960)
Deferred acquisition costs allocated to investment	(6,559)	(4,284)

Balance, end of year	$3,234,285	$1,918,994

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

7.	Federal Income Taxes

The Company files a consolidated federal income tax return with FTCC and does not file a consolidated return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the filing group for five years.

There was no current federal income tax expense for the years 2010 and 2009.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Deferred tax liabilities:
Net unrealized investment gains	$305,433	$-
Deferred policy acquisition costs	386,061	147,097
Reinsurance recoverable	195,007	173,561
Investment real estate	31,902	19,487
Other long-term investments	28,275	37,216
Value of insurance business acquired	501,452	555,745
Property and equipment	878	11,920
Other	3,758	18,335

Total deferred tax liabilities	1,452,766	963,361

Deferred tax assets:
Net unrealized investment losses	-	34,999
Policyholders' account balance and future policy benefits	598,161	277,276
Policy claims	21,588	14,664
Other	36,454	4,521
Alternative minimum tax carryforward	2,155	-
Net operating loss carryforward	1,790,233	1,644,319
Net capital loss carryforward	199,099	26,995

Total deferred tax assets	2,647,690	2,002,774

Valuation allowance	(1,488,145)	(1,198,728)

Net deferred tax assets	1,159,545	804,046

Net deferred tax liabilities	$293,221	$159,315

FTFC has net operating loss carry forwards of approximately $4,376,897 expiring in 2019 through 2025.  TLIC has net operating loss carry forwards of approximately $1,510,442, expiring in 2018 through 2025.  Net operating loss carry forwards of $926,226 (included in the TLIC amount above), expiring in 2018 through 2023 and capital loss carry forwards of $63,727, expiring in 2011 and 2013, remain from the acquisition of FLAC are available to offset future taxable income.  The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

7.	Federal Income Taxes (continued)

The Company has no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2007 through 2010 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

Reinsurance assumed and ceded amounts for TLIC for 2010 and 2009 are summarized as follows:

	2010	2009
Premiums assumed	$32,157	$31,943
Commissions and expense allowances	120	113
Benefits assumed	5,593	10,599
Reserve credits assumed	50,147	48,319
Inforce amount assumed	24,807,969	25,916,794

Premiums ceded	389,866	416,282
Commissions and expense allowances	26,796	31,604
Benefits ceded	238,828	222,425
Reserve credits ceded	731,031	785,411
Inforce amount ceded	44,869,095	47,349,732

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.	Property and Equipment

Property and equipment as of December 31, 2010 and 2009 is summarized as follows:

	December 31, 2010	December 31, 2009
Land and improvements	$-	$27,064
Furniture and fixtures	161,904	100,990

Total property and equipment	161,904	128,054
Less - accumulated depreciation	(59,530)	(45,705)

Property and equipment net of accumulated depreciation	$102,374	$82,349

10.	Leases

The Company leased approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008, leased approximately 200 square feet on a month-to-month basis during 2009 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office leases as amended, the monthly rent expense for the 2,517 square feet was $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010, $3,251 from July 1, 2010 through September 30, 2010 and $7,897 from October 1, 2010 through September 30, 2015.  The month to month lease was $300 per month and the 950 square feet lease was $1,225 per month.  The Company incurred rent expense of $72,855 and $43,809 for the years 2010 and 2009, respectively.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for the years 2011 through 2014 and $71,073 in 2015.

TLIC occupied approximately 7,500 square feet of its building in Topeka, Kansas until December 2009. Effective December 24, 2009, TLIC entered into a five year lease with a tenant for this space with an option to renew for five additional years.  The monthly lease payments are as follows:  $8,888 in 2010, $9,130 in 2011 and 2012 and $9,371 in 2013 and 2014.  TLIC has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. The lease agreement calls for minimum monthly base lease payments of $15,757.

Effective August 29, 2005, TLIC executed a lease agreement with a tenant for 2,500 square feet. The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on August 15, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

The future minimum lease payments to be received under the above non cancelable lease agreements are $241,302, $146,760, $149,652, $149,652 and $24,800 for the years 2011 through 2015, respectively

11.	Shareholders’ Equity and Statutory Accounting Practices

The insurance subsidiary is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma Insurance Department.  Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.  Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

11.	Shareholders’ Equity and Statutory Accounting Practices(continued)

The statutory net loss for TLIC amounted to $449,123 and $882,176 for the years ended December 31, 2010 and 2009, respectively.  The statutory surplus of TLIC was $4,316,574 and $4,327,428 as of December 31, 2010 and 2009, respectively.  Old TLIC and TLIC are subject to Oklahoma laws and FLAC was subject to Kansas laws which limit the amount of dividends that insurance companies can pay to stockholders without approval of the respective Departments of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity to pay a dividend in 2011 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2010 and 2009.

12.	Segment Data

Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  The Company’s three operating segments for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2010	2009
Revenues:
Life and annuity insurance operations	$8,495,479	$7,898,665
Premium finance operations	323,816	642,729
Corporate operations	2,011	1,398

Total	$8,821,306	$8,542,792
Income (loss) before income taxes:
Life and annuity insurance operations	$736,035	$219,889
Premium finance operations	(340,395)	(619,613)
Corporate operations	(510,830)	(441,528)

Total	$(115,190)	$(841,252)
Depreciation and amortization expense:
Life and annuity insurance operations	$792,490	$858,035
Premium finance operations	7,363	5,218
Corporate operations	4,729	2,843

Total	$804,582	$866,096

	December 31,
	2010	2009
Assets:
Life and annuity insurance operations	$55,436,841	$45,153,138
Premium finance operations	3,247,530	3,925,683
Corporate operations	2,904,490	738,022
Total	$61,588,861	$49,816,843

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

13.	Comprehensive Income

The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the year ended December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2010	2009
Net income (loss)	$91,336	$(890,391)

Total net unrealized gains arising during the period
	597,626	2,677,901
Less: Net realized investment gains (losses)	159,300	(186,410)

Net unrealized gains	438,326	2,864,311

Total comprehensive income	$529,662	$1,973,920

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

14.	Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit insurance Corporation currently insures all non-interest bearings accounts.  Other funds are invested in mutual funds that invest in U.S. government securities.  Uninsured balances aggregate $2,192,570 at December 31, 2010.  The Company has not experienced any losses in such accounts.   The company has lottery prize receivables due from the states of Massachusetts, New York and Illinois in the amounts of $2,489,977, $2,244,228 and $863,519, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.  (This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section).

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2011 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date   March 31, 2011                                                                  By  /s/Gregg E. Zahn
                       Gregg E. Zahn
                       President, Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 31, 2011
Gregg E. Zahn
President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 31, 2011
William S. Lay
Secretary, Treasurer and Director

By	/s/ Scott J. Engebritson	Date March 31, 2011
Scott J. Engebritson,
Chairman of the Board and Director

By	/s/ H. Bryan Chrisman	Date March 31, 2011
H. Bryan Chrisman, Director

By	/s/ Bill H. Hill	Date March 31, 2011
Bill H. Hill, Director

By	/s/ Charles W. Owens	Date March 31, 2011
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 31, 2011
George E, Peintner, Director

By	/s/ G. Wayne Pettigrew	Date March 31, 2011
G. Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date March 31, 2011
Gary L.Sherrer, Director

By	/s/ Shannon B. Young	Date March 31, 2011
Shannon B. Young, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated from Pre-Effective Amendment #2 to the Registration Statement on Form S-1 filed June 23, 2010.

10.1
Administrative Service Agreement between TLIC (formerly FLAC) and Investors Heritage Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.2	Lease Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.3	Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A filed July 23, 2007.

10.4	Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed July 23, 2007.

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

10.7
Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America, incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.8	Employment Agreement of William S. Lay, dated April 18, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009.

10.9
Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference to the company’s Quarterly Report on form 10-Q filed May 15, 2009.

10.10
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

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

10.12
First Amendment to Administrative Services Agreement between Trinity Life Insurance Company and Investors Heritage Life Insurance Company incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.13	Amendment to Employment Agreement of William S. Lay dated April 23, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 28, 2010.

10.13	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.15
Second Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated June 16, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8+K filed June 22, 2010.

21.1*	Subsidiaries of First Trinity Financial Corporation.

23.1	Consent of Cooper & Newsome PLLP (included as part of its opinion), incorporated from Pre-Effective Amendment #2 to the Registration Statement on Form S-1 filed June 23, 2010.

23.2	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.2 of the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed May 17, 2010.

24.1	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.4
Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008.

99.5	First Life America Corporation unaudited financial statements for the period ending September, 30, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, , incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 26, 2009.

99.10	Subscription Agreement, incorporated from Pre-Effective Amendment #2 to the Registration Statement on Form S-1 filed June 23, 2010.

99.11*	Subscription Escrow Agreement, as amended.

*  Filed herewith