Form 10-Q
period 2011-03-31
First Trinity Financial CORP
filed 2011-05-12
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(918) 249-2438
(Registrant's telephone number, including area code)

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
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of May 9, 2011:  6,798,535 shares

FIRST TRINITY FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value
(amortized cost: $22,835,358 and $23,183,633 as of March 31, 2011 and December 31, 2010, respectively)	$26,310,993	$26,623,318
Available-for-sale equity securities at fair value
(cost: $347,353 as of both March 31, 2011 and December 31, 2010)	508,629	529,314
Mortgage loans on real estate	1,534,138	1,156,812
Investment real estate	3,061,477	3,077,520
Policy loans	391,625	367,284
Other long-term investments	6,465,520	6,886,529
Total investments	38,272,382	38,640,777
Cash and cash equivalents
( $65,000 is restricted as to withdrawal as of March 31, 2011 and December 31, 2010)	17,108,333	12,985,278
Certificate of deposit (restricted)	-	102,273
Accrued investment income	397,192	385,948
Recoverable from reinsurers	1,018,700	977,397
Accounts receivable	438,161	357,979
Loans from premium financing	973,352	1,143,977
Deferred policy acquisition costs	3,646,444	3,234,285
Value of insurance business acquired	2,445,973	2,507,258
Property and equipment	207,971	102,374
Other assets	1,154,845	1,151,315
Total assets	$65,663,353	$61,588,861

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$32,405,989	$30,261,070
Future policy benefits	13,942,004	13,444,284
Policy claims	365,725	367,306
Premiums paid in advance	74,841	42,908
Total policy liabilities	46,788,559	44,115,568
Deferred federal income taxes	361,238	294,075
Other liabilities	353,935	523,271
Total liabilities	47,503,732	44,932,914

Shareholders' Equity
Common stock, par value $.01 per share, 20,000,000 shares authorized,
6,798,535 and 5,805,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively and 13,370 and 448,310
subscribed as of March 31, 2011 and December 31, 2010, respectively	68,119	62,533
Additional paid-in capital	20,594,255	16,677,615
Accumulated other comprehensive income	3,296,917	3,305,370
Accumulated deficit	(5,799,670)	(3,389,571)
Total shareholders' equity	18,159,621	16,655,947
Total liabilities and shareholders' equity	$65,663,353	$61,588,861

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Premiums	$1,586,641	$1,666,554
Income from premium financing	43,697	101,235
Net investment income	584,796	577,871
Net realized investment gains	1,750	49,112
Other income	2,631	2,826
Total revenues	2,219,515	2,397,598

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	480,575	526,711
Death benefits	418,094	373,545
Surrenders	71,364	83,075
Interest credited to policyholders	342,686	285,485
Total benefits and claims	1,312,719	1,268,816
Policy acquisition costs deferred	(552,385)	(499,381)
Amortization of deferred policy acquisition costs	137,716	216,950
Amortization of value of insurance business acquired	61,285	77,313
Commissions	478,003	442,480
Other underwriting, insurance and acquisition expense	714,330	931,630
Total benefits, claims and expenses	2,151,668	2,437,808

Income (loss) before total federal income tax expense	67,847	(40,210)

Current federal income tax expense	3,663	-
Deferred federal income tax expense	45,955	53,379
Total federal income tax expense	49,618	53,379

Net income (loss)	$18,229	$(93,589)

Net income (loss) per common share basic and diluted	$0.00	$(0.02)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

			Accumulated
	Common	Additional	Other		Total
	Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Income	Deficit	Equity

Balance at January 1, 2010	$58,050	$13,806,503	$2,867,044	$(3,480,907)	$13,250,690
Comprehensive income:
Net loss	-	-	-	(93,589)	(93,589)
Change in net unrealized appreciation
on available-for-sale securities	-	-	470,651	-	470,651
Total comprehensive income	-	-	-	-	377,062
Balance at March 31, 2010	$58,050	$13,806,503	$3,337,695	$(3,574,496)	$13,627,752

Balance at January 1, 2011	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090		(2,428,328)	-
Subscriptions of common stock	2,348	1,491,550			1,493,898
Comprehensive income:
Net income	-	-	-	18,229	18,229
Change in net unrealized appreciation
on available-for-sale securities	-	-	(8,453)	-	(8,453)
Total comprehensive income	-	-	-	-	9,776
Balance at March 31, 2011	$68,119	$20,594,255	$3,296,917	$(5,799,670)	$18,159,621

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$18,229	$(93,589)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for depreciation	29,175	20,567
Accretion of discount on investments	(214,155)	(177,820)
Realized investment (gains) losses	(1,750)	49,112
Amortization of policy acquisition cost	137,716	216,950
Policy acquisition cost deferred	(552,385)	(499,381)
Amortization of value of insurance business acquired	61,285	77,313
Provision for deferred federal income tax	45,955	53,379
Interest credited on policyholder deposits	345,792	285,486
Change in assets and liabilities
Accrued investment income	(11,244)	(4,035)
Policy loans	(24,341)	3,236
Allowance for loan losses	-	61,470
Recoverable from reinsurers	(41,303)	(35,363)
Accounts receivable	(80,182)	(33,905)
Other assets	(3,530)	(89,702)
Future policy benefits	497,720	549,293
Policy claims	(1,581)	5,814
Premiums paid in advance	31,933	48,489
Other liabilities	(169,336)	300,252
Net cash provided by operating activities	67,998	737,566

Investing activities
Purchase of fixed maturity securities	(100,000)	-
Maturities of fixed maturity securities	500,000	-
Sales of fixed maturity securities	30,113	364,670
Purchase of mortgage loan	(412,500)	-
Reduction in mortgage loans	35,174	144,401
Purchase of real estate	-	(117,872)
Purchase of other long term investments	-	(469,000)
Payments on other long term investments	555,076	310,077
Maturity of certificate of deposit	102,273	-
Loans made for premiums financed	(600,277)	(1,418,443)
Loans repaid for premiums financed	770,902	1,848,501
Purchases of furniture and equipment	(118,729)	(5,932)
Net cash provided by investing activities	762,032	656,402

Financing activities
Policyholder account deposits	2,148,291	1,269,005
Policyholder account withdrawals	(349,164)	(424,379)
Proceeds from public stock offering	1,493,898	-
Net cash provided by financing activities	3,293,025	844,626

Increase in cash	4,123,055	2,238,594

Cash and cash equivalents, beginning of period	12,985,278	7,080,692
Cash and cash equivalents, end of period	$17,108,333	$9,319,286

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.	Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation is the parent holding company of Trinity Life Insurance Company and First Trinity Capital Corporation.

First Trinity Financial Corporation (the “Company”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

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

The offering will end on June 28, 2011, unless all the Company’s shares are sold before then or the offering is extended.  As of March 31, 2011, the Company has received gross proceeds of $5,123,460 from the subscription of 683,128 shares of its common stock in this offering and incurred $753,967 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to the Company.  Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

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
March 31, 2011
(Unaudited)

1.       Organization and Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Annual Report on Form 10-K.

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of Common Stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2011.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 323,738 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,035 with an offsetting credit of $2,428,035 to common stock and additional paid-in capital.

Subsequent Events

Management has evaluated all events subsequent to March 31, 2011 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
1.       Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  The new pronouncement clarifies which loan modifications constitute troubled debt restructurings.  ASU 2011-02 is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  ASU 2011-02 provides this guidance to have greater consistency in recording and reporting impairments in troubled debt restructuring.  ASU 2011-02 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and shall apply retroactively to restructures occurring on or after the beginning of the fiscal year of adoption.  Early application is permitted.  The Company will adopt this guidance in second quarter 2011.  The Company has no troubled debt restructurings.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”).  The new pronouncement addresses financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 eliminates consideration of the transferor’s ability to fulfill its contractual rights and obligations from the criteria used to determine effective control.  This pronouncement requires that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control.  ASU 2011-03 concludes that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations.  The remaining criteria in Transfers and Servicing (“Topic 860”) are sufficient to determine effective control.  If the remaining conditions of Topic 860 are met, the transferor must account for the transaction as a secured borrowing.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  ASU 2011-03 should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company will adopt this guidance in first quarter 2012 and does not anticipate this pronouncement having any financial statement impact since the company currently has no repurchase agreements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
2.       Investments

Investments in available-for sale fixed maturity and equity securities as of March 31, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,121,195	$17,888	$31,980	$1,107,103
Residential mortgage-backed securities	147,362	97,467	-	244,829
Corporate bonds	21,358,529	3,411,919	21,621	24,748,827
Foreign bonds	208,272	1,962	-	210,234
Total fixed maturity securities	22,835,358	3,529,236	53,601	26,310,993
Mutual funds	52,000	31,950	-	83,950
Corporate common stock	295,353	129,326	-	424,679
Total equity securities	347,353	161,276	-	508,629
Total fixed maturity and equity securities	$23,182,711	$3,690,512	$53,601	$26,819,622

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,121,014	$19,442	$31,495	$1,108,961
Residential mortgage-backed securities	153,176	38,327	-	191,503
Corporate bonds	21,700,965	3,422,257	11,623	25,111,599
Foreign bonds	208,478	2,777	-	211,255
Total fixed maturity securities	23,183,633	3,482,803	43,118	26,623,318
Mutual funds	52,000	34,800	-	86,800
Corporate common stock	295,353	147,161	-	442,514
Total equity securities	347,353	181,961	-	529,314
Total fixed maturity and equity securities	$23,530,986	$3,664,764	$43,118	$27,152,632

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
2.       Investments (continued)

For all securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2011 and December 31, 2010 are summarized as follows:

		Unrealized	Number of
March 31, 2011	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$717,540	$31,980	2
Corporate bonds	1,391,088	21,621	5
Total fixed maturity securities	$2,108,628	$53,601	7

		Unrealized	Number of
December 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$718,021	$31,495	2
Corporate bonds	749,795	11,623	3
Total fixed maturity securities	$1,467,816	$43,118	5

As of March 31, 2011 and December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.  As of March 31, 2011, fixed maturity securities were 86% investment grade as rated by Standard & Poor’s.  As of December 31, 2010, fixed maturity securities were 87% investment grade as rated by Standard & Poor’s.  There were no equity securities in an unrealized loss position as of March 31, 2011 and December 31, 2010.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
2.       Investments (continued)

Based on our review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2011 or during the year ended December 31, 2010.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2011, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Unrealized appreciation on
available-for-sale securities	$3,636,911	$3,621,646
Adjustment to deferred acquisition costs	(13,353)	(10,843)
Deferred income taxes	(326,641)	(305,433)
Net unrealized appreciation (depreciation) on
available-for-sale securities	$3,296,917	$3,305,370

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2011, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$596,405	$620,694
Due in one year through five years	7,974,295	9,156,328
Due after five years through ten years	9,046,885	10,295,171
Due after ten years	5,070,411	5,993,971
Due at multiple maturity dates	147,362	244,829
	$22,835,358	$26,310,993

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

2.       Investments (continued)

Proceeds and gross realized gains (losses) from the sales, maturities and calls of fixed maturity available-for-sale securities for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010

Proceeds	$530,113	$364,670

Gross realized gains	1,750	49,408

Gross realized losses	-	(296)

There were no proceeds or gross realized gains (losses) from the sales of equity securities available-for-sale for the three months ended March 31, 2011 and 2010.

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2011 and 2010 and the amount of realized investment gains (losses) on fixed maturity available-for-sale securities for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Change in unrealized investment gains (losses):
Available-for-sale securities
Fixed maturity securities	$35,950	$471,573
Equity securities	(20,685)	65,857
Realized investment gains:
Fixed maturity securities	1,750	49,112

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

2.       Investments (continued)

Major categories of net investment income for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010

Fixed maturity securities	$584,873	$506,284
Equity securities	4,093	2,144
Mortgage loans	27,752	23,868
Real estate	84,338	86,985
Short-term and other investments	16,452	17,414
Gross investment income	717,508	636,695
Investment expenses	(132,712)	(58,824)
Net investment income	$584,796	$577,871

3.       Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity and equity securities that are measured and reported at fair market value on the statement of financial position.  The Company determines the fair values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

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
March 31, 2011
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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 is summarized as follows:

March 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,107,103	$-	$1,107,103
Residential mortgage-backed securities	-	244,829	-	244,829
Corporate bonds	-	24,748,827	-	24,748,827
Foreign bonds	-	210,234	-	210,234
Total fixed maturity securities	$-	$26,310,993	$-	$26,310,993
Equity securities, available-for-sale
Mutual funds	$-	$83,950	$-	$83,950
Corporate common stock	347,179	-	77,500	424,679
Total equity securities	$347,179	$83,950	$77,500	$508,629

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,108,961	$-	$1,108,961
Residential mortgage-backed securities	-	191,503	-	191,503
Corporate bonds	-	25,111,599	-	25,111,599
Foreign bonds	-	211,255	-	211,255
Total fixed maturity securities	$-	$26,623,318	$-	$26,623,318
Equity securities, available-for-sale
Mutual funds	$-	$86,800	$-	$86,800
Corporate common stock	365,014	-	77,500	442,514
Total equity securities	$365,014	$86,800	$77,500	$529,314

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

At both March 31, 2011 and December 31, 2010, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

The Company’s equity securities are included in Level 1 except for mutual funds included in Level 2 and the private placement common stocks discussed above and included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds is appropriate since they are not actively traded as of both March 31, 2011 and December 31, 2010.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

The estimated fair values of financial instruments, as of March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity securities	$26,310,993	$26,310,993	$26,623,318	$26,623,318
Equity securities	508,629	508,629	529,314	529,314
Commercial mortgage loans on real estate	1,534,138	1,599,049	1,156,812	1,192,284
Policy loans	391,625	391,625	367,284	367,284
Other long-term investments	6,465,520	6,952,075	6,886,529	7,423,119
Cash and cash equivalents	17,108,333	17,108,333	12,985,278	12,985,278
Loans from premium financing	973,352	973,352	1,143,977	1,143,977
Liabilities
Policyholders' account balances	$32,405,989	27,117,952	$30,261,070	28,700,425
Policy claims	365,725	365,725	367,306	367,306

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
March 31, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach.  Projected cash flows are discounted using applicable rates.

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $443,071 as of both March 31, 2011 and December 31, 2010.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

4.       Segment Data

Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  The Company’s three operating segments for the three months ended March 31, 2011 and 2010 and assets as of March 31, 2011 and December 31, 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Revenues:
Life and annuity insurance operations	$2,170,995	$2,294,318
Premium finance operations	44,014	103,260
Corporate operations	4,506	20
Total	$2,219,515	$2,397,598
Income (loss) before income taxes:
Life and annuity insurance operations	$252,374	$238,861
Premium finance operations	(53,569)	(162,741)
Corporate operations	(130,958)	(116,330)
Total	$67,847	$(40,210)
Depreciation and amortization expense:
Life and annuity insurance operations	$222,834	$312,333
Premium finance operations	927	1,958
Corporate operations	4,415	539
Total	$228,176	$314,830

	March 31, 2011	December 31, 2010
Assets:
Life and annuity insurance operations	$58,073,020	$55,436,841
Premium finance operations	3,035,808	3,247,530
Corporate operations	4,554,525	2,904,490
Total	$65,663,353	$61,588,861

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
5.   Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Allowance at beginning of period	$443,071	$318,826
Additions charged to operations	-	61,470
Allowance at end of period	$443,071	$380,296

6.       Federal Income Taxes

The provision for federal income taxes is based on the estimated effective annual tax rate.  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance has been established due to the uncertainty of loss carryforwards and unrealized investment losses.

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

7.       Comprehensive Income

The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$18,229	$(93,589)
Total net unrealized gains (losses) arising
during the period, net of tax	(6,703)	519,763
Less: Net realized investment gains	1,750	49,112
Net unrealized gains	(8,453)	470,651
Total comprehensive income	$9,776	$377,062

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
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

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

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

Value of Insurance Business Acquired

As a result of our purchase of FLAC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.  For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits.  The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, mortality and morbidity, expenses and the impact of realized investment gains and losses.  In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.  At March 31, 2011 and December 31, 2010 there was $666,243 and $604,958, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  We expect to amortize the value of insurance business acquired by the following amounts over the next five years:  $257,729 in 2011, $211,579 in 2012, $197,041 in 2013, $184,256 in 2014 and $173,500 in 2015.

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

Recent Accounting Pronouncements

Please see Note 1 to the Consolidated Financial Statements for summary of recent accounting pronouncements.

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

Please see Note 4 to the Consolidated Financial Statements for additional information regarding segment data.

Results of Operations

Revenues

Our primary sources of revenue are life insurance premium income, income from premium financing and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total Revenues

Total consolidated revenues decreased 7.4% to $2,219,515 for the three months ended March 31, 2011, a decrease of $178,083 from $2,397,598 for the three months ended March 31, 2010.  The decrease is primarily attributable to a $79,913 decrease in premiums, a $57,538 decline in income from premium financing, a $47,362 decrease in net realized investment gains in excess of losses and a $195 decrease in other income.  These declines exceeded a $6,925 increase in net investment income.

The decrease in premiums relates to decreased production of whole life and term products that exceeded increased new business production of final expense business and increased renewal premiums.  The decrease in income from premium financing relates to a planned decrease in production as management focuses on business with Oklahoma agents.  The decreased net realized investment gains in excess of losses is solely a function of routine investment activity.  The Company experienced no other than temporary impairments during first quarter 2011 and 2010.  The other income decrease is primarily due to lower service fees.  The increased investment income primarily relates to increased total investments in the consolidated statement of financial position.   However, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.

Premiums

Premiums decreased 4.8% to $1,586,641 for the three months ended March 31, 2011, a decrease of $79,913 from $1,666,554 for the three months ended March 31, 2010.  The decrease relates to decreased first year production of whole life and term premiums of $282,000 due to the focus of the captive agency forces on the public stock offering that began on June 29, 2010.  These premium reductions were partially offset by increased final expense first year premium production of $113,000, increased final expense renewal premium production of $72,000 and increased whole life and term renewal premium production of $17,000.

Income from Premium Financing

Income from premium financing decreased 56.8% to $43,697 for the three months ended March 31, 2011, a decrease of $57,538 from $101,235 for the three months ended March 31, 2010.  The decrease in income from premium financing relates to a decrease in production of loan agreements as management focuses on business with Oklahoma agents.

Net Investment Income

Net investment income increased 1.2% to $584,796 for the three months ended March 31, 2011, an increase of $6,925 from $577,871 for the three months ended March 31, 2010.  The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.  However, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.  This accumulation and holding of cash during first quarter 2011 resulted in the Company foregoing approximately $150,000 of net investment income.

Net Realized Investment Gains (Losses)

Net realized investment gains were $1,750 for the three months ended March 31, 2011 compared to net realized investment gains of $49,112 for the three months ended March 31, 2010, a decreased net gain of $47,362.  The decreased net gains in excess of net losses are due to call activity and planned sales of specific securities during 2011 and 2010.

The investment markets were very volatile at the end of 2008 and throughout 2009 due to the credit crisis and economic downturn.  There has been a recovery in the investments markets in 2011 and 2010.  We recorded no other-than-temporary impairments in 2011 and 2010.

 Other Income

Other income was $2,631 and $2,826, respectively, for the three months ended March 31, 2011 and 2010, a decrease of $195.  The decrease is primarily due to a slight decrease in service fees in 2011 compared to 2010.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 11.7% to $2,151,668 for the three months ended March 31, 2011, a decrease of $286,140 from $2,437,808 for the three months ended March 31, 2010.  The decrease is primarily attributable to a $217,300 decrease in other underwriting, insurance and acquisition expenses and a $148,266 increase in net deferred acquisitions costs capitalized net of the amortization of deferred acquisition costs and the amortization of value of business acquired that exceeded a $43,903 increase in benefits and claims and a $35,523 increase in commissions.

Benefits and Claims

Benefits and claims increased 3.5% to $1,312,719 for the three months ended March 31, 2011, an increase of $43,903 from $1,268,816 for the three months ended March 31, 2010.  The increase is primarily due to a $57,201 increase in the interest credited on annuities related to increased deposits in excess of withdrawals and a $44,549 increase in death claims due to slightly increased mortality related to the growth in the number of policies.  These increases were partially offset by a $46,136 decrease in the change in reserves and an $11,711 decrease in surrenders related to improved persistency.

Deferral and Amortization of Deferred Acquisition Costs

Certain costs related to the acquisition of traditional life insurance policies are capitalized and amortized over the premium-paying period of the policies.  Certain costs related to the acquisition of annuity policies that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are capitalized and amortized in relation to the present value of actual and expected gross profits on the policies.. These acquisition costs, which are referred to as deferred policy acquisition costs, include commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new and renewal insurance contracts.

For the three months ended March 31, 2011 and 2010, capitalized costs were $552,385 and $499,381, respectively.  Amortization of deferred policy acquisition costs for the three months ended March 31, 2011 and 2010 was $137,716 and $216,950, respectively.  The $53,004 increase in the acquisition costs deferred relates to increased new business production primarily in the final expense business.  The $79,234 decrease in the amortization of deferred acquisition costs primarily reflects improving persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $61,285 and $77,313 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $16,028 reflects slightly improving persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Commissions

Commissions increased 8.0% to $478,003 for the three months ended March 31, 2011, an increase of $35,523 compared to $442,480 of commissions for the three months ended March 31, 2010.  The increase is primarily due to increased new business production of final expense business.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 23.3% to $714,330 for the three months ended March 31, 2011, a decrease of $217,300 compared to $931,630 for the three months ended March 31, 2010.  The decrease is primarily due to an approximate $91,000 decrease in loan losses and other operating expenses in the premium finance operations from 2010 to 2011 due to the significant reduction in the number of loans made and a close monitoring of the collectability of the outstanding premium finance loans.  There were also decreases in salaries and benefits of approximately $41,000 from 2010 to 2011 related to a reduction in staffing as open positions have not yet been replaced.  In addition, there was also a reduction in professional fees from 2010 to 2011 of approximately $50,000 related to less 2011 usage of actuarial, finance and computer consultants combined with less use of outside legal resources throughout 2011.  There has also been a $35,000 reduction in agency and marketing expenses due to the focus on the stock offering that began on June 29, 2010.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the three months ended March 31, 2011, deferred income tax expense was $45,955 with $3,663 of current income tax expense and for the three months ended March 31, 2010 deferred income tax expense was $53,379 with no current income tax expense.

Net Loss and Net Loss Per Common Share Basic and Diluted

For the three months ended March 31, 2011, there was net income of $18,229 compared to a net loss of $93,589 for the three months ended March 31, 2010.  The net income per common share basic and diluted for the three months ended March 31, 2011 was $0.00, based upon 6,682,232 weighted average common shares basic and diluted outstanding and subscribed for the three months ended March 31, 2011.  The net loss per common share basic and diluted for the three months ended March 31, 2010 was $0.02, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the three months ended March 31, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations decreased 5.4% to $2,170,995 for the three months ended March 31, 2011, a decrease of $123,323 from $2,294,318 for the three months ended March 31, 2010.  The decrease in revenue from 2010 to 2011 primarily relates to decreased first year whole life and term premiums in excess of increased first year and renewal final expense premium and decreased net realized gains.

The income before total federal  income taxes from Life and Annuity Insurance Operations was $252,374 and $238,861 for the three months ended March 31, 2011 and 2010, respectively.  The $13,513 increased income for 2011 compared to 2010 is primarily due to decreased insurance and underwriting expenses, increased net investment income and increased capitalization of deferred acquisition costs in excess of the related amortization.  These items that increased income were reduced by decreased net realized investment gains and increased benefits, claims and commissions.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 57.4% to $44,014 for the three months ended March 31, 2011, a decrease of $59,246 from $103,260 for the three months ended March 31, 2010.  The decrease relates to a decrease in production of loan agreements as management focuses on business with Oklahoma agents.

The loss before total federal income taxes from Premium Finance Operations was $53,569 and $162,741 for the three months ended March 31, 2011 and 2010, respectively.  The $109,172 decreased loss is primarily attributable to a decrease in allowance for loan losses and a decrease in production of loan agreements less a corresponding decrease in the costs associated with Premium Finance Operations.

Corporate Operations

Revenues from Corporate Operations were $4,506 and $20 for the three months ended March 31, 2011 and 2010, respectively.  This $4,486 increase is primarily due to an increase in net investment income.

The loss before total federal income taxes from Corporate Operations was $130,958 and $116,330 for the three months ended March 31, 2011 and 2010, respectively.  The $14,628 increased loss from 2011 to 2010 is primarily due to fewer costs being absorbed by the Premium Finance Operations as production has continued to decrease.

Consolidated Financial Condition

As of March 31, 2011, our available-for-sale fixed maturity securities had a fair value of $26,310,993 and amortized cost of $22,835,358 compared to a fair value of $26,623,318 and an amortized cost of $23,183,633 as of December 31, 2010.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income”.  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.

As of March 31, 2011, our available-for-sale equity securities had a fair value of $508,629 compared to a fair value of $529,314 as of December 31, 2010.  The cost of available-for-sale equity securities were $347,353 as of both March 31, 2011 and December 31, 2010.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income”.  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of March 31, 2011, we held the following additional invested assets: mortgage loans on real estate of $1,534,138; investment real estate of $3,061,477; policy loans of $391,625 and other long-term investments of $6,465,520.  As of December 31, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,156,812; investment real estate of $3,077,520; policy loans of $367,284 and other long-term investments of $6,886,529.  The other long-term investments are comprised of lottery prize receivables.

Total investments were $38,272,382 and $38,640,777 as of March 31, 2011 and December 31, 2010, respectively.

Deferred policy acquisition costs were $3,646,444 and $3,234,285 as of March 31, 2011 and December 31, 2010, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $552,385 and $499,381 for the three months ended March 31, 2011 and 2010, respectively.  Amortization of deferred acquisition costs for the three months ended March 31, 2011 and 2010 was $137,716 and $216,950, respectively.

The value of insurance business acquired was $2,445,973 and $2,507,258 as of March 31, 2011 and December 31, 2010, respectively.  Amortization of value of insurance business acquired for the three months ended March 31, 2011 and March 31, 2010 was $61,285 and $77,313, respectively.

As of March 31, 2011 and December 31, 2010, we held loans from premium financing of $973,352 and $1,143,977, respectively. The loan balances as of March 31, 2011 and December 31, 2010, respectively, are net of unearned interest of $31,792 and $35,519 and allowance for loan losses of $443,071 and $443,071.

The progression of the Company’s loans from premium financing for the three months ended March 31, 2011 and the year ended December 31, 2010 is summarized as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of year	$1,622,567	$3,140,800
Loans financed	562,695	3,486,083
Unearned interest added to loans	38,575	199,595
Capitalized fees and interest reversed	-	(57,384)
Payment of loans and unearned interest	(775,622)	(5,146,527)
Ending loan balance including unearned interest	1,448,215	1,622,567
Unearned interest included in ending loan balances	(31,792)	(35,519)
Loan balance net of unearned interest	1,416,423	1,587,048
Less allowance for loan loss	(443,071)	(443,071)
Loan balance net of unearned interest and
allowance for loan losses at the end of the year	$973,352	$1,143,977

As of March 31, 2011, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,018,700; accrued investment income of $397,192; accounts receivable of $438,161; property and equipment of $207,971 and other assets of $1,154,845.  As of December 31, 2010, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $977,397; accrued investment income of $385,948; accounts receivable of $357,979; property and equipment of $102,374 and other assets of $1,151,315.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

Total liabilities as of March 31, 2011 and December 31, 2010 were $47,503,732 and $44,932,914, respectively.

Total policy liabilities as of March 31, 2011 were $46,788,559 and were composed of policyholders’ account balances of $32,405,989; future policy benefits of $13,942,004; policy claims of $365,725 and premiums paid in advance of  $74,481.  Total policy liabilities as of December 31, 2010 were $44,115,568 and were composed of policyholders’ account balances of $30,261,070; future policy benefits of $13,444,284; policy claims of $367,306 and premiums paid in advance of $42,908.

The liability for deferred federal income taxes was $361,238 and $294,705 at March 31, 2011 and December 31, 2010, respectively.  Other liabilities as of March 31, 2011 and December 31, 2010 were $353,935 and $523,271, respectively.  Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through March 31, 2011, we have received $20,598,000 from the sale of our shares. Our operations have not been profitable and have generated more than $3,371,000 of losses from operations since we were incorporated in 2004 as shown in the accumulated deficit balance in the March 31, 2011 consolidated statement of financial position along with $2,428,328 recognized in recording the 2011 5% Stock Dividend where 323,777 shares were issued.

As of March 31, 2011, we had cash and cash equivalents totaling $17,108,333.  The majority of our excess funds have been invested in money market mutual funds.  At March 31, 2011, cash and cash equivalents of $11,475,883 of the total $17,108,333 were held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC.

The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity to pay a dividend in 2011 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2010.  As of December 31, 2010, we had cash and cash equivalents totaling $12,985,278.  As of December 31, 2010, cash and cash equivalents of $8,897,115 of the total $12,985,278 were held by TLIC.

The Federal Deposit insurance Corporation currently insures all non-interest bearings accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

During the three months ended March 31, 2011 and 2010, cash and cash equivalents increased $4,123,055 and $2,238,594, respectively.  Our operating activities for the three months ended March 31, 2011 provided $67,998 of cash compared to $737,566 of cash provided by operations during the three months ended March 31, 2010.  The decrease in cash provided by operations in 2011 is primarily due to decreased premiums, decreased income from premium financing and decreased net realized investment gains in excess of decreased benefits, claims and expenses.  Cash provided by investing activities for the three months ended March 31, 2011 and 2010 was $762,032 and $656,402, respectively.  Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $3,293,025 and $844,626, respectively.  The 2011 increase in cash provided by financing activities resulted from a net increase in policy deposits for the three months ended March 31, 2011 and the net proceeds from the 2010 public stock offering that commenced on June 29, 2010.

Shareholders’ equity at March 31, 2011 was $18,159,621 compared to $16,655,947 as of December 31, 2010.  The increase is due to net proceeds from the public stock offering that commenced on June 29, 2010.  For the three months ended March 31, 2011, the public stock offering generated proceeds of $1,761,135 less $267,237 of offering costs.  Equity per common share outstanding and subscribed increased 5.1% to $2.67 as of March 31, 2011 compared to $2.54 per share at December 31, 2010, based upon 6,811,905 common shares outstanding and subscribed as of March 31, 2011 and 6,565,976 outstanding common shares as of December 31, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.

The liquidity requirements of our life insurance company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  There were no liquidity issues in 2011 or 2010.  Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,636,911 and $3,621,646 as of March 31, 2011 and December 31, 2010, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of March 31, 2011, cash and fixed maturity available-for-sale securities with maturities of less than one year equaled 37.9% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency.  Upon meeting certain tests, which TLIC met during 2010, the SVL also requires the Company to perform annual cash flow testing for TLIC.  This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios.  The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

On June 29, 2010, we commenced a public offering of our common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of our common stock for $7.50 per share.  We will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold.  We have registered an additional 133,334 shares of our common stock to cover over subscriptions if any occur.  The sale of all the additional shares would provide us with an additional $850,000 after reduction for offering expenses and sales commissions.  The offering will end on June 28, 2011, unless all the shares are sold before then or the offering is extended.  As of March 31, 2011, the Company has received gross proceeds of $5,123,460 from the sale of 683,128 shares of our common stock in this offering and incurred $753,967 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to us.  Future proceeds from the sale of shares of our common stock in this public offering will be available to us without being held in escrow.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents at March 31, 2011 will be sufficient to fund our anticipated operating expenses.  Loans outstanding from premium financing declined during 2010 and have continued to decline during 2011 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and will require additional capital if it grows.  Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital.  As introduced above, we have begun a public offering to generate additional funding.  We intend to use the proceeds to finance future acquisitions of life insurance companies or blocks of life insurance business, provide up to $2.0 million of capital and/or surplus to TLIC as needed to maintain adequate capital and increase working capital.  We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

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

Item 4.  Controls and Procedures

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 12, 2011	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 12, 2011	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer