Form 10-Q
period 2011-06-30
First Trinity Financial CORP
filed 2011-08-12
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From ________________ to ________________ .

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
Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of August 11, 2011:  6,798,535 shares

FIRST TRINITY FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
		Page Number
Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Position as of
	June 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended
	June 30, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Operations for the six months ended
	June 30, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity for the
	Six months ended June 30, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2011 and 2010 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition,
	Results of Operations and Liquidity and Capital Resources	24

Item 4.	Controls and Procedures	42

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults upon Senior Securities	43

Item 4.	(Removed and Reserved)	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

Item 1.                       Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $23,243,929 and $23,183,633 as of June 30, 2011 and December 31, 2010, respectively)	$26,862,236	$26,623,318
Available-for-sale equity securities at fair value (cost: $347,353 as of both June 30, 2011 and December 31, 2010)	528,427	529,314
Mortgage loans on real estate	1,405,437	1,156,812
Investment real estate	2,946,162	3,077,520
Policy loans	413,682	367,284
Other long-term investments	7,195,932	6,886,529
Total investments	39,351,876	38,640,777
Cash and cash equivalents	20,206,054	12,985,278
Certificate of deposit (restricted)	-	102,273
Accrued investment income	396,123	385,948
Recoverable from reinsurers	1,033,668	977,397
Accounts receivable	391,345	357,979
Loans from premium financing, net	1,224,851	1,143,977
Deferred policy acquisition costs	4,115,373	3,234,285
Value of insurance business acquired	2,392,781	2,507,258
Property and equipment, net	194,907	102,374
Other assets	1,059,633	1,151,315
Total assets	$70,366,611	$61,588,861
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$34,749,285	$30,261,070
Future policy benefits	14,428,609	13,444,284
Policy claims	437,703	367,306
Premiums paid in advance	40,374	42,908
Total policy liabilities	49,655,971	44,115,568
Deferred federal income taxes	399,787	294,075
Other liabilities	574,257	523,271
Total liabilities	50,630,015	44,932,914
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, 6,798,535 and 5,805,000 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively and 249,046 and 448,310 subscribed as of June 30, 2011 and December 31, 2010, respectively	70,476	62,533
Additional paid-in capital	22,079,780	16,677,615
Accumulated other comprehensive income	3,402,969	3,305,370
Accumulated deficit	(5,816,629)	(3,389,571)
Total shareholders' equity	19,736,596	16,655,947
Total liabilities and shareholders' equity	$70,366,611	$61,588,861

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues
Premiums	$1,464,737	$1,318,009
Income from premium financing	29,356	92,269
Net investment income	574,639	481,012
Net realized investment gains (losses)	23,600	(437)
Other income	154	19,488
Total revenues	2,092,486	1,910,341
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	465,375	456,364
Death benefits	458,413	347,330
Surrenders	80,442	74,692
Interest credited to policyholders	364,665	304,170
Total benefits and claims	1,368,895	1,182,556
Policy acquisition costs deferred	(522,513)	(345,620)
Amortization of deferred policy acquisition costs	50,001	77,139
Amortization of value of insurance business acquired	53,192	60,968
Commissions	531,006	420,052
Other underwriting, insurance and acquisition expense	643,153	795,939
Total benefits, claims and expenses	2,123,734	2,191,034
Loss before total federal income tax benefit	(31,248)	(280,693)
Current federal income tax expense	-	-
Deferred federal income tax benefit	(14,289)	(19,094)
Total federal income tax benefit	(14,289)	(19,094)
Net loss	$(16,959)	$(261,599)
Net loss per common share basic and diluted	$(0.00)	$(0.04)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues
Premiums	$3,051,378	$2,984,563
Income from premium financing	73,053	193,504
Net investment income	1,159,435	1,058,883
Net realized investment gains	25,350	48,675
Other income	2,785	22,314
Total revenues	4,312,001	4,307,939
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	945,950	983,075
Death benefits	876,507	720,875
Surrenders	151,806	157,767
Interest credited to policyholders	707,351	589,655
Total benefits and claims	2,681,614	2,451,372
Policy acquisition costs deferred	(1,074,898)	(845,001)
Amortization of deferred policy acquisition costs	187,717	294,089
Amortization of value of insurance business acquired	114,477	138,281
Commissions	1,009,009	862,532
Other underwriting, insurance and acquisition expense	1,357,483	1,727,569
Total benefits, claims and expenses	4,275,402	4,628,842
Income (loss) before total federal income tax expense	36,599	(320,903)
Current federal income tax expense	3,663	-
Deferred federal income tax expense	31,666	34,285
Total federal income tax expense	35,329	34,285
Net income (loss)	$1,270	$(355,188)
Net income (loss) per common share basic and diluted	$0.00	$(0.06)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2011 and 2010
(Unaudited)

			Accumulated
	Common	Additional	Other		Total
	Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Income	Deficit	Equity
Balance at January 1, 2010	$58,050	$13,806,503	$2,867,044	$(3,480,907)	$13,250,690
Comprehensive income:
Net loss	-	-	-	(355,188)	(355,188)
Change in net unrealized appreciation on available-for-sale securities	-	-	737,160	-	737,160
Total comprehensive income	-	-	-	-	381,972
Balance at June 30, 2010	$58,050	$13,806,503	$3,604,204	$(3,836,095)	$13,632,662

Balance at January 1, 2011	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090		(2,428,328)	-
Subscriptions of common stock	4,705	2,977,075			2,981,780
Comprehensive income:
Net income	-	-	-	1,270	1,270
Change in net unrealized appreciation on available-for-sale securities	-	-	97,599	-	97,599
Total comprehensive income	-	-	-	-	98,869
Balance at June 30, 2011	$70,476	$22,079,780	$3,402,969	$(5,816,629)	$19,736,596

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$1,270	$(355,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for depreciation	106,404	40,054
Accretion of discount on investments	(413,287)	(292,505)
Realized investment gains	(25,350)	(48,675)
Gain on sale of fixed asset	-	(16,718)
Loss on sale of invested real estate	2,150	-
Amortization of policy acquisition cost	187,717	294,089
Policy acquisition cost deferred	(1,074,898)	(845,001)
Amortization of value of insurance business acquired	114,477	138,281
Provision for deferred federal income tax	31,666	34,285
Interest credited on policyholder deposits	707,351	589,655
Change in assets and liabilities
Accrued investment income	(10,175)	(56,689)
Policy loans	(46,398)	(17,590)
Allowance for loan losses	(207,452)	74,620
Recoverable from reinsurers	(56,271)	(72,693)
Accounts receivable	(672)	7,602
Other assets	58,988	(245,530)
Future policy benefits	984,325	1,042,665
Policy claims	70,397	70,797
Premiums paid in advance	(2,534)	9,968
Other liabilities	50,986	32,179
Net cash provided by operating activities	478,694	383,606

Investing activities
Purchase of fixed maturity securities	(1,345,147)	(3,038,493)
Maturities of fixed maturity securities	600,000	-
Sales of fixed maturity securities	856,286	375,857
Purchase of mortgage loan	(412,500)	-
Reduction in mortgage loans	163,875	169,871
Purchase of invested real estate	-	(117,872)
Sale of invested real estate	49,000	123,499
Purchase of other long term investments	(889,500)	(469,000)
Payments on other long term investments	847,301	591,102
Maturity of certificate of deposit	102,273	-
Loans made for premiums financed	(2,544,011)	(2,121,075)
Loans repaid for premiums financed	2,670,589	3,188,405
Purchases of furniture and equipment, net	(118,729)	(83,714)
Net cash used by investing activities	(20,563)	(1,381,420)

Financing activities
Policyholder account deposits	4,671,868	2,766,507
Policyholder account withdrawals	(891,003)	(942,965)
Proceeds from public stock offering	2,981,780	-
Net cash provided by financing activities	6,762,645	1,823,542

Increase in cash	7,220,776	825,728

Cash and cash equivalents, beginning of period	12,985,278	7,080,692
Cash and cash equivalents, end of period	$20,206,054	$7,906,420

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.       Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation is the parent holding company of Trinity Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.

First Trinity Financial Corporation (the “Company” or “FTFC”) was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

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

The offering was extended on July 29, 2011 but will end on June 28, 2012, unless all the Company’s shares are sold before then.  As of June 30, 2011, the Company has received gross proceeds of $6,891,030 from the subscription of 918,804 shares of its common stock in this offering and incurred $1,033,654 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to the Company.  Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

The Company purchased First Life America Corporation (“FLAC”) on December 23, 2008.  On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC”) and FLAC, were merged, with FLAC being the surviving company.  Immediately following the merger, FLAC changed its name to Trinity Life Insurance Company (“TLIC”).  After the merger, the Company had two wholly owned subsidiaries, First Trinity Capital Corporation (“FTCC”) and TLIC, domiciled in Oklahoma.  FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums.

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

FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company, that was acquired in 2009.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.       Organization and Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Annual Report on Form 10-K.

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2011.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

Subsequent Events

Management has evaluated all events subsequent to June 30, 2011 through the date that these financial statements have been issued.  Please see Note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.       Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”).  The new guidance requires that an insurance entity capitalize only the following as acquisition costs related directly to the successful acquisition of new or renewal insurance contracts:

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The new pronouncement ensures that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and that their respective fair value measurements and disclosure requirements are the same (except for minor differences in wording and style).  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring and disclosing information about fair value measurements.  The amendments clarify the following:

1.
The concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities.

2.	Requirements specific to measuring the fair value of an instrument classified in shareholders’ equity.
3.	Quantitative information about the observable inputs used in a fair value measurement of items categorized within Level 3 of the fair value hierarchy should be disclosed.

The amendments also change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments change the following:

1.	Measuring the fair value of financial instruments that are managed within a portfolio.
2.	In the absence of Level 1 input, premiums or discounts should be applied if market participants would do so when pricing an asset or liability.
3.	Expanded the disclosures about fair value instruments.
a.	Within Level 3 of the fair value hierarchy.
b.	Use of nonfinancial assets in a way that differs from the assets highest and best use.
c.	Categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

ASU 2011-04 is effective for public companies for interim and annual periods beginning on or after December 15, 2011 and shall be applied prospectively.  Early application is not permitted.  The Company will adopt this guidance in first quarter 2012.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  The new pronouncement improves the comparability, consistency and transparency of financial reporting by increasing the prominence of items reported in other comprehensive income and facilitates the convergence of U.S. GAAP and IFRS.  ASU 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In a single continuous statement, the following shall be presented: components of net income, net income, components of comprehensive income, total for other comprehensive income and the total of comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  ASU 2011-05 indicates that regardless of whether comprehensive income is presented in a single continuous statement or in two separate but consecutive statements, reclassification adjustments between net income and other comprehensive income are required to be presented on the face of the financial statements.  ASU 2011-05 is effective for public companies for interim and annual periods beginning on or after December 15, 2011.  Early adoption is permitted.  The Company currently uses the eliminated option.  The Company will likely adopt this guidance in 2012 and will likely use the two separate but consecutive statements approach.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.       Investments

Investments in available-for-sale fixed maturity and equity securities as of June 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost or Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,172,928	$25,126	$28,388	$1,169,666
Residential mortgage-backed securities	142,035	93,416	-	235,451
Corporate bonds	21,171,883	3,554,786	32,946	24,693,723
Foreign bonds	757,083	6,313	-	763,396
Total fixed maturity securities	23,243,929	3,679,641	61,334	26,862,236
Mutual funds	52,000	35,150	-	87,150
Corporate common stock	295,353	145,924	-	441,277
Total equity securities	347,353	181,074	-	528,427
Total fixed maturity and equity securities	$23,591,282	$3,860,715	$61,334	$27,390,663

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost or Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,121,014	$19,442	$31,495	$1,108,961
Residential mortgage-backed securities	153,176	38,327	-	191,503
Corporate bonds	21,700,965	3,422,257	11,623	25,111,599
Foreign bonds	208,478	2,777	-	211,255
Total fixed maturity securities	23,183,633	3,482,803	43,118	26,623,318
Mutual funds	52,000	34,800	-	86,800
Corporate common stock	295,353	147,161	-	442,514
Total equity securities	347,353	181,961	-	529,314
Total fixed maturity and equity securities	$23,530,986	$3,664,764	$43,118	$27,152,632

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.       Investments (continued)

For all securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2011 and December 31, 2010 are summarized as follows:

		Unrealized	Number of
June 30, 2011	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$771,612	$28,388	2
Corporate bonds	1,322,661	32,946	5
Total fixed maturity securities	$2,094,273	$61,334	7

		Unrealized	Number of
December 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$718,021	$31,495	2
Corporate bonds	749,795	11,623	3
Total fixed maturity securities	$1,467,816	$43,118	5

As of June 30, 2011 and December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.  As of June 30, 2011 and December 31, 2010, fixed maturity securities were 87% investment grade as rated by Standard & Poor’s.

There were no equity securities in an unrealized loss position as of June 30, 2011 and December 31, 2010.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.       Investments (continued)

Based on our review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2011 or during the year ended December 31, 2010.

Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2011, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Unrealized appreciation on available-for-sale securities	$3,799,381	$3,621,646
Adjustment to deferred acquisition costs	(16,936)	(10,843)
Deferred income taxes	(379,476)	(305,433)
Net unrealized appreciation on available-for-sale securities	$3,402,969	$3,305,370

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2011, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$806,641	$853,297
Due in one year through five years	8,030,632	9,257,324
Due after five years through ten years	9,191,975	10,427,497
Due after ten years	5,072,646	6,088,665
Due at multiple maturity dates	142,035	235,453
	$23,243,929	$26,862,236

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.       Investments (continued)

Proceeds and gross realized gains (losses) from the sales, maturities and calls of fixed maturity available-for-sale securities for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Proceeds	$326,173	$11,187	$856,286	$375,857

Gross realized gains	24,006	-	25,756	49,408

Gross realized losses	(406)	(437)	(406)	(733)

There were no proceeds or gross realized gains (losses) from the sales of equity securities available-for-sale for the three and six months ended June 30, 2011 and 2010.

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2011 and 2010 and the amount of realized investment gains (losses) on fixed maturity available-for-sale securities for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in unrealized investment gains (losses):
Available-for-sale securities
Fixed maturity securities	$142,672	$375,924	$178,622	$847,497
Equity securities	19,798	(47,019)	(887)	18,838
Realized investment gains (losses):
Fixed maturity securities	23,600	(437)	25,350	48,675

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

2.       Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Fixed maturity securities	$564,729	$500,798	$1,149,602	$1,007,082
Equity securities	4,113	4,024	8,206	6,168
Mortgage loans	29,923	23,540	57,675	47,408
Real estate	93,469	91,033	177,807	178,018
Short-term and other investments	10,024	10,503	26,476	27,917
Gross investment income	702,258	629,898	1,419,766	1,266,593
Investment expenses	(127,619)	(148,886)	(260,331)	(207,710)
Net investment income	$574,639	$481,012	$1,159,435	$1,058,883

3.Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity and equity securities that are measured and reported at fair value on the statement of financial position.  The Company determines the fair values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value, as follows:

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
June 30, 2011
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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 is summarized as follows:

June 30, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,169,666	$-	$1,169,666
Residential mortgage-backed securities	-	235,451	-	235,451
Corporate bonds	-	24,693,723	-	24,693,723
Foreign bonds	-	763,396	-	763,396
Total fixed maturity securities	$-	$26,862,236	$-	$26,862,236
Equity securities, available-for-sale
Mutual funds	$-	$87,150	$-	$87,150
Corporate common stock	363,777	-	77,500	441,277
Total equity securities	$363,777	$87,150	$77,500	$528,427

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,108,961	$-	$1,108,961
Residential mortgage-backed securities	-	191,503	-	191,503
Corporate bonds	-	25,111,599	-	25,111,599
Foreign bonds	-	211,255	-	211,255
Total fixed maturity securities	$-	$26,623,318	$-	$26,623,318
Equity securities, available-for-sale
Mutual funds	$-	$86,800	$-	$86,800
Corporate common stock	365,014	-	77,500	442,514
Total equity securities	$365,014	$86,800	$77,500	$529,314

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

At both June 30, 2011 and December 31, 2010, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

The Company’s equity securities are included in Level 1 except for mutual funds included in Level 2 and the private placement common stocks discussed above and included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds is appropriate since they are not actively traded as of both June 30, 2011 and December 31, 2010.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

The estimated fair values of financial instruments, as of June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity securities	$26,862,236	$26,862,236	$26,623,318	$26,623,318
Equity securities	528,427	528,427	529,314	529,314
Mortgage loans on real estate	1,405,437	1,461,790	1,156,812	1,192,284
Policy loans	413,682	413,682	367,284	367,284
Other long-term investments	7,195,932	7,850,110	6,886,529	7,423,119
Cash and cash equivalents	20,206,054	20,206,054	12,985,278	12,985,278
Loans from premium financing	1,224,851	1,224,851	1,143,977	1,143,977
Liabilities
Policyholders' account balances	$34,749,285	29,595,861	$30,261,070	28,700,425
Policy claims	437,703	437,703	367,306	367,306

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $235,619 and $443,071 as of June 30, 2011 and December 31, 2010, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

4.       Segment Data

Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  The Company’s three operating segments for the three and six months ended June 30, 2011 and 2010 and assets as of June 30, 2011 and December 31, 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Life and annuity insurance operations	$2,066,682	$1,798,978	$4,237,677	$4,093,296
Premium finance operations	27,173	111,353	71,187	214,613
Corporate operations	(1,369)	10	3,137	30
Total	$2,092,486	$1,910,341	$4,312,001	$4,307,939
Income (loss) before income taxes:
Life and annuity insurance operations	$70,833	$(85,442)	$323,207	$153,419
Premium finance operations	(21,273)	(80,615)	(74,842)	(243,356)
Corporate operations	(80,808)	(114,636)	(211,766)	(230,966)
Total	$(31,248)	$(280,693)	$36,599	$(320,903)
Depreciation and amortization expense:
Life and annuity insurance operations	$160,671	$155,197	$383,505	$467,530
Premium finance operations	927	1,847	1,854	3,805
Corporate operations	18,824	550	23,239	1,089
Total	$180,422	$157,594	$408,598	$472,424

	June 30, 2011	December 31, 2010
Assets:
Life and annuity insurance operations	$61,222,661	$55,436,841
Premium finance operations	2,994,322	3,247,530
Corporate operations	6,149,628	2,904,490
Total	$70,366,611	$61,588,861

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

5.   Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance at beginning of period	$443,071	$380,296	$443,071	$318,826
Credits to statement of financial position	$(191,991)	$-	$(191,991)	$-
Credits to statement of operations	(15,461)	13,150	(15,461)	74,620
Allowance at end of period	$235,619	$393,446	$235,619	$393,446

6.       Federal Income Taxes

The provision for federal income taxes is based on the liability method of accounting for income taxes.  Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.  A valuation allowance has been established due to the uncertainty of certain loss carryforwards.

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

7.       Comprehensive Income

The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the three and six months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(16,959)	$(261,599)	$1,270	$(355,188)
Total net unrealized gains arising during the period, net of tax	129,652	266,072	122,949	785,835
Less: Net realized investment gains (losses)	23,600	(437)	25,350	48,675
Net unrealized gains	106,052	266,509	97,599	737,160
Total comprehensive income	$89,093	$4,910	$98,869	$381,972

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

8.       Revolving Line of Credit

On April 30, 2009, FTCC renewed and modified its loan agreement with the First National Bank of Muskogee, to increase the revolving loan amount to $3,600,000.  The loan bore interest on the outstanding principal amount for each interest period at a rate per annum equal to the sum of the J.P. Morgan Chase Prime Rate at all times in effect plus the Prime Rate Margin of .25 of one percent. The rate had a floor of no less than 5% at any time.  FTFC was a guarantor on the loan.  The loan matured May 31, 2010 and was not renewed at the election of FTFC and FTCC.  The maximum amount that was borrowed when the revolving loan was effective was $100,000.

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

10.       Subsequent Event

On July 26, 2011, the Company announced that First Trinity’s wholly owned subsidiary, TLIC, domiciled in Oklahoma, signed a definitive agreement to acquire Doctors Life Insurance Company, domiciled in California, with assets of approximately $22 million and licensed in California, Arizona, Hawaii, Montana, Nevada, Texas and Wyoming.  The purchase price will be $4,500,000, subject to adjustment based upon required statutory capital and surplus.  The transaction is subject to customary regulatory approval.  Closing is anticipated to occur in December 2011.

Since June 30, 2011, the Company, through its wholly owned subsidiary, TLIC, has acquired 9.9% of the issued and outstanding common stock of Family Benefit Life Insurance Company (“Family Benefit Life”), a Missouri domiciled life insurance company.  The Company is evaluating the acquisition of additional shares of Family Benefit Life.  However, if the Company acquires more than 10% of the voting securities of a Missouri domiciled insurer like Family Benefit Life, it is presumed under Missouri insurance laws to be a change of control.  The change of control of a Missouri-domiciled insurance company is subject to the prior approval of the Missouri Department of Insurance.  The Company may attempt to acquire additional shares of Family Benefit Life so that it owns or controls a majority of the issued and outstanding shares.  If the Company does, it will be effective after obtaining the necessary approval by Missouri insurance regulators.

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

First Trinity Financial Corporation  (“we”, “us”, “our”, the “Company” or “FTFC”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.

As an insurance provider, through Trinity Life Insurance Company (“TLIC”) we collect premiums in the current period to pay future benefits to our policy and contract holders.  Our core operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.

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

We provide through First Trinity Capital Corporation (“FTCC”) financing for casualty insurance premiums through independent property and casualty insurance agents.  We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.

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

On July 26, 2011, the Company announced that First Trinity’s wholly owned subsidiary, Trinity Life Insurance Company, domiciled in Oklahoma, signed a definitive agreement to acquire Doctors Life Insurance Company, domiciled in California, with assets of approximately $22 million and licensed in California, Arizona, Hawaii, Montana, Nevada, Texas and Wyoming.  The purchase price will be $4,500,000, subject to adjustment based upon required statutory capital and surplus.  The transaction is subject to customary regulatory approval.  Closing is anticipated to occur in December 2011.

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

Investment real estate is carried at amortized cost.  Depreciation on the office building is calculated over its estimated useful life of 19 years.

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

Value of Insurance Business Acquired

As a result of our purchase of FLAC, an asset amounting to $3,112,216 was originally recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  At June 30, 2011 and December 31, 2010 there was $719,435 and $604,958, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.  For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits.  The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, mortality and morbidity, expenses and the impact of realized investment gains and losses.  In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.

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

Results of Operations - Three Months Ended June 30, 2010 and 2011

Executive Summary

Our net loss for the three months ended June 30, 2011 was $16,959 compared to a net loss for the three months ended June 30, 2010 of $261,599.  The $244,640 improvement in profitability is primarily due to the following factors:

•
Increased deferral of acquisition costs, net of amortization, of $204,031 due to increased acquisition costs that varied with and were primarily related to increased sales of final expense products coupled with improved persistency of our in force business.

•	Other underwriting, insurance and acquisition expenses decreased $152,786 primarily due to decreased staffing levels and the capitalization of resources utilized on the public stock offering as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•	Premiums increased $146,728 primarily due to increased sales of final expense products.

•	Net investment income increased $93,627 primarily due to increased total investments in the consolidated statement of financial position.

•	The above positive contributions to decreasing the second quarter loss during 2011 compared to 2010 were offset by the following negative factors:

o	Death benefits increased $111,083 primarily due to an increase in the number of policies in force and an increase in the amount and number of claims in course of settlement.

o	Commissions increased $110,954 primarily due to the increased sales of final expense products.

o	Income from premium financing decreased $62,913 as 2011 loans were primarily made in Oklahoma to profitable agencies with significantly decreased 2011 production in Mississippi and Louisiana.

o	Interest credited to policyholders increased $60,495 due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position.

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total consolidated revenues increased 9.5% to $2,092,486 for the three months ended June 30, 2011, an increase of $182,145 from $1,910,341 for the three months ended June 30, 2010.

Premiums

Premiums increased 11.1% to $1,464,737 for the three months ended June 30, 2011, an increase of $146,728 from $1,318,009 for the three months ended June 30, 2010.  The increase was due to the following:

•	$115,517 increase in final expense first year premium production.

•	$95,810 increase in final expense renewal premium production.

•	$91,559 increase in whole life and term renewal premium production.

•
These premium increases were partially offset by a $156,158 decrease in first year production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 68.2% to $29,356 for the three months ended June 30, 2011, a decrease of $62,913 from $92,269 for the three months ended June 30, 2010.  The income from premium financing has steadily decreased during the past 18 months.  Premium financing operations are mostly based on the production of loan agreements with Oklahoma agents although we are issuing a limited number of loans in Louisiana and Mississippi with profitable agencies but currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income increased 19.5% to $574,639 for the three months ended June 30, 2011, an increase of $93,627 from $481,012 for the three months ended June 30, 2010.  The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.  In addition, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.  This accumulation and holding of cash during second quarter 2011 resulted in the Company foregoing approximately $150,000 of net investment income.  Management is considering increasing the amount invested in mortgage loans to increase future investment yields.

Net Realized Investment Gains (Losses)

Net realized investment gains were $23,600 for the three months ended June 30, 2011 compared to net realized investment losses of $437 for the three months ended June 30, 2010, an increased net gain of $24,037.  The increased net gains in excess of net losses are due to call activity and planned sales of specific securities during 2011 and 2010.

We have recorded no other-than-temporary impairments in 2011 and 2010.

As of June 30, 2011, we held seven fixed maturity securities with an unrealized loss of $61,334, fair value of $2,094,273 and amortized cost of $2,155,607.  As of December 31, 2010, we held five fixed maturity securities with an unrealized loss of $43,118, fair value of $1,467,816 and amortized cost of $1,510,934.  All of these fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.

Other Income

Other income was $154 and $19,488, respectively, for the three months ended June 30, 2011 and 2010, a decrease of $19,334.  The decrease is primarily due to a $16,718 gain on the sale of a fixed asset in 2010 and a decrease in service fees in 2011.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 3.1% to $2,123,734 for the three months ended June 30, 2011, a decrease of $67,300 from $2,191,034 for the three months ended June 30, 2010.

Benefits and Claims

Benefits and claims increased 15.8% to $1,368,895 for the three months ended June 30, 2011, an increase of $186,339 from $1,182,556 for the three months ended June 30, 2010.  The increase is primarily due to the following:

•	$111,083 increase in death benefits primarily due to an increase in the number of policies in force and an increase in the amount and number of claims in course of settlement.

•
$60,495 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•	$9,011 increase in the change in reserves.

•	$5,750 increase in surrenders.

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

For the three months ended June 30, 2011 and 2010, capitalized costs were $522,513 and $345,620, respectively.  Amortization of deferred policy acquisition costs for the three months ended June 30, 2011 and 2010 was $50,001 and $77,139, respectively.  The $176,893 increase in the acquisition costs deferred relates to increased new business production of final expense policies.  The $27,138 decrease in the amortization of deferred acquisition costs primarily reflects improved persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $53,192 and $60,968 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $7,776 reflects improved persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Commissions

Commissions increased 26.4% to $531,006 for the three months ended June 30, 2011, an increase of $110,954 compared to $420,052 of commissions for the three months ended June 30, 2010.  The increase is primarily due to the following:

•	$138,730 increase in final expense first year commissions that corresponds to the $115,517 increase in final expense first year premiums.

•	$48,182 increase in annuity first year, single and renewal commissions that corresponds to the $999,351 of increased 2011 annuity considerations deposited.

•	$9,664 increase in final expense renewal commissions that corresponds to the $95,810 increase in final expense renewal year premiums.

•	$1,942 increase in other first year and renewal commissions that corresponds to $91,559 increase in other first year and renewal premiums.

•
These commission increases were partially offset by an $87,564 decrease in first year whole life and term commissions that corresponds to a $156,158 decrease in first year whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 19.2% to $643,153 for the three months ended June 30, 2011, a decrease of $152,786 compared to $795,939 for the three months ended June 30, 2010.  The decrease is primarily due to:

•
$176,000 decrease in salaries and wages primarily due to decreased 2011 staffing levels and 2011 resources utilized on the public stock offering that were capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•
$46,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

•	$23,000 decrease in employee benefits primary due to decreased staffing levels.

•
$57,000 increase in depreciation and amortization primarily related to changing the life of the building from 39 years to 19 years during second quarter 2011 (increased depreciation by $48,000) and amortization of leasehold improvements that began in 2011 (increased depreciation $9,000).

•	$29,000 increase in state taxes, licenses and fees including franchise taxes due to the timing of payment of these items in 2011 and 2010.

•	$6,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the three months ended June 30, 2011 and 2010, deferred income tax benefit was $14,289 and $19,094, respectively.  There were no current income taxes for second quarter 2011 or 2010.

Net Loss and Net Loss Per Common Share Basic and Diluted

For the three months ended June 30, 2011 and 2010, there were net losses of $16,959 and $261,599, respectively.  The net loss per common share basic and diluted for the three months ended June 30, 2011 was $0.00, based upon 6,903,073 weighted average common shares basic and diluted outstanding and subscribed for the three months ended June 30, 2011.  The net loss per common share basic and diluted for the three months ended June 30, 2010 was $0.04, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the three months ended June 30, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 14.9% to $2,066,682 for the three months ended June 30, 2011, an increase of $267,704 from $1,798,978 for the three months ended June 30, 2010.  The increase in revenue from 2010 to 2011 primarily relates to increased first year and renewal final expense premiums, increased net investment income and increased net realized gains in excess of decreased first year whole life and term premiums.

The income before total federal income taxes from Life and Annuity Insurance Operations was $70,833 for the three months ended June 30, 2011 compared to a loss before federal income taxes of $85,442 for the three months ended June 30, 2010.  The $156,275 increased profitability for 2011 compared to 2010 is primarily due to increased premiums, increased net investment income, increased net realized investment gains, increased capitalization of deferred acquisition costs in excess of the related amortization and decreased underwriting, insurance and acquisition expenses.  These items that increased income were reduced by increased benefits, claims and commissions.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 75.6% to $27,173 for the three months ended June 30, 2011, a decrease of $84,180 from $111,353 for the three months ended June 30, 2010.  The decrease relates to a decrease in production of loan agreements as management focuses on business primarily with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $21,273 and $80,615 for the three months ended June 30, 2011 and 2010, respectively.  The $59,342 decreased loss from 2010 to 2011 is primarily attributable to a decrease in allowance for loan losses, 2011 loan production intentionally decreased with reduced loan issuance made through profitable agencies primarily in Oklahoma and decreased 2011 costs to operate our premium finance operations.

Corporate Operations

Revenues from Corporate Operations were ($1,369) and $10 for the three months ended June 30, 2011 and 2010, respectively.  This $1,379 decrease is primarily due to a decrease in net investment income.

The loss before total federal income taxes from Corporate Operations was $80,808 and $114,636 for the three months ended June 30, 2011 and 2010, respectively.  The $33,828 decreased loss from 2011 to 2010 is primarily due to decreased operating expenses.

Results of Operations - Six Months Ended June 30, 2010 and 2011

Executive Summary

Our net income for the six months ended June 30, 2011 was $1,270 compared to a net loss for the six months ended June 30, 2010 of $355,188.  This $356,458 improvement in profitability is primarily due to the following factors:

•	Other underwriting, insurance and acquisition expenses decreased $370,086 primarily due to decreased staffing levels and the capitalization of resources utilized on the public stock offering as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•
Increased deferral of acquisition costs, net of amortization, of $336,269 due to increased acquisition costs that varied with and were primarily related to increased sales of final expense products coupled with improved persistency of our in force business.

•	Net investment income increased $100,552 primarily due to increased total investments in the consolidated statement of financial position.

•	Premiums increased $66,815 primarily due to increased sales of final expense products.

•	The above positive contributions to increasing year-to-date six month profitability during 2011 compared to 2010 were offset by the following negative factors:

o	Death benefits increased $155,632 primarily due to an increase in the number of policies in force and an increase in the amount and number of claims in course of settlement.

o	Commissions increased $146,477 primarily due to the increased sales of final expense products.

o	Income from premium financing decreased $120,451 as 2011 loans were primarily made in Oklahoma to profitable agencies with significantly decreased 2011 production in Mississippi and Louisiana.

o	Interest credited to policyholders increased $117,696 due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position.

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total consolidated revenues increased 0.1% to $4,312,001 for the six months ended June 30, 2011, an increase of $4,062 from $4,307,939 for the six months ended June 30, 2010.

Premiums

Premiums increased 2.2% to $3,051,378 for the six months ended June 30, 2011, an increase of $66,815 from $2,984,563 for the six months ended June 30, 2010.  The increase was due to the following:

•	$228,573 increase in final expense first year premium production.

•	$167,460 increase in final expense renewal premium production.

•	$109,251 increase in whole life and term renewal premium production.

•
These premium increases were partially offset by a $438,469 decrease in first year production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 62.2% to $73,053 for the six months ended June 30, 2011, a decrease of $120,451 from $193,504 for the six months ended June 30, 2010.  The income from premium financing has steadily decreased during the past 18 months.  Premium financing operations are mostly based on the production of loan agreements with Oklahoma agents although we are issuing a limited number of loans in Louisiana and Mississippi with profitable agencies but currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income increased 9.5% to $1,159,435 for the six months ended June 30, 2011, an increase of $100,552 from $1,058,883 for the six months ended June 30, 2010.  The increase in net investment income primarily relates to increased total investments in the consolidated statement of financial position.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.  In addition, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.  This accumulation and holding of cash during the first six months of 2011 resulted in the Company foregoing approximately $300,000 of net investment income.  Management is considering increasing the amount invested in mortgage loans to increase future investment yields.

Net Realized Investment Gains (Losses)

Net realized investment gains were $25,350 and $48,675 for the six months ended June 30, 2011 and 2010, respectively, a decreased net gain of $23,325.  The decreased net gains in excess of net losses are due to call activity and planned sales of specific securities during 2011 and 2010.

We have recorded no other-than-temporary impairments in 2011 and 2010.

As of June 30, 2011, we held seven fixed maturity securities with an unrealized loss of $61,334, fair value of $2,094,273 and amortized cost of $2,155,607.  As of December 31, 2010, we held five fixed maturity securities with an unrealized loss of $43,118, fair value of $1,467,816 and amortized cost of $1,510,934.  All of these fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.

Other Income

Other income was $2,785 and $22,314, respectively, for the six months ended June 30, 2011 and 2010, a decrease of $19,529.  The decrease is primarily due to a $16,718 gain on the sale of a fixed asset in 2010, a $2,150 loss on sale of invested real estate and a decrease in service fees in 2011.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 7.6% to $4,275,402 for the six months ended June 30, 2011, a decrease of $353,440 from $4,628,842 for the six months ended June 30, 2010.

Benefits and Claims

Benefits and claims increased 9.4% to $2,681,614 for the six months ended June 30, 2011, an increase of $230,242 from $2,451,372 for the six months ended June 30, 2010.  The increase is primarily due to the following:

•	$155,632 increase in death benefits primarily due to an increase in the number of policies in force and an increase in the amount and number of claims in course of settlement.

•
$117,696 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•	$37,125 decrease in the change in reserves.

•	$5,961 decrease in surrenders.

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

For the six months ended June 30, 2011 and 2010, capitalized costs were $1,074,898 and $845,001, respectively.  Amortization of deferred policy acquisition costs for the six months ended June 30, 2011 and 2010 was $187,717 and $294,089, respectively.  The $229,897 increase in the acquisition costs deferred relates to increased new business production of final expense policies.  The $106,372 decrease in the amortization of deferred acquisition costs primarily reflects improved persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $114,477 and $138,281 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $23,804 reflects improved persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Commissions

Commissions increased 17.0% to $1,009,009 for the six months ended June 30, 2011, an increase of $146,477 compared to $862,532 of commissions for the six months ended June 30, 2010. The increase is primarily due to:

•	$272,592 increase in final expense first year commissions that corresponds to the $228,573 increase in final expense first year premiums.

•	$88,982 increase in annuity first year, single and renewal commissions that corresponds to the $1,874,461 of increased 2011 annuity considerations deposited.

•	$16,518 increase in final expense renewal commissions that corresponds to the $167,460 increase in final expense renewal year premiums.

•	$4,740 increase in other first year and renewal commissions that corresponds to $109,251 increase in other first year and renewal premiums.

•
These commission increases were partially offset by a $236,355 decrease in first year whole life and term commissions that corresponds to a $438,469 decrease in first year whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 21.4% to $1,357,483 for the six months ended June 30, 2011, a decrease of $370,086 compared to $1,727,569 for the six months ended June 30, 2010.  The decrease is primarily due to:

•
$308,000 decrease in salaries and wages primarily due to decreased 2011 staffing levels and 2011 resources utilized on the public stock offering that were capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•
$128,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

•	$44,000 decrease in employee benefits primary due to decreased staffing levels.

•
$66,000 increase in depreciation and amortization primarily related to changing the life of the building from 39 years to 19 years during second quarter 2011 (increased depreciation by $48,000) and amortization of leasehold improvements that began in 2011 (increased depreciation $18,000).

•	$39,000 increase in state taxes, licenses and fees including franchise taxes due to the timing of payment of these items in 2011 and 2010.

•	$5,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the six months ended June 30, 2011 and 2010, deferred income tax expense was $31,666 and $34,285, respectively.  Current income taxes were $3,663 for the six months ended June 30, 2011.  There were no current income taxes for the six months ended June 30, 2010.

Net Loss and Net Loss Per Common Share Basic and Diluted

For the six months ended June 30, 2011, there was net income of $1,270.  For the six months ended June 30, 2010, there was a net loss of $355,188.  The net income per common share basic and diluted for the six months ended June 30, 2011 was $0.00, based upon 6,792,652 weighted average common shares basic and diluted outstanding and subscribed for the six months ended June 30, 2011.  The net loss per common share basic and diluted for the six months ended June 30, 2010 was $0.06, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the six months ended June 30, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 3.5% to $4,237,677 for the six months ended June 30, 2011, an increase of $144,381 from $4,093,296 for the six months ended June 30, 2010.  The increase in revenue from 2010 to 2011 primarily relates to increased first year and renewal final expense premium and increased net investment income in excess of decreased first year whole life and term premiums and decreased net realized investment gains.

The income before total federal income taxes from Life and Annuity Insurance Operations was $323,207 and $153,419, respectively, for the six months ended June 30, 2011 and 2010.  The $169,788 increased profitability for 2011 compared to 2010 is primarily due to increased premiums, increased net investment income,  increased capitalization of deferred acquisition costs in excess of the related amortization and decreased underwriting, insurance and acquisition expenses.  These items that increased income were reduced by increased benefits, claims and commissions.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 66.8% to $71,187 for the six months ended June 30, 2011, a decrease of $143,426 from $214,613 for the six months ended June 30, 2010.  The decrease relates to a decrease in production of loan agreements as management focuses on business primarily with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $74,842 and $243,356 for the six months ended June 30, 2011 and 2010, respectively.  The $168,514 decreased loss from 2010 to 2011 is primarily attributable to a decrease in allowance for loan losses, 2011 loan production intentionally decreased with reduced loan issuance made through profitable agencies primarily in Oklahoma and decreased 2011 costs to operate our premium finance operations.

Corporate Operations

Revenues from Corporate Operations were $3,137 and $30 for the six months ended June 30, 2011 and 2010, respectively.  This $3,107 increase is primarily due to an increase in net investment income.

The loss before total federal income taxes from Corporate Operations was $211,766 and $230,966 for the six months ended June 30, 2011 and 2010, respectively.  The $19,200 decreased loss from 2011 to 2010 is primarily due to decreased operating expenses.

Consolidated Financial Condition

As of June 30, 2011, our available-for-sale fixed maturity securities had a fair value of $26,862,236 and amortized cost of $23,243,929 compared to a fair value of $26,623,318 and an amortized cost of $23,183,633 as of December 31, 2010.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.

As of June 30, 2011, our available-for-sale equity securities had a fair value of $528,427 compared to a fair value of $529,314 as of December 31, 2010.  The cost of available-for-sale equity securities were $347,353 as of both June 30, 2011 and December 31, 2010.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of June 30, 2011, we held the following additional invested assets: mortgage loans on real estate of $1,405,437; investment real estate of $2,946,162; policy loans of $413,682 and other long-term investments of $7,195,932.  The other long-term investments are comprised of lottery prize receivables.

As of December 31, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,156,812; investment real estate of $3,077,520; policy loans of $367,284 and other long-term investments of $6,886,529.  The other long-term investments are comprised of lottery prize receivables.

Total investments were $39,351,876 and $38,640,777 as of June 30, 2011 and December 31, 2010, respectively.

Deferred policy acquisition costs were $4,115,373 and $3,234,285 as of June 30, 2011 and December 31, 2010, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $1,074,898 and $845,001 for the six months ended June 30, 2011 and 2010, respectively.  Amortization of deferred acquisition costs for the six months ended June 30, 2011 and 2010 was $187,717 and $294,089, respectively.

The value of insurance business acquired was $2,392,781 and $2,507,258 as of June 30, 2011 and December 31, 2010, respectively.  Amortization of value of insurance business acquired for the six months ended June 30, 2011 and  2010 was $114,477 and $138,281, respectively.

As of June 30, 2011 and December 31, 2010, we held loans from premium financing of $1,224,851 and $1,143,977, respectively. The loan balances as of June 30, 2011 and December 31, 2010, respectively, are net of unearned interest of $45,756 and $35,519 and allowance for loan losses of $235,619 and $443,071.

The progression of the Company’s loans from premium financing for the six months ended June 30, 2011 and the year ended December 31, 2010 is summarized as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of year	$1,622,567	$3,140,800
Loans financed	2,564,485	3,486,083
Unearned interest	(10,237)	36,624
Capitalized fees and interest	34,020	(4,208)
Payment of loans and unearned interest	(2,704,609)	(5,036,732)
Ending loan balance including unearned interest	1,506,226	1,622,567
Unearned interest included in ending loan balances	(45,756)	(35,519)
Loan balance net of unearned interest	1,460,470	1,587,048
Less allowance for loan loss	(235,619)	(443,071)
Loan balance net of unearned interest and allowance for loan losses at the end of the year	$1,224,851	$1,143,977

As of June 30, 2011, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,033,668; accrued investment income of $396,123; accounts receivable of $391,345; property and equipment of $194,907 and other assets of $1,059,633.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

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

Total liabilities as of June 30, 2011 and December 31, 2010 were $50,630,015 and $44,932,914, respectively.

Total policy liabilities as of June 30, 2011 were $49,655,971 and were composed of policyholders’ account balances of $34,749,285; future policy benefits of $14,428,609; policy claims of $437,703 and premiums paid in advance of  $40,374.

Total policy liabilities as of December 31, 2010 were $44,115,568 and were composed of policyholders’ account balances of $30,261,070; future policy benefits of $13,444,284; policy claims of $367,306 and premiums paid in advance of $42,908.

The liability for deferred federal income taxes was $399,787 and $294,705 as of June 30, 2011 and December 31, 2010, respectively.  Other liabilities as of June 30, 2011 and December 31, 2010 were $574,257 and $523,271, respectively.  Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through June 30, 2011, we have received $22,366,000 from the sale of our shares. Our operations have not been profitable and have generated more than $3,388,000 of losses from operations since we were incorporated in 2004 as shown in the accumulated deficit balance in the June 30, 2011 consolidated statement of financial position along with $2,428,328 recognized in recording the 2011 5% Stock Dividend where 323,777 shares were issued.

As of June 30, 2011, we had cash and cash equivalents totaling $20,206,054.  The majority of our excess funds have been invested in money market mutual funds.  At June 30, 2011, cash and cash equivalents of $13,220,490 of the total $20,206,054 were held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC.

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

The Federal Deposit insurance Corporation currently insures all non-interest bearing accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

During the six months ended June 30, 2011 and 2010, cash and cash equivalents increased $7,220,776 and $825,728, respectively.

Our operating activities for the six months ended June 30, 2011 provided $478,694 of cash compared to $383,606 of cash provided by operations during the six months ended June 30, 2010.  The $95,088 increase in cash provided by operations in 2011 is primarily due to increased premiums and decreased expenses in excess of increased benefits, claims and commissions.

Cash used by investing activities for the six months ended June 30, 2011 and 2010 was $20,563 and $1,381,420, respectively.  The cash was utilized to purchase additional investments.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $6,762,645 and $1,823,542, respectively.  The 2011 increase in cash provided by financing activities resulted from a net increase in policy deposits for the six months ended June 30, 2011 and the net proceeds from the 2011 and 2010 public stock offering that commenced on June 29, 2010.

Shareholders’ equity at June 30, 2011 was $19,736,596 compared to $16,655,947 as of December 31, 2010.  The increase is due primarily to net proceeds from the public stock offering that commenced on June 29, 2010.  For the six months ended June 30, 2011, the public stock offering generated proceeds of $3,528,750 less $546,970 of offering costs.

Equity per common share outstanding and subscribed increased 10.2% to $2.80 as of June 30, 2011 compared to $2.54 per share at December 31, 2010, based upon 7,047,581 common shares outstanding and subscribed as of June 30, 2011 and 6,565,976 outstanding common shares as of December 31, 2010.  These common shares outstanding and subscribed reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,799,381 and $3,621,646 as of June 30, 2011 and December 31, 2010, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of June 30, 2011, cash and fixed maturity available-for-sale securities with maturities of less than one year equaled 42.4% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We will use the majority of our capital provided from the public stock offerings to expand life insurance operations and acquire life insurance companies.  The operations of TLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

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

On June 29, 2010, we commenced a public offering of our common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of our common stock for $7.50 per share.  We will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold.  We have registered an additional 133,334 shares of our common stock to cover over subscriptions if any occur.  The sale of all the additional shares would provide us with an additional $850,000 after reduction for offering expenses and sales commissions.  The offering will end on June 28, 2012, unless all the shares are sold before then.  As of June 30, 2011, the Company has received gross proceeds of $6,891,030 from the sale of 918,804 shares of our common stock in this offering and incurred $1,033,654 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to us.  Future proceeds from the sale of shares of our common stock in this public offering will be available to us without being held in escrow.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents at June 30, 2011 will be sufficient to fund our anticipated operating expenses.

Loans outstanding from premium financing declined during 2010 and have continued to decline during 2011 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and may require additional capital.  The premium financing operations have steadily decreased during the past 18 months.  Premium financing loan operations is now based on the production of loan agreements with Oklahoma agents.  We are only writing business in Louisiana and Mississippi with profitable agencies and currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing loan operations to determine if it can continue based almost entirely on Oklahoma production.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 12, 2011	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 12, 2011	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer