Form 10-Q
period 2011-09-30
First Trinity Financial CORP
filed 2011-11-08
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended September 30, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period From to .

Commission file number: 000-52613

FIRST TRINITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	34-1991436 (I.R.S. Employer Identification Number)

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
Common stock .01 par value as of November 8, 2011:  6,798,535 shares

FIRST TRINITY FINANCIAL CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
		Page Number
Item 1.	Consolidated Financial Statements

	Consolidated Statements of Financial Position as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Operations for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources	25

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	(Removed and Reserved)	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

Item 1.                    Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position
	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $22,160,853 and $23,183,633 as of September 30, 2011 and December 31, 2010, respectively)	$25,167,107	$26,623,318

Available-for-sale equity securities at fair value (cost: $1,546,059 as of September 30, 2011 and $347,353 as of December 31, 2010)	1,653,161	529,314
Mortgage loans on real estate	1,381,368	1,156,812
Investment real estate	2,919,425	3,077,520
Policy loans	424,480	367,284
Other long-term investments	9,400,806	6,886,529
Total investments	40,946,347	38,640,777
Cash and cash equivalents	23,332,460	12,985,278
Certificate of deposit (restricted)	-	102,273
Accrued investment income	386,033	385,948
Recoverable from reinsurers	1,045,253	977,397
Agents' balances and due premiums	401,045	357,979
Loans from premium financing, net	1,212,014	1,143,977
Deferred policy acquisition costs	4,597,523	3,234,285
Value of insurance business acquired	2,334,570	2,507,258
Property and equipment, net	183,996	102,374
Other assets	1,110,153	1,151,315
Total assets	$75,549,394	$61,588,861
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$37,428,589	$30,261,070
Future policy benefits	14,900,382	13,444,284
Policy claims	342,329	367,306
Premiums paid in advance	53,893	42,908
Total policy liabilities	52,725,193	44,115,568
Deferred federal income taxes	421,901	294,075
Other liabilities	1,599,853	523,271
Total liabilities	54,746,947	44,932,914
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, 6,798,535 and 5,805,000 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively and 414,277 and 448,310 subscribed as of September 30, 2011 and December 31, 2010, respectively	72,128	62,533
Additional paid-in capital	23,146,830	16,677,615
Accumulated other comprehensive income	2,751,851	3,305,370
Accumulated deficit	(5,168,362)	(3,389,571)
Total shareholders' equity	20,802,447	16,655,947
Total liabilities and shareholders' equity	$75,549,394	$61,588,861

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,
	2011	2010
Revenues
Premiums	$1,525,552	$1,434,189
Income from premium financing	35,979	65,132
Net investment income	629,440	596,840
Net realized investment gains	573,823	-
Other income	23,853	2,721
Total revenues	2,788,647	2,098,882
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	462,699	431,438
Death benefits	258,413	402,747
Surrenders	95,799	108,466
Interest credited to policyholders	380,171	308,793
Total benefits and claims	1,197,082	1,251,444
Policy acquisition costs deferred	(500,681)	(364,826)
Amortization of deferred policy acquisition costs	18,877	85,251
Amortization of value of insurance business acquired	58,211	71,953
Commissions	538,106	384,979
Other underwriting, insurance and acquisition expense	742,502	784,549
Total benefits, claims and expenses	2,054,097	2,213,350
Income (loss) before total federal income tax expense	734,550	(114,468)
Current federal income tax expense	29,607	-
Deferred federal income tax expense	56,676	24,884
Total federal income tax expense	86,283	24,884
Net income (loss)	$648,267	$(139,352)
Net income (loss) per common share basic and diluted	$0.09	$(0.02)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Revenues
Premiums	$4,576,930	$4,418,752
Income from premium financing	109,032	258,636
Net investment income	1,788,875	1,655,723
Net realized investment gains	599,173	48,675
Other income	26,638	25,035
Total revenues	7,100,648	6,406,821
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,408,649	1,414,513
Death benefits	1,134,920	1,123,622
Surrenders	247,605	266,233
Interest credited to policyholders	1,087,522	898,448
Total benefits and claims	3,878,696	3,702,816
Policy acquisition costs deferred	(1,575,579)	(1,209,827)
Amortization of deferred policy acquisition costs	206,594	379,340
Amortization of value of insurance business acquired	172,688	210,234
Commissions	1,547,115	1,247,511
Other underwriting, insurance and acquisition expense	2,099,985	2,512,118
Total benefits, claims and expenses	6,329,499	6,842,192
Income (loss) before total federal income tax expense	771,149	(435,371)
Current federal income tax expense	33,270	-
Deferred federal income tax expense	88,342	59,169
Total federal income tax expense	121,612	59,169
Net income (loss)	$649,537	$(494,540)
Net income (loss) per common share basic and diluted	$0.09	$(0.08)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2010	$58,050	$13,806,503	$2,867,044	$(3,480,907)	$13,250,690
Subscriptions of common stock	2,819	1,813,489			1,816,308
Comprehensive income:
Net loss	-	-	-	(494,540)	(494,540)
Change in net unrealized appreciation on available-for-sale securities	-	-	1,408,639	-	1,408,639
Total comprehensive income	-	-	-	-	914,099
Balance at September 30, 2010	$60,869	$15,619,992	$4,275,683	$(3,975,447)	$15,981,097

Balance at January 1, 2011	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090		(2,428,328)	-
Subscriptions of common stock	6,357	4,044,125			4,050,482
Comprehensive income:
Net income	-	-	-	649,537	649,537
Change in net unrealized appreciation on available-for-sale securities	-	-	(553,519)	-	(553,519)
Total comprehensive income	-	-	-	-	96,018
Balance at September 30, 2011	$72,128	$23,146,830	$2,751,851	$(5,168,362)	$20,802,447

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$649,537	$(494,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for depreciation	159,993	62,006
Accretion of discount on investments	(643,351)	(494,046)
Realized investment gains	(599,173)	(48,675)
Gain on sale of fixed asset	(2,171)	-
Loss on sale of invested real estate	2,150	-
Amortization of policy acquisition cost	206,594	379,340
Policy acquisition cost deferred	(1,575,579)	(1,209,827)
Amortization of value of insurance business acquired	172,688	210,234
Provision for deferred federal income tax	88,342	59,169
Interest credited on policyholder deposits	1,087,522	898,448
Change in assets and liabilities
Accrued investment income	(85)	(61,574)
Policy loans	(57,196)	(20,298)
Allowance for loan losses	(214,136)	103,601
Recoverable from reinsurers	(67,856)	(118,233)
Accounts receivable	(43,066)	(82,478)
Other assets	41,162	(205,508)
Future policy benefits	1,456,098	1,490,101
Policy claims	(24,977)	90,176
Premiums paid in advance	10,985	26,589
Other liabilities	1,076,582	66,524
Net cash provided by operating activities	1,724,063	651,009

Investing activities
Purchase of fixed maturity securities	(2,194,847)	(4,060,409)
Maturities of fixed maturity securities	600,000	-
Sales of fixed maturity securities	3,422,767	881,055
Purchase of equity securities	(1,198,706)	(42,500)
Purchase of mortgage loan	(412,500)	-
Reduction in mortgage loans	187,944	193,673
Purchase of invested real estate	(13,550)	(117,873)
Sale of invested real estate	49,000	123,500
Purchase of other long term investments	(2,995,500)	(1,889,000)
Payments on other long term investments	918,608	645,758
Maturity of certificate of deposit	102,273	-
Loans made for premiums financed	(2,103,627)	(3,184,063)
Loans repaid for premiums financed	2,249,726	4,555,859
Purchases of furniture and equipment, net	(118,948)	(154,160)
Net cash used by investing activities	(1,507,360)	(3,048,160)

Financing activities
Policyholder account deposits	7,573,206	4,890,708
Policyholder account withdrawals	(1,493,209)	(1,374,149)
Proceeds from public stock offering	4,050,482	1,816,308
Net cash provided by financing activities	10,130,479	5,332,867

Increase in cash	10,347,182	2,935,716

Cash and cash equivalents, beginning of period	12,985,278	7,080,692
Cash and cash equivalents, end of period	$23,332,460	$10,016,408

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

The offering was extended on July 29, 2011 but will end on June 28, 2012, unless all the Company’s shares are sold before then.  As of September 30, 2011, the Company has received gross proceeds of $8,130,262 from the subscription of 1,084,035 shares of its common stock in this offering and incurred $1,204,185 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to the Company.  Future proceeds from the sale of shares of the Company’s common stock in this public offering will be available to the Company without being held in escrow.

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
September 30, 2011
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and the notes thereto for the year ended December 31, 2010, as included in the Company’s Annual Report on Form 10-K.

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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2011 through the date that these financial statements have been issued.  Please see Note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

2.       Investments

Investments in available-for-sale fixed maturity and equity securities as of September 30, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost or Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,923,880	$47,640	$-	$1,971,520
Residential mortgage-backed securities	139,015	89,468	-	228,483
Corporate bonds	19,341,052	2,939,353	49,671	22,230,734
Foreign bonds	756,906	-	20,536	736,370
Total fixed maturity securities	22,160,853	3,076,461	70,207	25,167,107
Mutual funds	52,000	28,600	-	80,600
Corporate common stock	1,494,059	78,502	-	1,572,561
Total equity securities	1,546,059	107,102	-	1,653,161
Total fixed maturity and equity securities	$23,706,912	$3,183,563	$70,207	$26,820,268

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost or Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government agency	$1,121,014	$19,442	$31,495	$1,108,961
Residential mortgage-backed securities	153,176	38,327	-	191,503
Corporate bonds	21,700,965	3,422,257	11,623	25,111,599
Foreign bonds	208,478	2,777	-	211,255
Total fixed maturity securities	23,183,633	3,482,803	43,118	26,623,318
Mutual funds	52,000	34,800	-	86,800
Corporate common stock	295,353	147,161	-	442,514
Total equity securities	347,353	181,961	-	529,314
Total fixed maturity and equity securities	$23,530,986	$3,664,764	$43,118	$27,152,632

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

2.       Investments (continued)

For all securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2011 and December 31, 2010 are summarized as follows:

		Unrealized	Number of
September 30, 2011	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,580,554	$49,671	8
Foreign bonds	736,369	20,536	3
Total fixed maturity securities	$2,316,923	$70,207	11

		Unrealized	Number of
December 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$718,021	$31,495	2
Corporate bonds	749,795	11,623	3
Total fixed maturity securities	$1,467,816	$43,118	5

As of September 30, 2011 and December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 91% and 94%, respectively.  As of September 30, 2011 and December 31, 2010, fixed maturity securities were 89% and 87%, respectively, investment grade as rated by Standard & Poor’s.

There were no equity securities in an unrealized loss position as of September 30, 2011 and December 31, 2010.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

2.       Investments (continued)

Based on our review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2011 or during the year ended December 31, 2010.

Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2011, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in accumulated other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010

Unrealized appreciation on available-for-sale securities	$3,113,356	$3,621,646
Adjustment to deferred acquisition costs	(16,591)	(10,843)
Deferred income taxes	(344,914)	(305,433)
Net unrealized appreciation on available-for-sale securities	$2,751,851	$3,305,370

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2011, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,339,554	$1,401,697
Due in one year through five years	7,512,394	8,362,631
Due after five years through ten years	8,745,941	9,977,369
Due after ten years	4,423,949	5,196,927
Due at multiple maturity dates	139,015	228,483
	$22,160,853	$25,167,107

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

2.       Investments (continued)

Proceeds and gross realized gains (losses) from the sales, maturities and calls of fixed maturity available-for-sale securities for the three and nine  months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Proceeds	$3,166,481	$505,198	$4,022,767	$881,055

Gross realized gains	573,823	-	599,579	49,112

Gross realized losses	-	-	(406)	(437)

There were no proceeds or gross realized gains (losses) from the sales of equity securities available-for-sale for the three and nine months ended September 30, 2011 and 2010.

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2011 and 2010 and the amount of realized investment gains on fixed maturity available-for-sale securities for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Change in unrealized investment gains (losses):
Available-for-sale securities
Fixed maturity securities	$(612,053)	$801,957	$(433,431)	$1,649,454
Equity securities	(73,972)	59,222	(74,859)	78,060
Realized investment gains:
Fixed maturity securities	573,823	-	599,173	48,675

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

2.       Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Fixed maturity securities	$586,003	$529,005	$1,735,605	$1,536,087
Equity securities	42,686	4,064	50,892	10,232
Mortgage loans	25,841	23,149	83,516	70,557
Real estate	89,600	83,218	267,407	261,236
Short-term and other investments	8,949	22,101	35,425	50,018
Gross investment income	753,079	661,537	2,172,845	1,928,130
Investment expenses	(123,639)	(64,697)	(383,970)	(272,407)
Net investment income	$629,440	$596,840	$1,788,875	$1,655,723

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  This category generally includes certain private equity investments where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 is summarized as follows:

September 30, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,971,520	$-	$1,971,520
Residential mortgage-backed securities	-	228,483	-	228,483
Corporate bonds	-	22,230,734	-	22,230,734
Foreign bonds	-	736,370	-	736,370
Total fixed maturity securities	$-	$25,167,107	$-	$25,167,107
Equity securities, available-for-sale
Mutual funds	$-	$80,600	$-	$80,600
Corporate common stock	296,355	-	1,276,206	1,572,561
Total equity securities	$296,355	$80,600	$1,276,206	$1,653,161

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government agency	$-	$1,108,961	$-	$1,108,961
Residential mortgage-backed securities	-	191,503	-	191,503
Corporate bonds	-	25,111,599	-	25,111,599
Foreign bonds	-	211,255	-	211,255
Total fixed maturity securities	$-	$26,623,318	$-	$26,623,318
Equity securities, available-for-sale
Mutual funds	$-	$86,800	$-	$86,800
Corporate common stock	365,014	-	77,500	442,514
Total equity securities	$365,014	$86,800	$77,500	$529,314

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

As of September 30, 2011, the Level 3 financial instruments consisted of the common stock of a life insurance company and two private placement common stocks where none of the three investments have active trading.  At December 31, 2010, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in a life insurance company and two small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the two development stage companies commence operations.  The life insurance company stock was acquired during third quarter 2011from several of its shareholders in an arm’s length transaction.

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

The Company’s equity securities are included in Level 1 except for mutual funds included in Level 2 and private placement common stocks and life insurance company common stock discussed above are included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds is appropriate since they are not actively traded as of both September 30, 2011 and December 31, 2010.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Beginning balance	$77,500	$35,000	$77,500	$35,000

Purchases	1,198,706	42,500	1,198,706	42,500

Ending balance	$1,276,206	$77,500	$1,276,206	$77,500

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

The estimated fair values of financial instruments, as of September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity securities	$25,167,107	$25,167,107	$26,623,318	$26,623,318
Equity securities	1,653,161	1,653,161	529,314	529,314
Mortgage loans on real estate	1,381,368	1,434,661	1,156,812	1,192,284
Policy loans	424,480	424,480	367,284	367,284
Other long-term investments	9,400,806	10,581,114	6,886,529	7,423,119
Cash and cash equivalents	23,332,460	23,332,460	12,985,278	12,985,278
Loans from premium financing	1,212,014	1,212,014	1,143,977	1,143,977
Liabilities
Policyholders' account balances	$37,428,589	35,072,868	$30,261,070	28,700,425
Policy claims	342,329	342,329	367,306	367,306

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.       Fair Value Measurements (continued)

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $228,935 and $443,071 as of September 30, 2011 and December 31, 2010, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

4.       Segment Data

Given the limited nature of each subsidiary’s operations, the Company has a life insurance segment, consisting of the operations of TLIC, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  The Company’s three operating segments for the three and nine months ended September 30, 2011 and 2010 and assets as of September 30, 2011 and December 31, 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Life and annuity insurance operations	$2,713,398	$2,030,789	$6,951,075	$6,124,085
Premium finance operations	55,014	66,813	126,201	281,426
Corporate operations	20,235	1,280	23,372	1,310
Total	$2,788,647	$2,098,882	$7,100,648	$6,406,821
Income (loss) before income taxes:
Life and annuity insurance operations	$877,183	$111,351	$1,200,390	$264,770
Premium finance operations	(54,840)	(114,556)	(129,682)	(357,912)
Corporate operations	(87,793)	(111,263)	(299,559)	(342,229)
Total	$734,550	$(114,468)	$771,149	$(435,371)
Depreciation and amortization expense:
Life and annuity insurance operations	$120,851	$176,941	$504,356	$644,471
Premium finance operations	927	1,610	2,781	5,415
Corporate operations	8,899	605	32,138	1,694
Total	$130,677	$179,156	$539,275	$651,580

	September 30, 2011	December 31, 2010
Assets:
Life and annuity insurance operations	$66,567,347	$55,436,841
Premium finance operations	1,971,989	3,247,530
Corporate operations	7,010,058	2,904,490
Total	$75,549,394	$61,588,861

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

5.       Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance at beginning of period	$235,619	$393,446	$443,071	$318,826
Credits to statement of financial position	$-	$-	$(191,991)	$-
Additions (reductions) charged to operations	(6,684)	28,981	(22,145)	103,601
Allowance at end of period	$228,935	$422,427	$228,935	$422,427

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

7.       Comprehensive Income

The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$648,267	$(139,352)	$649,537	$(494,540)
Total net unrealized gains (losses) arising during the period, net of tax	(77,295)	671,479	45,654	1,457,314
Less: Net realized investment gains	573,823	-	599,173	48,675
Net unrealized gains (losses)	(651,118)	671,479	(553,519)	1,408,639
Total comprehensive income (loss)	$(2,851)	$532,127	$96,018	$914,099

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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

10.     Subsequent Events

On July 26, 2011, the Company announced that First Trinity’s wholly owned subsidiary, TLIC, domiciled in Oklahoma, signed a definitive agreement to acquire Doctors Life Insurance Company, domiciled in California, with assets of approximately $22 million and licensed in California, Arizona, Hawaii, Montana, Nevada, Texas and Wyoming.  The purchase price will be $4,500,000, subject to adjustment based upon required statutory capital and surplus.  The transaction is subject to customary regulatory approval.  Closing is anticipated to occur in 2012.

On October 20, 2011, the Company announced that TLIC had signed a transaction agreement with the Board of Directors of Family Benefit Life Insurance Company (“FBL”), domiciled in Missouri, with assets of approximately $61 million and licensed in Arizona, Colorado, Kansas, Missouri, Nevada, New Mexico, and Oklahoma, to acquire for cash all of the issued and outstanding shares of FBL from its shareholders.  The transaction price per share is $11.05 and was based on FBL’s statutory capital and surplus (presented in accordance with statutory accounting principles) as of September 30, 2011 and the number of common shares issued and outstanding as of September 30, 2011 plus a premium of approximately $3.7 million.  The transaction is subject to completion of due diligence, the continuation of FBL’s business in the ordinary course and certain other conditions.  Closing is anticipated to occur before December 31, 2011.

As of September 30, 2011, TLIC had acquired approximately 9.994% of the issued and outstanding common stock of FBL that represented 128,257 shares that were acquired for an aggregate price $1,198,706 or $9.35 per share.  An acquisition of more than 10% of the voting securities of a Missouri domiciled insurer is presumed to be an acquisition of control.  The acquisition of control of a Missouri-domiciled insurance company is subject to the prior approval of the Missouri Department of Insurance.  On August 25, 2011, TLIC filed the necessary application with the Missouri Department of Insurance to authorize the acquisition of control of FBL.  A hearing on the application occurred on September 23, 2011.  The Director of the Missouri Department of Insurance reviewed the application and on October 14, 2011 determined, among several enumerated factors set forth in the Missouri insurance laws, that the acquisition would not have adverse effects on the public, the policyholders of FBL or the competition and also concluded that the financial condition, experience, management and post-acquisition plans of TLIC supported the acquisition.

TLIC entered into agreements subsequent to September 30, 2011 to acquire 273,124 additional shares of the issued and outstanding common stock of FBL, for an aggregate cost of $2,509,168 or approximately $9.19 per share, subject to approval by the Missouri Department of Insurance.  With the October 14, 2011 approval of TLIC’s acquisition of control application by the Missouri Department of Insurance, the company began to acquire these additional shares.  The total consideration for these purchases equaled $2,509,168 and the purchase settlements occurred between October 14, 2011 and October 26, 2011.  These additional purchases represent approximately 21.2% of the issued and outstanding shares of FBL.   As of October 26, 2011, TLIC had purchased approximately 31.2% of the issued and outstanding common shares of FBL.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

10.     Subsequent Events (continued)

The purchase price for 206,768 of the issued and outstanding shares acquired by TLIC for $1,934,263 or $9.35 per share will increase by the difference between the $11.05 price to be paid by TLIC in a tender offer to acquire all of the issued and outstanding common stock of FBL compared to the price per share originally paid.  The settlement of these transactions will be at approximately $1.70 per share at an aggregate additional cost of $350,523.  These settlements will occur within 15 days after the Tender Offer is provided to the remaining shareholders of FBL.

There are 886,259 remaining shares owned by the shareholders of FBL that will be subject to the Tender Offer.  The Tender Offer is in the process of being drafted and filed with the Securities and Exchange Commission (“SEC”) and is subject to their approval.  If approved, the Tender Offer will likely be provided to the FBL shareholders in November 2011 with settlement in December 2011.  If all the remaining shares are tendered, TLIC will pay an additional $9,793,162 for these shares.

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

We provide through First Trinity Capital Corporation (“FTCC”) financing for casualty insurance premiums through independent property and casualty insurance agents.  We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. The Company owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company, that previously operated as a property and casualty insurance agency but currently is inactive.

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

On July 26, 2011, the Company announced that FTFC’s wholly owned subsidiary, TLIC, domiciled in Oklahoma, signed a definitive agreement to acquire Doctors Life Insurance Company, domiciled in California, with assets of approximately $22 million and licensed in California, Arizona, Hawaii, Montana, Nevada, Texas and Wyoming.  The purchase price will be $4,500,000, subject to adjustment based upon required statutory capital and surplus.  The transaction is subject to customary regulatory approval.  Closing is anticipated to occur in 2012.

On October 20, 2011, the Company announced that TLIC had signed a transaction agreement with the Board of Directors of Family Benefit Life Insurance Company (“FBL”), domiciled in Missouri, with assets of approximately $61 million and licensed in Arizona, Colorado, Kansas, Missouri, Nevada, New Mexico, and Oklahoma, to acquire for cash all of the issued and outstanding shares of FBL from its shareholders.  The transaction price per share is $11.05 and was based on FBL’s statutory capital and surplus (presented in accordance with statutory accounting principles) as of September 30, 2011 and the number of common shares issued and outstanding as of September 30, 2011 plus a premium of approximately $3.7 million.  The transaction is subject to completion of due diligence, the continuation of FBL’s business in the ordinary course and certain other conditions.  Closing is anticipated to occur before December 31, 2011.

As of September 30, 2011, TLIC had acquired approximately 9.994% of the issued and outstanding common stock of FBL that represented 128,257 shares that were acquired for an aggregate price $1,198,706 or $9.35 per share.  An acquisition of more than 10% of the voting securities of a Missouri domiciled insurer is presumed to be an acquisition of control.  The acquisition of control of a Missouri-domiciled insurance company is subject to the prior approval of the Missouri Department of Insurance.  On August 25, 2011, TLIC filed the necessary application with the Missouri Department of Insurance to authorize the acquisition of control of FBL.  A hearing on the application occurred on September 23, 2011.  The Director of the Missouri Department of Insurance reviewed the application and on October 14, 2011 determined, among several enumerated factors set forth in the Missouri insurance laws, that the acquisition would not have adverse effects on the public, the policyholders of FBL or the competition and also concluded that the financial condition, experience, management and post-acquisition plans of TLIC supported the acquisition.

TLIC entered into agreements subsequent to September 30, 2011 to acquire 273,124 additional shares of the issued and outstanding common stock of FBL, for an aggregate cost of $2,509,168 or approximately $9.19 per share, subject to approval by the Missouri Department of Insurance.  With the October 14, 2011 approval of TLIC’s acquisition of control application by the Missouri Department of Insurance, the company began to acquire these additional shares.  The total consideration for these purchases equaled $2,509,168 and the purchase settlements occurred between October 14, 2011 and October 26, 2011.  These additional purchases represent approximately 21.2% of the issued and outstanding shares of FBL.   As of October 26, 2011, TLIC had purchased approximately 31.2% of the issued and outstanding common shares of FBL.

The purchase price for 206,768 of the issued and outstanding shares acquired by TLIC for $1,934,263 or $9.35 per share will increase by the difference between the $11.05 price to be paid by TLIC in a tender offer to acquire all of the issued and outstanding common stock of FBL compared to the price per share originally paid.  The settlement of these transactions will be at approximately $1.70 per share at an aggregate additional cost of $350,523.  These settlements will occur within 15 days after the Tender Offer is provided to the remaining shareholders of FBL.

There are 886,259 remaining shares owned by the shareholders of FBL that will be subject to the Tender Offer.  The Tender Offer is in the process of being drafted and filed with the Securities and Exchange Commission (“SEC”) and is subject to their approval.  If approved, the Tender Offer will likely be provided to the FBL shareholders in November 2011 with settlement in December 2011.  If all the remaining shares are tendered, TLIC will pay an additional $9,793,162 for these shares.

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

Other long term investments are comprised of lottery prize receivables and are carried at amortized cost, net of unamortized discounts.  Interest income and the amortization of discount are included in net investment income.

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

Value of Insurance Business Acquired

As a result of our purchase of FLAC, an asset amounting to $3,112,216 was originally recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  As of September 30, 2011 and December 31, 2010 there was $777,646 and $604,958, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.  For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits.  The most significant assumptions involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, mortality and morbidity, expenses and the impact of realized investment gains and losses.  In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.

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

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology.  Our business segments are as follows:

·	Life and annuity insurance operations, consisting of the operations of TLIC;
·	Premium finance operations, consisting of the operations of FTCC and SIS; and
·	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.

Please see Note 4 to the Consolidated Financial Statements for additional information regarding segment data.

Results of Operations - Three Months Ended September 30, 2010 and 2011

Executive Summary

Our net income for the three months ended September 30, 2011 was $648,267 compared to a net loss for the three months ended September 30, 2010 of $139,352.  The $787,619 improved profitability is primarily due to the following factors:

·	Net realized investment gains increased $573,823 due to the sale of fixed maturity available-for-sale securities.

·
The increase in deferral of policy acquisition costs exceeded the amortization of deferred policy acquisition costs and value of insurance business acquired by $215,971 primarily due to increased sales of final expense products and increased persistency.

·
Death benefits decreased $144,334 primarily due to a decrease in the number of claims incurred, decrease in the average claim amount and a decrease in the amount and number of claims in course of settlement.

·	Premiums increased $91,363 primarily due to increased sales of final expense products.

·
Other underwriting, insurance and acquisition expenses decreased $42,047 primarily due to decreased staffing levels and the capitalization of resources utilized on the public stock offering as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·	Net investment income increased $32,600 primarily due to increased dividend income from equity securities available-for-sale.

·	The above positive contributions to the increase in third quarter earnings during 2011 compared to 2010 were offset by the following negative factors:

o	Commissions increased $153,127 primarily due to the increased sales of final expense products.

o	Interest credited to policyholders increased $71,378 due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position.

o	Federal income tax expense increased $61,399 related to an increase in the current and deferred federal income tax liability.

o	Income from premium financing decreased $29,153 as 2011 loans were primarily made in Oklahoma to profitable agencies with significantly decreased 2011 production in Mississippi and Louisiana.

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total consolidated revenues increased 32.9% to $2,788,647 for the three months ended September 30, 2011, an increase of $689,765 from $2,098,882 for the three months ended September 30, 2010.

Premiums

Premiums increased 6.4% to $1,525,552 for the three months ended September 30, 2011, an increase of $91,363 from $1,434,189 for the three months ended September 30, 2010.  The increase was due to the following:

·	$116,338 increase in final expense renewal premium production.

·	$75,135 increase in final expense first year premium production.

·	$20,314 decrease in first year production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

·	$79,796 decrease in renewal production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 44.8% to $35,979 for the three months ended September 30, 2011, a decrease of $29,153 from $65,132 for the three months ended September 30, 2010.  The income from premium financing has steadily decreased during the past 21 months.  Premium financing operations are mostly based on the production of loan agreements with Oklahoma agents although we are issuing a limited number of loans in Louisiana and Mississippi with profitable agencies but currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income increased 5.5% to $629,440 for the three months ended September 30, 2011, an increase of $32,600 from $596,840 for the three months ended September 30, 2010.  The increase in net investment income primarily relates to increased dividend income from equity securities available-for-sale.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.  In addition, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.  This accumulation and holding of cash during third quarter 2011 resulted in the Company foregoing approximately $200,000 of net investment income.  Management is considering increasing the amount invested in mortgage loans and lottery receivables to increase future investment yields.

Net Realized Investment Gains

Net realized investment gains were $573,823 for the three months ended September 30, 2011 compared to no net realized investment gains for the three months ended September 30, 2010.  The 2011 net realized investment gains are due to call activity and sales of specific securities during 2011.

We have recorded no other-than-temporary impairments in 2011 and 2010.

As of September 30, 2011, we held eleven fixed maturity securities with an unrealized loss of $70,207, fair value of $2,316,923 and amortized cost of $2,387,130.  All of these 2011 fixed maturity securities had a fair value to cost ratio equal to or greater than 91%.  As of December 31, 2010, we held five fixed maturity securities with an unrealized loss of $43,118, fair value of $1,467,816 and amortized cost of $1,510,934.  All of these 2010 fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.

Other Income

Other income was $23,853 and $2,721, respectively, for the three months ended September 30, 2011 and 2010, an increase of $21,132.  The increase is primarily due to an increase in service fees in 2011.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 7.2% to $2,054,097 for the three months ended September 30, 2011, a decrease of $159,253 from $2,213,350 for the three months ended September 30, 2010.

Benefits and Claims

Benefits and claims decreased 4.3% to $1,197,082 for the three months ended September 30, 2011, a decrease of $54,362 from $1,251,444 for the three months ended September 30, 2010.  The decrease is primarily due to the following:

·
$144,334 decrease in death benefits primarily due to a decrease in the number of claims incurred, decrease in the average claim amount and a decrease in the amount and number of claims in the course of settlement.

·	$12,667 decrease in surrenders.

·
$71,378 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

·	$31,261 increase in the change in reserves.

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

For the three months ended September 30, 2011 and 2010, capitalized costs were $500,681 and $364,826, respectively.  Amortization of deferred policy acquisition costs for the three months ended September 30, 2011 and 2010 was $18,877 and $85,251, respectively.  The $135,855 increase in the acquisition costs deferred relates to increased new business production of final expense policies.  The $66,374 decrease in the amortization of deferred acquisition costs primarily reflects improved persistency in 2011 compared to 2010.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $58,211 and $71,953 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $13,742 reflects improved persistency in 2011 compared to 2010.

Commissions

Commissions increased 39.8% to $538,106 for the three months ended September 30, 2011, an increase of $153,127 compared to $384,979 of commissions for the three months ended September 30, 2010.  The increase is primarily due to the following:

·	$91,228 increase in final expense first year commissions that corresponds to the $75,135 increase in final expense first year premiums.

·	$52,077 increase in annuity first year, single and renewal commissions that corresponds to the $2,901,338 of increased 2011 annuity considerations deposited.

·	$13,119 increase in final expense renewal commissions that corresponds to the $116,338 increase in final expense renewal year premiums.

·
$4,189 decrease in other first year commissions that corresponds to the $20,314 decrease in other first year premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

·
$892 increase in other renewal whole life and term commissions that corresponds to a $79,796 decrease in renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 5.4% to $742,502 for the three months ended September 30, 2011, a decrease of $42,047 compared to $784,549 for the three months ended September 30, 2010.  The decrease is primarily due to:

·
$56,000 decrease in salaries and wages primarily due to decreased 2011 staffing levels and 2011 staffing resources utilized on the public stock offering that were capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·
$36,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

·
$32,000 decrease in agency costs due to the focus of our captive agents on the public stock offering where those agency costs are capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·	$24,000 decrease in employee benefits primary due to decreased staffing levels.

·	$62,000 increase in professional fees primarily related to engagement of actuaries, lawyers and other professionals to assist with due diligence and other acquisition activities.

·
$36,000 increase in third party administration fees related to an increase in services provided, increased number of policies administered and increased underwriting and new business services related to increased final expense production.

·	$8,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the three months ended September 30, 2011 and 2010, deferred income tax expense was $56,676 and $24,884, respectively.  There was $29,607 of current income tax expense for third quarter 2011 but none for third quarter 2010.

Net Income (Loss) and Net Income (Loss) Per Common Share Basic and Diluted

For the three months ended September 30, 2011 there was net income of $648,267 and there was a net loss of $139,352 for the three months ended September 30, 2010.  The net income per common share basic and diluted for the three months ended September 30, 2011 was $0.09, based upon 7,128,608 weighted average common shares basic and diluted outstanding and subscribed for the three months ended September 30, 2011.  The net loss per common share basic and diluted for the three months ended September 30, 2010 was $0.02, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the three months ended September 30, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 33.6% to $2,713,398 for the three months ended September 30, 2011, an increase of $682,609 from $2,030,789 for the three months ended September 30, 2010.  The increase in revenue from 2010 to 2011 primarily relates to increased net realized gains, premiums and net investment income.

The income before total federal income taxes from Life and Annuity Insurance Operations was $877,183 and $111,351 for the three months ended September 30, 2011 and 2010, respectively.  The $765,832 increased profitability for 2011 compared to 2010 is primarily due to increased net realized investment gains, decreased death benefits, increased premiums, increased net investment income, increased capitalization of deferred acquisition costs in excess of the related amortization of those costs and decreased underwriting, insurance and acquisition expenses.  These items that increased income were reduced by increased interest credited to policyholders, commissions and future policy benefits.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 17.7% to $55,014 for the three months ended September 30, 2011, a decrease of $11,799 from $66,813 for the three months ended September 30, 2010.  The decrease relates to a decrease in production of loan agreements as management focuses on business primarily with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $54,840 and $114,556 for the three months ended September 30, 2011 and 2010, respectively.  The $59,716 decreased loss from 2010 to 2011, is primarily attributable to a decrease in allowance for loan losses, 2011 loan production intentionally decreased with reduced loan issuance made through profitable agencies primarily in Oklahoma and decreased 2011 costs to operate our premium finance operations.

Corporate Operations

Revenues from Corporate Operations were $20,235 and $1,280 for the three months ended September 30, 2011 and 2010, respectively.  This $18,955 increase is primarily due to an increase in net investment income.

The loss before total federal income taxes from Corporate Operations was $87,793 and $111,263 for the three months ended September 30, 2011 and 2010, respectively.  The $23,470 decreased loss from 2010 to 2011 is primarily due to decreased operating expenses.

Results of Operations - Nine Months Ended September 30, 2010 and 2011

Executive Summary

Our net income for the nine months ended September 30, 2011 was $649,537 compared to a net loss for the nine months ended September 30, 2010 of $494,540.  This $1,144,077 improvement in profitability is primarily due to the following factors:

·	Net realized investment gains increased $550,498 due to the sale of fixed maturity available-for-sale securities.

·
The increase in deferral of policy acquisition costs exceeded the amortization of deferred policy acquisition costs and value of insurance business acquired by $576,044 primarily due to increased sales of final expense products and increased persistency.

·
Other underwriting, insurance and acquisition expenses decreased $412,133 primarily due to decreased staffing levels and the capitalization of resources utilized on the public stock offering as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·	Premiums increased $158,178 primarily due to increased sales of final expense products.

·	Net investment income increased $133,152 primarily due to increased interest and dividend income from fixed maturity and equity securities available-for-sale.

·	Surrenders decreased $18,628.

·	The above positive contributions to the increase in earnings for the nine months ended 2011 compared to the nine months ended September 30, 2010 were offset by the following negative factors:

o	Commissions increased $299,604 primarily due to the increased sales of final expense products.

o	Interest credited to policyholders increased $189,074 due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position.

o	Income from premium financing decreased $149,604 as 2011 loans were primarily made in Oklahoma to profitable agencies with significantly decreased 2011 production in Mississippi and Louisiana.

o	Federal income tax expense increased $62,443 related to an increase in the current and deferred federal income tax liability.

o
Death benefits increased $11,298 primarily due to an increase in the number of claims incurred, increase in the average claim amount and an increase in the amount and number of claims in course of settlement.

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total consolidated revenues increased 10.8% to $7,100,648 for the nine months ended September 30, 2011, an increase of $693,827 from $6,406,821 for the nine months ended September 30, 2010.

Premiums

Premiums increased 3.6% to $4,576,930 for the nine months ended September 30, 2011, an increase of $158,178 from $4,418,752 for the nine months ended September 30, 2010.  The increase was due to the following:

·	$303,708 increase in final expense first year premium production.

·	$283,797 increase in final expense renewal premium production.

·	$29,455 increase in whole life and term renewal premium production.

·	$458,782 decrease in first year production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 57.8% to $109,032 for the nine months ended September 30, 2011, a decrease of $149,604 from $258,636 for the nine months ended September 30, 2010.  The income from premium financing has steadily decreased during the past 21 months.  Premium financing operations are mostly based on the production of loan agreements with Oklahoma agents although we are issuing a limited number of loans in Louisiana and Mississippi with profitable agencies but currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income increased 8.0% to $1,788,875 for the nine months ended September 30, 2011, an increase of $133,152 from $1,655,723 for the nine months ended September 30, 2010.  The increase in net investment income primarily relates to increased interest and dividend income from fixed maturity and equity securities available-for-sale.  However, as investments are called or matured, the proceeds are being invested at lower effective interest rates that continue to decrease yields.  In addition, management has not fully invested available cash due to the low interest environment and the accumulation of cash for future acquisitions.  This accumulation and holding of cash during the first nine months of 2011 resulted in the Company foregoing approximately $550,000 of net investment income.  Management is considering increasing the amount invested in mortgage loans and lottery receivables to increase future investment yields.

Net Realized Investment Gains

Net realized investment gains were $599,173 and $48,675 for the nine months ended September 30, 2011 and 2010, respectively, an increased net gain of $550,498.  The increased net gains are due to call activity and planned sales of specific securities during 2011.

We have recorded no other-than-temporary impairments in 2011 and 2010.  As of September 30, 2011, we held eleven fixed maturity securities with an unrealized loss of $70,207, fair value of $2,316,923 and amortized cost of $2,387,130.  All of these fixed maturity securities had a fair value to cost ratio equal to or greater than 91%.  As of December 31, 2010, we held five fixed maturity securities with an unrealized loss of $43,118, fair value of $1,467,816 and amortized cost of $1,510,934.  All of these fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.

Other Income

Other income was $26,638 and $25,035 for the nine months ended September 30, 2011 and 2010, an increase of $1,603.  The increase is primarily due to an increase in service fees in 2011.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 7.5% to $6,329,499 for the nine months ended September 30, 2011, a decrease of $512,693 from $6,842,192 for the nine months ended September 30, 2010.

Benefits and Claims

Benefits and claims increased 4.8% to $3,878,696 for the nine months ended September 30, 2011, an increase of $175,880 from $3,702,816 for the nine months ended September 30, 2010.  The increase is primarily due to the following:

·
$189,074 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

·
$11,298 increase in death benefits primarily due to an increase in the number of claims incurred, increase in the average claim amount and an increase in the amount and number of claims in course of settlement.

·	$5,864 decrease in the change in reserves.

·	$18,628 decrease in surrenders.

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

For the nine months ended September 30, 2011 and 2010, capitalized costs were $1,575,579 and $1,209,827, respectively.  Amortization of deferred policy acquisition costs for the nine months ended September 30, 2011 and 2010 was $206,594 and $379,340, respectively.  The $365,752 increase in the acquisition costs deferred relates to increased new business production of final expense policies.  The $172,746 decrease in the amortization of deferred acquisition costs primarily reflects improved persistency in 2011 compared to 2010.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $172,688 and $210,234 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $37,546 reflects improved persistency in the whole life and term business reflected in the increased renewal premiums in 2011 compared to 2010.

Commissions

Commissions increased 24.0% to $1,547,115 for the nine months ended September 30, 2011, an increase of $299,604 compared to $1,247,511 of commissions for the nine months ended September 30, 2010. The increase is primarily due to:

·	$363,820 increase in final expense first year commissions that corresponds to the $303,708 increase in final expense first year premiums.

·	$141,059 increase in annuity first year, single and renewal commissions that corresponds to the $7,573,206 of increased 2011 annuity considerations deposited.

·	$19,637 increase in final expense renewal commissions that corresponds to the $283,797 increase in final expense renewal year premiums.

·
$240,544 decrease in first year whole life and term commissions that corresponds to the $458,782 decrease in other first year premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

·
$5,632 decrease in renewal whole life and term commissions that corresponds to a $29,455 increase in renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 16.4% to $2,099,985 for the nine months ended September 30, 2011, a decrease of $412,133 compared to $2,512,118 for the nine months ended September 30, 2010.  The decrease is primarily due to:

·
$273,000 decrease in salaries and wages primarily due to decreased 2011 staffing levels and 2011 staffing resources utilized on the public stock offering that were capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·
$171,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

·
$73,000 decrease in agency costs due to the focus of our captive agents on the public stock offering where those agency costs are capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

·	$41,000 decrease in employee benefits primary due to decreased staffing levels.

·	$78,000 increase in professional fees primarily related to engagement of actuaries, lawyers and other professionals to assist with due diligence and other acquisition activities.

·
$56,000 increase in third party administration fees related to an increase in services provided, increased number of policies administered and increased underwriting and new business services related to increased final expense production.

·	$12,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC.  TLIC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statements are not included in taxable income for the current period, resulting in deferred income taxes.  For the nine months ended September 30, 2011 and 2010, deferred income tax expense was $121,612 and $59,169, respectively.  Current income taxes were $33,270 for the nine months ended September 30, 2011.  There were no current income taxes for the nine months ended September 30, 2010.

Net Income (Loss) and Net Income (Loss) Per Common Share Basic and Diluted

For the nine months ended September 30, 2011, there was net income of $649,537.  For the nine months ended September 30, 2010, there was a net loss of $494,650.  The net income per common share basic and diluted for the nine months ended September 30, 2011 was $0.09, based upon 6,904,638 weighted average common shares basic and diluted outstanding and subscribed for the nine months ended September 30, 2011.  The net loss per common share basic and diluted for the nine months ended September 30, 2010 was $0.08, based upon 6,095,250 weighted average common shares basic and diluted outstanding for the nine months ended September 30, 2010.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 13.5% to $6,951,075 for the nine months ended September 30, 2011, an increase of $826,990 from $6,124,085 for the nine months ended September 30, 2010.  The increase in revenue from 2010 to 2011 primarily relates to increased net realized investment gains, increased first year and renewal final expense premium, increased renewal whole life and term premiums and increased net investment income in excess of decreased first year whole life and term premiums.

The income before total federal income taxes from Life and Annuity Insurance Operations was $1,200,390 and $264,770, respectively, for the nine months ended September 30, 2011 and 2010.  The $935,620 increased profitability for 2011 compared to 2010 is primarily due to increased net realized investment gains,  increased premiums, increased net investment income, increased capitalization of deferred acquisition costs in excess of the related amortization of those costs, decreased underwriting, insurance and acquisition expenses and decreased surrenders.  These items that increased income were reduced by increased interest credited to policyholders, commissions and death benefits.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 55.2% to $126,201 for the nine months ended September 30, 2011, a decrease of $155,225 from $281,426 for the nine months ended September 30, 2010.  The decrease relates to a decrease in production of loan agreements as management focuses on business primarily with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $129,682 and $357,912 for the nine months ended September 30, 2011 and 2010, respectively.  The $228,230 decreased loss from 2010 to 2011 is primarily attributable to a decrease in allowance for loan losses, 2011 loan production intentionally decreased with reduced loan issuance made through profitable agencies primarily in Oklahoma and decreased 2011 costs to operate our premium finance operations.

Corporate Operations

Revenues from Corporate Operations were $23,372 and $1,310 for the nine months ended September 30, 2011 and 2010, respectively.  This $22,062 increase is primarily due to an increase in net investment income.

The loss before total federal income taxes from Corporate Operations was $299,559 and $342,229 for the nine months ended September 30, 2011 and 2010, respectively.  The $42,670 decreased loss from 2010 to 2011 is primarily due to decreased operating expenses.

Consolidated Financial Condition

As of September 30, 2011, our available-for-sale fixed maturity securities had a fair value of $25,167,107 and amortized cost of $22,160,853 compared to a fair value of $26,623,318 and an amortized cost of $23,183,633 as of December 31, 2010.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government sponsored agency securities.

As of September 30, 2011, our available-for-sale equity securities had a fair value of $1,653,161 compared to a fair value of $529,314 as of December 31, 2010.  The cost of available-for-sale equity securities were $1,546,059 as of September 30, 2011 and $347,353 as of December 31, 2010.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of September 30, 2011, we held the following additional invested assets: mortgage loans on real estate of $1,381,368; investment real estate of $2,919,425; policy loans of $424,480 and other long-term investments of $9,400,806.  The other long-term investments are comprised of lottery prize receivables.

As of December 31, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,156,812; investment real estate of $3,077,520; policy loans of $367,284 and other long-term investments of $6,886,529.  The other long-term investments are comprised of lottery prize receivables.

Total investments were $40,946,347 and $38,640,777 as of September 30, 2011 and December 31, 2010, respectively.

Deferred policy acquisition costs were $4,597,523 and $3,234,285 as of September 30, 2011 and December 31, 2010, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $1,575,579 and $1,209,827 for the nine months ended September 30, 2011 and 2010, respectively.  Amortization of deferred acquisition costs for the nine months ended September 30, 2011 and 2010 was $206,594 and $379,340, respectively.

The value of insurance business acquired was $2,334,570 and $2,507,258 as of September 30, 2011 and December 31, 2010, respectively.  Amortization of value of insurance business acquired for the nine months ended September 30, 2011and 2010 was $172,688 and $210,234, respectively.

As of September 30, 2011 and December 31, 2010, we held loans from premium financing of $1,212,014 and $1,143,977, respectively. The loan balances as of September 30, 2011 and December 31, 2010, respectively, are net of unearned interest of $32,178 and $35,519 and allowance for loan losses of $228,935 and $443,071.

The progression of the Company’s loans from premium financing for the nine months ended September 30, 2011 and the year ended December 31, 2010 is summarized as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of year	$1,622,567	$3,140,800
Loans financed	1,942,916	3,486,083
Unearned interest	110,296	36,624
Capitalized fees and interest	47,074	(4,208)
Payment of loans and unearned interest	(2,249,726)	(5,036,732)
Ending loan balance including unearned interest	1,473,127	1,622,567
Unearned interest included in ending loan balances	(32,178)	(35,519)
Loan balance net of unearned interest	1,440,949	1,587,048
Less allowance for loan loss	(228,935)	(443,071)
Loan balance net of unearned interest and allowance for loan losses at the end of the year	$1,212,014	$1,143,977

As of September 30, 2011, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,045,253; accrued investment income of $386,033; agents’ balances and due premiums of $401,045; property and equipment of $183,996 and other assets of $1,110,153.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

As of December 31, 2010, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $977,397; accrued investment income of $385,948; agent balances and due premiums of $357,979; property and equipment of $102,374 and other assets of $1,151,315.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

Total liabilities as of September 30, 2011 and December 31, 2010 were $54,746,947 and $44,932,914, respectively.

Total policy liabilities as of September 30, 2011 were $52,725,193 and were composed of policyholders’ account balances of $37,428,589; future policy benefits of $14,900,382; policy claims of $342,329 and premiums paid in advance of  $53,893.

Total policy liabilities as of December 31, 2010 were $44,115,568 and were composed of policyholders’ account balances of $30,261,070; future policy benefits of $13,444,284; policy claims of $367,306 and premiums paid in advance of $42,908.

The liability for deferred federal income taxes was $421,901 and $294,705 as of September 30, 2011 and December 31, 2010, respectively.  Other liabilities as of September 30, 2011 and December 31, 2010 were $1,599,853 and $523,271, respectively.  Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.  The $1,076,582 increase in other liabilities during 2011 is primarily due to a $504,000 increase in deposits on pending applications; $300,000 related to a liability for a purchased security where the trade date and settlement date were in different periods; $101,000 representing the remaining unearned liability for a $120,000 leasehold improvement credit granted by a lessor in December 2010 that is being amortized to rental expense over the remaining lease term; $51,000 of liabilities for estimated future guaranty fund assessments and $120,000 of accrued liabilities and other payables.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through September 30, 2011, we have received $23,434,000 from the sale of our shares. Our operations have not been profitable and have generated more than $2,740,000 of losses from operations since we were incorporated in 2004 as shown in the accumulated deficit balance in the September 30, 2011 consolidated statement of financial position along with $2,428,328 recognized in recording the 2011 5% Stock Dividend where 323,777 shares were issued.

As of September 30, 2011, we had cash and cash equivalents totaling $23,332,460.  Some of our excess funds have been invested in money market mutual funds.  As of September 30, 2011, cash and cash equivalents of $17,091,630 of the total $23,332,460 were held by TLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity to pay a dividend in 2011 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2010.

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

During the nine months ended September 30, 2011 and 2010, cash and cash equivalents increased $10,347,182 and $2,935,716, respectively.

Our operating activities for the nine months ended September 30, 2011 provided $1,724,063 of cash compared to $651,009 of cash provided by operations during the nine months ended September 30, 2010.  The $1,073,054 increase in cash provided by operations in 2011 is primarily due to increased premiums and decreased expenses in excess of increased benefits, claims and commissions.

Cash used by investing activities for the nine months ended September 30, 2011 and 2010 was $1,507,360 and $3,048,160, respectively.  The cash was primarily utilized to purchase additional investments.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $10,130,479 and $5,332,867, respectively.  The 2011 increase in cash provided by financing activities resulted from a net increase in policy deposits for the nine months ended September 30, 2011 and the net proceeds from the 2011 and 2010 public stock offering that commenced on June 29, 2010.

Shareholders’ equity at September 30, 2011 was $20,802,447 compared to $16,655,947 as of December 31, 2010.  The increase is due primarily to net proceeds from the public stock offering that commenced on June 29, 2010.  For the nine months ended September 30, 2011, the public stock offering generated proceeds of $4,767,937 less $717,455 of offering costs.

Equity per common share outstanding and subscribed increased 13.4% to $2.88 as of September 30, 2011 compared to $2.54 per share at December 31, 2010, based upon 7,212,812 common shares outstanding and subscribed as of September 30, 2011 and 6,565,976 outstanding common shares as of December 31, 2010.  These common shares outstanding and subscribed reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,113,356 and $3,621,646 as of September 30, 2011 and December 31, 2010, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $508,290 decrease in unrealized gain for the nine months ended September 30, 2011 is offset by the net realized investment gain of $599,173 due to the sale of specific available-for-sale fixed maturity securities during this nine-month period.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of September 30, 2011, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year equaled 46.9% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Our marketing plan could be modified to emphasize certain product types and reduce others.  New business levels could be varied in order to find the optimum level.  We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.  We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC which are limited by law to the lesser of prior year net operating income or 10% of prior year-end surplus unless specifically approved by the controlling insurance department, (3) dividends from FTCC and (4) corporate borrowings, if necessary.

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

On June 29, 2010, we commenced a public offering of our common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of our common stock for $7.50 per share.  We will receive $8.5 million after reduction for offering expenses and sales commissions if all the shares are sold.  We have registered an additional 133,334 shares of our common stock to cover over subscriptions if any occur.  The sale of all the additional shares would provide us with an additional $850,000 after reduction for offering expenses and sales commissions.  The offering will end on June 28, 2012, unless all the shares are sold before then.  As of September 30, 2011, the Company has received gross proceeds of $8,130,262 from the subscription of 1,084,035 shares of our common stock in this offering and incurred $1,204,185 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  These proceeds are now available to us.  Future proceeds from the sale of shares of our common stock in this public offering will be available to us without being held in escrow.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of September 30, 2011 will be sufficient to fund our anticipated operating expenses.

Loans outstanding from premium financing declined during 2010 and have continued to decline during 2011 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and may require additional capital.  The premium financing operations have steadily decreased during the past 21 months.  Premium financing loan operations is now based on the production of loan agreements with Oklahoma agents.  We are only writing business in Louisiana and Mississippi with profitable agencies and currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing loan operations to determine if it can continue based almost entirely on Oklahoma production.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

**XBRL
Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 8, 2011	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 8, 2011	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer