Form 10-K
period 2011-12-31
First Trinity Financial CORP
filed 2012-03-30
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

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

Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 26, 2011: 6,798,758 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART 1 Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company, Family Benefit Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.

First Trinity Financial Corporation was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  All these shares were sold as of February 17, 2012 and the Company has now received $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions.  The Company is now selling these oversubscriptions.  The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions.

The offering was extended on June 28, 2011 and will end on June 28, 2012, unless all the Company’s shares are sold before then.  As of December 31, 2011, the Company has received gross proceeds of $9,271,215 from the subscription of 1,236,162 shares of its common stock in this offering and incurred $1,404,300 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  Proceeds from the sale of shares of the Company’s common stock in this public offering after August 2010 were available to the Company without being held in escrow.

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

On October 20, 2011, Trinity Life Insurance Company announced that it had signed a transaction agreement to acquire Family Benefit Life Insurance Company, a life and annuity insurance company incorporated and domiciled in Missouri.  Prior to October 20, 2011, the Company purchased 401,381 Family Benefit Life common shares.  TLIC purchased all of the remaining 886,259 issued and outstanding shares of Family Benefit Life from its shareholders.  The transaction price per share was $11.05 and was based on Family Benefit Life’s statutory capital and surplus (presented in accordance with statutory accounting principles) as of September 30, 2011 and the number of common shares issued and outstanding as of September 30, 2011 plus a premium of approximately $3.7 million.  The transaction was subject to completion of due diligence, the continuation of Family Benefit Life’s business in the ordinary course and certain other conditions.

Closing of the Family Benefit Life acquisition occurred between December 13, 2011 and December 28, 2011 as Trinity Life Insurance Company purchased the Family Benefit Life’s remaining 886,259 issued and outstanding shares from the Company’s shareholders.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.

FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2009, that operated a property and casualty insurance agency through 2010 but currently has no operations.

The Company was a development stage company until commencing operations in 2007.  Net losses of $3,480,907 occurred from 2004 through 2009.  Those losses resulted primarily from costs incurred while raising capital and establishing the subsidiary companies as well as losses resulting from issuing and administering new and renewal life insurance policies.  The Company’s operations produced combined net income of $7,451,329 in 2010 and 2011.  The Company has therefore had cumulative net income since inception of $3,850,422.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings (deficit) being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The impact of this stock dividend charge of $2,428,328 to accumulated earnings (deficit) decreased the balance as of December 31, 2011 to $1,542,094.

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

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of Family Benefit Life from Family Benefit Life’s shareholders (the “Family Benefit Life acquisition”).  The Family Benefit Life acquisition was accounted for as a purchase.  The aggregate purchase price for the Family Benefit Life acquisition was $13,855,129.

TLIC acquired 100% ownership of Family Benefit Life for $13,855,129 paid in cash.  The fair value of the net assets acquired in this transaction was $20,770,608.  Since the fair value of the net assets acquired exceeded the purchase price for acquiring those net assets by $6,915,479, the residual was recorded in the consolidated statements of operations as a component of revenues captioned as “Gain from acquisition of Family Benefit Life” per the requirements of Financial Accounting Standards Board Codification Topic 805 “Business Combinations.”  The reason for the gain from the acquisition of Family Benefit Life related primarily to that company’s management not being committed to wanting to rebuild the marketing force of that company in the current economic environment.

Financial Information about Segments

Our business is comprised of three primary operating business segments: Life and Annuity Insurance Operations, Premium Finance Operations and Corporate Operations.  Results for the parent holding company, after elimination of intercompany amounts, are allocated to the corporate operations segment.

See Note 12 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2011 and 2010.

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

Old TLIC entered into an administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on January 11, 2007.  Under the terms of this agreement, IHLIC provided services that included underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of OLD TLIC.  The agreement was effective for a period of five (5) years.  However, the agreement was terminated after the merger with FLAC and replaced with a new TLIC administrative services agreement dated May 28, 2009 that provides the same services as the terminated agreement with Old TLIC.  The new agreement terminated on January 31, 2012 and is now on a month-to-month basis as a new agreement is being negotiated with virtually the same terms as the previous agreement that will likely include a provision that the agreement may be terminated at any time with a 180 day prior notice.

We seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.  The majority of our inforce business results from the acquisition of FLAC.  We market our products through independent agents.  The acquisition of Family Benefit Life will allow us to expand during 2012 into the additional states of Arizona, Colorado, Missouri and New Mexico.

The following table sets forth our direct collected premiums and annuity considerations by state, for each state in which we are licensed, for the years ended December 31, 2011 and 2010, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC.

	2011
State	Life		Annuity
Illinois	$662,596	10%	$233,200	2%
Kansas	2,027,065	31%	4,416,651	29%
Kentucky	117,781	2%	-	0%
Nebraska	127,653	2%	768,952	5%
North Dakota	141,904	2%	3,491,223	23%
Ohio	709,532	11%	25,600	0%
Oklahoma	1,615,111	24%	1,466,488	10%
Texas	1,090,481	17%	4,769,022	31%
All other	98,814	1%	65,508	0%
Total direct collected premium	$6,590,937	100%	$15,236,644	100%

	2010
State	Life		Annuity
Illinois	$504,128	8%	$11,500	0%
Kansas	1,912,919	30%	2,596,393	42%
Kentucky	105,531	2%	-	0%
Nebraska	108,450	2%	6,500	0%
North Dakota	120,800	2%	1,793,832	29%
Ohio	605,955	9%	600	0%
Oklahoma	1,836,252	29%	985,933	16%
Texas	1,027,304	16%	831,800	13%
All other	95,760	2%	12,185	0%
Total direct collected premium	$6,317,099	100%	$6,238,743	100%

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

Effective September 29, 2005, FLAC and Wilton Reassurance Company executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Reassurance Company on a 50/50 quota share original term coinsurance basis.  The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005.  Wilton Reassurance Company agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Reassurance Company as they were collected.  As of June 24, 2006, Wilton Reassurance Company terminated the reinsurance agreement for new business issued after the termination date.

Family Benefit Life assumes reinsurance from and ceded insurance to other insurers and reinsurers under various contracts that cover individual risks or entire classes of business.  These reinsurance arrangements provide greater diversification of business and minimize losses arising from large risks or from hazards of an unusual nature. To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and Family Benefit Life remain primarily liable for the entire amount at risk.

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

Governmental Regulation

TLIC and Family Benefit Life, respectively, are subject to regulation and supervision by the Oklahoma Insurance Department (“OID”) and the Missouri Department of Insurance (“MDOI”).  The insurance laws of Oklahoma and Missouri give the OID and MDOI broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

TLIC and Family Benefit Life can be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent.  These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.

Oklahoma and Missouri have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, terms of affiliate transactions, and other related matters.  Under the Oklahoma and Missouri statutes, TLIC and Family Benefit Life may not during any year pay dividends on common stock to the parent company in excess of the lesser of the net gain from operations for the preceding year or 10% of capital and surplus at the end of the preceding year, without the consent of the Oklahoma Commissioner of Insurance or Missouri Director of Insurance.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2012 without prior approval.  However, based on these limitations, there is capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2011 and 2010.

There are certain factors particular to the life insurance business which may have an adverse effect on the statutory operating results of TLIC and Family Benefit Life.  One such factor is that the costs associated with issuing a new policy in force is usually greater than the first year’s policy premium.  Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

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

FTCC was capitalized with $4,000,000 from FTFC.  The Company engages in the premium finance business, independent of its life insurance business.  FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  FTCC has contracted with over 200 insurance agencies to finance their casualty insurance premiums but is now focused on financing with approximately 30 agencies primarily in Oklahoma.  There is no guarantee that these agencies will write contracts with FTCC.  FTCC is not dependent on a single customer or a few major customers.  During 2011, FTCC returned $1,000,000 of capital to FTFC.

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

The premium financing business is highly competitive in every channel in which FTCC competes.  FTCC competes with large financial institutions most of which may have greater financial, marketing and other resources than FTCC.  FTCC has targeted the niche market of small businesses and individual consumers needing casualty insurance financing and faces competition with many specialty financing businesses.  Some competitors are affiliated with property and casualty writing agencies and may have advantageous marketing relationships with their affiliates.

SIS, a property and casualty insurance agency acquired in 2009, wrote commercial and personal lines of insurance, primarily in the state of Mississippi.  SIS is no longer operating as a property and casualty insurance agency and currently has no operations.

Employees

As of March 26, 2012, the Company had thirteen full-time employees and two part-time employees.

Item 2. Properties

The Company leased approximately 2,517 square feet of office space in Tulsa, Oklahoma pursuant to a three-year lease that began July 1, 2008 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office leases as amended, the monthly rent expense for the 2,517 square feet was $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010, $3,251 from July 1, 2010 through September 30, 2010 and $7,897 from October 1, 2010 through September 30, 2015.  The 950 square feet lease was $1,225 per month.  The Company incurred rent expense of $72,809 and $73,155 for the years ended December 31, 2011 and 2010, respectively.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for each of the years 2012 through 2014 and $71,073 in 2015.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas.  A 20,000 square foot office building has been constructed on approximately one-half of this land.

On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years.  The monthly lease payments are as follows: $8,888 in 2010, $9,130 in 2011 and 2012 and $9,371 in 2013 and 2014.

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on July 1, 2011 to run through May 31, 2016.  Beginning July 1, 2014, the lessee can terminate the lease with a 180 day written notice.  The lease agreement calls for minimum monthly base lease payments of $17,535 beginning on July 1, 2011.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building.  The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on August 15, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

Family Benefit Life owns approximately one and one-half acres of land located in Jefferson City, Missouri.  A 6,100 square foot building (serving as Family Benefit Life’s headquarters) and a 2,200 square foot building (leased to a third party) have been constructed on one acre of this land and the other 0.5 acres is held for sale.

With respect to the 2,200 square foot building located in Jefferson City Missouri, Family Benefit Life entered into a one-year lease beginning August 1, 2010 and ending July 31, 2011.  The lease can be renewed annually if no termination notice is given by either party on or before May 1.  No notice was given by either party on May 1, 2011 and therefore the lease was renewed for an additional one-year period.  The tenant pays Family Benefit Life $15,000 per year in monthly installments of $1,250.

The future minimum lease payments to be received under the above non cancelable lease agreements are $357,180, $360,072, $360,072, $235,220 and $87,675 for the years 2012 through 2016, respectively.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)     Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)       Holders

As of March 12, 2012 there were approximately 4,000 shareholders of the Company’s outstanding common stock.

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

Provisions of the Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and TLIC and the Company and Family Benefit Life, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries' capital and surplus available to support policyholder obligations.  In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

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

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders will receive a share of Common Stock for each 20 shares of common stock of the Company they hold.  The dividend is payable to the holders of shares of the Corporation as of March 10, 2012.  Fractional shares will be rounded to the nearest whole number of shares.  It is anticipated that approximately 378,000 shares will be issued in connection with the stock dividend that will result in accumulated deficit being charged by approximately $2,835,000 with an offsetting credit of approximately $2,835,000 to common stock and additional paid-in capital.

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

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders.  Our core operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.  With the acquisition of Family Benefit Life in late 2011, we will be expanding into Arizona, Colorado, Missouri and New Mexico in 2012.

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

Recent Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business.  In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation, included in the life insurance segment, for $2,500,000 and had additional acquisition related expenses of $195,000.  In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of Family Benefit Life Insurance Company, included in the life insurance segment, for $13,855,129.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, loans from premium financing, allowance for loans losses from premium financing, value of insurance business acquired, policy liabilities, income taxes, regulatory requirements, contingencies and litigation.  We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

Investments in Fixed Maturities and Equity Securities

We hold fixed maturities and equity interests in a variety of companies.  We continuously evaluate all of our investments based on current economic conditions, credit loss experience and other developments.  We evaluate the difference between the cost/amortized cost and estimated fair value of our investments to determine whether any decline in fair value is other-than-temporary in nature.  This determination involves a degree of uncertainty. If a decline in the fair value of a security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within shareholders’ equity.  If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.

For fixed maturities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security.  The amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities, the amount of any other-than temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security.  It is not possible to accurately predict when it may be determined that a specific security will become impaired.  Future adverse changes in market conditions, poor operating results of underlying investments and defaults on interest and principal payments could result in losses or an inability to recover the current carrying value of the investments, thereby possibly requiring an impairment charge in the future.  In addition, if a change occurs in our intent to sell temporarily impaired securities prior to maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result. If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, we amortize the reduced book value back to the security’s expected recovery value over the remaining term of the bond. We continue to review the security for further impairment that would prompt another write-down in the book value.

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new and renewal insurance contracts are deferred and amortized in a systematic manner based on the related contract revenues or gross profits as appropriate.  The recovery of deferred acquisition costs is dependent on the future profitability of the underlying business for which acquisition costs were incurred.  Each reporting period, we evaluate the recoverability of the unamortized balance of deferred acquisition costs.  We consider estimated future gross profits or future premiums; expected mortality or morbidity; interest earned and credited rates; persistency and expenses in determining whether the balance is recoverable.

If we determine a portion of the unamortized balance is not recoverable, it is immediately charged to amortization expense.  The assumptions we use to amortize and evaluate the recoverability of the deferred acquisition costs involve significant judgment.  A revision to these assumptions may impact future financial results.

Deferred acquisition costs related to the successful production of new and renewal insurance business for traditional life insurance contracts are deferred to the extent deemed recoverable and amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.

Deferred acquisition costs related to the successful production of new and renewal insurance and annuity products that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies.  To the extent that realized gains and losses on securities result in adjustments to deferred acquisition costs related to insurance and annuity products, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

Deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized.  This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.

Loans from Premium Financing and Allowance for Loans from Premium Financing

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

The allowance for possible loan losses from financing property and casualty insurance premiums is a reserve established through a provision for possible loan losses charged to expense which represents, in management’s judgment, the known and inherent credit losses existing in the loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio and reduces the carrying value of loans from premium financing to the estimated net realizable value on the statement of financial position.

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

Value of Insurance Business Acquired

As a result of our purchases of FLAC and Family Benefit Life, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.  The recovery of the value of insurance business acquired is dependent on the future profitability of the underlying business that was initially recorded in the purchases of FLAC and Family Benefit Life.  Each reporting period, we evaluate the recoverability of the unamortized balance of the value of insurance business acquired.

For the amortization of the value of acquired insurance in force, the Company reviews its estimates of gross profits each reporting period.  The most significant assumptions involved in the estimation of gross profits include interest rate spreads; future financial market performance; business surrender and lapse rates; mortality and morbidity; expenses and the impact of realized investment gains and losses.  In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.

As of December 31, 2011 and 2010 there was $827,409 and $604,958, respectively, of accumulated amortization of the value of insurance business acquired due to the FLAC purchase that occurred at the end of 2008.  We expect to amortize the value of insurance business acquired by the following amounts over the next five years: $463,663 in 2012, $445,656 in 2013, $429,468 in 2014, $412,077 in 2015 and $395,047 in 2016.  As of December 31, 2011, there was no amortization of the value of insurance business acquired due to the purchase of Family Benefit Life that occurred at the end of 2011.

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

Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency; mortality rates; investment yields; discretionary benefit increases; new business pricing and operating expense levels.  We evaluate historical experience for these factors when assessing the need for changing current assumptions. However, since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required.  Actual experience may emerge differently from that originally estimated.  Any such difference would be recognized in the current year’s consolidated statement of income.

Federal Income Taxes

We use the liability method of accounting for income taxes.  Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under GAAP and balances determined using tax basis.  A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements (Topic 820 - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  In addition, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The Company adopted this guidance effective for the first quarter of 2010.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Financial Services – Insurance (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”).  The new guidance requires that an insurance entity capitalize only the following as acquisition costs related directly to the successful acquisition of new or renewal insurance contracts:

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

All other acquisition costs should be charged to expense as incurred.  In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company will adopt ASU 2010-26 in first quarter 2012.  The Company has assessed the guidance and has determined that it will not have a significant financial impact since the Company utilizes a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force.  This current dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.  Once adopted, the above defined acquisition costs will only be capitalized directly related to the successful acquisition of new or renewal insurance contracts.  After adoption, these acquisition costs will be amortized on the statement of operations when the related policies are no longer in force.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The new pronouncement ensures that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and that their respective fair value measurements and disclosure requirements are the same (except for minor differences in wording and style).  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring and disclosing information about fair value measurements.  The amendments clarify the following:

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”).  The new pronouncement improves the comparability, consistency and transparency of financial reporting by increasing the prominence of items reported in other comprehensive income and facilitates the convergence of U.S. GAAP and IFRS.  ASU 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In a single continuous statement, the following shall be presented: components of net income, net income, components of comprehensive income, total for other comprehensive income and the total of comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  ASU 2011-05 indicates that regardless of whether comprehensive income is presented in a single continuous statement or in two separate but consecutive statements, reclassification adjustments between net income and other comprehensive income are required to be presented on the face of the financial statements.  ASU 2011-05 is effective for public companies for interim and annual periods beginning on or after December 15, 2011.  Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220 - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by components in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units.  The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology.

Our business segments are as follows:

•	Life and annuity insurance operations, consisting of the operations of TLIC and Family Benefit Life;
•	Premium finance operations, consisting of the operations of FTCC and SIS; and
•	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.

Please see Note 12 to the Consolidated Financial Statements for additional information regarding segment data.

Results of Operations

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  During 2011, we experienced a gain from the acquisition of Family Benefit Life.

Total consolidated revenues increased 83.9% from $8,821,306 for the year ended December 31, 2010 to $16,224,259 for the year ended December 31, 2011, an increase of $7,402,953.

Premiums

Premiums increased 5.7% from $5,895,030 for the year ended December 31, 2010 to $6,229,383 for the year ended December 31, 2011, an increase of $334,353.  The increase was due to the following:

•	$338,463 increase in final expense first year premium production.

•	$431,401 increase in final expense renewal premium production.

•	$15,553 decrease in whole life and term renewal premium production

•	$419,958 decrease in first year production of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Income from Premium Financing

Income from premium financing decreased 35.2% from $259,296 for the year ended December 31, 2010 to $168,124 for the year ended December 31, 2011, a decrease of $91,172.  The income from premium financing has steadily decreased during the past two years.  Premium financing operations are mostly based on the production of loan agreements with Oklahoma agents although we are issuing a limited number of loans in Louisiana and Mississippi with profitable agencies but currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income decreased 6.1% from $2,441,334 for the year ended December 31, 2010 to $2,291,761 for the year ended December 31, 2011, a decrease of $149,573.

Gross investment income increased 10.1% from $2,627,127 for the year ended December 31, 2010 to $2,893,214 for the year ended December 31, 2011, an increase of $266,087.  The cash provided by continued insurance operations has provided a larger invested asset base that the company has continued to invest.  However, it has been difficult throughout 2011 to locate adequate yield in investment grade securities.

Investment expenses, however, increased 223.7% from $185,793 for the year ended December 31, 2010 to $601,453 for the year ended December 31, 2011, an increase of $415,660.  The increased investment expenses are primarily attributed to the following increases: $187,000 increase in real estate taxes, $130,000 increase in investment advisory management services and a $94,000 increase in depreciation of the real estate held for investment due to the change on January 1, 2011 of the useful life of the building from 39 year to 19 years.  The Company engaged a new investment advisory management firm in late 2011 with the goal of reducing these expenses in 2012.

Net Realized Investment Gains

Net realized investment gains were $606,935 and $159,300 for the years ended December 31, 2011 and 2010, respectively, an increased net realized investment gain of $447,635.  The increased net realized investment gains are primarily due to sales of fixed maturity available-for-sale securities and call activity during 2011.

The 2011 net realized investment gains from the sales of fixed maturity securities available-for-sale of $606,935 resulted from sale proceeds of $4,671,870 on fixed maturity securities available-for-sale having a $4,064,935 carrying value at the 2011 disposal dates.

The 2010 net realized investment gains from the sales of fixed maturity available-for-sale securities of $139,172 resulted from sale proceeds of $1,868,930 on fixed maturity available-for-sale securities having a $1,729,758 carrying value at the 2010 disposal dates.

The 2010 net realized investment gains from the sales of two equity securities available-for-sale of $20,128 resulted from sale proceeds of $65,592 on equity securities available-for-sale having a $45,464 carrying value at the 2010 disposal dates.

There were no 2011 sales of equity securities available-for-sale.

We have recorded no other-than-temporary impairments in 2011 and 2010.  As of December 31, 2011, we held nine fixed maturity securities available-for-sale with an unrealized loss of $84,771, fair value of $1,887,299 and amortized cost of $1,972,070.  All of these fixed maturity securities available-for-sale had a fair value to cost ratio equal to or greater than 90%.  As of December 31, 2010, we held five fixed maturity securities available-for-sale with an unrealized loss of $43,118, fair value of $1,467,816 and amortized cost of $1,510,934.  All of these fixed maturity securities available-for-sale had a fair value to cost ratio equal to or greater than 94%.

Gain from Acquisition of Family Benefit Life

In late December 2011, we acquired 100% ownership of Family Benefit Life from its shareholders for $13,855,129 paid in cash.  The fair value of the net assets acquired in this transaction was $20,770,608.  Since the fair value of the net assets acquired exceeded the cost paid for those assets by $6,915,479, the residual was recorded in the consolidated statements of operations as a component of revenues captioned “Gain from acquisition of Family Benefit Life” per the requirements of Financial Accounting Standards Board Codification Topic 805 “Business Combinations.”  The reason for the gain from the acquisition of Family Benefit Life related primarily to that company’s management not being committed to rebuild the marketing force of that company in the current economic environment.

The total acquisition date fair value of the net assets acquired from Family Benefit Life in late December 2011 is as follows:

Category of Net Asset Acquired	Fair Value
Available-for-sale fixed maturity securities	$56,252,307
Available-for-sale equity securities	304,773
Mortgage loans on real estate	79,710
Investment real estate	582,560
Policy loans	1,047,378
Other invested assets	110
Cash and cash equivalents	9,103,505
Accrued investment income	775,438
Recoverable from reinsurers	120,068
Agents' balances and due premiums	16,476
Value of insurance business acquired	5,627,662
Other assets	10,336
Policyholders' account balances	(36,746,133)
Future policy benefits	(13,502,833)
Policy claims	(166,593)
Premiums paid in advance	(12,214)
Deferred federal income taxes	(2,188,650)
Current federal taxes payable	(36,720)
Other liabilities	(496,572)
Fair value of net assets acquired	$20,770,608
Cash paid as purchase consideration	$(13,855,129)
Gain from acquisition of Family Benefit Life	$6,915,479

Other Income

Other income was $12,577 and $66,346 for the years ended December 31, 2011 and 2010, a decrease of $53,769.  The decrease is primarily due to a decrease in service fees in 2011.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses decreased 2.3% from $8,936,496 for the year ended December 31, 2010 to $8,733,988 for the year ended December 31, 2011, a decrease of $202,508.

Benefits and Claims

Benefits and claims increased 4.8% from $5,063,553 for the year ended December 31, 2010 to $5,308,825 for the year ended December 31, 2011, an increase of $245,272.

The increase in benefits and claims is primarily due to the following:

•
$278,598 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•
$56,522 increase in death benefits primarily due to an increase in the number of claims incurred, increase in the average claim amount and an increase in the amount and number of claims in course of settlement.

•	$58,252 decrease in the change in reserves.

•	$31,596 decrease in surrenders primarily related to improved persistency.

Deferral and of Deferred Acquisition Costs

Certain costs related to the successful acquisition of traditional life insurance policies are capitalized and amortized over the premium-paying period of the policies.  Certain costs related to the successful acquisition of insurance and annuity policies that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are capitalized and amortized in relation to the present value of actual and expected gross profits on the policies.  These acquisition costs, which are referred to as deferred policy acquisition costs, include commissions and other successful costs of acquiring life insurance, which vary with, and are primarily related to, the production of new and renewal insurance and annuity contracts.

For the years ended December 31, 2011 and 2010, capitalized costs were $2,262,751 and $1,773,199, respectively.  Amortization of deferred policy acquisition costs for the years ended December 31, 2011 and 2010 was $230,284 and $451,349, respectively.  The $489,552 increase in the acquisition costs deferred primarily relates to increased new business production of final expense policies and annuity contracts.  In addition, there was a 2011 change in the methodology of deferring and amortizing deferred acquisition costs that is explained below.

The $221,065 decrease in the amortization of deferred acquisition costs primarily reflects the impact of a 2011 change in the methodology of deferring and amortizing deferred acquisition costs as explained below.

During 2011 $358,740 of deferrable acquisition costs associated with policies that were issued and lapsed in 2011 were not deferred and were not amortized.  During 2010, $299,158 of deferrable acquisition costs associated with policies that were issued and lapsed in 2010 were deferred and were amortized during 2010.

A summary of the impact of this 2011 methodology change on the deferral and amortization of deferred acquisition costs for the year ended December 31, 2011 and 2010  is as follows:

	2011 Methodology	2010 Methodology
Year ended Decenber 31, 2011
Deferrred	$(2,262,751)	$(2,621,491)
Amortized	230,284	589,024

Year ended Decenber 31, 2010
Deferrred	$(1,474,041)	$(1,773,199)
Amortized	152,191	451,349

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $222,451 and $271,465 for the years ended December 31, 2011 and 2010, respectively.  The decrease in the amortization of value of insurance business acquired of $49,014 reflects improved persistency in the whole life, term and annuity business of FLAC acquired in late 2008.  As of December 31, 2011, there was no amortization the value of insurance business acquired due to the purchase of Family Benefit Life that occurred at the end of 2011.

Commissions

Commissions increased 36.3% from $1,673,975 for the year ended December 30, 2010 to $2,281,934 for the year ended December 31, 2011, an increase of $607,959.  The increase is primarily due to:

•	$410,025 increase in final expense first year commissions that corresponds to the $338,463 increase in final expense first year premiums.

•	$378,283 increase in annuity first year, single and renewal commissions that corresponds to the $8,853,768 of increased 2011 annuity considerations deposited.

•	$46,091 increase in final expense renewal commissions that corresponds to the $431,401 increase in final expense renewal year premiums.

•
$218,728 decrease in first year whole life and term commissions that corresponds to the $419,958 decrease in other first year premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

•
$7,712 decrease in renewal whole life and term commissions that corresponds to a $15,553 decrease in renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses decreased 9.1% to $3,249,353 for the year ended December 31, 2010 to $2,953,245 for the year ended December 31, 2011, a decrease of $296,108.  The decrease is primarily due to:

•
$304,000 decrease in salaries and wages primarily due to decreased 2011 staffing levels and 2011 staffing resources utilized on the public stock offering that were capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•
$175,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

•
$98,000 decrease in agency costs due to the focus of our captive agents on the public stock offering where those agency costs are capitalized as offering costs that reduced additional paid in capital in the shareholders’ equity section of the statement of financial position.

•	$93,000 decrease in travel and entertainment and other home office expenses related to a 2011 cost containment program.

•	$41,000 decrease in employee benefits primarily due to decreased staffing levels.

•
$303,000 increase in professional fees primarily related to engagement of actuaries, lawyers and other professionals to assist with due diligence and other acquisition activities and stock dividend fees.

•
$93,000 increase in third party administration fees related to an increase in services provided, increased number of policies administered and increased underwriting and new business services related to increased final expense production.

•	$19,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as a life insurance companies under the provisions of the Internal Revenue Code and must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.  For the years ended December 31, 2011 and 2010, deferred income tax expense (benefit) was $96,183 and ($206,526), respectively.  Current income taxes were $34,095 for the year ended December 31, 2011.  There were no current income taxes for the year ended December 31, 2010.

Net Income (Loss) and Net Income (Loss) Per Common Share Basic and Diluted

For the years ended December 31, 2011 and 2010, respectively, there was net income of $7,359,993 and $91,336.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2011 and 2010 were 7,349,296 and 6,547,177, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 10, 2011 and January 11, 2012 and payable to holders of shares of the Company as of March 10, 2011 and March 10, 2012.

The Company issued 323,777 shares in connection with the 2011 stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.  It is anticipated that approximately 378,000 shares will be issued in connection with the 2012 stock dividend that will result in accumulated deficit being charged by approximately $2,835,000 with an offsetting credit of approximately $2,835,000 to common stock and additional paid-in capital.  This will also be a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 88.5% from $8,495,479 for year ended December 31, 2010 to $16,011,386 for the year ended December 31, 2011, an increase of $7,515,907.  The increase in revenue from 2010 to 2011 primarily relates to the $6,915,479 gain from the acquisition of Family Benefit Life and $447,635 of increased net realized investment gains.

The income before total federal income taxes from Life and Annuity Insurance Operations was $8,238,255 and $736,035, respectively, for the years ended December 31, 2011 and 2010.  The $7,502,220 increased profitability for 2011 compared to 2010 is primarily due to the $6,915,479 gain from the acquisition of Family Benefit Life and $447,635 of increased net realized investment gains.

Premium Finance Operations

Revenues from Premium Finance Operations decreased 48.5% from $323,816 for year ended December 31, 2010 to $166,919 for the year ended December 31, 2011, a decrease of $156,897.  The decrease relates to a decrease in production of loan agreements as management focuses on business primarily with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $212,706 and $340,395 for the years ended December 31, 2011 and 2010, respectively.  The $127,689 decreased loss from 2010 to 2011 is primarily attributable to a decrease in allowance for loan losses, 2011 loan production intentionally decreased with reduced loan issuance made through profitable agencies primarily in Oklahoma and decreased 2011 costs to operate our premium finance operations.

Corporate Operations

Revenues from Corporate Operations were $45,954 and $2,011 for the years ended December 31, 2011 and 2010, respectively.  This $43,943 increase is primarily due to an increase in net investment income.

The loss before total federal income taxes from Corporate Operations was $535,278 and $510,830 for the years ended December 31, 2011 and 2010, respectively.  The $24,448 increased loss from 2010 to 2011 is primarily due to increased operating expenses related to the 2011 stock dividend processing and transferring.

Consolidated Financial Condition

As of December 31, 2011, our available-for-sale fixed maturity securities had a fair value of $81,051,207 and amortized cost of $78,128,103 compared to a fair value of $26,623,318 and an amortized cost of $23,183,633 as of December 31, 2010.  The increase is primarily due to the $56,252,307 in fair value of the available-for-sale fixed maturity securities acquired in the Family Benefit Life acquisition.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government securities.

As of December 31, 2011, our available-for-sale equity securities had a fair value of $898,893 compared to a fair value of $529,314 as of December 31, 2010.  The cost of available-for-sale equity securities were $750,941 as of December 31, 2011 and $347,353 as of December 31, 2010.  The increase is primarily due to the $304,773 in fair value of the available-for-sale equity securities acquired in the Family Benefit Life acquisition.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of December 31, 2011, we held the following additional invested assets: mortgage loans on real estate of $1,985,394; investment real estate of $3,466,581; policy loans of $1,472,666 and other long-term investments of $9,875,675.  The other long-term investments are comprised of lottery prize receivables.

As of December 31, 2010, we held the following additional invested assets: mortgage loans on real estate of $1,156,812; investment real estate of $3,077,520; policy loans of $367,284 and other long-term investments of $6,886,529.  The other long-term investments are comprised of lottery prize receivables.

Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased investments derived from this acquisition.

Total investments were $98,750,416 and $38,640,777 as of December 31, 2011 and December 31, 2010, respectively.  Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased investments derived from this acquisition.

Deferred policy acquisition costs were $5,251,999 and $3,234,285 as of December 31, 2011 and December 31, 2010, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $2,262,751 and $1,773,199 for the years ended December 31, 2011 and 2010, respectively.  Amortization of deferred acquisition costs for the years ended December 31, 2011 and 2010 was $230,284 and $451,349, respectively.

The value of insurance business acquired was $7,912,469 and $2,507,258 as of December 31, 2011 and December 31, 2010, respectively.  Amortization of value of insurance business acquired for the years ended December 31, 2011 and 2010 was $222,451 and $271,465, respectively.  The value of insurance business acquired recorded in connection with the Family Benefit Life acquisition was $5,627,662.

As of December 31, 2011 and December 31, 2010, we held loans from premium financing of $1,022,416 and $1,143,977, respectively. The loan balances as of December 31, 2011 and December 31, 2010, respectively, are net of unearned interest of $23,287 and $35,519 and allowance for loan losses of $229,004 and $443,071.

The progression of the Company’s loans from premium financing for the years ended December 31, 2011 and December 31, 2010 is summarized as follows:

	December 31, 2011	December 31, 2010
Balance, beginning of year	$1,622,567	$3,140,800
Loans financed	2,341,126	3,486,083
Unearned interest	136,189	36,624
Capitalized fees and interest	52,155	(4,208)
Payment of loans and unearned interest	(2,877,330)	(5,036,732)
Ending loan balance including unearned interest	1,274,707	1,622,567
Unearned interest included in ending loan balances	(23,287)	(35,519)
Loan balance net of unearned interest	1,251,420	1,587,048
Less allowance for loan loss	(229,004)	(443,071)
Loan balance net of unearned interest and allowance for loan losses at the end of the year	$1,022,416	$1,143,977

As of December 31, 2011, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,132,121; accrued investment income of $1,122,574; agents’ balances and due premiums of $381,901; property and equipment of $170,843 and other assets of $1,297,205.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

As of December 31, 2010, we held the following additional assets (excluding cash and cash equivalents and certificates of deposit that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $977,397; accrued investment income of $385,948; agent balances and due premiums of $357,979; property and equipment of $102,374 and other assets of $1,151,315.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.  Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased assets derived from this acquisition.

Total liabilities as of December 31, 2011 and December 31, 2010 were $116,349,542 and $44,932,914, respectively.  Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased liabilities derived from this acquisition.

Total policy liabilities as of December 31, 2011 were $111,269,643 and were composed of policyholders’ account balances of $81,730,322; future policy benefits of $28,977,186; policy claims of $515,522 and premiums paid in advance of  $46,613. Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased liabilities derived from this acquisition.

Total policy liabilities as of December 31, 2010 were $44,115,568 and were composed of policyholders’ account balances of $30,261,070; future policy benefits of $13,444,284; policy claims of $367,306 and premiums paid in advance of $42,908.  Please see the summary of total acquisition date fair value of the net assets acquired from Family Benefit Life summarized previously to ascertain the amount of increased liabilities derived from this acquisition.

The liability for deferred federal income taxes was $2,622,711 and $294,705 as of December 31, 2011 and December 31, 2010, respectively, an increase of $2,328,006.  $2,258,650 of the increase in deferred federal income taxes relates to the Family Benefit Life acquisition.  $1,222,984 of the increase is due to net unrealized gains on available-for-sale securities.  The remaining $965,666 of the increase is due to the net deferred taxes arising from the temporary differences of the U.S. GAAP fair value of the net assets acquired compared to the carrying value for tax purposes.

Other liabilities as of December 31, 2011 and December 31, 2010 were $2,457,188 and $523,271, respectively.  Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.  The $1,933,917 increase in other liabilities during 2011 is primarily due to a $1,100,000 increase in deposits on pending applications; $95,000 representing the remaining unearned liability for a $120,000 leasehold improvement credit granted by a lessor in December 2010 that is being amortized to rental expense over the remaining lease term; $86,000 of liabilities for estimated future guaranty fund assessments, $497,000 related to the acquisition of Family Benefit Life and $156,000 of accrued liabilities and other payables.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2011, we have received $24,746,215 from the sale of our shares. Our operations have been profitable and have generated $3,970,422 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the December 31, 2011 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The impact of this stock dividend charge of $2,428,328 to accumulated earnings (deficit) decreased the balance as of December 31, 2011 to $1,542,094.

 As of December 31, 2011, we had cash and cash equivalents totaling $27,705,711 with $9,103,505 acquired in the acquisition of Family Benefit Life.  Some of our excess funds have been invested in money market mutual funds.  As of December 31, 2011, cash and cash equivalents of $14,383,877 and $9,103,505, respectively, of the total $27,705,711 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2011 without prior approval.  However, there is the capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval. There were no dividends paid or a return of capital to the parent company in 2010.

The Federal Deposit Insurance Corporation currently insures all non-interest bearing accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

During the years ended December 31, 2011 and 2010, cash and cash equivalents increased $14,720,433 and $5,904,586, respectively.

Our operating activities for the year ended December 31, 2011 provided $1,948,708 of cash compared to $1,220,685 of cash provided by operations during the year ended December 31, 2010.  The $728,023 increase in cash provided by operations in 2011 is primarily due to increased premiums and decreased expenses in excess of increased benefits, claims and commissions.

Cash used by investing activities for the years ended December 31, 2011 and 2010 was $5,428,643 and $2,809,417, respectively.  The $2,619,226 of increased cash used was primarily utilized to purchase Family Benefit Life that required the net use of $4,751,624 of cash ($13,855,129 of cash consideration to purchase 1,287,640 shares of Family Benefit Life Common Stock from shareholders that is offset by $9,103,505 of cash acquired with the Family Benefit Life net assets).

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 was $18,200,368 and $7,493,318, respectively.  The 2011 increase in cash of $10,707,050 provided by financing activities resulted from a net increase in policy deposits of $8,591,326 for the year ended December 31, 2011 and a net increase of $2,115,724 in the net proceeds from the public stock offering.

Shareholders’ equity at December 31, 2011 was $28,398,113 compared to $16,655,947 as of December 31, 2010.  The increase of $11,742,166 is due primarily to the net income in 2011 of $7,359,993 and the net proceeds of $4,991,319 from the public stock offering that commenced on June 29, 2010 less a $609,146 decrease in the unrealized appreciation of available-for-sale securities.  For the year ended December 31, 2011, the public stock offering generated proceeds of $5,908,890 less $917,571 of offering costs.

Equity per common share outstanding and subscribed increased 51.7% to $3.67 as of December 31, 2011 compared to $2.42 per share at December 31, 2010, based upon 7,733,186 common shares outstanding and subscribed as of December 31, 2011 and 6,894,275 outstanding common shares as of December 31, 2010.  These common shares outstanding and subscribed reflect the retrospective adjustment for the impact of the 2011 and 2012 5% stock dividends declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011 and declared by the Company on January 11, 2012 and payable to holders of shares on the Company as of March 10, 2012.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,071,056 and $3,621,646 as of December 31, 2011 and December 31, 2010, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $550,590 decrease in unrealized gain for the year ended December 31, 2011 is offset by the net realized investment gain of $606,935 due to the sale and call activity for available-for-sale fixed maturity securities during 2011.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and Family Benefit Life’s annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of December 31, 2011, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 28.4% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and Family Benefit Life must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency.  Upon meeting certain tests, which TLIC and Family Benefit Life met during 2011 and 2010, the SVL also requires the Company to perform annual cash flow testing for TLIC and Family Benefit Life.  This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios.  The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Our marketing plan could be modified to emphasize certain product types and reduce others.  New business levels could be varied in order to find the optimum level.  We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.  We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and Family Benefit Life that are limited by law to the lesser of prior year net operating income or 10% of prior year-end surplus unless specifically approved by the controlling insurance department, (3) dividends from FTCC and (4) corporate borrowings, if necessary.

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

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  All these shares were sold as of February 17, 2012 and the Company has now received $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions.  The Company is now selling these oversubscriptions.  The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions.

The offering was extended on June 28, 2011 and will end on June 28, 2012 unless all the Company’s shares are sold before then.  As of December 31, 2011, the Company has received gross proceeds of $9,271,215 from the subscription of 1,236,162 shares of its common stock in this offering and incurred $1,404,300 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  Those proceeds were made available to the Company in August 2010.  Proceeds from the sale of shares of the Company’s common stock in this public offering after August 2010 were available to the Company without being held in escrow.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of December 31, 2011 will be sufficient to fund our anticipated operating expenses.

Loans outstanding from premium financing declined during 2010 and have continued to decline during 2011 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and may require additional capital.  The premium financing operations have steadily decreased during the past two years.  Premium financing loan operations is now based on the production of loan agreements with Oklahoma agents.  We are only writing business in Louisiana and Mississippi with profitable agencies and currently have no production in Alabama and Arkansas.  The Company is closely evaluating premium financing loan operations to determine if it can continue based almost entirely on Oklahoma production.

Funds will not be available to continue the expansion of the Company’s subsidiaries without borrowing funds or raising additional capital.  As introduced above, we have begun a public offering to generate additional funding.  We intend to use the proceeds to finance future acquisitions of life insurance companies or blocks of life insurance business, provide up to $3.0 million of capital and/or surplus to TLIC as needed to maintain adequate capital and increase working capital.  We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

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

Item 8. Financial Statements

FIRST TRINITY FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 24, 2012

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2011	December 31, 2010
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $78,128,103 and $23,183,633 as of December 31, 2011 and December 31, 2010, respectively)	$81,051,207	$26,623,318
Available-for-sale equity securities at fair value (cost: $750,941 and $347,353 as of December 31, 2011 and December 31, 2010, respectively)	898,893	529,314
Mortgage loans on real estate	1,985,394	1,156,812
Investment real estate	3,466,581	3,077,520
Policy loans	1,472,666	367,284
Other long-term investments	9,875,675	6,886,529
Total investments	98,750,416	38,640,777

Cash and cash equivalents	27,705,711	12,985,278
Certificate of deposit (restricted)	-	102,273
Accrued investment income	1,122,574	385,948
Recoverable from reinsurers	1,132,121	977,397
Agents' balances and due premiums	381,901	357,979
Loans from premium financing, net	1,022,416	1,143,977
Deferred policy acquisition costs	5,251,999	3,234,285
Value of insurance business acquired	7,912,469	2,507,258
Property and equipment, net	170,843	102,374
Other assets	1,297,205	1,151,315
Total assets	$144,747,655	$61,588,861
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$81,730,322	$30,261,070
Future policy benefits	28,977,186	13,444,284
Policy claims	515,522	367,306
Premiums paid in advance	46,613	42,908
Total policy liabilities	111,269,643	44,115,568
Deferred federal income taxes	2,622,711	294,075
Other liabilities	2,457,188	523,271
Total liabilities	116,349,542	44,932,914
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, 6,798,535 and 5,805,000 issued and outstanding as of December 31, 2011 and 2010, respectively and 566,404 and 448,310 subscribed as of December 31, 2011 and 2010, respectively	73,649	62,533
Additional paid-in capital	24,086,146	16,677,615
Accumulated other comprehensive income	2,696,224	3,305,370
Accumulated earnings (deficit)	1,542,094	(3,389,571)
Total shareholders' equity	28,398,113	16,655,947
Total liabilities and shareholders' equity	$144,747,655	$61,588,861

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Revenues
Premiums	$6,229,383	$5,895,030
Income from premium financing	168,124	259,296
Net investment income	2,291,761	2,441,334
Net realized investment gains	606,935	159,300
Gain from acquisition of Family Benefit Life	6,915,479	-
Other income	12,577	66,346
Total revenues	16,224,259	8,821,306
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,982,865	2,041,117
Death benefits	1,479,188	1,422,666
Surrenders	336,062	367,658
Interest credited to policyholders	1,510,710	1,232,112
Total benefits and claims	5,308,825	5,063,553
Policy acquisition costs deferred	(2,262,751)	(1,773,199)
Amortization of deferred policy acquisition costs	230,284	451,349
Amortization of value of insurance business acquired	222,451	271,465
Commissions	2,281,934	1,673,975
Other underwriting, insurance and acquisition expenses	2,953,245	3,249,353
Total benefits, claims and expenses	8,733,988	8,936,496
Income (loss) before total federal income tax expense (benefit)	7,490,271	(115,190)
Current federal income tax expense	34,095	-
Deferred federal income tax expense (benefit)	96,183	(206,526)
Total federal income tax expense (benefit)	130,278	(206,526)
Net income	$7,359,993	$91,336
Net income per common share basic and diluted	$1.00	$0.01

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity

	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance at January 1, 2010	$58,050	$13,806,503	$2,867,044	$(3,480,907)	$13,250,690
Subscriptions of common stock	4,483	2,871,112	-	-	$2,875,595
Comprehensive income:
Net income	-	-	-	91,336	91,336
Change in net unrealized appreciation on available-for-sale securities	-	-	438,326	-	438,326
Total comprehensive income	-	-	-	-	529,662
Balance at December 31, 2010	62,533	16,677,615	3,305,370	(3,389,571)	16,655,947
Stock dividend	3,238	2,425,090	-	(2,428,328)	-
Subscriptions of common stock	7,878	4,983,441	-	-	4,991,319
Comprehensive income (loss):
Net income	-	-	-	7,359,993	7,359,993
Change in net unrealized appreciation on available-for-sale securities	-	-	(609,146)	-	(609,146)
Total comprehensive income	-	-	-	-	6,750,847
Balance at December 31, 2011	$73,649	$24,086,146	$2,696,224	$1,542,094	$28,398,113

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Operating activities
Net income	$7,359,993	$91,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	213,434	81,768
Accretion of discount on investments	(895,526)	(692,415)
Realized investment gains	(606,935)	(159,300)
Gain on acquisition of Family Benefit Life	(6,915,479)	-
Gain on sale of fixed asset	(2,171)	-
Loss on sale of invested real estate	2,151	-
Amortization of policy acquisition cost	230,284	451,349
Policy acquisition cost deferred	(2,262,751)	(1,773,199)
Amortization of value of insurance business acquired	222,451	271,465
Provision for deferred federal income taxes	96,183	(206,526)
Interest credited on policyholder deposits	1,514,071	1,225,864
Change in assets and liabilities:
Accrued investment income	38,812	(45,564)
Policy loans	(58,004)	(32,262)
Allowance for loan losses	(214,067)	124,245
Recoverable from reinsurers	(34,656)	(107,103)
Agents' balances and due premiums	(7,446)	(84,136)
Other assets	(172,164)	(314,105)
Future policy benefits	2,030,069	2,094,644
Policy claims	(18,377)	78,033
Premiums paid in advance	(8,509)	23,967
Other liabilities	1,437,345	192,624
Net cash provided by operating activities	1,948,708	1,220,685
Investing activities
Purchase of fixed maturity securities	(2,494,847)	(4,859,909)
Sales of fixed maturity securities	3,971,870	1,868,930
Maturities of fixed maturity securities	700,000	-
Purchase of equity securities	(98,815)	(42,500)
Sale of equity securities	-	65,592
Acquistion of Family Benefit Life	(4,751,624)	-
Purchase of mortgage loans	(962,500)	-
Reduction in mortgage loans	213,628	209,141
Purchase of real estate	(18,434)	(117,873)
Sale of real estate	49,000	123,500
Purchase of other long term investments	(3,867,415)	(2,724,500)
Payments on other long term investments	1,511,541	1,224,591
Maturity of certificate of deposit	102,273	-
Loans made for premiums financed	(2,541,702)	(3,628,294)
Loans repaid for premiums financed	2,877,330	5,109,902
Purchases of furniture and equipment, net	(118,948)	(37,997)
Net cash used in investing activities	(5,428,643)	(2,809,417)
Financing activities
Policyholder account deposits	15,236,644	6,382,876
Policyholder account withdrawals	(2,027,595)	(1,765,153)
Proceeds from public stock offering	4,991,319	2,875,595
Net cash provided by financing activities	18,200,368	7,493,318
Increase in cash	14,720,433	5,904,586
Cash and cash equivalents, beginning of period	12,985,278	7,080,692
Cash and cash equivalents, end of period	$27,705,711	$12,985,278

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Supplemental Disclosure: Cash Investing Activity for Acquisition of Family Benefit Life Insurance Company

Year Ended December 31,
2011
Cash used in Family Benefit Life acquisition	$13,855,129
Cash provided in Family Benefit Life acquisition	9,103,505
Decrease in cash from Family Benefit Life acquisition	4,751,624
Fair value of assets acquired in Family Benefit Life Acquisition (excluding cash)
Available-for-sale fixed maturity securities	56,252,307
Available-for-sale equity securities	304,773
Mortgage loans on real estate	79,710
Investment real estate	582,560
Policy loans	1,047,378
Accrued investment income	775,438
Recoverable from reinsurers	120,068
Agents' balances and due premiums	16,476
Value of insurance business acquired	5,627,662
Other assets (includes reclassification of $36,720 of current taxes payable)	(26,274)
Total fair value of assets acquired (excluding cash)	64,780,098
Fair value of liabilities assumed in Family Benefit Life acquisition
Policyholders' account balances	36,746,133
Future policy benefits	13,502,833
Policy claims	166,593
Premiums paid in advance	12,214
Deferred federal income taxes	2,188,650
Other liabilities	496,572
Total fair value of liabilities assumed	53,112,995
Fair value of net assets acquired in Family Benefit Life acquisition (excluding cash)	11,667,103
Fair value of net assets acquired (including cash) in excess of purchase price	$6,915,479

See notes to consolidated financial statements.

1.     Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company, Family Benefit Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.  The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  All these shares were sold as of February 17, 2012 and the Company has now received $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions.  The Company is now selling these oversubscriptions.  The sale of all the additional shares would provide the Company with an additional $850,000 after reduction for offering expenses and sales commissions.

The offering was extended on June 28, 2011 and will end on June 28, 2012, unless all the Company’s shares are sold before then.  As of December 31, 2011, the Company has received gross proceeds of $9,271,215 from the subscription of 1,236,162 shares of its common stock in this offering and incurred $1,404,300 in offering costs.  The proceeds were originally deposited in an escrow account that was released from escrow by the Oklahoma Department of Securities in August 2010 after the offering exceeded $1,000,000 in gross proceeds.  Proceeds from the sale of shares of the Company’s common stock in this public offering after August 2010 were available to the Company without being held in escrow.

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

On October 20, 2011, Trinity Life Insurance Company announced that it had signed a transaction agreement to acquire Family Benefit Life Insurance Company, a life and annuity insurance company incorporated and domiciled in Missouri.  Prior to October 20, 2011, the Company purchased 401,381 Family Benefit Life common shares.  TLIC purchased all of the remaining 886,259 issued and outstanding shares of Family Benefit Life from its shareholders.  The transaction price per share was $11.05 and was based on Family Benefit Life’s statutory capital and surplus (presented in accordance with statutory accounting principles) as of September 30, 2011 and the number of common shares issued and outstanding as of September 30, 2011 plus a premium of approximately $3.7 million.  The transaction was subject to completion of due diligence, the continuation of Family Benefit Life’s business in the ordinary course and certain other conditions.

1.     Organization and Significant Accounting Policies (continued)

Closing of the Family Benefit Life acquisition occurred between December 13, 2011 and December 28, 2011 as Trinity Life Insurance Company purchased the Family Benefit Life’s remaining 886,259 issued and outstanding shares from the Company’s shareholders.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.

TLIC acquired 100% ownership of Family Benefit Life from its shareholders for $13,855,129 paid in cash.  The fair value of the net assets acquired in this transaction was $20,770,608.  Since the fair value of the net assets acquired exceeded purchase price for acquiring those net assets by $6,915,479, the residual was recorded in the consolidated statements of operations as a component of revenues captioned as “Gain from acquisition of Family Benefit Life” per the requirements of Financial Accounting Standards Board Codification Topic 805 “Business Combinations.”  The reason for the gain from the acquisition of Family Benefit Life related primarily to that company’s management not being committed to rebuild the marketing force of that company in the current economic environment.

FTCC was incorporated in 2006, and began operations in January 2007 providing financing for casualty insurance premiums. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

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

1.     Organization and Significant Accounting Policies (continued)

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

The Company evaluates the difference between the cost/amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity.  If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities available-for-sale, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

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

Investment real estate is carried at amortized cost.  Depreciation on the office building is calculated over its estimated useful life of 19 years.  On January 1, 2011, the useful life of the building was changed from 39 years to 19 years.

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

Cash and Cash Equivalents and Certificates of Deposit

Cash and cash equivalents include cash on hand, amounts due from banks and money market instruments.

Certificates of deposit are carried at cost.  The Company limits its investment in certificates of deposit to accounts that are federally insured.  The Company had no certificates of deposit as of December 31, 2011.

1.     Organization and Significant Accounting Policies (continued)

Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.  Interest and dividends earned on investments are included in net investment income.

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new business are deferred and amortized in a systematic manner based on the related contract revenues or gross profits as appropriate.  Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance.  If this current estimate is less than the existing balance, the difference is charged to expense.

Deferred acquisition costs for traditional life insurance contracts are deferred to the extent deemed recoverable and amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.

Deferred acquisition costs related to insurance and annuity products that subject the Company to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies.  To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to insurance and annuity products, such adjustments are reflected as a component of the amortization of deferred acquisition costs.

Deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from available-for-sale securities had actually been realized.  This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position

Loans from Premium Financing

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

1.     Organization and Significant Accounting Policies (continued)

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

Value of Insurance Business Acquired

As a result of the Company’s purchase of FLAC and Family Benefit Life, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.

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

As of December 31, 2011 and 2010 there was $827,409 and $604,958, respectively, of accumulated amortization of the value of insurance business acquired due to the purchase of FLAC that occurred at the end of 2008.  The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $463,663 in 2012, $445,656 in 2013, $429,468 in 2014, $412,077 in 2015 and $395,047 in 2016.  As of December 31, 2011, there was no amortization of the value of insurance business acquired due to the purchase of Family Benefit Life that occurred at the end of 2011.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, notes receivable and customer account balances receivable.  Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications and unearned investment income.

1.     Organization and Significant Accounting Policies (continued)

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

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders will receive a share of Common Stock for each 20 shares of common stock of the Company they hold.  The dividend is payable to the holders of shares of the Corporation as of March 10, 2012.  Fractional shares will be rounded to the nearest whole number of shares.  It is anticipated that approximately 378,000 shares will be issued in connection with the stock dividend that will result in accumulated deficit being charged by approximately $2,835,000 with an offsetting credit of approximately $2,835,000 to common stock and additional paid-in capital.  This will also be a non-cash investing and financing activity.

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

In addition, deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from available-for-sale securities had actually been realized.  This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income” in the shareholders’ equity section of the statement of financial position.

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

Deferred acquisition costs related to insurance and annuity products that subject the Company to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies.  These insurance and annuity contracts are treated as long-duration insurance contracts since the Company is subject to risk from policyholder mortality and morbidity over an extended period.

Income from premium financing includes cancellation and late fees.

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2011 and 2010 were 7,349,296 and 6,547,177, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 10, 2011 and January 11, 2012 and payable to holders of shares of the Company as of March 10, 2011 and March 10, 2012.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2011 through the date that these financial statements have been issued.  Please see Note 17.

1.     Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements (Topic 820 - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  The new guidance requires entities to separately disclose information relative to transfers in and out of Levels 1 and 2 in the fair value hierarchy.  In addition, ASU 2010-06 requires separate presentation of transfers in, transfers out, purchases, sales, issuances and settlements of Level 3 investments in the tabular reconciliation of Level 3 activity.  ASU 2010-06 also clarifies the level of disaggregation for which fair value measurements should be disclosed and requires that information about input and valuation techniques be disclosed for Level 2 and Level 3 assets and liabilities.  The Company adopted this guidance effective for the first quarter of 2010.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Financial Services – Insurance (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”).  The new guidance requires that an insurance entity capitalize only the following as acquisition costs related directly to the successful acquisition of new or renewal insurance contracts:

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

All other acquisition costs should be charged to expense as incurred.  In addition, administrative costs, rent, depreciation, occupancy, equipment and all other general overhead costs are considered indirect costs and should be charged to expense as incurred.  ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company will adopt ASU 2010-26 in first quarter 2012.  The Company has assessed the guidance and has determined that it will not have a significant financial impact since the Company utilizes a dynamic model whereby deferred acquisition costs on the statement of financial position only include policies currently in force.  This current dynamic model results in immediate amortization of all deferred acquisition costs on the statement of operations where the policy is no longer in force.  Once adopted, the above defined acquisition costs will only be capitalized directly related to the successful acquisition of new or renewal insurance contracts.  After adoption, these acquisition costs will be amortized on the statement of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurements (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The new pronouncement ensures that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and that their respective fair value measurements and disclosure requirements are the same (except for minor differences in wording and style).  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring and disclosing information about fair value measurements.  The amendments clarify the following:

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

1.       Organization and Significant Accounting Policies (continued)

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”).  The new pronouncement improves the comparability, consistency and transparency of financial reporting by increasing the prominence of items reported in other comprehensive income and facilitates the convergence of U.S. GAAP and IFRS.  ASU 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In a single continuous statement, the following shall be presented: components of net income, net income, components of comprehensive income, total for other comprehensive income and the total of comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  ASU 2011-05 indicates that regardless of whether comprehensive income is presented in a single continuous statement or in two separate but consecutive statements, reclassification adjustments between net income and other comprehensive income are required to be presented on the face of the financial statements.  ASU 2011-05 is effective for public companies for interim and annual periods beginning on or after December 15, 2011.  Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220 - Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by components in both the statement in which net income is presented and the statement in which other comprehensive income is presented.

2.       Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2011 and December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government	$2,762,683	$46,489	$-	$2,809,172
Residential mortgage-backed securities	135,538	67,443	-	202,981
Corporate bonds	74,473,154	2,893,943	40,771	77,326,326
Foreign bonds	756,728	-	44,000	712,728
Total fixed maturity securities	78,128,103	3,007,875	84,771	81,051,207

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds	150,815	32,707	-	183,522
Corporate preferred stock	247,960	-	-	247,960
Corporate common stock	352,166	115,245	-	467,411
Total equity securities	750,941	147,952	-	898,893
Total fixed maturity and equity securities	$78,879,044	$3,155,827	$84,771	$81,950,100

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government	$1,121,014	$19,442	$31,495	$1,108,961
Residential mortgage-backed securities	153,176	38,327	-	191,503
Corporate bonds	21,700,965	3,422,257	11,623	25,111,599
Foreign bonds	208,478	2,777	-	211,255
Total fixed maturity securities	23,183,633	3,482,803	43,118	26,623,318

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Mutual funds	52,000	34,800	-	86,800
Corporate common stock	295,353	147,161	-	442,514
Total equity securities	347,353	181,961	-	529,314
Total fixed maturity and equity securities	$23,530,986	$3,664,764	$43,118	$27,152,632

2.     Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2011 and 2010 are summarized as follows:

		Unrealized	Number of
December 31, 2011	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,174,571	$40,771	6
Foreign bonds	712,728	44,000	3
Total fixed maturity securities	$1,887,299	$84,771	9

		Unrealized	Number of
December 31, 2010	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. Government agency	$718,021	$31,495	2
Corporate bonds	749,795	11,623	3
Total fixed maturity securities	$1,467,816	$43,118	5

As of December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 90%.  As of December 31, 2010, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 94%.  Fixed maturity securities were 88% and 87% investment grade as rated by Standard & Poor’s as of December 31, 2011 and December 31, 2010, respectively.

There were no equity securities in an unrealized loss position as of December 31, 2011 and December 31, 2010.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value based on all of the factors considered.  Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer.  The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.

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

2.     Investments (continued)

Based on our review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2011 and December 31, 2010.

Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2011, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
Unrealized appreciation on available-for-sale securities	$3,071,056	$3,621,646
Adjustment to deferred acquisition costs	(25,596)	(10,843)
Deferred income taxes	(349,236)	(305,433)
Net unrealized appreciation on available-for-sale securities	$2,696,224	$3,305,370

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2011, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,960,948	$2,032,875
Due in one year through five years	22,007,910	23,001,248
Due after five years through ten years	40,275,443	41,400,929
Due after ten years	13,748,264	14,413,174
Due at multiple maturity dates	135,538	202,981
	$78,128,103	$81,051,207

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2.       Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity available-for-sale securities for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities
	2011	2010	2011	2010
Proceeds	$4,671,870	$1,868,930	$-	$65,592
Gross realized gains	607,730	140,032	-	20,128
Gross realized losses	(795)	(860)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2011 and 2010 and the amount of realized investment gains (losses) on fixed maturity and equity securities for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(516,581)	$701,522
Equity securities	(34,009)	83,795
Other realized investment gains:
Available-for-sale securities:
Fixed maturity securities	606,935	139,172
Equity securities	-	20,128

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Commercial mortgage loans
Retail stores	$1,624,081	81.80%	$765,065	66.14%
Office buildings	232,079	11.69%	391,747	33.86%
Total commercial mortgage loans	$1,856,160	93.49%	$1,156,812	100.00%
Residential mortgage loans	129,234	6.51%	-	0.00%
Total mortgage loans	$1,985,394	100.00%	$1,156,812	100.00%

The mortgage loans are geographically concentrated in the states of Colorado (49%), Georgia (25%), Florida (20%), Missouri (4%) and Oklahoma (2%) as of December 31, 2011.

There were no loans more than 90 days past due at December 31, 2011.  There were no mortgage loans in default at December 31, 2011 and there was no allowance for losses as of December 31, 2011 and 2010.

2.     Investments (continued)

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas.  A 20,000 square foot office building has been constructed on approximately one-half of this land.  In addition, Family Benefit Life owns one and one-half acres of land located in Jefferson City, Missouri with two buildings located on one acre of the land.

The Company’s investment real estate as of December 31, 2011 and 2010 is summarized as follows:

	December 31, 2011	December 31, 2010
Land	$996,058	$792,793
Buildings	$2,758,207	$2,411,629
Less - accumulated depreciation	(287,684)	(126,902)
Investment real estate, net of accumulated depreciation	$3,466,581	$3,077,520

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $9,875,675 and $6,886,529 as of December 31, 2011 and 2010, respectively.  The lottery prize cash flows are assignment of the future rights from lottery winners at a discounted price.  Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, at December 31, 2011 are summarized as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,893,222	$1,915,967
Due in one year through five years	4,949,397	5,434,053
Due in five years through ten years	2,207,499	2,862,920
Due after ten years	825,557	1,397,776
	$9,875,675	$11,610,716

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
California	$1,004,025	$-
Florida	284,286	316,649
Georgia	316,957	-
Illinois	661,767	863,519
Indiana	312,108	391,451
Kentucky	138,142	165,360
Massachusetts	2,131,982	2,489,977
New York	4,312,142	2,244,228
Pennsylvania	360,802	415,345
Texas	353,464	-
	$9,875,675	$6,886,529

2.       Investments (continued)

Investment Income and Investment Gains and Losses

Major categories of net investment income for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010

Fixed maturity securities	$2,318,272	$2,107,980
Equity securities	55,725	14,361
Mortgage loans	116,219	94,133
Real estate	348,002	344,850
Short-term and other investments	54,996	65,803
Gross investment income	2,893,214	2,627,127

Investment expenses	(601,453)	(185,793)
Net investment income	$2,291,761	$2,441,334

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2011 and 2010 is summarized as follows:

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,809,172	$-	$2,809,172
Residential mortgage-backed securities	-	202,981	-	202,981
Corporate bonds	-	77,326,326	-	77,326,326
Foreign bonds	-	712,728	-	712,728
Total fixed maturity securities	$-	$81,051,207	$-	$81,051,207
Equity securities, available-for-sale
Mutual funds	$-	$183,522	$-	$183,522
Corporate preferred stock	-	247,960	$-	247,960
Corporate common stock	389,911	-	77,500	467,411
Total equity securities	$389,911	$431,482	$77,500	$898,893

December 31, 2010	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$1,108,961	$-	$1,108,961
Residential mortgage-backed securities	-	191,503	-	191,503
Corporate bonds	-	25,111,599	-	25,111,599
Foreign bonds	-	211,255	-	211,255
Total fixed maturity securities	$-	$26,623,318	$-	$26,623,318
Equity securities, available-for-sale
Mutual funds	$-	$86,800	$-	$86,800
Corporate common stock	365,014	-	77,500	442,514
Total equity securities	$365,014	$86,800	$77,500	$529,314

At December 31, 2011, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

3.       Fair Value Measurements (continued)

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

The Company’s equity securities are included in Level 1 except for mutual funds and the preferred stock included in Level 2 and the private placement common stocks are included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds and preferred stock is appropriate since they are not actively traded as of December 31, 2011.  The mutual funds were moved from Level 1 to Level 2 during 2010.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the years ended December 31, 2011 and 2010 is summarized as follows:

	Year Ended December 31,
	2011	2010

Beginning balance	$77,500	$35,000

Purchases	-	42,500

Ending balance	$77,500	$77,500

3.       Fair Value Measurements (continued)

Fair Value of Financial Instruments

The estimated fair values of financial instruments, as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Fixed maturity securities	$81,051,207	$81,051,207	$26,623,318	$26,623,318
Equity securities	898,893	898,893	529,314	529,314
Mortgage loans on real estate
Residential	129,234	131,319	-	-
Commercial	1,856,160	1,934,303	1,156,812	1,192,284
Policy loans	1,472,666	1,472,666	367,284	367,284
Other long-term investments	9,875,675	11,610,716	6,886,529	7,423,119
Cash and cash equivalents	27,705,711	27,705,711	12,985,278	12,985,278
Loans from premium financing	1,022,416	1,022,416	1,143,977	1,143,977
Liabilities
Policyholders' account balances	$81,730,322	80,609,804	$30,261,070	28,700,425
Policy claims	515,522	515,522	367,306	367,306

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

3.       Fair Value Measurements (continued)

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $229,004 and $443,071 as of December 31, 2011 and 2010, respectively.

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

4.       Certificate of Deposit Pledged and Special Deposits

Prior to January 1, 2011, the Company pledged a certificate of deposit with a market value of $65,000 as collateral for the letter of credit with a bank.  There were no amounts borrowed against this letter of credit. The letter of credit was obtained solely to secure the issuance of standby letters of credit.  The standby letters of credit are used to guarantee reserve credits taken by Optimum Re Insurance Company (“Optimum Re”).  The letter of credit in effect as of December 31, 2011 and into 2012 does not require a pledged certificate of deposit.

TLIC and Family Benefit Life are required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations.  At December 31, 2011 and 2010, these required deposits had a carrying value that totaled $2,571,669 and $2,643,506, respectively.

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

Unearned interest was $23,287 and $35,519 as of December 31, 2011 and 2010, respectively.  Allowances for loan losses were $229,004 and $443,071 at December 31, 2011 and 2010, respectively.

The Company’s balance of and changes in credit losses related to loans from premium financing as of and for the years ended December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
Allowance at beginning of period	$443,071	$318,826
Additions charged (credited) to operations	(214,067)	124,245
Allowance at end of period	$229,004	$443,071

6.       Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Balance, beginning of year	$3,234,285	$1,918,994
Capitalization of commissions, sales and issue expenses	2,262,751	1,773,199
Amortization	(230,284)	(451,349)
Deferred acquisition costs allocated to investments	(14,753)	(6,559)
Balance, end of year	$5,251,999	$3,234,285

7.       Federal Income Taxes

The Company files a consolidated federal income tax return with FTCC and SIS and does not file a consolidated return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code and must file separate tax returns until they have been members of the filing group for five years.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% to income before federal income tax expense for the years ended December 31, 2011 and 2010 is summarized as follows:

	Years ended December 31,
	2011	2010
Expected tax expense (benefit)	$2,621,595	$(40,317)
Difference in book versus tax basis of Family Benefit Life	(2,420,418)	-
Small life insurance company deduction	(80,471)	(16,127)
Net operating loss generated (utilized)	74,132	(147,893)
Difference in book versus tax basis of available-for-sale fixed maturity securities	(60,492)	(10,943)
Adjustment of prior years' taxes	(6,161)	-
Graduated rate reduction	(5,748)	(1,152)
Other	7,841	9,906
Total income tax expense (benefit)	$130,278	$(206,526)

The components of total income tax expense (benefit) for the years ended December 31, 2011 and 2010 is summarized as follows:

	Years ended December 31,
	2011	2010
Current tax expense	$34,095	$-
Deferred tax expense (benefit)	96,183	(206,526)
Total income tax expense (benefit)	$130,278	$(206,526)

7.       Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Deferred tax liabilities:
Net unrealized investment gains	$1,572,220	$305,433
Deferred policy acquisition costs	690,885	386,061
Reinsurance recoverable	226,061	195,007
Investment real estate	30,665	31,902
Other long-term investments	-	28,275
Value of insurance business acquired	1,582,494	501,452
Property and equipment	18	878
Due premiums	11,551	3,578
Other	4,392	1,034
Total deferred tax liabilities	4,118,286	1,453,620
Deferred tax assets:
Policyholders' account balance and future policy benefits	816,953	598,161
Policy claims	24,761	21,588
Other	(8,873)	36,454
Accrued liabilities	80,000	-
Alternative minimum tax carryforward	-	2,155
Net operating loss carryforward	2,049,777	1,790,233
Net capital loss carryforward	181,483	199,099
Total deferred tax assets	3,144,101	2,647,690
Valuation allowance	(1,648,526)	(1,488,145)
Net deferred tax assets	1,495,575	1,159,545
Net deferred tax liabilities	$2,622,711	$294,075

FTFC has net operating loss carry forwards of approximately $4,848,606 expiring in 2019 through 2026.  TLIC has net operating loss carry forwards of approximately $2,006,255, expiring in 2018 through 2026.  Net operating loss carry forwards of $1,061,225 (included in the TLIC amount above), expiring in 2018 through 2023, remain from the acquisition of FLAC.  The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

The Company has no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2008 through 2011 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

Reinsurance assumed and ceded amounts for TLIC for 2011 and 2010 are summarized as follows:

	2011	2010
Premiums assumed	$44,118	$32,157
Commissions and expense allowances	186	120
Benefits assumed	33,811	5,593
Reserve credits assumed	52,250	50,147
Inforce amount assumed	23,737,668	24,807,969

Premiums ceded	341,106	389,866
Commissions and expense allowances	22,673	26,796
Benefits ceded	275,681	238,828
Reserve credits ceded	795,619	731,031
Inforce amount ceded	40,146,708	44,869,095

9.       Property and Equipment

Property and equipment as of December 31, 2011 and 2010 is summarized as follows:

	December 31, 2011	December 31, 2010
Total property and equipment	$281,996	$161,904
Less - accumulated depreciation	(111,153)	(59,530)
Property and equipment net of accumulated depreciation	$170,843	$102,374

10.       Leases

The Company leased approximately 2,517 square feet of office space pursuant to a three-year lease that began July 1, 2008 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office leases as amended, the monthly rent expense for the 2,517 square feet was $3,041 through June 30, 2009, $3,146 from July 1, 2009 through June 30, 2010, $3,251 from July 1, 2010 through September 30, 2010 and $7,897 from October 1, 2010 through September 30, 2015.  The 950 square feet lease was $1,225 per month.  The Company incurred rent expense of $72,809 and $73,155 for the years ended December 31, 2011 and 2010, respectively.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for each of the years 2012 through 2014 and $71,073 in 2015.

On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years.  The monthly lease payments are as follows: $8,888 in 2010, $9,130 in 2011 and 2012 and $9,371 in 2013 and 2014.

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on July 1, 2011 to run through May 31, 2016.  Beginning July 1, 2014, the lessee can terminate the lease with a 180 day written notice.  The lease agreement calls for minimum monthly base lease payments of $17,535.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building.  The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on August 15, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

The future minimum lease payments to be received under the above non cancelable lease agreements are $357,180, $360,072, $360,072, $235,220 and $87,675 for the years 2012 through 2016, respectively.

Family Benefit Life entered into a one-year lease beginning August 1, 2010 and ending July 31, 2011.  The lease can be renewed annually if no termination notice is given by either party on or before May 1.  No notice was given by either party on May 1, 2011 and therefore the lease was renewed for an additional one-year period.  The tenant pays Family Benefit Life $15,000 per year in monthly installments of $1,250.

11.       Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma Insurance Department.  Family Benefit Life is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance.  Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.  Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net loss for TLIC amounted to $831,650 and $449,123 for the years ended December 31, 2011 and 2010, respectively.  The statutory surplus of TLIC was $4,703,946 and $4,316,574 as of December 31, 2011 and 2010, respectively.  The statutory net income for Family Benefit Life amounted to $1,226,329 for the year ended December 31, 2011.  The statutory surplus of Family Benefit Life was $10,951,137 as of December 31, 2011.

11.       Shareholders’ Equity and Statutory Accounting Practices (continued)

TLIC is subject to Oklahoma laws and Family Benefit Life is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2012 without prior approval.  In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval.  There were no dividends paid or a return of capital to the parent company in 2011 and 2010.

12.       Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments as of and for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31,
	2011	2010
Revenues:
Life and annuity insurance operations	$16,011,386	$8,495,479
Premium finance operations	166,919	323,816
Corporate operations	45,954	2,011
Total	$16,224,259	$8,821,306
Income (loss) before income taxes:
Life and annuity insurance operations	$8,238,255	$736,035
Premium finance operations	(212,706)	(340,395)
Corporate operations	(535,278)	(510,830)
Total	$7,490,271	$(115,190)
Depreciation and amortization expense:
Life and annuity insurance operations	$650,350	$792,490
Premium finance operations	3,708	7,363
Corporate operations	12,111	4,729
Total	$666,169	$804,582

	December 31,
	2011	2010
Assets:
Life and annuity insurance operations	$137,931,960	$55,436,841
Premium finance operations	1,864,370	3,247,530
Corporate operations	4,951,325	2,904,490
Total	$144,747,655	$61,588,861

13.       Comprehensive Income

The components of comprehensive income, net of related federal income taxes and adjustments to deferred acquisition costs, for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended December 31,
	2011	2010
Net income	$7,359,993	$91,336
Total net unrealized gains (losses) arising during the period	(2,211)	597,626
Less: Net realized investment gains	606,935	159,300
Net unrealized gains (losses)	(609,146)	438,326
Total comprehensive income (loss)	$6,750,847	$529,662

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

14.       Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation currently insures all non-interest bearings accounts.  Other funds are invested in mutual funds that invest in U.S. government securities.  Uninsured balances aggregate $4,150,280 as of December 31, 2011.  The Company has not experienced any losses in such accounts.   The company has lottery prize receivables due from the states of New York, Massachusetts, California and Illinois in the amounts of $4,312,142; $2,131,982; $1,004,025 and $661,767, respectively.

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

17.       Subsequent Event

On July 26, 2011, the Company signed a definitive agreement to acquire Doctors Life Insurance Company, domiciled in California, with assets of approximately $22 million and licensed in California, Arizona, Hawaii, Montana, Nevada, Texas and Wyoming.  The purchase price would have been $4,500,000, subject to adjustment based upon required statutory capital and surplus.  In first quarter 2012, the stock purchase agreement was terminated since the closing was not going to take place.

18.       Acquisition of Family Benefit Life Insurance Company

On December 28, 2011, the Company, through its primary insurance subsidiary, TLIC, completed the Tender Offer of Family Benefit Life by paying Family Benefit Life shareholders promptly for all the issued and outstanding common shares that satisfied the terms of the offer through the expiration of the extended Tender Offer on December 21, 2011.

During the Tender Offer, TLIC accepted tenders of 869,669 shares meeting the minimum condition requirements during the original and subsequent offers which expired on December 9, 2011 and December 21, 2011, respectively, and promptly paid for the shares tendered.  The shares tendered represented 98.1% of the issued and outstanding shares not owned by TLIC.  Prior to October 20, 2011, TLIC purchased 401,381 Family Benefit Life common shares.  These purchases brought the aggregate shares held by TLIC to 1,271,050 shares, or 98.7% of the 1,287,640 shares issued and outstanding.  TLIC acquired the remaining 16,590 issued and outstanding shares of Family Benefit Life by initiating and completing a merger under the corporation laws of the state of Missouri.  TLIC paid an aggregate of $13,855,129 for the acquisition of 100% of the issued and outstanding shares of Family Benefit Life.

The net fair value of the Family Benefit Life assets acquired is included in the consolidated statement of financial position as of December 31, 2011.  The results of operations of Family Benefit Life are not included in the consolidated statement of operations for the year ended December 31, 2011 due to the late 2011 acquisition date.  The Company acquired Family Benefit Life to expand its insurance operations in additional states.

18.       Acquisition of Family Benefit Life Insurance Company (continued)

The acquisition of Family Benefit Life is summarized as follows:

Assets acquired
Available-for-sale fixed maturity securities	$56,252,307
Available-for-sale equity securities	304,773
Mortgage loans on real estate	79,710
Investment real estate	582,560
Policy loans	1,047,378
Other invested assets	110
Cash and cash equivalents	9,103,505
Accrued investment income	775,438
Recoverable from reinsurers	120,068
Agents' balances and due premiums	16,476
Value of insurance business acquired	5,627,662
Other assets	10,336
Total assets acquired	73,920,323
Liabilities assumed
Policyholders' account balances	$36,746,133
Future policy benefits	13,502,833
Policy claims	166,593
Premims paid in advance	12,214
Deferred federal income taxes	2,188,650
Current federal taxes payable	36,720
Other liabilities	496,572
Total liabilities assumed	53,149,715
Fair value of net assets acquired	$20,770,608
Cash paid as purchase consideration	$(13,855,129)
Gain from acquisition of Family Benefit Life	$6,915,479

18.       Acquisition of Family Benefit Life Insurance Company (continued)

The following unaudited pro forma financial information has been prepared to present the results of operations of the Company assuming the acquisition of Family Benefit Life had occurred at the beginning of the years ended December 31, 2011 and 2010.  This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future.

Pro forma adjustments consist of the following: reduction in revenue due to the amortization of current market value adjustments over the life of the investments, reduction in deferred acquisition costs due to the business acquired, amortization of the value of insurance business acquired and deferred tax impact of these pro forma adjustments..

The unaudited pro forma financial information for the years ended December 31, 2011 and 2010 is summarized as follows:

	Historical
	First Trinity	Family Benefit Life	Pro Forma Adjustments	Pro Forma Combined
Year ended December 31, 2011
Revenues	$9,308,780	$5,302,880	$(150,000)	$14,461,660
Net income	$444,514	$1,192,250	$(256,000)	$1,380,764
Net income per common share basic and diluted	$0.06			$0.19
Year ended December 31, 2010
Revenues	$8,821,306	$4,688,631	$(140,000)	$13,369,937
Net income	$91,336	$980,520	$(236,000)	$835,856
Net income per common share basic and diluted	$0.01			$0.13

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION

Date March 30, 2012	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date	March 30, 2012
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date	March 30, 2012
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Scott J. Engebritson	Date	March 30, 2012
Scott J. Engebritson,
Vice Chairman of the Board and Director

By	/s/ H. Bryan Chrisman	Date	March 30, 2012
H. Bryan Chrisman, Director

By	/s/ Bill H. Hill	Date	March 30, 2012
Bill H. Hill, Director

By	/s/ Will W. Klein	Date	March 30, 2012
Will W. Klein, Director

By	/s/ Charles W, Owens	Date	March 30, 2012
Charles W. Owens, Director

By	/s/ George E. Peintner	Date	March 30, 2012
George E, Peintner, Director

By	/s/ G. Wayne Pettigrew	Date	March 30, 2012
G. Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date	March 30, 2012
Gary L.Sherrer, Director

By	/s/ Shannon B. Young	Date	March 30, 2012
Shannon B. Young, Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

5.2	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 2011.

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

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

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

10.13	Amendment to Employment Agreement of William S. Lay dated April 23, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 28, 2010.

10.14	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.15
Second Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated June 16, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8+K filed June 22, 2010.

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

21.1*	Subsidiaries of First Trinity Financial Corporation.

21.2	Letter to Jeffrey Reidler, Division of Corporate Finance, United States Securities and Exchange Commission.

23.1	Consent of Cooper & Newsome PLLP (included as part of its opinion), incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

23.2	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.2 of the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 filed May 17, 2010.

23.3
Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., (included as part of its opinion), incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 2011.

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 filed March 31, 2011.

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

23.6*	Consent of Kerber, Eck and Braeckel, LLP, (included as part of its opinion filed as Exhibit 23.6 hereto).

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.4
Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008.

99.5	First Life America Corporation unaudited financial statements for the period ending September, 30, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, , incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 26, 2009.

99.10	Subscription Agreement, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

99.11	Subscription Escrow Agreement, as amended on March 31, 2011, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

99.12
Form A Application Missouri Statement Regarding the Acquisition of Control or Merger of Domestic Insurer Family Benefit Life Insurance Company on August 25, 2011, incorporated by reference to the Company’s Form 8-K filed on August 31, 2011.

99.13
Form A Approval Missouri Statement Regarding the Acquisition of Control or Merger of Domestic Insurer Family Benefit Life Insurance Company on October 14, 2011, incorporated by reference to the Company’s Form 8-K filed on October 19, 2011.

99.14	Completion of acquisition of Family Benefit Life Insurance Company, incorporated by reference to Exhibit 99.18 to the Company’s Current Report on Form 8-K filed December 28, 2011.

99.15	Family Benefit Life Insurance Company audited financial statements for the years ended December 31, 2010 and 2011, incorporated by reference to the Company’s Form 8-K/A filed on March 9, 2012.

99.16
Unaudited Pro forma financial statements for the acquisition of Family Benefit Life Insurance Company as of and for the year ended December 31, 2011, incorporated by reference to the Company’s Form 8-K/A filed on March 9, 2012.

* Filed herewith

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