Form 10-Q
period 2012-03-31
First Trinity Financial CORP
filed 2012-05-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of May 12, 2012:  7,944,532 shares

FIRST TRINITY FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS
Page Number

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I  – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $87,489,526 and $78,128,103 as of March 31, 2012 and December 31, 2011, respectively)	$90,936,864	$81,051,207
Available-for-sale equity securities at fair value (cost: $1,251,506 and $750,941 as of March 31, 2012 and December 31, 2011, respectively)	1,483,717	898,893
Mortgage loans on real estate	3,678,945	1,985,394
Investment real estate	3,426,294	3,466,581
Policy loans	1,480,128	1,472,666
Other long-term investments	13,759,318	9,875,675
Total investments	114,765,266	98,750,416
Cash and cash equivalents	21,208,897	27,705,711
Accrued investment income	1,276,314	1,122,574
Recoverable from reinsurers	1,164,077	1,132,121
Agents' balances and due premiums	380,611	381,901
Loans from premium financing, net	827,370	1,022,416
Deferred policy acquisition costs	5,949,478	5,251,999
Value of insurance business acquired	7,804,814	7,912,469
Property and equipment, net	157,008	170,843
Other assets	1,466,910	1,297,205
Total assets	$155,000,745	$144,747,655
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$90,786,259	$81,730,322
Future policy benefits	29,588,570	28,977,186
Policy claims	473,518	515,522
Premiums paid in advance	81,231	46,613
Total policy liabilities	120,929,578	111,269,643
Deferred federal income taxes	2,714,520	2,622,711
Other liabilities	920,157	2,457,188
Total liabilities	124,564,255	116,349,542
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, 7,932,441 and 6,798,535 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively, and 7,605 and 566,404 subscribed as of March 31, 2012 and December 31, 2011, respectively	79,400	73,649
Additional paid-in capital	28,171,882	24,086,146
Accumulated other comprehensive income	3,160,862	2,696,224
Accumulated earnings (deficit)	(975,654)	1,542,094
Total shareholders' equity	30,436,490	28,398,113
Total liabilities and shareholders' equity	$155,000,745	$144,747,655

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Premiums	$2,056,139	$1,586,641
Income from premium financing	29,531	43,697
Net investment income	1,472,495	584,796
Net realized investment gains	68,540	1,750
Other income	25,305	2,631
Total revenues	3,652,010	2,219,515
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	608,641	480,575
Death benefits	659,706	418,094
Surrenders	129,447	71,364
Interest credited to policyholders	786,632	342,686
Dividend and accumulation benefits	97,203	-
Total benefits and claims	2,281,629	1,312,719
Policy acquisition costs deferred	(947,411)	(552,385)
Amortization of deferred policy acquisition costs	242,957	137,716
Amortization of value of insurance business acquired	107,655	61,285
Commissions	795,913	478,003
Other underwriting, insurance and acquisition expenses	844,810	714,330
Total benefits, claims and expenses	3,325,553	2,151,668
Income before total federal income tax expense	326,457	67,847
Current federal income tax expense	54,280	3,663
Deferred federal income tax expense (benefit)	(45,075)	45,955
Total federal income tax expense	9,205	49,618
Net income	$317,252	$18,229
Net income per common share basic and diluted	$0.04	$0.00

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$317,252	$18,229
Other comprehensive income (loss)
Total net unrealized gains arising during the period	677,033	17,015
Less: Net realized investment gains	68,540	1,750
Net unrealized gains	608,493	15,265
Adjustment to deferred acquisition costs	(6,975)	(2,510)
Other comprehensive income before tax expense	601,518	12,755
Income tax expense	136,880	21,208
Total other comprehensive income (loss)	464,638	(8,453)
Total comprehensive income	$781,890	$9,776

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2011	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090	-	(2,428,328)	-
Subscriptions of common stock	2,348	1,491,550	-	-	1,493,898
Comprehensive income:
Net income	-	-	-	18,229	18,229
Other comprehensive loss	-	-	(8,453)	-	(8,453)
Balance as of March 31, 2011	$68,119	$20,594,255	$3,296,917	$(5,799,670)	$18,159,621

Balance as of January 1, 2012	$73,649	$24,086,146	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,780	2,831,220	-	(2,835,000)	-
Subscriptions of common stock	1,971	1,254,516	-	-	1,256,487
Comprehensive income:
Net income	-	-	-	317,252	317,252
Other comprehensive income	-	-	464,638	-	464,638
Balance as of March 31, 2012	$79,400	$28,171,882	$3,160,862	$(975,654)	$30,436,490

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$317,252	$18,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	52,056	29,175
Accretion of discount on investments	(233,047)	(214,155)
Realized investment gains	(68,540)	(1,750)
Gain on sale of fixed asset	(2,934)	-
Amortization of policy acquisition cost	242,957	137,716
Policy acquisition cost deferred	(947,411)	(552,385)
Amortization of value of insurance business acquired	107,655	61,285
Provision for deferred federal income tax	(45,075)	45,955
Interest credited on policyholder deposits	788,130	345,792
Change in assets and liabilities
Accrued investment income	(153,740)	(11,244)
Policy loans	(7,462)	(24,341)
Allowance for loan losses	(7,484)	-
Recoverable from reinsurers	(31,956)	(41,303)
Agents' balances and due premiums	1,290	(80,182)
Other assets	(169,705)	(3,530)
Future policy benefits	611,384	497,720
Policy claims	(42,004)	(1,581)
Premiums paid in advance	34,618	31,933
Other liabilities	(132,289)	(169,336)
Net cash provided by operating activities	313,695	67,998

Investing activities
Purchase of fixed maturity securities	(11,490,292)	(100,000)
Maturities of fixed maturity securities	859,481	500,000
Sales of fixed maturity securities	1,351,559	30,113
Purchase of equity securities	(500,565)	-
Purchase of mortgage loans	(1,715,776)	(412,500)
Payments on mortgage loans	22,225	35,174
Purchase of other long-term investments	(4,353,500)	-
Payments on other long-term investments	689,277	555,076
Maturity of certificate of deposit	-	102,273
Loans made for premiums financed	(361,741)	(600,277)
Loans repaid for premiums financed	564,271	770,902
Sales of furniture and equipment	5,000	-
Purchases of furniture and equipment	-	(118,729)
Net cash provided by (used by) investing activities	(14,930,061)	762,032

Financing activities
Policyholder account deposits	8,065,887	2,148,291
Policyholder account withdrawals	(1,202,822)	(349,164)
Proceeds from public stock offering	1,256,487	1,493,898
Net cash provided by financing activities	8,119,552	3,293,025

Increase (decrease) in cash	(6,496,814)	4,123,055

Cash and cash equivalents, beginning of period	27,705,711	12,985,278
Cash and cash equivalents, end of period	$21,208,897	$17,108,333

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
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

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  As of March 31, 2012, the Company had received gross proceeds of $10,747,245 from the subscription of 1,432,966 shares of its common stock in this offering and incurred $1,623,843 in offering costs.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  All these shares were sold as of February 17, 2012 and the Company has now received $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions.  All these over subscription shares were sold as of April 30, 2012 and the Company has now received $850,000 after reduction for offering expenses and sales commissions.

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

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.

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
March 31, 2012
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period or for any other future year.

Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2011.

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

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders will receive a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2012.  Fractional shares were rounded to the nearest whole number of shares.  Approximately 378,000 shares were issued in connection with the stock dividend that resulted in accumulated deficit being charged by approximately $2,835,000 with an offsetting credit of approximately $2,835,000 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2012 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011.

The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.

The Company’s adoption of the updated guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.	Organization and Significant Accounting Policies (continued)

The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

2.	Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2012 and December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government	$1,398,955	$45,126	$510	$1,443,571
Residential mortgage-backed securities	130,467	82,028	-	212,495
Corporate bonds	84,117,909	3,723,955	564,843	87,277,021
Foreign bonds	1,842,195	193,123	31,541	2,003,777
Total fixed maturity securities	87,489,526	4,044,232	596,894	90,936,864

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	651,381	42,778	4,302	689,857
Corporate preferred stock	247,960	21,880	-	269,840
Corporate common stock	352,165	171,855	-	524,020
Total equity securities	1,251,506	236,513	4,302	1,483,717
Total fixed maturity and equity securities	$88,741,032	$4,280,745	$601,196	$92,420,581

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government	$2,762,683	$46,489	$-	$2,809,172
Residential mortgage-backed securities	135,538	67,443	-	202,981
Corporate bonds	73,083,134	2,708,377	39,646	75,751,865
Foreign bonds	2,146,748	185,566	45,125	2,287,189
Total fixed maturity securities	78,128,103	3,007,875	84,771	81,051,207

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	150,815	32,707	-	183,522
Corporate preferred stock	247,960	-	-	247,960
Corporate common stock	352,166	115,245	-	467,411
Total equity securities	750,941	147,952	-	898,893
Total fixed maturity and equity securities	$78,879,044	$3,155,827	$84,771	$81,950,100

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

2.	Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2012 and December 31, 2011 are summarized as follows:

March 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$28,438,018	$564,843	162
U. S. Government	221,712	510	1
Foreign bonds	770,884	31,541	3
Total fixed maturity securities	$29,430,614	$596,894	166
Equity securities
Less than 12 months
Mutual funds	$494,318	$4,302	1

December 31, 2011	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$922,288	$39,646	5
Foreign bonds	965,011	45,125	4
Total fixed maturity securities	$1,887,299	$84,771	9

As of March 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 92%.  As of December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 90%.  Fixed maturity securities were 90% and 88% investment grade as rated by Standard & Poor’s as of March 31, 2012 and December 31, 2011, respectively.  There were no equity securities in an unrealized loss position as of December 31, 2011.

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
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

2.	Investments (continued)

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

Based on our review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2012 and year ended December 31, 2011.

Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011

Unrealized appreciation on available-for-sale securities	$3,679,549	$3,071,056
Adjustment to deferred acquisition costs	(32,571)	(25,596)
Deferred income taxes	(486,116)	(349,236)

Net unrealized appreciation on available-for-sale securities	$3,160,862	$2,696,224

The amortized cost and fair value of fixed maturity available-for-sale securities as of March 31, 2012, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,351,873	$2,435,158
Due in one year through five years	25,034,394	26,274,872
Due after five years through ten years	47,997,574	49,703,322
Due after ten years	11,975,218	12,311,017
Due at multiple maturity dates	130,467	212,495
	$87,489,526	$90,936,864

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

2.	Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity available-for-sale securities for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	Fixed Maturity Securities
	2012	2011
Proceeds	$2,211,040	$530,113
Gross realized gains	68,540	1,750
Gross realized losses	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2012 and 2011 and the amount of realized investment gains (losses) on fixed maturity for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$524,234	$35,950
Equity securities	84,259	(20,685)
Other realized investment gains:
Available-for-sale securities:
Fixed maturity securities	68,540	1,750

Major categories of net investment income for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011

Fixed maturity securities	$1,421,077	$584,873
Equity securities	12,561	4,093
Mortgage loans	38,321	27,752
Real estate	93,475	84,338
Policy loans	24,993	7,230
Short-term and other investments	9,045	9,222
Gross investment income	1,599,472	717,508

Investment expenses	(126,977)	(132,712)
Net investment income	$1,472,495	$584,796

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

2.	Investments (continued)

Included in invested assets are securities and other assets having amortized cost values of $2,679,755 and $2,671,077 as of March 31, 2012 and December 31, 2011, respectively, which have been placed on deposit with various state insurance departments.

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
March 31, 2012
(Unaudited)

3.	Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured and carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 is summarized as follows:

Financial Instruments Measured and Carried at Fair Value

March 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$1,443,571	$-	$1,443,571
Residential mortgage-backed securities	-	212,495	-	212,495
Corporate bonds	-	87,277,021	-	87,277,021
Foreign bonds	-	2,003,777	-	2,003,777
Total fixed maturity securities	$-	$90,936,864	$-	$90,936,864

Equity securities, available-for-sale
Mutual funds	$600,549	$89,308	$-	$689,857
Corporate preferred stock	-	269,840	$-	269,840
Corporate common stock	446,520	-	77,500	524,020
Total equity securities	$1,047,069	$359,148	$77,500	$1,483,717

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,809,172	$-	$2,809,172
Residential mortgage-backed securities	-	202,981	-	202,981
Corporate bonds	-	75,751,865	-	75,751,865
Foreign bonds	-	2,287,189	-	2,287,189
Total fixed maturity securities	$-	$81,051,207	$-	$81,051,207

Equity securities, available-for-sale
Mutual funds	$-	$183,522	$-	$183,522
Corporate preferred stock	-	247,960	$-	247,960
Corporate common stock	389,911	-	77,500	467,411
Total equity securities	$389,911	$431,482	$77,500	$898,893

At March 31, 2012, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

3.	Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and equity securities available-for-sale are primarily based on prices supplied by its third party investment service.  The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include obligations of U.S. government agencies, mortgage-backed securities, corporate bonds and foreign bonds.

The Company’s equity securities are included in Level 1 except for mutual funds and the preferred stock included in Level 2 and the private placement common stocks are included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds and preferred stock is appropriate since they are not actively traded as of March 31, 2012.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The Company uses various financial instruments in the normal course of its business.  The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)
3.	Fair Value Measurements (continued)

The carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value

	March 31, 2012
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,842,621	$1,886,222	$-	$-	$1,886,222
Residential	1,836,324	1,879,776	-	-	1,879,776
Policy loans	1,480,128	1,480,128	-	-	1,480,128
Other long-term investments	13,759,318	15,382,874	-	-	15,382,874
Cash and cash equivalents	21,208,897	21,208,897	21,208,897	-	-
Accrued investment income	1,276,314	1,276,314	-	-	1,276,314
Loans from premium financing	827,370	827,370	-	-	827,370
Total financial assets	$42,230,972	$43,941,581	$21,208,897	$-	$22,732,684
Financial liabilities
Policyholders' account balances	$90,786,259	$86,955,470	$-	$-	$86,955,470
Policy claims	473,518	473,518	-	-	473,518
Total financial liabilities	$91,259,777	$87,428,988	$-	$-	$87,428,988
	December 31, 2011
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,856,160	$1,934,303	$-	$-	$1,934,303
Residential	129,234	131,319	-	-	131,319
Policy loans	1,472,666	1,472,666	-	-	1,472,666
Other long-term investments	9,875,675	11,610,716	-	-	11,610,716
Cash and cash equivalents	27,705,711	27,705,711	27,705,711	-	-
Accrued investment income	1,122,574	1,122,574	-	-	1,122,574
Loans from premium financing	1,022,416	1,022,416			1,022,416
Total financial assets	$43,184,436	$44,999,705	$27,705,711	$-	$17,293,994
Financial liabilities
Policyholders' account balances	$81,730,322	$80,609,804	$-	$-	$80,609,804
Policy claims	515,522	515,522	-	-	515,522
Total financial liabilities	$82,245,844	$81,125,326	$-	$-	$81,125,326

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

3.	Fair Value Measurements (continued)

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

The following methods and assumptions were used in estimating the “fair value” disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage Loans on Real Estate

The fair values for commercial and residential mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of the period.

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach.  Projected cash flows are discounted using applicable rates.

Cash and Cash Equivalents, Policy loans and Accrued Investment Income

The carrying value of these financial instruments approximates their fair values.

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $221,520 and $229,004 as of March 31, 2012 and December 31, 2011, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

4.	Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments as of and for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Life and annuity insurance operations	$3,583,603	$2,170,995
Premium finance operations	47,056	44,014
Corporate operations	21,351	4,506
Total	$3,652,010	$2,219,515
Income (loss) before income taxes:
Life and annuity insurance operations	$499,383	$252,374
Premium finance operations	(12,755)	(53,569)
Corporate operations	(160,171)	(130,958)
Total	$326,457	$67,847
Depreciation and amortization expense:
Life and annuity insurance operations	$397,478	$222,834
Premium finance operations	927	927
Corporate operations	4,263	4,415
Total	$402,668	$228,176

	March 31, 2012	December 31, 2011
Assets:
Life and annuity insurance operations	$147,126,287	$137,931,960
Premium finance operations	1,846,701	1,864,370
Corporate operations	6,027,757	4,951,325
Total	$155,000,745	$144,747,655

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

5.	Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three months ended March 31, 2012 and 2011 is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Allowance at beginning of period	$229,004	$443,071
Additions (reductions) charged to operations	(7,484)	-
Allowance at end of period	$221,520	$443,071

6.	Federal Income Taxes

The provision for federal income taxes is based on the liability method of accounting for income taxes.  Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.  A valuation allowance has been established due to the uncertainty of certain loss carryforwards.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2008 through 2011 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

Recent Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business.  In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation, included in the life insurance segment, for $2,500,000 and had additional acquisition related expenses of $195,000.  In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of Family Benefit Life Insurance Company, also included in the life insurance segment, for $13,855,129.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, loans from premium financing, allowance for loans losses from premium financing, value of insurance business acquired, policy liabilities, regulatory requirements, contingencies and litigation.  We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources— Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities and equity securities, deferred policy acquisition costs, loans from premium financing, value of insurance business acquired, future policy benefits and federal income taxes.  Except as discussed below, there have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2011.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011.

The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.

The Company’s adoption of the updated guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test.

The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011 for additional information regarding segment data.

Results of Operations

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Total consolidated revenues increased 64.5% from $2,219,515 for the three months ended March 31, 2011 to $3,652,010 for the three months ended March 31, 2012, an increase of $1,432,495.  $1,107,997 of this first quarter 2012 increase relates to the contribution to revenues from Family Benefit Life that was acquired on December 28, 2011.

Premiums

Premiums increased 29.6% from $1,586,641 for the three months ended March 31, 2011 to $2,056,139 for the three months ended March 31, 2012, an increase of $469,498.  The first quarter 2012 increase was due to the following:

•	$326,938 increase due to the premiums generated by Family Benefit Life, acquired on December 28, 2012.

•	$161,203 increase in final expense renewal premiums.

•
$11,602 increase in whole life and term first year premiums.  The captive agents have been focused on the public stock offering that began on June 29, 2010.  This offering will end in second quarter 2012 at which time these agents will focus on production of whole life and term products.  Therefore, premiums from these products should increase during the remainder of 2012.

•	$8,251 increase in final expense first year premiums.

•
$38,496 decrease in renewal premiums of whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010 and not on life insurance production.

Income from Premium Financing

Income from premium financing decreased 32.4% from $43,697 for the three months ended March 31, 2011 to $29,531 for the three months ended March 31, 2012, a decrease of $14,166.  The income from premium financing has steadily decreased during the past two years.  Premium financing operations are almost entirely based on the production of loan agreements with Oklahoma agents since we are no longer actively issuing loans in Louisiana and Mississippi and have no production in Alabama and Arkansas.  The Company continues to evaluate premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

Net Investment Income

Net investment income increased 151.8% from $584,796 for the three months ended March 31, 2011 to $1,472,495 for the three months ended March 31, 2012, an increase of $887,699. $779,113 of this first quarter 2012 increase relates to the contribution to net investment income from Family Benefit Life that was acquired on December 28, 2011.

Gross investment income increased 122.9% from $717,508 for the three months ended March 31, 2011 to $1,599,472 for the three months ended March 31, 2012, an increase of $881,964.  $804,113 of this first quarter 2012 increase relates to the contribution to gross net investment income from Family Benefit Life that was acquired on December 28, 2011.  In addition, the Company is investing its excess cash resulting in a $77,851 increase in gross investment income.  However, it continues to be difficult to locate adequate yield in investment grade securities.

Investment expenses decreased 4.3% from $132,712 for the three months ended March 31, 2011 to $126,977 for the three months ended March 31, 2012, a decrease of $5,735.  The investment expenses of Family Benefit Life, acquired on December 28, 2012, were $25,000.  The remaining decrease in expenses of $30,735 are primarily attributed to the net impact of the following changes: $54,000 decrease in investment advisory management services and a $2,000 decrease in real estate taxes that exceeded a $23,000 increase in depreciation of the real estate held for investment due to the change on April 1, 2011 of the useful life of the building from 39 year to 19 years.

Net Realized Investment Gains

Net realized investment gains were $68,540 and $1,750 for the three months ended March 31, 2012 and 2011, respectively, an increased net realized investment gain of $66,790.  Family Benefit Life, acquired on December 28, 2012, had no realized investment gains or losses during the three months ended March 31, 2012.  The increased net realized investment gains are primarily due to sales of fixed maturity available-for-sale securities during first quarter 2012.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $68,540 for the three months ended March 31, 2012 resulted from proceeds of $2,211,040 on fixed maturity securities available-for-sale having a carrying value of $2,142,500 at the 2012 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $1,750 for the three months ended March 31, 2011 resulted from proceeds of $530,113 on fixed maturity securities available-for-sale having a carrying value of $528,363 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the three months ended March 31, 2012 and 2011.

We have recorded no other-than-temporary impairments in 2012 and 2011.

As of March 31, 2012, we held 166 fixed maturity securities available-for-sale with an unrealized loss of $596,894, fair value of $29,430,614 and amortized cost of $30,027,508.  All of these fixed maturity securities available-for-sale had a fair value to cost ratio equal to or greater than 92%.  Of those March 31, 2012 losses, 125 of the fixed maturity securities available-for-sale belonged to Family Benefit Life, acquired on December 28, 2011, and had an unrealized loss of $399,985, fair value of $21,022,374 and amortized cost of $21,422,359.

As of December 31, 2011, we held nine fixed maturity securities available-for-sale with an unrealized loss of $84,771, fair value of $1,887,299 and amortized cost of $1,972,070.  All of these fixed maturity securities available-for-sale had a fair value to cost ratio equal to or greater than 90%.

Other Income

Other income was $25,305 and $2,631 for the three months ended March 31, 2012 and 2011, an increase of $22,674.  The first quarter 2012 increase is primarily due to the recovery in lawsuits of $17,481 of loans from premium financing previously written off, a $2,934 gain on sale of furniture and a $2,259 increase in service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Total consolidated benefits, claims and expenses increased 54.6% from $2,151,668 for the three months ended March 31, 2011 to $3,325,553 for the three months ended March 31, 2012, an increase of $1,173,885.  $708,009 of this first quarter 2012 increase relates to the benefits, claims and expenses from Family Benefit Life that was acquired on December 28, 2011.

Benefits and Claims

Benefits and claims increased 73.8% from $1,312,719 for the three months ended March 31, 2011 to $2,281,629 for the three months ended March 31, 2012, an increase of $968,910.  $563,169 of this first quarter 2012 increase relates to benefits and claims from Family Benefit Life that was acquired on December 28, 2011.

The increase in benefits and claims is primarily due to the following:

•
$443,946 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).  $300,965 of this 2012 increase relates to interest credited to policyholders from Family Benefit Life that was acquired on December 28, 2011.

•
$241,612 increase in death benefits primarily due to an increase in the number of claims incurred, increase in the average claim amount and an increase in the amount and number of claims in course of settlement. $134,518 of this 2012 increase relates to death benefits from Family Benefit Life that was acquired on December 28, 2011.

•	$128,066 increase in the change in future policy benefits. There was a $36,252 decrease in the change in future policy benefits for Family Benefit Life, acquired on December 28, 2011.

•	Family Benefit Life, acquired on December 28, 2011, paid $97,203 of dividend and accumulation benefits during the three months ended March 31, 2012.

•
$58,083 increase in surrenders.  $66,735 of this 2012 increase relates to surrenders from Family Benefit Life that was acquired on December 28, 2011.  The Company’s historic operations experienced an $8,652 decrease in surrenders reflecting improved persistency.

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

For the three months ended March 31, 2012 and 2011, capitalized costs were $947,411 and $552,385, respectively.  Amortization of deferred policy acquisition costs for the three months ended March 31, 2012 and 2011 were $242,957 and $137,716, respectively.  Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its first quarter 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and is in the process of filing new products for state approval that should begin being marketed during the second half of 2012.

The $395,026 increase in the acquisition costs deferred primarily relates to increased new business production of annuity contracts.

The $105,241 increase in the amortization of deferred acquisition costs primarily reflects the increased annuity lapses after the surrender charge period and the first year return of annuity considerations inherent in the annuity contracts.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $107,655 and $61,285 for the three months ended March 31, 2012 and 2011, respectively.  The increase in the first quarter 2012 amortization of value of insurance business acquired relates to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Commissions increased 66.5% from $478,003 for the three months ended March 31, 2011 to $795,913 for the three months ended March 31, 2012, an increase of $317,910.  The increase is primarily due to:

•	$266,465 increase in annuity first year, single and renewal commissions that correspond to the $7,322,338 of increased first quarter 2012 annuity considerations deposited.

•	$18,623 increase in final expense renewal commissions that corresponds to the $161,203 increase in final expense renewal year premiums.

•	$14,240 increase in final expense first year commissions that corresponds to the $8,251 increase in final expense first year premiums.

•
$11,871 increase in first year whole life and term commissions that corresponds to the $11,602 increase in other first year premiums.  The captive agents have been focused on the public stock offering that began on June 29, 2010.  This offering will end in second quarter 2012 at which time these agents will focus on production of whole life and term products. Therefore, commissions from these products should increase during the remainder of 2012.

•
$10,524 commissions from Family Benefit Life, acquired on December 28, 2011, for the three months ended March 31, 2012 that corresponds to $326,938 of Family Benefit Life premiums and $263,452 of annuity considerations deposited.

•	$3,813 decrease in renewal whole life and term commissions that corresponds to a $38,496 decrease in renewal whole life and term premiums.

Other Underwriting, Insurance and Acquisition Expenses

Other underwriting, insurance and acquisition expenses increased 18.3% from $714,330 for the three months ended March 31, 2011 to $844,810 for the three months ended March 31, 2012, an increase of $130,480.  The increase is primarily due to:

•	$228,039 of Family Benefit Life’s other underwriting, insurance and acquisition expenses for the three months ended March 31, 2012.

•	$150,000 decrease in other underwriting, insurance and acquisition expenses related to an estimated reduction in 2011 bonuses to be paid during 2012.

•
$22,000 increase in professional fees primarily related to engagement of actuaries, lawyers and other professionals to assist with due diligence and other acquisition activities and stock dividend fees.

•	$19,000 increase in agency costs due to re-training of our captive agents on life insurance production as they complete the public stock offering and return to insurance marketing.

•	$17,000 increase in salaries and wages primarily due to increased 2012 staffing levels.

•
$11,000 increase in third party administration fees related to an increase in services provided, increased number of policies administered and increased underwriting and new business services related to increased final expense production.

•	$16,000 decrease in insurance examination fees due to completion of the triennial examination in 2011.

•
$10,000 decrease in loan losses and other operating expenses in the premium finance operations due to the decline in production of new loans and our focus on business in Oklahoma and with profitable agencies.

•	$9,000 increase in other underwriting, insurance and acquisition expenses.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code and must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.  For the three months ended March 31, 2012 and 2011, deferred income tax expense (benefit) was ($45,075) and $45,955, respectively.  Current income taxes were $54,280 and $3,663 for the three months ended March 31, 2012 and 2011, respectively.

Net Income  and Net Income) Per Common Share Basic and Diluted

Net income was $317,252 and $18,229 for the three months ended March 31, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2012 and 2011 were 7,843,665 and 7,016,344, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 10, 2011 and January 11, 2012 and payable to holders of shares of the Company as of March 10, 2011 and March 10, 2012.

The Company issued 323,777 shares in connection with the 2011 stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  This was a non-cash investing and financing activity.  Approximately 378,000 shares were issued in connection with the 2012 stock dividend that resulted in accumulated deficit being charged by approximately $2,835,000 with an offsetting credit of approximately $2,835,000 to common stock and additional paid-in capital.  This was also a non-cash investing and financing activity.

Business Segments

Life and Annuity Insurance Operations

Revenues from Life and Annuity Insurance Operations increased 65.1% from $2,170,995 for three months ended March 31, 2011 to $3,583,603 for the three months ended March 31, 2012, an increase of $1,412,608.  This increase in first quarter 2012 revenues primarily relates to the acquisition of Family Benefit Life on December 28, 2011, that contributed $1,107,997 to first quarter 2012 revenues.  The remaining increase was due to a $143,000 increase in premiums, $95,000 increase in net investment income and $67,000 increase in net realized investment gains.

The income before total federal income taxes from Life and Annuity Insurance Operations was $499,383 and $252,374, respectively, for the three months ended March 31, 2012 and 2011.  The $247,009 increased first quarter 2012 profitability is primarily due to $399,987 of income before federal income taxes from the first quarter 2012 operations of Family Benefit Life, acquired on December 28, 2011, less a $107,094 increase in TLIC death claims.

Premium Finance Operations

Revenues from Premium Finance Operations increased 6.9% from $44,014 for the three months ended March 31, 2011 to $47,056 for the three months ended March 31, 2012, an increase of $3,042.  The increase is due to the recovery in lawsuits of $17,481 of loans from premium financing previously written off that exceeded a $14,000 decrease in production of loan agreements as management focuses on business almost exclusively with Oklahoma profitable agents.

The loss before total federal income taxes from Premium Finance Operations was $12,755 and $53,569 for the three months ended March 31, 2012 and 2011, respectively.  The $40,814 decreased first quarter loss is primarily attributable to a $23,000 reduction in legal expenses in 2012 and the recovery in lawsuits of $17,481 of loans from premium financing previously written off.

Corporate Operations

Revenues from Corporate Operations were $21,351 and $4,506 for the three months ended March 31, 2012 and 2011, respectively.  This $16,485 increase in first quarter revenues is primarily due to a $13,000 increase in net investment income and a $3,000 gain on sale of furniture.

The loss before total federal income taxes from Corporate Operations was $160,171 and $130,958 for the three months ended March 31, 2012 and 2011, respectively.  The $29,213 increased first quarter loss is primarily due to increased operating expenses related to the increased salaries, wages and benefits due to increased 2012 staffing levels and increased utilization of consultants assisting with due diligence and other acquisition activities.

Consolidated Financial Condition

As of March 31, 2012, our available-for-sale fixed maturity securities had a fair value of $90,936,864 and amortized cost of $87,489,526 compared to a fair value of $81,051,207 and an amortized cost of $78,128,103 as of December 31, 2011.  The increase is primarily due to purchases of $11,500,000 in excess of sales and maturities of $2,200,000 during first quarter 2012.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested in a variety of companies and U. S. Government securities.

As of March 31, 2012, our available-for-sale equity securities had a fair value of $1,483,717 compared to a fair value of $898,893 as of December 31, 2011.  The cost of available-for-sale equity securities were $1,251,506 as of March 31, 2012 and $750,941 as of December 31, 2011.  The increase is primarily due to the purchase of $501,000 of equity securities during first quarter 2012.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of March 31, 2012, we held the following additional invested assets: mortgage loans on real estate of $3,678,945; investment real estate of $3,426,294; policy loans of $1,480,128 and other long-term investments of $13,759,318.  The other long-term investments are comprised of lottery prize receivables.

As of December 31, 2011, we held the following additional invested assets: mortgage loans on real estate of $1,985,394; investment real estate of $3,466,581; policy loans of $1,472,666 and other long-term investments of $9,875,675.  The other long-term investments are comprised of lottery prize receivables.

Total investments were $114,765,266 and $98,750,416 as of March 31, 2012 and December 31, 2011, respectively.

Deferred policy acquisition costs were $5,949,478 and $5,251,999 as of March 31, 2011 and December 31, 2011, respectively.  Policy acquisition expenses related to new insurance sales were capitalized in the amount of $947,411 and $552,385 for the three months ended March 31, 2012 and 2011, respectively.  Amortization of deferred acquisition costs for the three months ended March 31, 2012 and 2011 was $242,957 and $137,716, respectively.

The value of insurance business acquired was $7,804,814 and $7,912,469 as of March 31, 2012 and December 31, 2011, respectively.  Amortization of value of insurance business acquired for the three months ended March 31, 2012 and 2011 was $107,655 and $61,285, respectively.

As of March 31, 2012 and December 31, 2011, we held loans from premium financing of $827,370 and $1,022,416, respectively. The loan balances as of March 31, 2012 and December 31, 2011, respectively, are net of unearned interest of $20,592 and $23,287 and allowance for loan losses of $221,520 and $229,004.

The progression of the Company’s loans from premium financing for the three months ended March 31, 2012 and year ended December 31, 2011 is summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance, beginning of year	$1,274,707	$1,622,567
Loans financed	331,516	2,341,126
Unearned interest	22,286	136,189
Capitalized fees and interest	5,244	52,155
Payment of loans and unearned interest	(564,271)	(2,877,330)
Ending loan balance including unearned interest	1,069,482	1,274,707
Unearned interest included in ending loan balances	(20,592)	(23,287)
Loan balance net of unearned interest	1,048,890	1,251,420
Less allowance for loan loss	(221,520)	(229,004)
Loan balance net of unearned interest and allowance for loan losses	$827,370	$1,022,416

As of March 31, 2012, we held the following additional assets (excluding cash and cash equivalents that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,164,077; accrued investment income of $1,276,314; agents’ balances and due premiums of $380,611; property and equipment of $157,008 and other assets of $1,466,910.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

As of December 31, 2011, we held the following additional assets (excluding cash and cash equivalents that are discussed below under “Liquidity and Capital Resources”): amounts recoverable from reinsurers of $1,132,121; accrued investment income of $1,122,574; agents’ balances and due premiums of $381,901; property and equipment of $170,843 and other assets of $1,297,205.  Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.

Total liabilities as of March 31, 2012 and December 31, 2011 were $124,564,255 and $116,349,542, respectively.

Total policy liabilities as of March 31, 2012 were $120,929,578 and were composed of policyholders’ account balances of $90,786,259; future policy benefits of $29,588,570; policy claims of $473,518 and premiums paid in advance of $81,231.

Total policy liabilities as of December 31, 2011 were $111,269,643 and were composed of policyholders’ account balances of $81,730,322; future policy benefits of $28,977,186; policy claims of $515,522 and premiums paid in advance of  $46,613.

The liability for deferred federal income taxes was $2,714,520 and $2,622,711 as of March 31, 2012 and December 31, 2011, respectively, an increase of $91,809.

Other liabilities as of March 31, 2012 and December 31, 2011 were $920,157 and $2,457,188, respectively.  Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.  The $1,537,031 decrease in other liabilities during 2012 is primarily due to a $1,400,000 decrease in deposits on pending applications and a $150,000 reduction in accrued liabilities due to an estimated decrease in 2011 bonuses expected to be paid during 2012.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through March 31, 2011, we have received $26,222,245 from the sale of our shares. Our operations have been profitable and have generated $4,287,674 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the March 31, 2012 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued 378,000 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,835,000 with an offsetting credit of $2,835,000 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,263,328 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of March 31, 2012 to $975,654.

 As of March 31, 2012, we had cash and cash equivalents totaling $21,208,897.  As of March 31, 2012, cash and cash equivalents of $10,753,857 and $4,892,580, respectively, of the total $21,208,897 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2012 without prior approval.  However, there is the capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval. There were no dividends paid or a return of capital to the parent company in 2011.

The Federal Deposit Insurance Corporation currently insures all non-interest bearing accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

During the three months ended March 31, 2012, cash and cash equivalents decreased $6,496,814.  During the three months ended March 31, 2011, cash and cash equivalents increased $4,123,055.

Our operating activities for the three months ended March 31, 2012 and 2011 provided cash of $313,695 and $67,998, respectively.  The $245,697 increase in cash provided by operations in first quarter 2012 is primarily due to increased premiums and investment income in excess of increased benefits, claims, commissions and other underwriting, insurance and acquisition expenses.

Cash used by investing activities for the three months ended March 31, 2012 was $14,930,061.  Cash provided by investing activities for the three months ended March 31, 2011 was $762,032.  The $15,692,093 of increased cash used for investing activities during first quarter 2012 was primarily related to the purchase of investments in fixed maturity securities, equity securities, mortgage loans and lottery receivables in excess of maturities, sales and repayments of our investments.

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $8,119,552 and $3,293,025, respectively.  The first quarter 2012 increase in cash provided by financing activities of $4,826,527 resulted from a net increase in policy deposits of $5,063,938 in excess of a net decrease of $237,411 in the net proceeds from the public stock offering.

Shareholders’ equity as of March 31, 2012 was $30,436,490 compared to $28,398,113 as of December 31, 2011.  The increase of $2,038,377 is due to $1,256,487 of proceeds generated from the public stock offering (gross proceeds of $1,476,030 and offering expenses of $219,543), $464,638 of other comprehensive income and $317,252 of net income.

Equity per common share outstanding and subscribed increased 4.4% to $3.83 as of March 31, 2012 compared to $3.67 per share as of December 31, 2011, based upon 7,940,046 common shares outstanding and subscribed as of March 31, 2012 and 7,733,186 outstanding common shares as of December 31, 2011.  These common shares outstanding and subscribed reflect the retrospective adjustment for the impact of the 2011 and 2012 5% stock dividends declared by the Company on January 10, 2011 and paid to holders of shares of the Company as of March 10, 2011 and declared by the Company on January 11, 2012 and paid to holders of shares on the Company as of March 10, 2012.

The liquidity requirements of our life insurance company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  There were no liquidity issues in 2012 or 2011.  Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $3,679,549 and $3,071,056 as of March 31, 2012 and December 31, 2011, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $608,493 increase in unrealized gain for the three months ended March 31, 2012 has been offset by the net realized investment gain of $68,540 due to the sale and call activity for available-for-sale fixed maturity securities during first quarter 2012.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and Family Benefit Life’s annuity business is subject to variable interest rates.  The life insurance company's life insurance policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.  We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of March 31, 2012, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 21.3% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We will use the majority of our capital provided from the public stock offerings to expand life insurance operations and acquire life insurance companies.  The operations of TLIC and Family Benefit Life may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  As of March 31, 2012, the Company had received gross proceeds of $10,747,245 from the subscription of 1,432,966 shares of its common stock in this offering and incurred $1,623,843 in offering costs.  The public offering is for 1,333,334 shares of the Company’s common stock for $7.50 per share.  All these shares were sold as of February 17, 2012 and the Company has now received $8.5 million after reduction for offering expenses and sales commissions.  The Company has registered an additional 133,334 shares of its common stock to cover over subscriptions.  All these over subscription shares were sold as of April 30, 2012 and the Company has now received $850,000 after reduction for offering expenses and sales commissions.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of March 31, 2012 will be sufficient to fund our anticipated operating expenses.

Loans outstanding from premium financing declined during 2011 and have continued to decline during 2012 as we have decreased production of premium financing contracts.  The growth of the premium finance subsidiary is uncertain and may require additional capital.  The premium financing operations have steadily decreased during the past two years.  Premium financing loan operations are almost entirely based on the production of loan agreements with Oklahoma agents since we are no longer actively issuing loans in Louisiana and Mississippi and have no production in Alabama and Arkansas.  The Company continues to evaluate premium financing operations to determine if it can continue based almost entirely on Oklahoma production.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 14, 2012	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2012	By:	Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer