Form 10-Q
period 2012-06-30
First Trinity Financial CORP
filed 2012-08-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2012

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
Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  Common stock .01 par value as of August 10, 2012: 7,835,785 shares

FIRST TRINITY FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources	23

Item 4. Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $90,524,982 and $78,128,103 as of June 30, 2012 and December 31, 2011, respectively)	$95,204,393	$81,051,207
Available-for-sale equity securities at fair value (cost: $956,966 and $750,941 as of June 30, 2012 and December 31, 2011, respectively)	1,153,656	898,893
Mortgage loans on real estate	8,542,194	1,985,394
Investment real estate	3,386,007	3,466,581
Policy loans	1,450,702	1,472,666
Other long-term investments	16,056,299	9,875,675
Total investments	125,793,251	98,750,416
Cash and cash equivalents	12,479,563	27,705,711
Accrued investment income	1,487,449	1,122,574
Recoverable from reinsurers	1,202,560	1,132,121
Agents' balances and due premiums	360,875	381,901
Loans from premium financing, net	836,124	1,022,416
Deferred policy acquisition costs	6,285,534	5,251,999
Value of insurance business acquired	7,696,803	7,912,469
Property and equipment, net	146,925	170,843
Other assets	1,844,425	1,297,205
Total assets	$158,133,509	$144,747,655
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$92,529,902	$81,730,322
Future policy benefits	30,165,202	28,977,186
Policy claims	512,185	515,522
Premiums paid in advance	62,871	46,613
Total policy liabilities	123,270,160	111,269,643
Deferred federal income taxes	2,959,087	2,622,711
Other liabilities	711,428	2,457,188
Total liabilities	126,940,675	116,349,542
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 and 6,798,535 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, and 566,404 subscribed as of December 31, 2011	79,744	73,649
Additional paid-in capital	28,362,980	24,086,146
Accumulated other comprehensive income	4,102,303	2,696,224
Accumulated earnings (deficit)	(1,352,193)	1,542,094
Total shareholders' equity	31,192,834	28,398,113
Total liabilities and shareholders' equity	$158,133,509	$144,747,655

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Premiums	$1,806,830	$1,464,737	$3,862,969	$3,051,378
Income from premium financing	29,679	29,356	76,691	73,053
Net investment income	1,266,330	574,639	2,738,825	1,159,435
Net realized investment gains	24,271	23,600	92,811	25,350
Other income	3,986	154	11,810	2,785
Total revenues	3,131,096	2,092,486	6,783,106	4,312,001
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	564,374	465,375	1,173,015	945,950
Death benefits	625,862	458,413	1,285,568	876,507
Surrenders	144,553	80,442	274,000	151,806
Interest credited to policyholders	845,504	364,665	1,632,136	707,351
Dividend and accumulation benefits	83,895	-	181,098	-
Total benefits and claims	2,264,188	1,368,895	4,545,817	2,681,614
Policy acquisition costs deferred	(478,514)	(522,513)	(1,425,925)	(1,074,898)
Amortization of deferred policy acquisition costs	141,582	50,001	384,539	187,717
Amortization of value of insurance business acquired	108,011	53,192	215,666	114,477
Commissions	494,262	531,006	1,290,175	1,009,009
Other underwriting, insurance and acquisition expenses	969,585	643,153	1,814,395	1,357,483
Total expenses	1,234,926	754,839	2,278,850	1,593,788
Total benefits, claims and expenses	3,499,114	2,123,734	6,824,667	4,275,402
Income (loss) before total federal income tax expense	(368,018)	(31,248)	(41,561)	36,599
Current federal income tax expense	12,500	-	66,780	3,663
Deferred federal income tax expense (benefit)	(10,939)	(14,289)	(56,014)	31,666
Total federal income tax expense (benefit)	1,561	(14,289)	10,766	35,329
Net income (loss)	$(369,579)	$(16,959)	$(52,327)	$1,270
Net income (loss) per common share basic and diluted	$(0.05)	$(0.00)	$(0.01)	$0.00

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(369,579)	$(16,959)	$(52,327)	$1,270
Other comprehensive income
Total net unrealized gains arising during the period	1,220,823	186,070	1,897,856	203,085
Less: Net realized investment gains	24,271	23,600	92,811	25,350
Net unrealized gains	1,196,552	162,470	1,805,045	177,735
Adjustment to deferred acquisition costs	(876)	(3,583)	(7,851)	(6,093)
Other comprehensive income before tax expense	1,195,676	158,887	1,797,194	171,642
Income tax expense	254,235	52,835	391,115	74,043
Total other comprehensive income	941,441	106,052	1,406,079	97,599
Total comprehensive income	$571,862	$89,093	$1,353,752	$98,869

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2011	$62,533	$16,677,615	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090	-	(2,428,328)	-
Subscriptions of common stock	4,705	2,977,075	-	-	2,981,780
Comprehensive income:
Net income	-	-		1,270	1,270
Other comprehensive income	-	-	97,599	-	97,599
Balance as of June 30, 2011	$70,476	$22,079,780	$3,402,969	$(5,816,629)	$19,736,596

Balance as of January 1, 2012	$73,649	$24,086,146	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,789	2,838,171	-	(2,841,960)	-
Subscriptions of common stock	2,306	1,438,663	-	-	1,440,969
Comprehensive income:
Net loss	-	-	-	(52,327)	(52,327)
Other comprehensive income	-	-	1,406,079	-	1,406,079
Balance as of June 30, 2012	$79,744	$28,362,980	$4,102,303	$(1,352,193)	$31,192,834

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$(52,327)	$1,270
Adjustments to reconcile net income (loss) to net cash provided byoperating activities:
Provision for depreciation	103,720	106,404
Accretion of discount on investments	(58,700)	(413,287)
Realized investment gains	(92,811)	(25,350)
Gain on sale of fixed asset	(2,934)	-
Loss on sale of invested real estate	-	2,150
Amortization of policy acquisition cost	384,539	187,717
Policy acquisition cost deferred	(1,425,925)	(1,074,898)
Loan origination fees deferred	(121,694)	-
Amortization of value of insurance business acquired	215,666	114,477
Provision for deferred federal income tax	(56,014)	31,666
Interest credited on policyholder deposits	1,631,087	707,351
Change in assets and liabilities:
Accrued investment income	(364,875)	(10,175)
Policy loans	21,964	(46,398)
Allowance for loan losses	(5,869)	(207,452)
Recoverable from reinsurers	(70,439)	(56,271)
Agents' balances and due premiums	21,026	(672)
Other assets	(547,220)	58,988
Future policy benefits	1,188,016	984,325
Policy claims	(3,337)	70,397
Premiums paid in advance	16,258	(2,534)
Other liabilities	(398,980)	50,986
Net cash provided by operating activities	381,151	478,694

Investing activities
Purchase of fixed maturity securities	(16,395,307)	(1,345,147)
Maturities of fixed maturity securities	1,334,554	600,000
Sales of fixed maturity securities	2,401,656	856,286
Purchase of equity securities	(502,553)	-
Sales of equity securities	299,845	-
Purchase of mortgage loans	(6,773,120)	(412,500)
Payments on mortgage loans	343,619	163,875
Sale of invested real estate	-	49,000
Purchase of other long-term investments	(6,952,500)	(889,500)
Payments on other long-term investments	1,177,958	847,301
Maturity of certificate of deposit	-	102,273
Loans made for premiums financed	(868,497)	(2,544,011)
Loans repaid for premiums financed	1,060,658	2,670,589
Sales of furniture and equipment	5,000	-
Purchases of furniture and equipment	(1,294)	(118,729)
Net cash used in investing activities	(24,869,981)	(20,563)

Financing activities
Policyholder account deposits	9,989,031	4,671,868
Policyholder account withdrawals	(2,167,318)	(891,003)
Proceeds from public stock offering	1,440,969	2,981,780
Net cash provided by financing activities	9,262,682	6,762,645

Increase (decrease) in cash	(15,226,148)	7,220,776
Cash and cash equivalents, beginning of period	27,705,711	12,985,278
Cash and cash equivalents, end of period	$12,479,563	$20,206,054

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.         Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company, Family Benefit Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.  The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.  On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The offering was completed April 30, 2012.  The Company raised $11,000,010 from this offering.

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

FTCC was incorporated in 2006, and began operations in January 2007.  FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.

The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC will not accept new premium financing contracts after June 30, 2012.  FTCC will continue to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.         Organization and Significant Accounting Policies (continued)

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the prior year and prior quarter financial statements to conform to current year and current quarter classifications.  These reclassifications had no effect on previously reported net income or shareholders' equity.

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2011.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2012.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 378,928 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  These stock dividends were non-cash investing and financing activities.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.         Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to June 30, 2012 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011.

The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

Presentation of Comprehensive Income

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.

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
June 30, 2012
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

2.         Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2012 and December 31, 2011 are summarized as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,560,373	$56,843	$18,934	$2,598,282
Residential mortgage-backed securities	121,241	65,862	-	187,103
Corporate bonds	86,198,751	4,803,085	341,751	90,660,085
Foreign bonds	1,644,617	191,352	77,046	1,758,923
Total fixed maturity securities	$90,524,982	$5,117,142	$437,731	$95,204,393

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$356,840	$42,166	$-	$399,006
Corporate preferred stock	247,960	21,200	-	269,160
Corporate common stock	352,166	133,324	-	485,490
Total equity securities	956,966	196,690	-	1,153,656
Total fixed maturity and equity securities	$91,481,948	$5,313,832	$437,731	$96,358,049

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,762,683	$46,489	$-	$2,809,172
Residential mortgage-backed securities	135,538	67,443	-	202,981
Corporate bonds	73,083,134	2,708,377	39,646	75,751,865
Foreign bonds	2,146,748	185,566	45,125	2,287,189
Total fixed maturity securities	$78,128,103	$3,007,875	$84,771	$81,051,207

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$150,815	$32,707	$-	$183,522
Corporate preferred stock	247,960	-	-	247,960
Corporate common stock	352,166	115,245	-	467,411
Total equity securities	750,941	147,952	-	898,893
Total fixed maturity and equity securities	$78,879,044	$3,155,827	$84,771	$81,950,100

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

2.         Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2012 and December 31, 2011 are summarized as follows:

June 30, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$10,745,621	$341,751	66
U. S. government	1,238,326	18,934	2
Foreign bonds	526,183	77,046	2
Total fixed maturity securities	$12,510,130	$437,731	70

December 31, 2011	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$922,288	$39,646	5
Foreign bonds	965,011	45,125	4
Total fixed maturity securities	$1,887,299	$84,771	9

As of June 30, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 69%.  As of December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 90%.  Fixed maturity securities were 97% and 88% investment grade as rated by Standard & Poor’s as of June 30, 2012 and December 31, 2011, respectively.  There were no equity securities in an unrealized loss position as of June 30, 2012 and December 31, 2011.

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
June 30, 2012
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

Based on our review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2012 and year ended December 31, 2011.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Unrealized appreciation on available-for-sale securities	$4,876,101	$3,071,056
Adjustment to deferred acquisition costs	(33,447)	(25,596)
Deferred income taxes	(740,351)	(349,236)
Net unrealized appreciation on available-for-sale securities	$4,102,303	$2,696,224

The amortized cost and fair value of fixed maturity available-for-sale securities as of June 30, 2012, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,781,528	$2,863,780
Due in one year through five years	27,203,476	28,668,401
Due after five years through ten years	48,691,516	51,108,966
Due after ten years	11,727,221	12,376,143
Due at multiple maturity dates	121,241	187,103
	$90,524,982	$95,204,393

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

2.         Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$1,825,015	$926,173	$4,036,055	$1,456,286
Gross realized gains	27,082	24,006	95,622	25,756
Gross realized losses	(2,811)	(406)	(2,811)	(406)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three  and six months ended June 30, 2012 and 2011 and the amount of realized investment gains on fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$1,232,073	$142,672	$1,756,307	$178,622
Equity securities	(35,521)	19,798	48,738	(887)
Other realized investment gains:
Available-for-sale securities:
Fixed maturity securities	20,955	23,600	89,495	25,350
Equity securities	3,316	-	3,316	-

Major categories of net investment income for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturity securities	$1,137,978	$564,729	$2,559,055	$1,149,602
Equity securities	15,605	4,113	28,166	8,206
Mortgage loans	113,705	29,923	152,026	57,675
Real estate	93,476	93,469	186,951	177,807
Policy loans	23,837	8,206	48,830	15,436
Short-term and other investments	5,583	1,818	14,628	11,040
Gross investment income	1,390,184	702,258	2,989,656	1,419,766
Investment expenses	(123,854)	(127,619)	(250,831)	(260,331)
Net investment income	$1,266,330	$574,639	$2,738,825	$1,159,435

Included in invested assets are securities and other assets having amortized cost values of $3,221,575 and $2,671,077 and fair values of $3,240,821 and $2,713,063as of June 30, 2012 and December 31, 2011, respectively, which have been placed on deposit with various state insurance departments.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

3.         Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured and carried at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 is summarized as follows:

June 30, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,598,282	$-	$2,598,282
Residential mortgage-backed securities	-	187,103	-	187,103
Corporate bonds	-	90,660,085	-	90,660,085
Foreign bonds	-	1,758,923	-	1,758,923
Total fixed maturity securities	$-	$95,204,393	$-	$95,204,393
Equity securities, available-for-sale
Mutual funds	$309,626	$89,380	$-	$399,006
Corporate preferred stock	-	269,160	-	269,160
Corporate common stock	407,990	-	77,500	485,490
Total equity securities	$717,616	$358,540	$77,500	$1,153,656

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,809,172	$-	$2,809,172
Residential mortgage-backed securities	-	202,981	-	202,981
Corporate bonds	-	75,751,865	-	75,751,865
Foreign bonds	-	2,287,189	-	2,287,189
Total fixed maturity securities	$-	$81,051,207	$-	$81,051,207
Equity securities, available-for-sale
Mutual funds	$-	$183,522	$-	$183,522
Corporate preferred stock	-	247,960	-	247,960
Corporate common stock	389,911	-	77,500	467,411
Total equity securities	$389,911	$431,482	$77,500	$898,893

At June 30, 2012, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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
June 30, 2012
(Unaudited)

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

The Company’s equity securities are included in Level 1 except for mutual funds and the preferred stock included in Level 2 and the private placement common stocks included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds and preferred stock is appropriate since they are not actively traded as of June 30, 2012.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The Company uses various financial instruments in the normal course of its business.  The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

3.         Fair Value Measurements (continued)

The carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,338,782	$2,411,070	$-	$-	$2,411,070
Residential	6,203,412	6,203,412	-	-	6,203,412
Policy loans	1,450,702	1,450,702	-	-	1,450,702
Other long-term investments	16,056,299	18,216,221	-	-	18,216,221
Cash and cash equivalents	12,479,563	12,479,563	12,479,563	-	-
Accrued investment income	1,487,449	1,487,449	-	-	1,487,449
Loans from premium financing	836,124	836,124	-	-	836,124
Total financial assets	$40,852,331	$43,084,541	$12,479,563	$-	$30,604,978
Financial liabilities
Policyholders' account balances	$92,529,902	$90,965,339	$-	$-	$90,965,339
Policy claims	512,185	512,185	-	-	512,185
Total financial liabilities	$93,042,087	$91,477,524	$-	$-	$91,477,524

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,856,160	$1,934,303	$-	$-	$1,934,303
Residential	129,234	131,319	-	-	131,319
Policy loans	1,472,666	1,472,666	-	-	1,472,666
Other long-term investments	9,875,675	11,610,716	-	-	11,610,716
Cash and cash equivalents	27,705,711	27,705,711	27,705,711	-	-
Accrued investment income	1,122,574	1,122,574	-	-	1,122,574
Loans from premium financing	1,022,416	1,022,416	-	-	1,022,416
Total financial assets	$43,184,436	$44,999,705	$27,705,711	$-	$17,293,994
Financial liabilities
Policyholders' account balances	$81,730,322	$80,609,804	$-	$-	$80,609,804
Policy claims	515,522	515,522	-	-	515,522
Total financial liabilities	$82,245,844	$81,125,326	$-	$-	$81,125,326

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage Loans on Real Estate

The fair values for commercial and residential mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of the period.  The residential mortgages have been recently purchased and therefore the spot rate yield curve equaled the purchase price.

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach.  Projected cash flows are discounted using applicable rates.

Cash and Cash Equivalents, Policy Loans and Accrued Investment Income

The carrying value of these financial instruments approximates their fair values.

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $223,135 and $229,004 as of June 30, 2012 and December 31, 2011, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

4.         Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments for the three and six months ended June 30, 2012 and 2011 and assets as of June 30, 2012 and December 31, 2011 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Life and annuity insurance operations	$3,084,028	$2,066,682	$6,667,631	$4,237,677
Premium finance operations	29,752	27,173	76,808	71,187
Corporate operations	17,316	(1,369)	38,667	3,137
Total	$3,131,096	$2,092,486	$6,783,106	$4,312,001
Income (loss) before income taxes:
Life and annuity insurance operations	$(163,236)	$70,833	$336,147	$323,207
Premium finance operations	(91,400)	(21,273)	(104,155)	(74,842)
Corporate operations	(113,382)	(80,808)	(273,553)	(211,766)
Total	$(368,018)	$(31,248)	$(41,561)	$36,599
Depreciation and amortization expense:
Life and annuity insurance operations	$283,796	$160,671	$681,274	$383,505
Premium finance operations	927	927	1,854	1,854
Corporate operations	16,534	18,824	20,797	23,239
Total	$301,257	$180,422	$703,925	$408,598

	June 30, 2012	December 31, 2011
Assets:
Life and annuity insurance operations	$150,566,678	$137,931,960
Premium finance operations	1,756,466	1,864,370
Corporate operations	5,810,365	4,951,325
Total	$158,133,509	$144,747,655

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

5.         Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance at beginning of period	$221,520	$443,071	$229,004	$443,071
Entries to statement of financial position	1,615	(191,991)	(5,869)	(191,991)
Entries to statement of operations	-	(15,461)	-	(15,461)

Allowance at end of period	$223,135	$235,619	$223,135	$235,619

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

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Results of Operations for the Three Months Ended June 30, 2012

•	Net loss of $369,579, or $0.05 per share basic and diluted (7,969,304 shares)
•	Premiums of $1,806,830
•	Net investment income of $1,266,330
•	Total revenues of $3,131,096
•	Benefits and claims of $2,264,188
•	Expenses of $1,234,926
•	Federal income tax expense of $1,561

Consolidated Results of Operations for the Six Months Ended June 30, 2012

•	Net loss of $52,327, or $0.01 per share basic and diluted (7,906,452 shares)
•	Premiums of $3,862,969
•	Net investment income of $2,738,825
•	Total revenues of $6,783,106
•	Benefits and claims of $4,545,817
•	Expenses of $2,278,850
•	Federal income tax expense of $10,766

Consolidated Financial Position as of June 30, 2012

•	Total investments of $125,793,251, available-for-sale fixed maturity securities comprise over 75% of total investments
•	Total assets of $158,133,509
•	Total policy liabilities of $123,270,160, policyholders’ account balances and future policy benefits comprise over 99% of total policy liabilities
•	Total liabilities of $126,940,675
•	Shareholders’ equity of $31,192,834, or book value per common share of over $3.91 (7,974,373 shares)

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

The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC will not accept new premium financing contracts after June 30, 2012.  FTCC will continue to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

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

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011.

The Company’s adoption of this guidance resulted in a change in certain fair value footnote disclosures but did not have any effect on the Company’s results of operations, financial position or liquidity.

Presentation of Comprehensive Income

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011 for additional information regarding segment data.

Results of Operations – Three Months Ended June 30, 2012 and 2011

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  The impact on total revenues of Family Benefit Life total revenues, acquired on December 28, 2011, for the three months ended June 30, 2012 is summarized in the tables below.

Our revenues for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Total Increase	Percentage change	Family Benefit Life	Net Increase
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$1,806,830	$1,464,737	$342,093	23.4%	$193,832	$148,261
Income from premium financing	29,679	29,356	323	1.1%	-	323
Net investment income	1,266,330	574,639	691,691	120.4%	428,035	263,656
Net realized investment gains	24,271	23,600	671	2.8%	-	671
Other income	3,986	154	3,832	2488.3%	1,595	2,237
Total revenues	$3,131,096	$2,092,486	$1,038,610	49.6%	$623,462	$415,148

The increase of $415,148 in total revenues for the three months ended June 30, 2012, excluding Family Benefit Life revenues, is discussed below.

Premiums

Our premiums for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$193,832	$-	$193,832	-
Whole life and term first year	37,220	29,302	7,918	27.0%
Whole life and term renewal	490,924	504,635	(13,711)	-2.7%
Final expense first year	270,604	284,922	(14,318)	-5.0%
Final expense renewal	814,250	645,878	168,372	26.1%
Total premiums	$1,806,830	$1,464,737	$342,093	23.4%

The $148,261 increase in premiums for the three months ended June 30, 2012, excluding Family Benefit Life premiums of $193,832, is primarily due to a $168,372 increase in final expense renewal premiums.

Premiums from whole life and term products should increase during the remainder of 2012.  The captive agents were focused on a public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term product sales.  Therefore, premiums from sales of whole life and term products should increase during the remainder of 2012.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  However, there was a slight increase of $323 in second quarter 2012.

As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC will not accept new premium financing contracts after June 30, 2012.  FTCC will continue to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Total Increase	Percentage change	Family Benefit Life	Net Increase (decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Fixed maturity securities	$1,137,978	$564,729	$573,249	101.5%	$427,011	$146,238
Equity securities	15,605	4,113	11,492	279.4%	4,733	6,759
Mortgage loans	113,705	29,923	83,782	280.0%	1,416	82,366
Real estate	93,476	93,469	7	0.0%	3,750	(3,743)
Policy loans	23,837	8,206	15,631	190.5%	14,446	1,185
Short-term and other investments	5,583	1,818	3,765	207.1%	1,679	2,086
Gross investment income	1,390,184	702,258	687,926	98.0%	453,035	234,891
Investment expenses	(123,854)	(127,619)	(3,765)	3.0%	(25,000)	(28,765)
Net investment income	$1,266,330	$574,639	$691,691	120.4%	$428,035	$263,656

The $234,891 increase in gross investment income for the three months ended June 30, 2012, excluding Family Benefit Life gross investment income, is due to the 2012 investment of excess cash primarily in fixed maturity securities, lottery receivables (included in gross investment income from fixed maturity securities) and mortgage loans.

The $28,765 decrease in investment expenses for the three months ended June 30, 2012, excluding Family Benefit Life investment expenses, is due to a $53,000 decrease in fees for investment advisory management services.  This decrease was partially offset by a $24,000 increase in depreciation of real estate held for investment due to the change on April 1, 2011 of the useful life of a building from 39 year to 19 years.

Net Realized Investment Gains

There was a slight increase in net realized investment gains of $671 during the three months ended June 30, 2012.

The net realized investment gains from the sales and maturities of fixed maturity and equity securities available-for-sale of $24,271for the three months ended June 30, 2012 resulted from proceeds of $1,825,015 on these securities that had carrying values of $1,800,744 at the 2012 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $23,600 for the three months ended June 30, 2011 resulted from proceeds of $926,173 on these securities that had carrying values of $902,573 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the three months ended June 30, 2011.

We have recorded no other-than-temporary impairments in 2012 and 2011.

Other Income

The $2,237 increase in other income for the three months ended June 30, 2012, excluding Family Benefit Life other income, is primarily due to an increase in service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.  The impact on total benefits, claims and expenses of Family Benefit Life total benefits, claims and expenses, acquired on December 28, 2011, for the three months ended June 30, 2012 is summarized in the tables below.

Our benefits, claims and expenses for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Total Increase (decrease)	Percentage change	Family Benefit Life	Net Increase (decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Benefits and claims
Increase in future policy benefits	$564,374	$465,375	$98,999	21.3%	$49,225	$49,774
Death benefits	625,862	458,413	167,449	36.5%	43,490	123,959
Surrenders	144,553	80,442	64,111	79.7%	68,943	(4,832)
Interest credited to policyholders	845,504	364,665	480,839	131.9%	318,631	162,208
Dividend and accumulation benefits	83,895	-	83,895	-	83,895	-
Total benefits and claims	2,264,188	1,368,895	895,293	65.4%	564,184	331,109
Expenses
Policy acquisition costs deferred	(478,514)	(522,513)	43,999	-8.4%	-	43,999
Amortization of deferred policy acquisition costs	141,582	50,001	91,581	183.2%	-	91,581
Amortization of value of insurance business acquired	108,011	53,192	54,819	103.1%	56,277	(1,458)
Commissions	494,262	531,006	(36,744)	-6.9%	10,131	(46,875)
Other underwriting, insurance and acquisition expenses	969,585	643,153	326,432	50.8%	207,939	118,493
Total expenses	1,234,926	754,839	480,087	63.6%	274,347	205,740
Total benefits, claims and expenses	$3,499,114	$2,123,734	$1,375,380	64.8%	$838,531	$536,849

The increase of $536,849 in total benefits, claims and expenses for the three months ended June 30, 2012, excluding Family Benefit Life benefits, claims and expenses, is discussed below.

Benefits and Claims

The $331,109 increase in benefits and claims for the three months ended June 30, 2012, excluding Family Benefit Life benefits and claims, is primarily due to the following:

•
$162,208 increase in interest credited to policyholders is primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•
$123,959 increase in death benefits is primarily due to an increase in the number of final expense claims incurred. There was a 1,116 increase in the number of final expense policies in force from 7,510 policies as of June 30, 2011 to 8,626 policies as of June 30, 2012 that increased our mortality exposure.

•	$49,774 increase in the change in future policy benefits primarily relates to an increase in the number of final expense and ordinary policies in force.

•	$4,832 decrease in surrenders reflects a slight improvement in persistency.

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

For the three months ended June 30, 2012 and 2011, capitalized costs were $478,514 and $522,513, respectively.  Amortization of deferred policy acquisition costs for the three months ended June 30, 2012 and 2011 were $141,582 and $50,001, respectively.

Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its second quarter 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and is in the process of filing new products for state approval that should begin being marketed during the fourth quarter of 2012.

The $43,999 decrease in the acquisition costs deferred primarily relates to decreased new business production of final expense products and annuity contracts in second quarter 2012 that exceeded an increase in the production of ordinary policies.

The $91,581 increase in the second quarter 2012 amortization of deferred acquisition costs primarily reflects the increase in final expense claims incurred and the increased annuity lapses after the surrender charge period and the first year return of annuity considerations inherent in the annuity contracts.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $108,011 and $53,192 for the three months ended June 30, 2012 and 2011, respectively.  The increase in the second quarter 2012 amortization of value of insurance business acquired primarily relates to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Our commissions for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$10,131	$-	$10,131	-
Annuity	35,763	90,859	(55,096)	-60.6%
Whole life and term first year	27,372	18,491	8,881	48.0%
Whole life and term renewal	19,107	24,244	(5,137)	-21.2%
Final expense first year	325,708	340,505	(14,797)	-4.3%
Final expense renewal	76,181	56,907	19,274	33.9%
Total commissions	$494,262	$531,006	$(36,744)	-6.9%

The $46,875 decrease in commissions for the three months ended June 30, 2012, excluding Family Benefit Life commissions, is primarily due to:

•	$55,096 decrease in annuity first year, single and renewal commissions that corresponds to $1,303,436 of decreased second quarter annuity considerations deposited.

•	$14,797 decrease in final expense first year commissions that corresponds to $14,318 of decreased final expense first year premiums.

•
$5,137 decrease in renewal whole life and term commissions that corresponds to $13,711 of decreased renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010 and ended on April 30, 2012 and not on whole life and tem product sales during 2011 and 2012.

•	$19,274 increase in final expense renewal commissions that corresponds to $168,372 of increased final expense renewal premiums.

•
$8,881 increase in first year whole life and term commissions that corresponds to $7,918 of increased first year whole life and term premiums.  The captive agents were focused on the public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term sales.  Therefore, commissions from these products should increase during the remainder of 2012.

Other Underwriting, Insurance and Acquisition Expenses

The $118,493 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2012, excluding Family Benefit Life expenses, is primarily attributed to legal, accounting, actuarial and other costs associated with the synergy and conversion of Family Benefit Life into our operations.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code and must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.  For the three months ended June 30, 2012 and 2011, deferred income tax benefit was $10,939 and $14,289, respectively.  Current income tax expense was $12,500 for the three months ended June 30, 2012.  There was no current income tax expense for the three months ended June 30, 2011.

Net Loss Per Common Share Basic and Diluted

Net loss was $369,579 ($0.05 net loss per common share basic and diluted) and $16,959 ($0.00 net loss per common share basic and diluted) for the three months ended June 30, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2012 and 2011 were 7,969,304 and 7,248,227, respectively.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

Business Segments

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 to 2011	2012 to 2011
Revenues:
Life and annuity insurance operations	$3,084,028	$2,066,682	$1,017,346	49.2%
Premium finance operations	29,752	27,173	2,579	9.5%
Corporate operations	17,316	(1,369)	18,685	-1364.9%
Total	$3,131,096	$2,092,486	$1,038,610	49.6%

Income (loss) before income taxes:
Life and annuity insurance operations	$(163,236)	$70,833	$(234,069)	-330.5%
Premium finance operations	(91,400)	(21,273)	(70,127)	329.7%
Corporate operations	(113,382)	(80,808)	(32,574)	40.3%
Total	$(368,018)	$(31,248)	$(336,770)	1077.7%

Life and Annuity Insurance Operations

The $1,017,346 increase in revenues from Life and Annuity Insurance Operations for the three months ended June 30, 2012 primarily relates to the acquisition of Family Benefit Life on December 28, 2011, that contributed $623,462 to second quarter 2012 revenues.  The remaining increase of $393,884 in second quarter 2012 revenues was primarily due to a $246,000 increase in net investment income and a $148,000 increase in premiums.

The $234,069 decrease in profitability from Life and Annuity Insurance Operations for the three months ended June 30, 2012 is primarily due to $215,069 of losses before federal income taxes from the second quarter 2012 operations of Family Benefit Life, acquired on December 28, 2011.

Premium Finance Operations

The $2,579 increase in revenues from Premium Finance Operations for the three months ended June 30, 2012 is due to increased fee income as we accepted the final series of new premium financing contracts through June 30, 2012, primarily from Oklahoma agents, before we discontinued offering premium finance contracts on July 1, 2012.

The $70,127 increased loss from Premium Finance Operations for the three months ended June 30, 2012 is primarily due to a $38,000 increase in legal expenses and $35,000 increase in operating expenses in 2012.  These expense increases were partially offset by a $3,000 increase in fee income.

Corporate Operations

The $18,685 increase in revenues from Corporate Operations for the three months ended June 30, 2012 is primarily due to an $18,000 increase in net investment income.

The $32,574 increased loss from Corporate Operations for the three months ended June 30, 2012 is primarily due to $51,000 of increased operating expenses related to the increased salaries, wages and benefits due to increased 2012 staffing levels and increased utilization of consultants assisting with due diligence, conversion and other acquisition activities.  This increase in operating expenses was partially offset by an $18,000 increase in net investment income.

Results of Operations – Six Months Ended June 30, 2012 and 2011

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  The impact on total revenues of Family Benefit Life total revenues, acquired on December 28, 2011, for the six months ended June 30, 2012 is summarized in the tables below.

Our revenues for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Total Increase	Percentage change	Family Benefit Life	Net Increase
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$3,862,969	$3,051,378	$811,591	26.6%	$520,770	$290,821
Income from premium financing	76,691	73,053	3,638	5.0%	-	3,638
Net investment income	2,738,825	1,159,435	1,579,390	136.2%	1,207,149	372,241
Net realized investment gains	92,811	25,350	67,461	266.1%	-	67,461
Other income	11,810	2,785	9,025	324.1%	3,540	5,485
Total revenues	$6,783,106	$4,312,001	$2,471,105	57.3%	$1,731,459	$739,646

The increase of $739,646 in total revenues for the six months ended June 30, 2012, excluding Family Benefit Life revenues, is discussed below.

Premiums

Our premiums for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$520,770	$-	$520,770	-
Whole life and term first year	69,662	50,479	19,183	38.0%
Whole life and term renewal	1,133,921	1,185,791	(51,870)	-4.4%
Final expense first year	544,149	550,217	(6,068)	-1.1%
Final expense renewal	1,594,467	1,264,891	329,576	26.1%
Total premiums	$3,862,969	$3,051,378	$811,591	26.6%

The $290,821 increase in premiums for the six months ended June 30, 2012, excluding Family Benefit Life premiums, is primarily due to a $329,575 increase in final expense renewal premiums.

Premiums from whole life and term products should increase during the remainder of 2012.  The captive agents were focused on a public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term product sales.  Therefore, premiums from whole life and term products should increase during the remainder of 2012.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  However, there was a slight increase of $3,638 for the six months ended June 30, 2012.

As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC will not accept new premium financing contracts after June 30, 2012.  FTCC will continue to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Total Increase	Percentage change	Family Benefit Life	Net Increase (decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Fixed maturity securities	$2,559,055	$1,149,602	$1,409,453	122.6%	$1,202,353	$207,100
Equity securities	28,166	8,206	19,960	243.2%	9,465	10,495
Mortgage loans	152,026	57,675	94,351	163.6%	2,827	91,524
Real estate	186,951	177,807	9,144	5.1%	7,500	1,644
Policy loans	48,830	15,436	33,394	216.3%	30,776	2,618
Short-term and other investments	14,628	11,040	3,588	32.5%	4,228	(640)
Gross investment income	2,989,656	1,419,766	1,569,890	110.6%	1,257,149	312,741
Investment expenses	(250,831)	(260,331)	(9,500)	3.6%	(50,000)	(59,500)
Net investment income	$2,738,825	$1,159,435	$1,579,390	136.2%	$1,207,149	$372,241

The $312,741 increase in gross investment income for the six months ended June 30, 2012, excluding Family Benefit Life gross investment income, is due to the 2012 investment of excess cash primarily in fixed maturity securities, lottery receivables (included in gross investment income from fixed maturity securities) and mortgage loans.

The $59,500 decrease in investment expenses for the six months ended June 30, 2012, excluding Family Benefit Life investment expenses, is due to a $59,000 decrease in fees for investment advisory management services.

Net Realized Investment Gains

There was a $67,461 increase in net realized investment gains for the six months ended June 30, 2012.

The net realized investment gains from the sales and maturities of fixed maturity and equity securities available-for-sale of $92,811 for the six months ended June 30, 2012 resulted from proceeds of $4,036,055 of these securities that had carrying values of $3,943,244 at the 2012 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $25,350 for the six months ended June 30, 2011 resulted from proceeds of $1,456,286 these securities that had carrying values of $1,430,936 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the six months ended June 30, 2011.

We have recorded no other-than-temporary impairments in 2012 and 2011.

Other Income

The $5,485 increase in other income for the six months ended June 30, 2012, excluding Family Benefit Life other income, is primarily due an increase in service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.  The impact on total benefits, claims and expenses of Family Benefit Life total benefits, claims and expenses, acquired on December 28, 2011, for the six months ended June 30, 2012 is summarized in the tables below.

Our benefits, claims and expenses for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Total Increase (decrease)	Percentage change	Family Benefit Life	Net Increase (decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Benefits and claims
Increase in future policy benefits	$1,173,015	$945,950	$227,065	24.0%	$12,974	$214,091
Death benefits	1,285,568	876,507	409,061	46.7%	178,008	231,053
Surrenders	274,000	151,806	122,194	80.5%	135,678	(13,484)
Interest credited to policyholders	1,632,136	707,351	924,785	130.7%	619,595	305,190
Dividend and accumulation benefits	181,098	-	181,098	-	181,098	-
Total benefits and claims	4,545,817	2,681,614	1,864,203	69.5%	1,127,353	736,850
Expenses
Policy acquisition costs deferred	(1,425,925)	(1,074,898)	(351,027)	32.7%	-	(351,027)
Amortization of deferred policy acquisition costs	384,539	187,717	196,822	104.9%	-	196,822
Amortization of value of insurance business acquired	215,666	114,477	101,189	88.4%	112,553	(11,364)
Commissions	1,290,175	1,009,009	281,166	27.9%	20,655	260,511
Other underwriting, insurance and acquisition expenses	1,814,395	1,357,483	456,912	33.7%	435,978	20,934
Total expenses	2,278,850	1,593,788	685,062	43.0%	569,186	115,876
Total benefits, claims and expenses	$6,824,667	$4,275,402	$2,549,265	59.6%	$1,696,539	$852,726

The increase of $852,726 in total benefits, claims and expenses for the six months ended June 30, 2012, excluding Family Benefit Life benefits, claims and expenses, is discussed below.

Benefits and Claims

The $736,850 increase in benefits and claims for the six months ended June 30, 2012, excluding Family Benefit Life benefits and claims, is primarily due to the following:

•
$305,190 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•
$231,053 increase in death benefits primarily due to an increase in the number of final expense claims incurred. There was a 1,116 increase in the number of final expense policies in force from 7,510 policies as of June 30, 2011 to 8,626 policies as of June 30, 2012 that increased our mortality exposure.

•	$214,091 increase in the change in future policy benefits primarily relates to an increase in the number of final expense and ordinary policies products in force.

•	$13,484 decrease in surrenders reflects a slight improvement in persistency.

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

For the six months ended June 30, 2012 and 2011, capitalized costs were $1,425,925 and $1,074,898, respectively.  Amortization of deferred policy acquisition costs for the six months ended June 30, 2012 and 2011 were $384,539 and $187,717, respectively.

Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its second quarter 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and is in the process of filing new products for state approval that should begin being marketed during the fourth quarter of 2012.

The $351,027 increase in the acquisition costs deferred primarily relates to increased production of annuity contracts and ordinary policies that exceed a decline in final expense policy production in 2012.

The $196,822 increase in the 2012 amortization of deferred acquisition costs primarily reflects the increase in final expense claims incurred and the increased annuity lapses after the surrender charge period and the first year return of annuity considerations inherent in the annuity contracts.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $215,666 and $114,477 for the six months ended June 30, 2012 and 2011, respectively.  The increase in the 2012 amortization of value of insurance business acquired primarily relates to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Our commissions for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$20,655	$-	$20,655	-
Annuity	367,490	156,121	211,369	135.4%
Whole life and term first year	52,562	31,915	20,647	64.7%
Whole life and term renewal	45,561	54,406	(8,845)	-16.3%
Final expense first year	655,652	656,209	(557)	-0.1%
Final expense renewal	148,255	110,358	37,897	34.3%
Total commissions	$1,290,175	$1,009,009	$281,166	27.9%

The $260,511 increase in commissions for the six months ended June 30, 2012, excluding Family Benefit Life commissions, is primarily due to:

•	$211,369 increase in annuity first year, single and renewal commissions that corresponds to $5,691,568 of increased annuity considerations deposited.

•	$37,897 increase in final expense renewal commissions that corresponds to $329,576 of increased final expense renewal premiums.

•
$20,647 increase in first year whole life and term commissions that corresponds to $19,183 of increased first year whole life and term premiums.  The captive agents were focused on the public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term sales.  Therefore, commissions from these products should increase during the remainder of 2012.

•
$8,845 decrease in renewal whole life and term commissions that corresponds to a $51,870 decrease in renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010 and ended on April 30, 2012 and not on life insurance production during 2011 and 2012.

•	$557 decrease in final expense first year commissions that correspond to the $6,068 decrease in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $20,934 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2012, excluding Family Benefit Life expenses, is primarily attributed to legal, accounting, actuarial and other costs associated with the synergy and conversion of Family Benefit Life into our operations.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code and must file separate tax returns until they have been a member of the consolidated filing group for five years.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.  For the six months ended June 30, 2012 and 2011, deferred income tax expense (benefit) was ($56,014) and $31,666, respectively.  Current income tax expense was $66,780 and $3,663 for the six months ended June 30, 2012 and 2011, respectively.

Net Income (Loss) Per Common Share Basic and Diluted

Net income (loss) was ($52,327 - $0.01 net loss per common share basic and diluted) and $1,270 ($0.00 net income per common share basic and diluted) for the six months ended June 30, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the six months ended June 30, 2012 and 2011 were 7,906,452 and 7,132,285, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 10, 2011 and January 11, 2012 and issued to holders of shares of the Company as of March 10, 2011 and March 10, 2012.

Business Segments

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,		Increase (decrease)	Percentage change
	2012	2011	2012 to 2011	2012 to 2011
Revenues:
Life and annuity insurance operations	$6,667,631	$4,237,677	$2,429,954	57.3%
Premium finance operations	76,808	71,187	5,621	7.9%
Corporate operations	38,667	3,137	35,530	1132.6%
Total	$6,783,106	$4,312,001	$2,471,105	57.3%
Income (loss) before income taxes:
Life and annuity insurance operations	$336,147	$323,207	$12,940	4.0%
Premium finance operations	(104,155)	(74,842)	(29,313)	39.2%
Corporate operations	(273,553)	(211,766)	(61,787)	29.2%
Total	$(41,561)	$36,599	$(78,160)	-213.6%

Life and Annuity Insurance Operations

The $2,429,954 increase in revenues from Life and Annuity Insurance Operations for the six months ended June 30, 2012 primarily relates to the acquisition of Family Benefit Life on December 28, 2011, that contributed $1,731,459 to 2012 revenues.  The remaining increase of $698,495 was primarily due to a $336,000 increase in net investment income, $291,000 increase in premiums and $67,000 increase in net realized investment gains.

The $12,940 increased profitability from Life and Annuity Insurance Operations for the six months ended June 30, 2012 is primarily due to $34,920 of income before federal income taxes from the operations of Family Benefit Life, acquired on December 28, 2011.

Premium Finance Operations

The $5,621 increase in revenues from Premium Finance Operations for the six months ended June 30, 2012 is due to increased fee income as we accepted the final series of new premium financing contracts through June 30, 2012 primarily from Oklahoma agents before we discontinued offering premium finance contracts on July 1, 2012.

The $29,313 decreased profitability from Premium Finance Operations for the six months ended June 30, 2012 is primarily due to a $35,000 increase in operating expenses in 2012.  This increase in operating expenses was partially offset by a $6,000 increase in fee income.

Corporate Operations

The $35,530 increase in revenues from Corporate Operations for the six months ended June 30, 2012 is primarily due to a $35,000 increase in net investment income.

The $61,787 decreased Corporate Operations profitability for the six months ended June 30, 2012 is primarily due to $97,000 of increased operating expenses related to the increased salaries, wages and benefits due to increased 2012 staffing levels and increased utilization of consultants assisting with due diligence, conversion and other acquisition activities.  This increase in operating expenses was partially offset by a $35,000 increase in net investment income.

Consolidated Financial Condition

Our invested assets as of June 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $90,524,982 and $78,128,103 as of June 30, 2012 and December 31, 2011, respectively)	$95,204,393	$81,051,207
Available-for-sale equity securities at fair value (cost: $956,966 and $750,941 as of June 30, 2012 and December 31, 2011, respectively)	1,153,656	898,893
Mortgage loans on real estate	8,542,194	1,985,394
Investment real estate	3,386,007	3,466,581
Policy loans	1,450,702	1,472,666
Other long-term investments	16,056,299	9,875,675
Total investments	$125,793,251	$98,750,416

Total investments increased $27,042,835 from December 31, 20121 to June 30, 2012.

The increase in available for sale fixed maturity securities of $14,153,186 for the six months ended June 30, 2012 is primarily due to purchases of $16,395,000 in excess of sales and maturities of $3,736,000, $1,756,000 increase in unrealized appreciation and premium amortization of $260,000.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of June 30, 2012, we held 70 available-for-sale fixed maturity securities with an unrealized loss of $437,731, fair value of $12,510,130 and amortized cost of $12,947,861.  Of these fixed maturity securities available-for-sale in an unrealized loss position as of June 30, 2012, 64 had a fair value to cost ratio equal to or greater than 92% and 6 had a fair value to cost ratio of 69% to 78%.  Of the fixed maturity securities available-for-sale in an unrealized loss position as of June 30, 2012, 39 belonged to Family Benefit Life, acquired on December 28, 2011, and had an unrealized loss of $264,247, fair value of $6,641,536 and amortized cost of $6,905,783.

As of December 31, 2011, we held nine fixed maturity securities available-for-sale with an unrealized loss of $84,771, fair value of $1,887,299 and amortized cost of $1,972,070.  All of these fixed maturity securities available-for-sale in an unrealized loss position as of December 31, 2011 had a fair value to cost ratio equal to or greater than 90%.  Since the Family Benefit Life available-for-sale fixed maturity securities were acquired on December 28, 2011, the amortized cost equaled the fair value as of December 31, 2011.

The increase in available-for-sale equity securities of $254,763 for the six months ended June 30, 2012 is primarily due to purchases of $503,000 in excess of sales of $300,000 plus a $49,000 increase in unrealized appreciation of available-for-sale equity securities.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of both June 30, 2012 and December 31, 2011 there were no available-for-sale equity securities on an unrealized loss position.  Since the Family Benefit Life available-for-sale equity securities were acquired on December 28, 2011, the amortized cost equaled the fair value as of December 31, 2011.The increase in mortgage loans of $6,556,800 for the six months ended June 30, 2012 is primarily due to the origination of $6,953,000 of mortgage loans, $122,000 capitalization of loan origination fees less principal payments of $344,000.

The increase in other long-term investments (comprised of lottery receivables) for the six months ended June 30, 2012 is primarily due to the purchases of $6,953,000, $406,000 of accretion of discount less principal payments of $1,178,000.

Our assets other than invested assets as of June 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Cash and cash equivalents	$12,479,563	$27,705,711
Accrued investment income	1,487,449	1,122,574
Recoverable from reinsurers	1,202,560	1,132,121
Agents' balances and due premiums	360,875	381,901
Loans from premium financing, net	836,124	1,022,416
Deferred policy acquisition costs	6,285,534	5,251,999
Value of insurance business acquired	7,696,803	7,912,469
Property and equipment, net	146,925	170,843
Other assets	1,844,425	1,297,205
Assets other than investment assets	$32,340,258	$45,997,239

Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable

Total assets other than investment assets decreased $13,656,981 from December 31, 2011 to June 30, 2012.  There was a decrease in cash of $15,226,148 for the six months ended June 30, 2012.  This cash decease was partially offset by a $1,033,535 increase in deferred policy acquisition costs, a $273,000 increase in recoverable federal and state income taxes and a $300,000 increase due to the sale of an available-for-sale fixed maturity security with a June 2012 trade date but July 2012 settlement date.

The progression of the Company’s loans from premium financing for the six months ended June 30, 2012 and year ended December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
Balance, beginning of year	$1,274,707	$1,622,567
Loans financed	809,241	2,341,126
Unearned interest	49,883	136,189
Capitalized fees and interest	7,451	52,155
Payment of loans and unearned interest	(1,060,658)	(2,877,330)
Ending loan balance including unearned interest	1,080,624	1,274,707
Unearned interest included in ending loan balances	(21,365)	(23,287)
Loan balance net of unearned interest	1,059,259	1,251,420
Less allowance for loan loss	(223,135)	(229,004)
Loan balance net of unearned interest and allowance for loan losses	$836,124	$1,022,416

Our liabilities as of June 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Policy liabilities
Policyholders' account balances	$92,529,902	$81,730,322
Future policy benefits	30,165,202	28,977,186
Policy claims	512,185	515,522
Premiums paid in advance	62,871	46,613
Total policy liabilities	123,270,160	111,269,643
Deferred federal income taxes	2,959,087	2,622,711
Other liabilities	711,428	2,457,188
Total liabilities	$126,940,675	$116,349,542

Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.

Total policy liabilities increased $12,000,517 from December 31, 2011 to June 30, 2012.  This increase during the six months ended June 30, 2012 is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $10,800,000 and a $1,188,000 increase in future policy benefit reserves.

The liability for deferred federal income taxes increased $336,376 from December 31, 2011 to June 30, 2012.  $391,115 of the increase during the six months ended June 30, 2012 was due to deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities.  This increase was partially offset by $56,014 of operating deferred tax benefits.

The $1,745,760 decrease in other liabilities from December 31, 2011 to June 30, 2012 is primarily due to a $1,347,000 decrease in deposits on pending applications and a $400,000 reduction in accrued liabilities due to payment of and reduction in bonuses accrued as of December 31, 2011.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through June 30, 2012, we have received $26,475,010 from the sale of our shares. Our operations have been profitable and have generated $3,918,095 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the June 30, 2012 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,270,288 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of June 30, 2012 to $1,352,193.

As of June 30, 2012, we had cash and cash equivalents totaling $12,479,563.  As of June 30, 2012, cash and cash equivalents of $3,333,025 and $3,870,753, respectively, of the total $12,479,563 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2012 without prior approval.  However, there is the capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval. There were no dividends paid or a return of capital to the parent company in 2011.

The Federal Deposit Insurance Corporation currently insures all non-interest bearing accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

Our unaudited cash flows for the six months ended June 30, 2012 and 2011 are summarized as follows:

	(Unaudited) Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$381,151	$478,694
Net cash used in investing activities	(24,869,981)	(20,563)
Net cash provided by financing activities	9,262,682	6,762,645
Increase (decrease) in cash	(15,226,148)	7,220,776
Cash and cash equivalents, beginning of period	27,705,711	12,985,278
Cash and cash equivalents, end of period	$12,479,563	$20,206,054

The $97,543 decrease in cash provided by operating activities during the six months ended June 30, 2012 is primarily due to increased benefits, claims, commissions and other underwriting, insurance and acquisition expenses in excess of premiums and net investment income increases during the six months ended June 30, 2012.

The $24,849,418 of increased cash used for investing activities during the six months ended June 30, 2012 was primarily related to the purchase of investments in fixed maturity securities, equity securities, mortgage loans and lottery receivables in excess of maturities, sales and repayments of those investment types.

The $2,500,037 increase in cash provided by financing activities for the six months ended June 30, 2012 resulted from a net increase in policy deposits of $4,040,848 in excess of a net decrease of $1,540,811 in the net proceeds from the public stock offering.

Our shareholders’ equity as of June 30, 2012 (unaudited) and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Common stock, par value $.01 per share, 20,000,000 shares authorized, 7,974,373 and 6,798,535 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, and 566,404 subscribed as of December 31, 2011	$79,744	$73,649
Additional paid-in capital	28,362,980	24,086,146
Accumulated other comprehensive income	4,102,303	2,696,224
Accumulated earnings (deficit)	(1,352,193)	1,542,094
Total shareholders' equity	$31,192,834	$28,398,113

The increase in shareholders’ equity of $2,794,721 for the six months ended June 30, 2012 is due to $1,440,969 of proceeds generated from the public stock offering (gross proceeds of $1,695,258 and offering expenses of $254,289), $1,406,079 of other comprehensive income less $52,327 of net loss.

Equity per common share outstanding increased 6.5% to $3.91 as of June 30, 2012 compared to $3.67 per share as of December 31, 2011, based upon 7,974,373 common shares outstanding as of June 30, 2012 and 7,733,186 outstanding common shares as of December 31, 2011.  The common shares outstanding and subscribed as of December 31, 2011 reflect the retrospective adjustment for the impact of the 2012 5% stock dividends declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

The Company issued 323,777 shares in connection with the 2011 stock dividend that resulted in accumulated deficit being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company issued 378,928 shares in connection with the 2012 stock dividend that resulted in accumulated deficit being charged $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  The issuance of these stock dividends were non-cash investing and financing activities.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $4,876,101 and $3,071,056 as of June 30, 2012 and December 31, 2011, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $1,805,045 increase in unrealized gain for the six months ended June 30, 2012 has been offset by the net realized investment gain of $92,811 due to the sale and call activity for available-for-sale fixed maturity securities during 2012.

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

One of the significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and Family Benefit Life’s annuity business is subject to variable interest rates.  Life company policy insurance liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of June 30, 2012, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.8% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The offering was completed April 30, 2012.  The Company raised $11,000,010 from this offering and incurred $1,650,001 in offering costs resulting in $9,350,009 in net proceeds.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of June 30, 2012 will be sufficient to fund our anticipated operating expenses.

The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC will not accept new premium financing contracts after June 30, 2012.  FTCC will continue to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:

•	general economic conditions and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;
•
differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;

•	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
•	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses such as FTCC;
•	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
•	investment losses and defaults;
•	competition in our product lines;
•	attraction and retention of qualified employees and agents;
•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
•	the availability, affordability and adequacy of reinsurance protection;
•	the effects of emerging claim and coverage issues;
•	the cyclical nature of the insurance business;
•	interest rate fluctuations;
•	changes in our experiences related to deferred policy acquisition costs;
•	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
•	rating agencies’ actions;
•	domestic or international military actions;
•	the effects of extensive government regulation of the insurance industry;
•	changes in tax and securities law;
•	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
•	regulatory or legislative changes or developments;
•	the effects of unanticipated events on our disaster recovery and business continuity planning;
•	failures or limitations of our computer, data security and administration systems;
•	risks of employee error or misconduct;
•	the introduction of alternative healthcare solutions;
•	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and
•	the availability of capital to expand our business.

It is not our corporate policy to make specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. In addition, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable developments.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

**XBRL
Information is furnished and not filed as part of a registration statement or prospectus for purposes ofSections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 14, 2012	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 14, 2012	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer