Form 10-Q
period 2012-09-30
First Trinity Financial CORP
filed 2012-11-13
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended September 30, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period From to .

Commission file number: 000-52613

FIRST TRINITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	34-1991436 (I.R.S. Employer Identification Number)

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
Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of November 9, 2012: 7,835,785 shares

FIRST TRINITY FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources	23

Item 4. Controls and Procedures	47

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults upon Senior Securities	47

Item 4. Mine Safety Disclosures	47

Item 5. Other Information	47

Item 6. Exhibits	48

Signatures	48

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $89,836,280 and $78,128,103 as of September 30, 2012 and December 31, 2011, respectively)	$96,981,267	$81,051,207
Available-for-sale equity securities at fair value (cost: $725,492 and $750,941 as of September 30, 2012 and December 31, 2011, respectively)	946,562	898,893
Mortgage loans on real estate	8,662,046	1,985,394
Investment real estate	3,335,720	3,466,581
Policy loans	1,474,373	1,472,666
Other long-term investments	18,534,991	9,875,675
Total investments	129,934,959	98,750,416
Cash and cash equivalents	12,881,116	27,705,711
Accrued investment income	1,438,636	1,122,574
Recoverable from reinsurers	1,170,390	1,132,121
Agents' balances and due premiums	374,853	381,901
Loans from premium financing, net	485,620	1,022,416
Deferred policy acquisition costs	6,686,074	5,251,999
Value of insurance business acquired	7,604,592	7,912,469
Property and equipment, net	135,749	170,843
Other assets	1,724,781	1,297,205
Total assets	$162,436,770	$144,747,655
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$93,544,057	$81,730,322
Future policy benefits	30,660,347	28,977,186
Policy claims	547,929	515,522
Premiums paid in advance	51,837	46,613
Total policy liabilities	124,804,170	111,269,643
Deferred federal income taxes	3,485,596	2,622,711
Other liabilities	688,444	2,457,188
Total liabilities	128,978,210	116,349,542
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 and 6,798,535 issued and 7,835,785 and 6,798,535 outstanding as of September 30, 2012 and December 31, 2011, respectively, and 36,560 and 566,404 subscribed as of September 30, 2012 and December 31, 2011, respectively	80,109	73,649
Additional paid-in capital	28,668,886	24,086,146
Treausury Stock, at cost (138,588 shares as of September 30, 2012)	(485,058)	-
Accumulated other comprehensive income	6,074,739	2,696,224
Accumulated earnings (deficit)	(880,116)	1,542,094
Total shareholders' equity	33,458,560	28,398,113
Total liabilities and shareholders' equity	$162,436,770	$144,747,655

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Premiums	$1,943,647	$1,525,552	$5,806,616	$4,576,930
Income from premium financing	20,591	54,701	97,282	127,754
Net investment income	1,565,135	629,440	4,303,960	1,788,875
Net realized investment gains	378,378	573,823	471,189	599,173
Other income	3,544	5,131	15,354	7,916
Total revenues	3,911,295	2,788,647	10,694,401	7,100,648
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	472,508	462,699	1,645,523	1,408,649
Death benefits	606,062	258,413	1,891,630	1,134,920
Surrenders	156,212	95,799	430,212	247,605
Interest credited to policyholders	873,679	380,171	2,505,815	1,087,522
Dividend and accumulation benefits	93,576	-	274,674	-
Total benefits and claims	2,202,037	1,197,082	6,747,854	3,878,696
Policy acquisition costs deferred	(459,085)	(500,681)	(1,885,010)	(1,575,579)
Amortization of deferred policy acquisition costs	52,998	18,877	437,537	206,594
Amortization of value of insurance business acquired	92,211	58,211	307,877	172,688
Commissions	545,148	538,106	1,835,323	1,547,115
Other underwriting, insurance and acquisition expenses	940,584	742,502	2,754,979	2,099,985
Total expenses	1,171,856	857,015	3,450,706	2,450,803
Total benefits, claims and expenses	3,373,893	2,054,097	10,198,560	6,329,499
Income before total federal income tax expense	537,402	734,550	495,841	771,149
Current federal income tax expense	53,365	29,607	120,145	33,270
Deferred federal income tax expense (benefit)	11,960	56,676	(44,054)	88,342
Total federal income tax expense	65,325	86,283	76,091	121,612
Net income	$472,077	$648,267	$419,750	$649,537
Net income per common share basic and diluted	$0.06	$0.09	$0.05	$0.09

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$472,077	$648,267	$419,750	$649,537
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	2,868,334	(112,202)	4,766,190	90,883
Less: Net realized investment gains	378,378	573,823	471,189	599,173
Net unrealized gains (losses)	2,489,956	(686,025)	4,295,001	(508,290)
Adjustment to deferred acquisition costs	(5,547)	345	(13,398)	(5,748)
Other comprehensive income (loss) before income tax expense (benefit)	2,484,409	(685,680)	4,281,603	(514,038)
Income tax expense (benefit)	511,973	(34,562)	903,088	39,481
Total other comprehensive income (loss)	1,972,436	(651,118)	3,378,515	(553,519)
Total comprehensive income (loss)	$2,444,513	$(2,851)	$3,798,265	$96,018

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2011	$62,533	$16,677,615	$-	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090	-	-	(2,428,328)	-
Subscriptions of common stock	6,357	4,044,125	-	-	-	4,050,482
Comprehensive income:
Net income	-	-	-	-	649,537	649,537
Other comprehensive loss	-	-	-	(553,519)	-	(553,519)
Balance as of September 30, 2011	$72,128	$23,146,830	$-	$2,751,851	$(5,168,362)	$20,802,447

Balance as of January 1, 2012	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,789	2,838,171	-	-	(2,841,960)	-
Subscriptions of common stock	2,671	1,744,569	-	-	-	1,747,240
Repurchase of common stock	-	-	(485,058)	-	-	(485,058)
Comprehensive income:
Net income	-	-	-	-	419,750	419,750
Other comprehensive income	-	-	-	3,378,515	-	3,378,515
Balance as of September 30, 2012	$80,109	$28,668,886	$(485,058)	$6,074,739	$(880,116)	$33,458,560

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$419,750	$649,537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	165,182	159,993
Accretion of discount on investments	(116,930)	(643,351)
Realized investment gains	(471,189)	(599,173)
Gain on sale of fixed asset	(2,934)	(2,171)
Loss on sale of invested real estate	-	2,150
Amortization of policy acquisition cost	437,537	206,594
Policy acquisition cost deferred	(1,885,010)	(1,575,579)
Loan origination fees deferred	(149,588)	-
Amortization of value of insurance business acquired	307,877	172,688
Provision for deferred federal income tax	(44,054)	88,342
Interest credited on policyholder deposits	2,505,815	1,087,522
Change in assets and liabilities:
Accrued investment income	(316,062)	(85)
Policy loans	(1,707)	(57,196)
Allowance for loan losses	5,997	(214,136)
Recoverable from reinsurers	(38,269)	(67,856)
Agents' balances and due premiums	7,048	(43,066)
Other assets	(427,576)	41,162
Future policy benefits	1,683,161	1,456,098
Policy claims	32,407	(24,977)
Premiums paid in advance	5,224	10,985
Other liabilities	(302,149)	573,184
Net cash provided by operating activities	1,814,530	1,220,665

Investing activities
Purchase of fixed maturity securities	(18,476,679)	(2,194,847)
Maturities of fixed maturity securities	1,378,000	600,000
Sales of fixed maturity securities	4,971,785	3,422,767
Purchase of equity securities	(504,568)	(1,198,706)
Sales of equity securities	891,480	-
Purchase of mortgage loans	(7,341,848)	(412,500)
Payments on mortgage loans	833,373	187,944
Purchase of invested real estate	-	(13,550)
Sale of invested real estate	-	49,000
Purchase of other long-term investments	(9,573,807)	(2,995,500)
Payments on other long-term investments	1,545,128	918,608
Maturity of certificate of deposit	-	102,273
Loans made for premiums financed	(924,868)	(2,103,627)
Loans repaid for premiums financed	1,455,667	2,249,726
Sales of furniture and equipment	5,000	2,300
Purchases of furniture and equipment	(1,294)	(121,248)
Net cash used in investing activities	(25,742,631)	(1,507,360)

Financing activities
Policyholder account deposits	11,386,515	8,076,604
Policyholder account withdrawals	(3,545,191)	(1,493,209)
Purchase of treasury stock	(485,058)	-
Proceeds from public stock offering	1,747,240	4,050,482
Net cash provided by financing activities	9,103,506	10,633,877

Increase (decrease) in cash	(14,824,595)	10,347,182
Cash and cash equivalents, beginning of period	27,705,711	12,985,278
Cash and cash equivalents, end of period	$12,881,116	$23,332,460

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas and Missouri.  The private placement is for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares are sold, the Company will receive $4,335,000 after reduction for offering expenses.  As of September 30, 2012, the Company has received gross proceeds of $310,760 from the subscription of 36,560 shares of its common stock in this private placement and incurred $46,614 in offering costs.

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
September 30, 2012
(Unaudited)

1.           Organization and Significant Accounting Policies (continued)

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2011.

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
September 30, 2012
(Unaudited)

1.           Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2012 through the date that these financial statements have been issued.

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
September 30, 2012
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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value.  If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed.  The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset.  If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2013.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

2.           Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2012 and December 31, 2011 are summarized as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,568,969	$275,199	$-	$2,844,168
Residential mortgage-backed securities	114,048	75,233	-	189,281
Corporate bonds	85,602,523	6,835,482	183,607	92,254,398
Foreign bonds	1,550,740	194,371	51,691	1,693,420
Total fixed maturity securities	$89,836,280	$7,380,285	$235,298	$96,981,267

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities
Mutual funds	$160,366	$45,601	$-	$205,967
Corporate preferred stock	247,960	22,375	-	270,335
Corporate common stock	317,166	153,094	-	470,260
Total equity securities	725,492	221,070	-	946,562
Total fixed maturity and equity securities	$90,561,772	$7,601,355	$235,298	$97,927,829

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,762,683	$46,489	$-	$2,809,172
Residential mortgage-backed securities	135,538	67,443	-	202,981
Corporate bonds	73,083,134	2,708,377	39,646	75,751,865
Foreign bonds	2,146,748	185,566	45,125	2,287,189
Total fixed maturity securities	$78,128,103	$3,007,875	$84,771	$81,051,207

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities
Mutual funds	$150,815	$32,707	$-	$183,522
Corporate preferred stock	247,960	-	-	247,960
Corporate common stock	352,166	115,245	-	467,411
Total equity securities	750,941	147,952	-	898,893
Total fixed maturity and equity securities	$78,879,044	$3,155,827	$84,771	$81,950,100

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

2.           Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2012 and December 31, 2011 are summarized as follows:

September 30, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$3,753,299	$183,607	24
Foreign bonds	551,439	51,691	2
Total fixed maturity securities	$4,304,738	$235,298	26

December 31, 2011	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$922,288	$39,646	5
Foreign bonds	965,011	45,125	4
Total fixed maturity securities	$1,887,299	$84,771	9

As of September 30, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 83%.  As of December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 90%.  Fixed maturity securities were 96% and 88% investment grade as rated by Standard & Poor’s as of September 30, 2012 and December 31, 2011, respectively.  There were no equity securities in an unrealized loss position as of September 30, 2012 and December 31, 2011.

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

Based on our review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2012 and the year ended December 31, 2011.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

2.           Investments (continued)

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized, as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011

Unrealized appreciation on available-for-sale securities	$7,366,057	$3,071,056
Adjustment to deferred acquisition costs	(38,994)	(25,596)
Deferred income taxes	(1,252,324)	(349,236)
Net unrealized appreciation on available-for-sale securities	$6,074,739	$2,696,224

The amortized cost and fair value of fixed maturity available-for-sale securities as of September 30, 2012, by contractual maturity, are summarized as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,010,797	$3,106,105
Due in one year through five years	27,281,689	29,275,696
Due after five years through ten years	48,466,701	52,526,457
Due after ten years	10,963,045	11,883,728
Due at multiple maturity dates	114,048	189,281
	$89,836,280	$96,981,267

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended Sepember 30,
	2012	2011	2012	2011
Proceeds	$3,205,210	$3,166,481	$7,241,265	$4,022,767
Gross realized gains	380,992	573,823	476,614	599,579
Gross realized losses	(2,614)	-	(5,425)	(406)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

2.           Investments (continued)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2012 and 2011 and the amount of realized investment gains on fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$2,465,576	$(612,053)	$4,221,883	$(433,431)
Equity securities	24,380	(73,972)	73,118	(74,859)
Other realized investment gains:
Available-for-sale securities:
Fixed maturity securities	20,230	573,823	109,725	599,173
Equity securities	358,148	-	361,464	-

Major categories of net investment income for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity securities	$1,341,056	$586,003	$3,900,111	$1,735,605
Equity securities	11,077	42,686	39,243	50,892
Mortgage loans	213,949	25,841	365,975	83,516
Real estate	93,684	89,600	280,635	267,407
Policy loans	27,785	8,365	76,615	26,744
Short-term and other investments	2,843	584	17,471	8,681
Gross investment income	1,690,394	753,079	4,680,050	2,172,845
Investment expenses	(125,259)	(123,639)	(376,090)	(383,970)
Net investment income	$1,565,135	$629,440	$4,303,960	$1,788,875

Included in invested assets are securities and other assets having amortized cost values of $3,228,517 and $2,671,077 and fair values of $3,478,020 and $2,713,063 as of September 30, 2012 and December 31, 2011, respectively, which have been placed on deposit with various state insurance departments.

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
September 30, 2012
(Unaudited)

3.           Fair Value Measurements (continued)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

3.           Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured and carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 is summarized as follows:

September 30, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,844,168	$-	$2,844,168
Residential mortgage-backed securities	-	189,281	-	189,281
Corporate bonds	-	92,254,398	-	92,254,398
Foreign bonds	-	1,693,420	-	1,693,420
Total fixed maturity securities	$-	$96,981,267	$-	$96,981,267
Equity securities, available-for-sale
Mutual funds	$106,427	$99,540	$-	$205,967
Corporate preferred stock	-	270,335	-	270,335
Corporate common stock	427,760	-	42,500	470,260
Total equity securities	$534,187	$369,875	$42,500	$946,562

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,809,172	$-	$2,809,172
Residential mortgage-backed securities	-	202,981	-	202,981
Corporate bonds	-	75,751,865	-	75,751,865
Foreign bonds	-	2,287,189	-	2,287,189
Total fixed maturity securities	$-	$81,051,207	$-	$81,051,207
Equity securities, available-for-sale
Mutual funds	$-	$183,522	$-	$183,522
Corporate preferred stock	-	247,960	-	247,960
Corporate common stock	389,911	-	77,500	467,411
Total equity securities	$389,911	$431,482	$77,500	$898,893

As of September 30, 2012, Level 3 financial instruments consisted of one private placement common stock that has no active trading.  As of December 31, 2011, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  These stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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
September 30, 2012
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

The Company’s equity securities are included in Level 1 except for mutual funds and the preferred stock included in Level 2 and the private placement common stocks included in Level 3.  Level 1 for these equity securities is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and based upon unadjusted prices.  Level 2 for the mutual funds and preferred stock is appropriate since they are not actively traded as of September 30, 2012.  The Company’s fixed maturity and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$77,500	$77,500	$77,500	$77,500

Sales	(35,000)	-	(35,000)	-

Ending balance	$42,500	$77,500	$42,500	$77,500

The Company uses various financial instruments in the normal course of its business.  The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

3.           Fair Value Measurements (continued)

The carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,293,766	$2,360,760	$-	$-	$2,360,760
Residential	6,368,280	6,368,280	-	-	6,368,280
Policy loans	1,474,373	1,474,373	-	-	1,474,373
Other long-term investments	18,534,991	20,752,300	-	-	20,752,300
Cash and cash equivalents	12,881,116	12,881,116	12,881,116	-	-
Accrued investment income	1,438,636	1,438,636	-	-	1,438,636
Loans from premium financing	485,620	485,620	-	-	485,620
Total financial assets	$43,476,782	$45,761,085	$12,881,116	$-	$32,879,969
Financial liabilities
Policyholders' account balances	$93,544,057	$92,952,819	$-	$-	$92,952,819
Policy claims	547,929	547,929	-	-	547,929
Total financial liabilities	$94,091,986	$93,500,748	$-	$-	$93,500,748

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,856,160	$1,934,303	$-	$-	$1,934,303
Residential	129,234	131,319	-	-	131,319
Policy loans	1,472,666	1,472,666	-	-	1,472,666
Other long-term investments	9,875,675	11,610,716	-	-	11,610,716
Cash and cash equivalents	27,705,711	27,705,711	27,705,711	-	-
Accrued investment income	1,122,574	1,122,574	-	-	1,122,574
Loans from premium financing	1,022,416	1,022,416	-	-	1,022,416
Total financial assets	$43,184,436	$44,999,705	$27,705,711	$-	$17,293,994
Financial liabilities
Policyholders' account balances	$81,730,322	$80,609,804	$-	$-	$80,609,804
Policy claims	515,522	515,522	-	-	515,522
Total financial liabilities	$82,245,844	$81,125,326	$-	$-	$81,125,326

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
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

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Estimated loan losses were $235,001 and $229,004 as of September 30, 2012 and December 31, 2011, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

4.           Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments for the three and nine months ended September 30, 2012 and 2011 and assets as of September 30, 2012 and December 31, 2011 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Life and annuity insurance operations	$3,521,425	$2,713,398	$10,189,056	$6,951,075
Premium finance operations	20,717	55,014	97,525	126,201
Corporate operations	369,153	20,235	407,820	23,372
Total	$3,911,295	$2,788,647	$10,694,401	$7,100,648
Income (loss) before income taxes:
Life and annuity insurance operations	$398,533	$877,183	$734,680	$1,200,390
Premium finance operations	(78,135)	(54,840)	(182,290)	(129,682)
Corporate operations	217,004	(87,793)	(56,549)	(299,559)
Total	$537,402	$734,550	$495,841	$771,149
Depreciation and amortization expense:
Life and annuity insurance operations	$195,896	$120,851	$877,170	$504,356
Premium finance operations	911	927	2,765	2,781
Corporate operations	9,864	8,899	30,661	32,138
Total	$206,671	$130,677	$910,596	$539,275

	September 30, 2012	December 31, 2011
Assets:
Life and annuity insurance operations	$154,913,578	$137,931,960
Premium finance operations	1,425,179	1,864,370
Corporate operations	6,098,013	4,951,325
Total	$162,436,770	$144,747,655

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

5.           Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance at beginning of period	$223,135	$235,619	$229,004	$443,071
Entries to statement of financial position	11,866	-	5,997	(191,991)
Entries to statement of operations	-	(6,684)	-	(22,145)
Allowance at end of period	$235,001	$228,935	$235,001	$228,935

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

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2009 through 2011 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

7.           Contingent Liabilities

In most states, guaranty fund assessments may be taken as a credit against premium taxes over a five-year period.  These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.

Item 2.  Management's Discussion and Analysis of Financial Condition, Results of Operations and Liquidity and Capital Resources

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2012

	Three Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$1,943,647	$1,525,552	$418,095	27.4%	$183,569	$234,526
Net investment income	1,565,135	629,440	935,695	148.7%	610,531	325,164
Net realized investment gains	378,378	573,823	(195,445)	-34.1%	-	(195,445)
Other revenues	24,135	59,832	(35,697)	-59.7%	1,162	(36,859)
Total revenues	3,911,295	2,788,647	1,122,648	40.3%	795,262	327,386
Benefits and claims	2,202,037	1,197,082	1,004,955	84.0%	578,460	426,495
Expenses	1,171,856	857,015	314,841	36.7%	306,435	8,406
Total benefits, claims and expenses	3,373,893	2,054,097	1,319,796	64.3%	884,895	434,901
Income (loss) before federal income tax expense (benefit)	537,402	734,550	(197,148)	-26.8%	(89,633)	(107,515)
Federal income tax expense (benefit)	65,325	86,283	(20,958)	-24.3%	(6,634)	(14,324)
Net income (loss)	$472,077	$648,267	$(176,190)	-27.2%	$(82,999)	$(93,191)
Net income per common share basic and diluted	$0.06	$0.09	$(0.03)

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2012
	Nine Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$5,806,616	$4,576,930	$1,229,686	26.9%	$704,339	$525,347
Net investment income	4,303,960	1,788,875	2,515,085	140.6%	1,817,680	697,405
Net realized investment gains	471,189	599,173	(127,984)	-21.4%	-	(127,984)
Other revenues	112,636	135,670	(23,034)	-17.0%	4,702	(27,736)
Total revenues	10,694,401	7,100,648	3,593,753	50.6%	2,526,721	1,067,032
Benefits and claims	6,747,854	3,878,696	2,869,158	74.0%	1,705,813	1,163,345
Expenses	3,450,706	2,450,803	999,903	40.8%	875,622	124,281
Total benefits, claims and expenses	10,198,560	6,329,499	3,869,061	61.1%	2,581,435	1,287,626
Income (loss) before federal income tax expense	495,841	771,149	(275,308)	-35.7%	(54,714)	(220,594)
Federal income tax expense	76,091	121,612	(45,521)	-37.4%	60,146	(105,667)
Net income (loss)	$419,750	$649,537	$(229,787)	-35.4%	$(114,860)	$(114,927)
Net income per common share basic and diluted	$0.05	$0.09	$(0.04)

Consolidated Condensed Financial Position as of September 30, 2012

	September 30, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011
	(Unaudited)

Investment assets	$129,934,959	$98,750,416	$31,184,543	31.6%
Other assets	32,501,811	45,997,239	(13,495,428)	-29.3%
Total assets	$162,436,770	$144,747,655	$17,689,115	12.2%

Policy liabilities	$124,804,170	$111,269,643	$13,534,527	12.2%
Other liabilities	4,174,040	5,079,899	(905,859)	-17.8%
Total liabilities	128,978,210	116,349,542	12,628,668	10.9%
Shareholders' equity	33,458,560	28,398,113	5,060,447	17.8%
Total liabilities and shareholders' equity	$162,436,770	$144,747,655	$17,689,115	12.2%

Shareholders' equity per common share	$4.25	$3.67	$0.58	15.8%

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value.  If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed.  The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset.  If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2013.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012 and December 31, 2011 for additional information regarding segment data.

Results of Operations – Three Months Ended September 30, 2012 and 2011

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  The impact on total revenues of Family Benefit Life total revenues, acquired on December 28, 2011, for the three months ended September 30, 2012 is summarized in the tables below.

Our revenues for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$1,943,647	$1,525,552	$418,095	27.4%	$183,569	$234,526
Income from premium financing	20,591	54,701	(34,110)	-62.4%	-	(34,110)
Net investment income	1,565,135	629,440	935,695	148.7%	610,531	325,164
Net realized investment gains	378,378	573,823	(195,445)	-34.1%	-	(195,445)
Other income	3,544	5,131	(1,587)	-30.9%	1,162	(2,749)
Total revenues	$3,911,295	$2,788,647	$1,122,648	40.3%	$795,262	$327,386

The increase of $327,386 in total revenues for the three months ended September 30, 2012, excluding Family Benefit Life revenues, is discussed below.

Premiums

Our premiums for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$183,569	$-	$183,569	-
Whole life and term first year	108,871	12,246	96,625	789.0%
Whole life and term renewal	542,167	539,528	2,639	0.5%
Final expense first year	267,100	280,047	(12,947)	-4.6%
Final expense renewal	841,940	693,731	148,209	21.4%
Total premiums	$1,943,647	$1,525,552	$418,095	27.4%

The $234,526 increase in premiums for the three months ended September 30, 2012, excluding Family Benefit Life premiums, is primarily due to a $148,209 increase in final expense renewal premiums and $96,625 increase in whole life and term first year premiums.

Premiums from whole life and term products should increase during the remainder of 2012.  Our captive agents were focused on a public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term product sales.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  There was a decrease of $34,110 in third quarter 2012.

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

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Fixed maturity securities	$1,341,056	$586,003	$755,053	128.8%	$606,341	$148,712
Equity securities	11,077	42,686	(31,609)	-74.1%	4,737	(36,346)
Mortgage loans	213,949	25,841	188,108	727.9%	1,405	186,703
Real estate	93,684	89,600	4,084	4.6%	3,750	334
Policy loans	27,785	8,365	19,420	232.2%	18,227	1,193
Short-term and other investments	2,843	584	2,259	386.8%	1,071	1,188
Gross investment income	1,690,394	753,079	937,315	124.5%	635,531	301,784
Investment expenses	(125,259)	(123,639)	1,620	-1.3%	(25,000)	(23,380)
Net investment income	$1,565,135	$629,440	$935,695	148.7%	$610,531	$325,164

The $301,784 increase in gross investment income for the three months ended September 30, 2012, excluding Family Benefit Life gross investment income, is due to the 2012 investment of excess cash primarily in fixed maturity securities, lottery receivables (included in gross investment income from fixed maturity securities) and mortgage loans.

The $23,380 decrease in investment expenses for the three months ended September 30, 2012, excluding Family Benefit Life investment expenses, is due to a $23,000 decrease in fees for investment advisory management services.

Net Realized Investment Gains

There was a $195,445 decrease in net realized investment gains during the three months ended September 30, 2012.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $20,230 for the three months ended September 30, 2012 resulted from proceeds of $2,613,575 on these securities that had carrying values of $2,593,345 at the 2012 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $358,148 for the three months ended September 30, 2012 resulted from proceeds of $591,635 on these securities that had carrying values of $233,487 at the 2012 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $573,823 for the three months ended September 30, 2011 resulted from proceeds of $3,166,481 on these securities that had carrying values of $2,592,658 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the three months ended September 30, 2011.

We have recorded no other-than-temporary impairments in 2012 and 2011.

Other Income

The $2,749 decrease in other income for the three months ended September 30, 2012, excluding Family Benefit Life other income, is primarily due to a decrease in service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.  The impact on total benefits, claims and expenses of Family Benefit Life total benefits, claims and expenses, acquired on December 28, 2011, for the three months ended September 30, 2012 is summarized in the tables below.

Our benefits, claims and expenses for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Total Increase(Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Benefits and claims
Increase (decrease) in future policy benefits	$472,508	$462,699	$9,809	2.1%	$(163,097)	$172,906
Death benefits	606,062	258,413	347,649	134.5%	199,645	148,004
Surrenders	156,212	95,799	60,413	63.1%	108,521	(48,108)
Interest credited to policyholders	873,679	380,171	493,508	129.8%	339,815	153,693
Dividend and accumulation benefits	93,576	-	93,576	-	93,576	-
Total benefits and claims	2,202,037	1,197,082	1,004,955	84.0%	578,460	426,495
Expenses
Policy acquisition costs deferred	(459,085)	(500,681)	41,596	-8.3%	-	41,596
Amortization of deferred policy acquisition costs	52,998	18,877	34,121	180.8%	-	34,121
Amortization of value of insurance business acquired	92,211	58,211	34,000	58.4%	56,277	(22,277)
Commissions	545,148	538,106	7,042	1.3%	8,339	(1,297)
Other underwriting, insurance and acquisition expenses	940,584	742,502	198,082	26.7%	241,819	(43,737)
Total expenses	1,171,856	857,015	314,841	36.7%	306,435	8,406
Total benefits, claims and expenses	$3,373,893	$2,054,097	$1,319,796	64.3%	$884,895	$434,901

The increase of $434,901 in total benefits, claims and expenses for the three months ended September 30, 2012, excluding Family Benefit Life benefits, claims and expenses, is discussed below.

Benefits and Claims

The $426,495 increase in benefits and claims for the three months ended September 30, 2012, excluding Family Benefit Life benefits and claims, is primarily due to the following:

•	$172,906 increase in the change in future policy benefits primarily relates to an increase in the number of final expense and ordinary policies in force.

•
$153,693 increase in interest credited to policyholders is primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•
$148,004 increase in death benefits is primarily due to an increase in the number of final expense claims incurred.  There was a 1,003 increase in the number of final expense policies in force from 7,827 policies as of September 30, 2011 to 8,830 policies as of September 30, 2012.  Correspondingly, there was a $9,067,109 increase in the amount of final expense insurance policies in force from $65,682,218 as of September 30, 2011 to $74,749,327 as of September 30, 2012.  This final expense policy expansion has increased our mortality exposure.

•	$48,108 decrease in surrenders reflects a slight improvement in persistency.

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

For the three months ended September 30, 2012 and 2011, capitalized costs were $459,085 and $500,681, respectively.  Amortization of deferred policy acquisition costs for the three months ended September 30, 2012 and 2011 were $52,998 and $18,877, respectively.

Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its third quarter 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and is in the process of filing new products for state approval that should begin being marketed during 2013.

The $41,596 decrease in the acquisition costs deferred primarily relates to decreased new business production of final expense products and annuity contracts in third quarter 2012 that exceeded an increase in the production of ordinary policies.  The $34,121 increase in the third quarter 2012 amortization of deferred acquisition costs primarily reflects the increase in final expense claims incurred and the increased annuity lapses after the surrender charge period.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $92,211 and $58,211 for the three months ended September 30, 2012 and 2011, respectively.  The $34,000 increase in the 2012 amortization of value of insurance business acquired primarily relates to the $56,277 amortization of value of insurance business acquired related to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Our commissions for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$8,339	$-	$8,339	-
Annuity	38,625	104,044	(65,419)	-62.9%
Whole life and term first year	73,313	18,352	54,961	299.5%
Whole life and term renewal	23,742	18,069	5,673	31.4%
Final expense first year	321,833	334,996	(13,163)	-3.9%
Final expense renewal	79,296	62,645	16,651	26.6%
Total commissions	$545,148	$538,106	$7,042	1.3%

The $1,297 decrease in commissions for the three months ended September 30, 2012, excluding Family Benefit Life commissions, is primarily due to:

•	$65,419 decrease in annuity first year, single and renewal commissions that corresponds to $2,007,252 of decreased third quarter annuity considerations deposited.

•	$13,163 decrease in final expense first year commissions that corresponds to $12,947 of decreased final expense first year premiums.

•
$5,673 increase in renewal whole life and term commissions that corresponds to $2,639 of increased renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010 and ended on April 30, 2012 and not on whole life and term product sales during 2011 and 2012.

•	$16,651 increase in final expense renewal commissions that corresponds to $148,209 of increased final expense renewal premiums.

•
$54,961 increase in first year whole life and term commissions that corresponds to $96,625 of increased first year whole life and term premiums.  The captive agents were focused on the public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term sales.  Therefore, commissions from these products should increase during the remainder of 2012.

Other Underwriting, Insurance and Acquisition Expenses

The $43,737 decrease in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2012, excluding Family Benefit Life expenses, is primarily attributed to third party legal, accounting, actuarial and other costs incurred in 2011 associated with the acquisition of Family Benefit Life.  The 2012 costs paid to third parties related to the synergy and conversion of Family Benefit Life into our operations are being accumulated in Family Benefit Life and for the three months ended September 30, 2012 are approximately $108,000.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  However, for 2012, we intend to file a combined life insurance company federal tax return for TLIC and Family Benefit Life.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2012 and 2011, deferred income tax expense was $11,960 and $56,676, respectively.  Current income tax expense was $53,365 and $29,607 for the three months ended September 30, 2012 and 2011, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $472,077 ($0.06 per common share basic and diluted) and $648,267 ($0.09 per common share basic and diluted) for the three months ended September 30, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2012 and 2011 were 7,888,074 and 7,485,038, respectively.  These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 to 2011	2012 to 2011
Revenues:
Life and annuity insurance operations	$3,521,425	$2,713,398	$808,027	29.8%
Premium finance operations	20,717	55,014	(34,297)	-62.3%
Corporate operations	369,153	20,235	348,918	1724.3%
Total	$3,911,295	$2,788,647	$1,122,648	40.3%

Income (loss) before income taxes:
Life and annuity insurance operations	$398,533	$877,183	$(478,650)	-54.6%
Premium finance operations	(78,135)	(54,840)	(23,295)	42.5%
Corporate operations	217,004	(87,793)	304,797	-347.2%
Total	$537,402	$734,550	$(197,148)	-26.8%

Life and Annuity Insurance Operations

The $808,027 increase in revenues from Life and Annuity Insurance Operations for the three months ended September 30, 2012 is primarily due to the following:

•	$795,262 of revenues due to the acquisition of Family Benefit Life on December 28, 2011

•	$326,433 increase in net investment income

•	$234,526 increase in premiums

•	$545,445 decrease in net realized investment gains.

The $478,650 decreased profitability from Life and Annuity Insurance Operations for the three months ended September 30, 2012 is primarily due to the following:

•	$545,455 decrease in net realized investment gains

•	$426,495 increase in benefits and claims

•	$89,633 of Family Benefit Life losses before income taxes

•	$75,717 decrease in policy acquisition costs deferred net of amortization

•	$326,433 increase in net investment income

•	$234,526 increase in premiums

•	$76,855 decrease in other underwriting, insurance and acquisition expenses

•	$22,277 decrease in amortization of value of insurance business acquired

Premium Finance Operations

The $34,297 decrease in revenues from Premium Finance Operations for the three months ended September 30, 2012 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $23,295 increased loss from Premium Finance Operations for the three months ended September 30, 2012 is primarily due to a $34,297 decrease in revenues and an $11,000 decrease in operating expenses in 2012.

Corporate Operations

The $348,918 increase in revenues from Corporate Operations for the three months ended September 30, 2012 is primarily due to $350,000 of net realized investment gains from the sale of an equity security.

The $304,797 increased profitability from Corporate Operations for the three months ended September 30, 2012 is primarily due primarily due to $348,918 of increased revenues discussed above.  This increase in revenues was partially offset by $44,000 of increased other underwriting, insurance and acquisition expenses.

Results of Operations – Nine Months Ended September 30, 2012 and 2011

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  The impact on total revenues of Family Benefit Life total revenues, acquired on December 28, 2011, for the nine months ended September 30, 2012 is summarized in the tables below.

Our revenues for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$5,806,616	$4,576,930	$1,229,686	26.9%	$704,339	$525,347
Income from premium financing	97,282	127,754	(30,472)	-23.9%	-	(30,472)
Net investment income	4,303,960	1,788,875	2,515,085	140.6%	1,817,680	697,405
Net realized investment gains	471,189	599,173	(127,984)	-21.4%	-	(127,984)
Other income	15,354	7,916	7,438	94.0%	4,702	2,736
Total revenues	$10,694,401	$7,100,648	$3,593,753	50.6%	$2,526,721	$1,067,032

The increase of $1,067,032 in total revenues for the nine months ended September 30, 2012, excluding Family Benefit Life revenues, is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$704,339	$-	$704,339	-
Whole life and term first year	178,533	62,725	115,808	184.6%
Whole life and term renewal	1,676,088	1,725,319	(49,231)	-2.9%
Final expense first year	811,249	830,264	(19,015)	-2.3%
Final expense renewal	2,436,407	1,958,622	477,785	24.4%
Total premiums	$5,806,616	$4,576,930	$1,229,686	26.9%

The $525,347 increase in premiums for the nine months ended September 30, 2012, excluding Family Benefit Life premiums, is primarily due to a $477,785 increase in final expense renewal premiums.  Premiums from whole life and term products should continue to increase during the remainder of 2012.  The captive agents were focused on a public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term product sales.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  There was a decrease of $30,472 for the nine months ended September 30, 2012.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Fixed maturity securities	$3,900,111	$1,735,605	$2,164,506	124.7%	$1,808,694	$355,812
Equity securities	39,243	50,892	(11,649)	-22.9%	14,202	(25,851)
Mortgage loans	365,975	83,516	282,459	338.2%	4,232	278,227
Real estate	280,635	267,407	13,228	4.9%	11,250	1,978
Policy loans	76,615	26,744	49,871	186.5%	49,003	868
Short-term and other investments	17,471	8,681	8,790	101.3%	5,299	3,491
Gross investment income	4,680,050	2,172,845	2,507,205	115.4%	1,892,680	614,525
Investment expenses	(376,090)	(383,970)	(7,880)	2.1%	(75,000)	(82,880)
Net investment income	$4,303,960	$1,788,875	$2,515,085	140.6%	$1,817,680	$697,405

The $614,525 increase in gross investment income for the nine months ended September 30, 2012, excluding Family Benefit Life gross investment income, is due to the 2012 investment of excess cash primarily in fixed maturity securities, lottery receivables (included in gross investment income from fixed maturity securities) and mortgage loans.

The $82,880 decrease in investment expenses for the nine months ended September 30, 2012, excluding Family Benefit Life investment expenses, is due to a $79,000 decrease in fees for investment advisory management services.

Net Realized Investment Gains

There was a $127,984 decrease in net realized investment gains for the nine months ended September 30, 2012.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $109,725 for the nine months ended September 30, 2012 resulted from proceeds of $6,349,785 for these securities that had carrying values of $6,240,060 at the 2012 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $361,464 for the nine months ended September 30, 2012 resulted from proceeds of $891,480 for these securities that had carrying values of $530,016 at the 2012 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $599,173 for the nine months ended September 30, 2011 resulted from proceeds of $4,022,767 for these securities that had carrying values of $3,423,594 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the nine months ended September 30, 2011.

We have recorded no other-than-temporary impairments in 2012 and 2011.

Other Income

The $2,736 increase in other income for the nine months ended September 30, 2012, excluding Family Benefit Life other income, is primarily due an increase in service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.  The impact on total benefits, claims and expenses of Family Benefit Life total benefits, claims and expenses, acquired on December 28, 2011, for the nine months ended September 30, 2012 is summarized in the tables below.

Our benefits, claims and expenses for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Total Increase(Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Benefits and claims
Increase (decrease) in future policy benefits	$1,645,523	$1,408,649	$236,874	16.8%	$(150,123)	$386,997
Death benefits	1,891,630	1,134,920	756,710	66.7%	377,653	379,057
Surrenders	430,212	247,605	182,607	73.7%	244,199	(61,592)
Interest credited to policyholders	2,505,815	1,087,522	1,418,293	130.4%	959,410	458,883
Dividend and accumulation benefits	274,674	-	274,674	-	274,674	-
Total benefits and claims	6,747,854	3,878,696	2,869,158	74.0%	1,705,813	1,163,345
Expenses
Policy acquisition costs deferred	(1,885,010)	(1,575,579)	(309,431)	19.6%	-	(309,431)
Amortization of deferred policy acquisition costs	437,537	206,594	230,943	111.8%	-	230,943
Amortization of value of insurance business acquired	307,877	172,688	135,189	78.3%	168,830	(33,641)
Commissions	1,835,323	1,547,115	288,208	18.6%	28,994	259,214
Other underwriting, insurance and acquisition expenses	2,754,979	2,099,985	654,994	31.2%	677,798	(22,804)
Total expenses	3,450,706	2,450,803	999,903	40.8%	875,622	124,281
Total benefits, claims and expenses	$10,198,560	$6,329,499	$3,869,061	61.1%	$2,581,435	$1,287,626

The increase of $1,287,626 in total benefits, claims and expenses for the nine months ended September 30, 2012, excluding Family Benefit Life benefits, claims and expenses, is discussed below.

Benefits and Claims

The $1,163,345 increase in benefits and claims for the nine months ended September 30, 2012, excluding Family Benefit Life benefits and claims, is primarily due to the following:

•
$458,883 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•	$386,997 increase in the change in future policy benefits primarily relates to an increase in the number of final expense and ordinary policies in force.

•
$379,057 increase in death benefits is primarily due to an increase in the number of final expense claims incurred.  There was a 1,003 increase in the number of final expense policies in force from 7,827 policies as of September 30, 2011 to 8,830 policies as of September 30, 2012.  Correspondingly, there was a $9,067,109 increase in the amount of final expense insurance policies in force from $65,682,218 as of September 30, 2011 to $74,749,327 as of September 30, 2012.  This final expense policy expansion has increased our mortality exposure.

•	$61,592 decrease in surrenders reflects an improvement in persistency.

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

For the nine months ended September 30, 2012 and 2011, capitalized costs were $1,885,010 and $1,575,579, respectively.  Amortization of deferred policy acquisition costs for the nine months ended September 30, 2012 and 2011 were $437,537 and $206,594, respectively.

Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and is in the process of filing new products for state approval that should begin being marketed beginning in 2013.

The $309,431 increase in the acquisition costs deferred primarily relates to increased production of ordinary policies that exceeded a decline in final expense policy production in 2012.  The $230,943 increase in the 2012 amortization of deferred acquisition costs primarily reflects the increase in final expense claims incurred and the increased annuity lapses after the surrender charge period.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $307,877 and $172,688 for the nine months ended September 30, 2012 and 2011, respectively.  The $135,189 increase in the 2012 amortization of value of insurance business acquired primarily relates to the $168,830 amortization of value of insurance business acquired related to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Our commissions for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$28,994	$-	$28,994	-
Annuity	406,115	260,165	145,950	56.1%
Whole life and term first year	125,875	50,267	75,608	150.4%
Whole life and term renewal	69,303	72,475	(3,172)	-4.4%
Final expense first year	977,485	991,205	(13,720)	-1.4%
Final expense renewal	227,551	173,003	54,548	31.5%
Total commissions	$1,835,323	$1,547,115	$288,208	18.6%

The $259,214 increase in commissions for the nine months ended September 30, 2012, excluding Family Benefit Life commissions, is primarily due to:

•	$145,950 increase in annuity first year, single and renewal commissions that corresponds to $3,309,911 of increased annuity considerations deposited.

•
$75,608 increase in first year whole life and term commissions that corresponds to $115,808 of increased first year whole life and term premiums.  The captive agents were focused on the public stock offering that began on June 29, 2010 and ended on April 30, 2012.  During those 22 months, the captive agents were not actively marketing whole life and term products.  These agents are now focused on whole life and term sales.  Therefore, commissions from these products should increase during the remainder of 2012.

•	$54,548 increase in final expense renewal commissions that corresponds to $477,785 of increased final expense renewal premiums.

•
$3,172 decrease in renewal whole life and term commissions that corresponds to a $49,231 decrease in renewal whole life and term premiums due to the focus of our captive agents on the public stock offering that began on June 29, 2010 and ended on April 30, 2012 and not on life insurance production during all of 2011 and most of 2012.

•	$13,720 decrease in final expense first year commissions that correspond to the $19,015 decrease in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $22,804 decrease in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2012, excluding Family Benefit Life expenses, is primarily attributed to third party legal, accounting, actuarial and other costs incurred in 2011 associated with the acquisition of Family Benefit Life.  The 2012 costs paid to third parties related to the synergy and conversion of Family Benefit Life into our operations are being accumulated in Family Benefit Life and for the nine months ended September 30, 2012 are approximately $128,000.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  However, for 2012, we intend to file a combined life insurance company federal tax return for TLIC and Family Benefit Life.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2012 and 2011, deferred income tax expense (benefit) was ($44,054) and $88,342, respectively.  Current income tax expense was $120,145 and $33,270 for the nine months ended September 30, 2012 and 2011, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $419,750 ($0.05 per common share basic and diluted) and $649,537 ($0.09 per common share basic and diluted) for the nine months ended September 30, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2012 and 2011 were 7,900,326 and 7,249,870, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 10, 2011 and January 11, 2012 and issued to holders of shares of the Company as of March 10, 2011 and March 10, 2012.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended June 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 to 2011	2012 to 2011
Revenues:
Life and annuity insurance operations	$10,189,056	$6,951,075	$3,237,981	46.6%
Premium finance operations	97,525	126,201	(28,676)	-22.7%
Corporate operations	407,820	23,372	384,448	1644.9%
Total	$10,694,401	$7,100,648	$3,593,753	50.6%
Income (loss) before income taxes:
Life and annuity insurance operations	$734,680	$1,200,390	$(465,710)	-38.8%
Premium finance operations	(182,290)	(129,682)	(52,608)	40.6%
Corporate operations	(56,549)	(299,559)	243,010	-81.1%
Total	$495,841	$771,149	$(275,308)	-35.7%
0

Life and Annuity Insurance Operations

The $3,237,981 increase in revenues from Life and Annuity Insurance Operations for the nine months ended September 30, 2012 is primarily due to the following:

•	$2,526,721 of revenues due to the acquisition of Family Benefit Life on December 28, 2011

•	$662,331 increase in net investment income

•	$525,347 increase in premiums

•	$477,984 decrease in net realized investment gains.

The $465,710 decreased profitability from Life and Annuity Insurance Operations for the nine months ended September 30, 2012 is primarily due to the following:

•	$1,163,345 increase in benefits and claims

•	$477,984 decrease in net realized investment gains

•	$259,214 increase in commissions

•	$54,714 of Family Benefit Life losses before income taxes

•	$662,331 increase in net investment income

•	$525,347 increase in premiums

•	$188,175 decrease in other underwriting, insurance and acquisition expenses

•	$78,488 increase in policy acquisition costs deferred net of amortization

•	$33,641 decrease in amortization of value of insurance business acquired

Premium Finance Operations

The $28,676 decrease in revenues from Premium Finance Operations for the nine months ended September 30, 2012 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $52,608 decreased profitability from Premium Finance Operations for the nine months ended September 30, 2012 is primarily due to $28,676 of decreased fee income and $24,000 of increased operating expenses.

Corporate Operations

The $384,448 increase in revenues from Corporate Operations for the nine months ended September 30, 2012 is primarily due to a $350,000 realized investment gain from the sale of equity securities available-for-sale and $34,448 of increased net investment income.

The $243,010 increased Corporate Operations profitability for the nine months ended September 30, 2012 is primarily due to the $384,448 increase in revenues discussed above.  This increase in revenues was partially offset by a $141,438 increase in other underwriting, insurance and acquisition expenses primarily related to increased staffing in 2012.

Consolidated Financial Condition

Our invested assets as of September 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $89,836,280 and $78,128,103 as of September 30, 2012 and September 30, 2012 and December 31, 2011, respectively)	$96,981,267	$81,051,207	$15,930,060	19.7%
Available-for-sale equity securities at fair value (cost: $725,492 and $750,941 as of September 30, 2012 and December 31, 2011, respectively)	946,562	898,893	47,669	5.3%
Mortgage loans on real estate	8,662,046	1,985,394	6,676,652	336.3%
Investment real estate	3,335,720	3,466,581	(130,861)	-3.8%
Policy loans	1,474,373	1,472,666	1,707	0.1%
Other long-term investments	18,534,991	9,875,675	8,659,316	87.7%
Total investments	$129,934,959	$98,750,416	$31,184,543	31.6%

The $15,930,060 increase in available for sale fixed maturity securities for the nine months ended September 30, 2012 is primarily due to purchases of $18,477,000 in excess of sales and maturities of $6,350,000, net realized investment gains of $110,000, $4,222,000 increase in unrealized appreciation and premium amortization of $529,000.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of September 30, 2012, we held 26 available-for-sale fixed maturity securities with an unrealized loss of $235,298, fair value of $8,704,738 and amortized cost of $8,940,036.

As of December 31, 2011, we held nine fixed maturity securities available-for-sale with an unrealized loss of $84,771, fair value of $1,887,299 and amortized cost of $1,972,070.  Since the Family Benefit Life available-for-sale fixed maturity securities were acquired on December 28, 2011, the amortized cost equaled the fair value as of December 31, 2011.

The $47,669 increase in available-for-sale equity securities for the nine months ended September 30, 2012 is primarily due to purchases of $505,000, sales of $891,000, net realized investment gains of $361,000 and a $73,000 increase in unrealized appreciation of available-for-sale equity securities.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of both September 30, 2012 and December 31, 2011 there were no available-for-sale equity securities in an unrealized loss position.  Since the Family Benefit Life available-for-sale equity securities were acquired on December 28, 2011, the amortized cost equaled the fair value as of December 31, 2011.

The $6,676,652 increase in mortgage loans for the nine months ended September 30, 2012 is primarily due to the origination of $7,342,000 of mortgage loans, $150,000 capitalization of loan origination fees less principal payments of $833,000 and amortization of $19,000.

The $8,659,316 increase in other long-term investments (comprised of lottery receivables) for the nine months ended September 30, 2012 is primarily due to the purchases of $9,574,000, $630,000 of accretion of discount less principal payments of $1,545,000.

Our assets other than invested assets as of September 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011
	(Unaudited)
Cash and cash equivalents	$12,881,116	$27,705,711	$(14,824,595)	-53.5%
Accrued investment income	1,438,636	1,122,574	316,062	28.2%
Recoverable from reinsurers	1,170,390	1,132,121	38,269	3.4%
Agents' balances and due premiums	374,853	381,901	(7,048)	-1.8%
Loans from premium financing, net	485,620	1,022,416	(536,796)	-52.5%
Deferred policy acquisition costs	6,686,074	5,251,999	1,434,075	27.3%
Value of insurance business acquired	7,604,592	7,912,469	(307,877)	-3.9%
Property and equipment, net	135,749	170,843	(35,094)	-20.5%
Other assets	1,724,781	1,297,205	427,576	33.0%
Assets other than investment assets	$32,501,811	$45,997,239	$(13,495,428)	-29.3%

The $14,824,595 decrease in cash is primarily due to the company investing these funds in fixed maturity securities, mortgage loans and other long-term investments (i.e., lottery receivables).

The $536,796 decrease in loans from premium financing is related to normal loan collections and our decision to discontinue offering premium finance contracts on July 1, 2012.

Other assets include federal and state incomes taxes recoverable, prepaid expenses, notes receivable and customer account balances receivable.  The increase in other assets is primarily due to a $325,000 increase in recoverable federal and state income taxes.

The progression of the Company’s loans from premium financing for the nine months ended September 30, 2012 and year ended December 31, 2011 is summarized as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of year	$1,274,707	$1,622,567
Loans financed	843,925	2,341,126
Unearned interest	51,525	136,189
Capitalized fees and interest	11,810	52,155
Payment of loans and unearned interest	(1,455,667)	(2,877,330)
Ending loan balance including unearned interest	726,300	1,274,707
Unearned interest included in ending loan balances	(5,679)	(23,287)
Loan balance net of unearned interest	720,621	1,251,420
Less allowance for loan loss	(235,001)	(229,004)
Loan balance net of unearned interest and allowance for loan losses	$485,620	$1,022,416

Our liabilities as of September 30, 2012 (unaudited) and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011
	(Unaudited)
Policy liabilities
Policyholders' account balances	$93,544,057	$81,730,322	$11,813,735	14.5%
Future policy benefits	30,660,347	28,977,186	1,683,161	5.8%
Policy claims	547,929	515,522	32,407	6.3%
Premiums paid in advance	51,837	46,613	5,224	11.2%
Total policy liabilities	124,804,170	111,269,643	13,534,527	12.2%
Deferred federal income taxes	3,485,596	2,622,711	862,885	32.9%
Other liabilities	688,444	2,457,188	(1,768,744)	-72.0%
Total liabilities	$128,978,210	$116,349,542	$12,628,668	10.9%

Other liabilities include deposits on pending policy applications, accrued expenses, accounts payable and unearned investment income.

The $13,534,527 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $9,308,000, $2,506,000 of interest credited to policyholder account deposits and a $1,683,000 increase in future policy benefit reserves.  Policyholder account deposits on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 have been reduced by $1,467,000 to reflect decreases in deposits on pending applications included in other liabilities as of December 31, 2011.

The $862,885 increase in deferred federal income taxes during the nine months ended September 30, 2012 was due to deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities.  This increase was partially offset by $44,054 of operating deferred tax benefits.

The $1,768,744 decrease in other liabilities is due to a $1,467,000 decrease in deposits on pending applications and a $400,000 reduction in accrued liabilities due to payment of and reduction in bonuses accrued as of December 31, 2011.  This decrease is partially offset by a $100,000 increase in accrued expenses.  Other liabilities on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 have been reduced by $1,467,000 to reflect decreases in deposits on pending applications included in other liabilities as of December 31, 2011.

.
Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through September 30, 2012, we have received $26,785,770 from the sale of our shares. Our operations have been profitable and have generated $4,390,172 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the September 30, 2012 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,270,288 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of September 30, 2012 to $880,116.

As of September 30, 2012, we had cash and cash equivalents totaling $12,881,116.  As of September 30, 2012, cash and cash equivalents of $4,813,577 and $2,809,125, respectively, of the total $12,881,116 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is no capacity for TLIC to pay a dividend in 2012 without prior approval.  However, there is the capacity for Family Benefit Life to pay a dividend up to $934,675 in 2012 without prior approval. There were no dividends paid or a return of capital to the parent company in 2011.

The Federal Deposit Insurance Corporation currently insures all non-interest bearing accounts.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  We do not believe we are at significant risk for such a loss.

Our unaudited cash flows for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011	2012 to 2011	2012 to 2011
	(Unaudited)
Net cash provided by operating activities	$1,814,530	$1,220,665	$593,865	48.7%
Net cash used in investing activities	(25,742,631)	(1,507,360)	(24,235,271)	1607.8%
Net cash provided by financing activities	9,103,506	10,633,877	(1,530,371)	-14.4%
Increase (decrease) in cash	(14,824,595)	10,347,182	(25,171,777)	-243.3%
Cash and cash equivalents, beginning of period	27,705,711	12,985,278	14,720,433	113.4%
Cash and cash equivalents, end of period	$12,881,116	$23,332,460	$(10,451,344)	-44.8%

The $593,865 increase in cash provided by operating activities during the nine months ended September 30, 2012 is primarily due to premiums and net investment income in excess of benefits, claims, commissions and other underwriting, insurance and acquisition expenses.

The $24,235,271 of increased cash used for investing activities during the nine months ended September 30, 2012 was primarily related to the purchase of investments in fixed maturity securities, equity securities, mortgage loans and lottery receivables in excess of maturities, sales and repayments of those investment types.

The $1,530,371 decrease in cash provided by financing activities for the nine months ended September 30, 2012 resulted from a decrease of $2,303,242 in the net proceeds from the public and private placement stock offerings and $485,058 purchase of treasury shares.  This decrease was partially offset by a $1,257,929 net increase in policyholder account deposits.

Our shareholders’ equity as of September 30, 2012 (unaudited) and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011
	(Unaudited)
Common stock, par value $.01 per share, 20,000,000 shares authorized, 7,974,373 and 6,798,535 issued and 7,835,785 and 6,798,535 outstanding as of September 30, 2012 and December 31, 2011, respectively, and 36,560 and 566,404 subscribed as of September 30, 2012 and December 31, 2011, respectively	$80,109	$73,649	$6,460	8.8%
Additional paid-in capital	28,668,886	24,086,146	4,582,740	19.0%
Treasury stock, at cost (138,588 shares as of September 30, 2012)	(485,058)	-	(485,058)	-
Accumulated other comprehensive income	6,074,739	2,696,224	3,378,515	125.3%
Accumulated earnings (deficit)	(880,116)	1,542,094	(2,422,210)	-157.1%
Total shareholders' equity	$33,458,560	$28,398,113	$5,060,447	17.8%

The increase in shareholders’ equity of $5,060,447 for the nine months ended September 30, 2012 is due to $1,747,240 of proceeds generated from the public stock offering (gross proceeds of $2,055,576 and offering expenses of $308,336), $3,378,515 of other comprehensive income, $419,750 of net income less $485,058 purchase of treasury stock.

Equity per common share outstanding increased 15.8% to $4.25 as of September 30, 2012 compared to $3.67 per share as of December 31, 2011, based upon 7,872,345 common shares outstanding and subscribed as of September 30, 2012 and 7,733,186 outstanding common shares as of December 31, 2011.  The common shares outstanding and subscribed as of December 31, 2011 reflect the retrospective adjustment for the impact of the 2012 5% stock dividends declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $7,366,057 and $3,071,056 as of September 30, 2012 and December 31, 2011, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $4,295,001 increase in unrealized gain for the nine months ended September 30, 2012 has been offset by the net realized investment gain of $471,189 due to the sale and call activity for available-for-sale fixed maturity securities and sale of available-for-sale equity securities during 2012.

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

One of our significant risks relates to the fluctuations in interest rates.  Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes.  From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and Family Benefit Life’s annuity business is subject to variable interest rates.  Life insurance company policy liabilities bear fixed rates.  From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of September 30, 2012, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 15.3% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas and Missouri.  The private placement is for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares are sold, the Company will receive $4,335,000 after reduction for offering expenses.  As of September 30, 2012, the Company has received gross proceeds of $310,760 from the subscription of 36,560 shares of its common stock in this private placement and incurred $46,614 in offering costs.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of September 30, 2012 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 13, 2012	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 13, 2012	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer