Form 10-K
period 2012-12-31
First Trinity Financial CORP
filed 2013-03-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 11, 2013: 7,789,060 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC") is the parent holding company of Trinity Life Insurance Company, Family Benefit Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota.  The private placement is for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses.  As of December 31, 2012, the Company had received gross proceeds of $536,095 from the subscription of 63,070 shares of its common stock in this private placement and incurred $232,921 in offering costs. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $620,245 from the subscription of 72,970 shares of its common stock and incurred $290,163 in offering costs.

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

TLIC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest.  TLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products.  The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years.  They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee.  The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting.  TLIC also offers various annuity and deposit-type liability products.  The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.  In late 2012, Family Benefit Life was initially licensed in the states of Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia.

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

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2009, that operated as a property and casualty insurance agency but currently has no operations.

The Company was a development stage company until commencing operations in 2007.  Net losses of $3,480,907 occurred from 2004 through 2009.  Those losses resulted primarily from costs incurred while raising capital and establishing the subsidiary companies as well as losses resulting from issuing and administering new and renewal life insurance policies.  The Company’s operations produced combined net income of $8,553,210 in 2010, 2011 and 2012.  The Company has therefore had cumulative net income since inception of $5,072,303.

The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings (deficit) being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,270,288 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of December 31, 2012 to $197,985.

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

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of Family Benefit Life from Family Benefit Life’s shareholders (the “Family Benefit Life acquisition”).  The Family Benefit Life acquisition was accounted for as a purchase.  The aggregate purchase price for the Family Benefit Life acquisition was $13,855,129.  Given that the Family Benefit Life acquisition occurred in late December 2011, the acquisition only impacted the Company’s consolidated statement of financial position as of December 31, 2011 and not the Company’s consolidated statement of operations for the year ended December 31, 2011.  Family Benefit Life’s 2012 operating results are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2012.

TLIC's acquisition of 100% ownership of Family Benefit Life for $13,855,129 was paid in cash.  The fair value of the net assets acquired in this transaction was $20,770,608.  Since the fair value of the net assets acquired exceeded the purchase price for acquiring those net assets by $6,915,479, the residual was recorded in the consolidated statements of operations as a component of revenues captioned as “Gain from acquisition of Family Benefit Life” per the requirements of Financial Accounting Standards Board Codification Topic 805 “Business Combinations.”  The reason for the gain from the acquisition of Family Benefit Life primarily related to its management not being committed to rebuild its marketing force in the 2011 economic environment.

Financial Information about Segments

Our business is comprised of three primary operating business segments: Life and Annuity Insurance Operations, Premium Finance Operations and Corporate Operations.  Results for the parent holding company, after elimination of intercompany amounts, are allocated to the corporate operations segment.  See Note 12 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2012 and 2011.

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

TLIC renewed its administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on August 28, 2012.  Under the terms of this agreement, IHLIC provided services include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of TLIC.  The agreement is effective for a period of five (5) years from September 1, 2012 through August 31, 2017 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

Family Benefit Life entered into an administrative services agreement with IHLIC on November 28, 2012.  Under the terms of this agreement, IHLIC provided services include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of FBLIC.  The agreement is effective for a period of five (5) years from November 1, 2012 through October 31, 2017 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

FTFC entered into an administrative services agreement with IHLIC on January 7, 2011.  Under the terms of this agreement, IHLIC provides services incidental to the operation of FTFC as a financial holding company.  The agreement is effective for a period of five (5) years from January 1, 2011 through December 31, 2015 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.  The majority of its inforce business resulted from the acquisition of FLAC.  TLIC markets its products through independent agents.  With the acquisition of Family Benefit Life in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico.  In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia.

The following table sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection, for the most significant states in which we are licensed, for the years ended December 31, 2012 and 2011, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and Family Benefit Life.

	2012
State	Life		Annuity
Illinois	$759,462	10%	$271,584	2%
Kansas	2,216,328	28%	3,353,559	24%
Kentucky	157,717	2%	-	0%
Missouri	672,018	8%	686,815	5%
Nebraska	200,166	3%	1,568,425	11%
North Dakota	139,999	2%	1,604,688	11%
Ohio	802,968	10%	142,100	1%
Oklahoma	1,728,591	21%	1,479,199	11%
Texas	1,163,941	15%	4,730,831	34%
All other	113,223	1%	185,013	1%
Total direct collected premium	$7,954,413	100%	$14,022,214	100%

	2011
State	Life		Annuity
Illinois	$662,596	10%	$233,200	2%
Kansas	2,027,065	31%	4,416,651	29%
Kentucky	117,781	2%	-	0%
Nebraska	127,653	2%	768,952	5%
North Dakota	141,904	2%	3,491,223	23%
Ohio	709,532	10%	25,600	0%
Oklahoma	1,615,111	25%	1,466,488	10%
Texas	1,090,481	17%	4,769,022	31%
All other	98,814	1%	65,508	0%
Total direct collected premium	$6,590,937	100%	$15,236,644	100%

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

Family Benefit Life also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk.  Family Benefit Life reinsures initial amounts of risk on any one life in excess of $50,000 for individual life insurance with Optimum Re.  Family Benefit Life also reinsures its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

Family Benefit Life participates in the Servicemen Group Life Insurance Pool, administered by Prudential Life Insurance Company, in which it assumes group life insurance on a percentage based on the total inforce amount of participating companies.  The group plan permits conversion to permanent insurance with the initial face amount reinsured with the Office of Servicemembers Group Life Insurance.

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

TLIC is subject to Oklahoma laws and Family Benefit Life is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval.  In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.  Family Benefit Life paid $1,515,975 of dividends to TLIC in 2012 and received permission from the Missouri Department of Insurance to pay $581,300 of dividends in excess of the $934,675 limitation.

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

Premium Finance Operations

The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC continues to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

The premium finance subsidiary, FTCC, has provided premium financing to individuals and businesses.  Many casualty insurance carriers require their premiums to be paid on an annual or lump sum basis.  A premium finance company finances these casualty premiums.  A typical premium finance contract requires the insured to pay 25% of the premium up front and the balance is paid over a nine month period.  Premium financing is unique in that the unpaid balance due the company is lower than the unearned premium, which has in effect been assigned to the company in the event of non-payment, thus, the element of risk is minimized.

FTCC was capitalized with $4,000,000 from FTFC.  The Company engages in the premium finance business, independent of its life insurance business.  FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  Until the May 16, 2012 announcement discussed above, FTCC had historically contracted with over 200 insurance agencies to finance their casualty insurance premiums but two years ago focused on financing with approximately 30 agencies primarily in Oklahoma.  There was no guarantee that those agencies would write premium financing contracts with FTCC.  FTCC was not dependent on a single customer or a few major customers.  During 2011, FTCC returned $1,000,000 of capital to FTFC.  During 2012, FTCC returned $650,000 of capital to FTFC.

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

Finance companies are subject to interest rate fluctuations.  An increase in the cost of funds or a decrease in interest rates that FTCC charged could affect profitability.

The premium financing business is highly competitive in every channel in which FTCC competed.  FTCC competed with large financial institutions most of which may have greater financial, marketing and other resources than FTCC.  FTCC targeted the niche market of small businesses and individual consumers needing casualty insurance financing and faced competition with many specialty financing businesses.  Some competitors were affiliated with property and casualty writing agencies and may have advantageous marketing relationships with their affiliates.

SIS, a property and casualty insurance agency acquired in 2009, wrote commercial and personal lines of insurance, primarily in the state of Mississippi.  SIS is no longer operating as a property and casualty insurance agency and currently has no operations.

Employees

As of March 11, 2013, the Company had nine full-time employees and one part-time employee.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby, effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015.  The Company incurred rent expense of $76,136 and $72,809 for the years ended December 31, 2012 and 2011, respectively, under this lease and other minor leases.  The Company received a $120,000 leasehold improvement allowance from the lessor that is being amortized over the non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2012 and 2011.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for 2013 and 2014 and $71,073 in 2015.

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

The future minimum lease payments to be received under the above non cancelable lease agreements are $360,072, $360,072, $235,220 and $87,675 for the years 2013 through 2016, respectively.

Family Benefit Life owned approximately one and one-half acres of land located in Jefferson City, Missouri.  A 6,100 square foot building (serving as Family Benefit Life’s headquarters) and a 2,200 square foot building (leased to a third party) are on one acre of this land and the other half acre is held for sale.  In October 2012, both of the buildings were sold.

With respect to the 2,200 square foot building, Family Benefit Life entered into a one-year lease beginning August 1, 2010 and ending July 31, 2011.  The lease could have been renewed annually if no termination notice was given by either party on or before May 1.  No notice was given by either party on May 1, 2011 or May 1, 2012 and therefore the lease was renewed for additional one-year periods.  The tenant paid Family Benefit Life $15,000 per year in monthly installments of $1,250.  In connection with the October 2012 sale of the two buildings, the underlying third party lease was transferred to the new owner.  The new owner also charged the Company $12,152 of rent during the last three months of 2012.

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

None

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Company as of March 10, 2011.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by whichshareholders received a share of common stock for each 20 shares of common stock of the Company theyhold.  The dividend was payable to the holders of shares of the Company as of March 10, 2012.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 378,928 shares in connection with the stock dividend that resulted in accumulated earnings being charged $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.

(iii)      Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)       None

(c)       The Company repurchased 185,313 shares of its common stock from former members of the Board of Directors at a cost of $648,595 during 2012.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation  (“we” “us”, “our”, or the Company) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders.  Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.  With the acquisition of Family Benefit Life in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico.  In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia.

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

The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC continues to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

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

In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of Family Benefit Life Insurance Company, included in the life insurance segment, for $13,855,129.  Given that the Family Benefit Life acquisition occurred in late December 2011, the acquisition only impacts the Company’s consolidated statement of financial position as of December 31, 2011 and not the Company’s consolidated statement of operations for the year ended December 31, 2011.  Family Benefit Life’s 2012 operating results are reflected in the Company’s consolidated statement of operations for the year ended December 31, 2012.

Our profitability in the life insurance segment is a function of our ability to accurately price the policies that we write, adequately value life insurance business acquired and administer life insurance company acquisitions at an expense level that validates the acquisition cost.  Profitability in the premium financing segment is dependent on the Company’s ability to compete in that sector, maintain low administrative costs and minimize losses.  However, as introduced above, the Company has discontinued its premium financing operations and will completely exit that segment of the business on approximately July 1, 2013.

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

As of December 31, 2012 and 2011 there was $1,230,982 and $827,409, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and Family Benefit Life.  The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $414,820 in 2013, $421,829 in 2014, $409,016 in 2015, $395,025 in 2016 and $381,246 in 2017.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The updated guidance will not have any effect on the Company's results of operations, financial position or liquidity.

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

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Year Ended December 31, 2012

	Year Ended December 31,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$8,024,901	$6,229,383	$1,795,518	28.8%	$1,177,106	$618,412
Net investment income	5,920,278	2,291,761	3,628,517	158.3%	2,547,865	1,080,652
Net realized investment gains	746,889	604,784	142,105	23.5%	199,216	(57,111)
Gain from acquisition of Family Benefit Life	-	6,915,479	(6,915,479)	-100.0%	-	(6,915,479)
Other revenues	116,452	182,852	(66,400)	-36.3%	140	(66,540)
Total revenues	14,808,520	16,224,259	(1,415,739)	-8.7%	3,924,327	(5,340,066)
Benefits and claims	9,242,052	5,308,825	3,933,227	74.1%	2,408,286	1,524,941
Expenses	4,608,655	3,425,163	1,183,492	34.6%	1,268,967	(85,475)
Total benefits, claims and expenses	13,850,707	8,733,988	5,116,719	58.6%	3,677,253	1,439,466
Income before federal income tax expense (benefit)	957,813	7,490,271	(6,532,458)	-87.2%	247,074	(6,779,532)
Federal income tax expense (benefit)	(144,068)	130,278	(274,346)	-210.6%	(119,032)	(155,314)
Net income	$1,101,881	$7,359,993	$(6,258,112)	-85.0%	$366,106	$(6,624,218)
Net income per common share basic and diluted	$0.14	$1.00	$(0.86)

Consolidated Condensed Financial Position as of December 31, 2012

	December 31, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011

Investment assets	$133,846,664	$98,750,416	$35,096,248	35.5%
Other assets	31,603,653	45,997,239	(14,393,586)	-31.3%
Total assets	$165,450,317	$144,747,655	$20,702,662	14.3%

Policy liabilities	$126,966,173	$111,269,643	$15,696,530	14.1%
Deferred federal income taxes	3,301,524	2,622,711	678,813	25.9%
Other liabilities	1,460,508	2,457,188	(996,680)	-40.6%
Total liabilities	131,728,205	116,349,542	15,378,663	13.2%
Shareholders' equity	33,722,112	28,398,113	5,323,999	18.7%
Total liabilities and shareholders' equity	$165,450,317	$144,747,655	$20,702,662	14.3%

Shareholders' equity per common share	$4.29	$3.67	$0.62	17.0%

Results of Operations – Years Ended December 31, 2012 and 2011

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.  The impact on total revenues of Family Benefit Life total revenues, acquired on December 28, 2011, for the year ended December 31, 2012 is summarized in the tables below.

Our revenues for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Premiums	$8,024,901	$6,229,383	$1,795,518	28.8%	$1,177,106	$618,412
Income from premium financing	102,491	168,124	(65,633)	-39.0%	-	(65,633)
Net investment income	5,920,278	2,291,761	3,628,517	158.3%	2,547,865	1,080,652
Net realized investment gains	746,889	604,784	142,105	23.5%	199,216	(57,111)
Gain from acquisition of Family benefit Life	-	6,915,479	(6,915,479)	-100.0%	-	(6,915,479)
Other income	13,961	14,728	(767)	-5.2%	140	(907)
Total revenues	$14,808,520	$16,224,259	$(1,415,739)	-8.7%	$3,924,327	$(5,340,066)

The decrease of $5,340,066 in total revenues for the year ended December 31, 2012, excluding Family Benefit Life revenues, is discussed below.

Premiums

Our premiums for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$1,177,106	$-	$1,177,106	-
Whole life and term first year	226,835	62,722	164,113	261.7%
Whole life and term renewal	2,214,485	2,356,464	(141,979)	-6.0%
Final expense first year	1,058,505	1,105,504	(46,999)	-4.3%
Final expense renewal	3,347,970	2,704,693	643,277	23.8%
Total premiums	$8,024,901	$6,229,383	$1,795,518	28.8%

The $618,412 increase in premiums for the year ended December 31, 2012, excluding Family Benefit Life premiums, is primarily due to a $643,277 increase in final expense renewal premiums.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  There was a decrease of $65,633 for the year ended December 31, 2012.

As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC continues to process payments and service all existing premium financing contracts after June 30, 2012 and through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Increase Net (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Fixed maturity securities	$4,194,409	$1,718,804	$2,475,605	144.0%	$2,218,935	$256,670
Equity securities	49,235	55,725	(6,490)	-11.6%	18,369	(24,859)
Other long-term investments	1,188,323	599,468	588,855	98.2%	333,739	255,116
Mortgage loans	544,567	116,219	428,348	368.6%	6,057	422,291
Real estate	370,620	348,002	22,618	6.5%	11,250	11,368
Policy loans	100,120	32,233	67,887	210.6%	62,458	5,429
Short-term and other investments	21,939	22,763	(824)	-3.6%	5,650	(6,474)
Gross investment income	6,469,213	2,893,214	3,575,999	123.6%	2,656,458	919,541
Investment expenses	(548,935)	(601,453)	(52,518)	8.7%	(108,593)	(161,111)
Net investment income	$5,920,278	$2,291,761	$3,628,517	158.3%	$2,547,865	$1,080,652

The $919,541 increase in gross investment income for the year ended December 31, 2012, excluding Family Benefit Life gross investment income, is due to the 2012 investment of excess cash primarily in fixed maturity securities, other long-term investments (lottery receivables) and mortgage loans.

The $161,111 decrease in investment expenses for the year ended December 31, 2012, excluding Family Benefit Life investment expenses, is due to $117,000 of decreased investment advisory management service fees and $72,000 of decreased investment real estate expenses that more than offset $28,000 of increased loan origination fees.

Net Realized Investment Gains

There was a $142,105 increase in net realized investment gains for the year ended December 31, 2012.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $228,320 for the year ended December 31, 2012 resulted from proceeds of $9,511,967 for these securities that had carrying values of $9,283,647 at the 2012 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $442,737 for the year ended December 31, 2012 resulted from proceeds of $1,114,426 for these securities that had carrying values of $671,689 at the 2012 disposal dates.

The net realized investment gains from the sale of investment real estate of $75,832 for the year ended December 31, 2012 resulted from proceeds of $512,500 for two buildings that had a carrying value of $436,668 at the 2012 disposal date.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $606,935 for the year ended December 31, 2011 resulted from proceeds of $4,671,870 for these securities that had carrying values of $4,064,935 at the 2011 disposal dates.

There were no sales of equity securities available-for-sale for the year ended December 31, 2011.

The net realized investment losses from the sale of investment real estate of $2,151 for the year ended December 31, 2011 resulted from proceeds of $49,000 for the sale of land that had a carrying value of $51,151 at the 2011 disposal date.

We have recorded no other-than-temporary impairments in 2012 and 2011.

Gain from Acquisition of Family Benefit Life

In late December 2011, we acquired 100% ownership of Family Benefit Life from its shareholders for $13,855,129 paid in cash.  The fair value of the net assets acquired in this transaction was $20,770,608.  Since the fair value of the net assets acquired exceeded the cost paid for those assets by $6,915,479, the residual was recorded in the consolidated statements of operations as a component of revenues captioned “Gain from acquisition of Family Benefit Life” per the requirements of FASB Codification Topic 805 “Business Combinations.”  The reason for the gain from the acquisition of Family Benefit Life related primarily to that company’s management not being committed to rebuild the marketing force of that company in the current economic environment.

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

Other Income

The $907 decrease in other income for the year ended December 31, 2012, excluding Family Benefit Life other income, is primarily due to decrease service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

The impact on total benefits, claims and expenses of Family Benefit Life total benefits, claims and expenses, acquired on December 28, 2011, for the year ended December 31, 2012 is summarized in the tables below.

Our benefits, claims and expenses for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,		Total Increase (Decrease)	Percentage Change	Family Benefit Life	Net Increase (Decrease)
	2012	2011	2012 less 2011	2012 to 2011	2012 Results	2012 less 2011
Benefits and claims
Increase (decrease) in future policy benefits	$2,054,925	$1,982,865	$72,060	3.6%	$(407,069)	$479,129
Death benefits	2,863,555	1,479,188	1,384,367	93.6%	852,322	532,045
Surrenders	583,498	336,062	247,436	73.6%	310,827	(63,391)
Interest credited to policyholders	3,330,592	1,510,710	1,819,882	120.5%	1,242,724	577,158
Dividend and supplementary life contract benefits	409,482	-	409,482	-	409,482	-
Total benefits and claims	9,242,052	5,308,825	3,933,227	74.1%	2,408,286	1,524,941
Expenses
Policy acquisition costs deferred	(2,302,070)	(2,262,751)	(39,319)	1.7%	-	(39,319)
Amortization of deferred policy acquisition costs	512,546	230,284	282,262	122.6%	-	282,262
Amortization of value of insurance business acquired	403,573	222,451	181,122	81.4%	225,106	(43,984)
Commissions	2,324,073	2,281,934	42,139	1.8%	32,053	10,086
Other underwriting, insurance and acquisition expenses	3,670,533	2,953,245	717,288	24.3%	1,011,808	(294,520)
Total expenses	4,608,655	3,425,163	1,183,492	34.6%	1,268,967	(85,475)
Total benefits, claims and expenses	$13,850,707	$8,733,988	$5,116,719	58.6%	$3,677,253	$1,439,466

The increase of $1,439,466 in total benefits, claims and expenses for the year ended December 31, 2012, excluding Family Benefit Life benefits, claims and expenses, is discussed below.

Benefits and Claims

The $1,524,941 increase in benefits and claims for the year ended December 31, 2012, excluding Family Benefit Life benefits and claims, is primarily due to the following:

•
$577,158 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

•
$532,045 increase in death benefits is primarily due to an increase in the number of final expense claims incurred.  There was a 1,010 increase in the number of final expense policies in force from 8,063 policies as of December 31, 2011 to 9,073 policies as of December 31, 2012.  Correspondingly, there was a $9,305,891 increase in the amount of final expense insurance in force from $67,693,765 as of December 31, 2011 to $76,999,656 as of December 31, 2012.  This final expense policy expansion has increased our mortality exposure.

•	$479,129 increase in the change in future policy benefits primarily relates to an increase in the number of final expense and ordinary policies in force.

•	$63,391 decrease in surrenders reflects an improvement in persistency.

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

For the year ended December 31, 2012 and 2011, capitalized costs were $2,302,070 and $2,262,751, respectively.  Amortization of deferred policy acquisition costs for the year ended December 31, 2012 and 2011 were $512,546 and $230,284, respectively.

Family Benefit Life had little impact on the deferral or amortization of deferred acquisition costs since its 2012 production of new life and annuity policies was minimal.  The Company’s management is focused on reinvigorating the Family Benefit Life new business production and has filed new products for state approval that should begin being marketed in April 2013.

The $39,319 increase in the acquisition costs deferred primarily relates to increased production of ordinary policies in 2012.  The $282,262 increase in the 2012 amortization of deferred acquisition costs primarily reflects the increase in final expense claims incurred and the increased annuity lapses after the surrender charge period.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $403,573 and $222,451 for the years ended December 31, 2012 and 2011, respectively.  The $181,122 increase in the 2012 amortization of value of insurance business acquired primarily relates to the $225,106 amortization of value of insurance business acquired related to the acquisition of Family Benefit Life on December 28, 2011.

Commissions

Our commissions for the year ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011	2012 less 2011	2012 to 2011
Family Benefit Life	$32,053	$-	$32,053	-
Annuity	451,595	542,928	(91,333)	-16.8%
Whole life and term first year	159,398	78,784	80,614	102.3%
Whole life and term renewal	94,283	95,732	(1,449)	-1.5%
Final expense first year	1,273,515	1,323,291	(49,776)	-3.8%
Final expense renewal	313,229	241,199	72,030	29.9%
Total commissions	$2,324,073	$2,281,934	$42,139	1.8%

The $10,086 increase in commissions for the year ended December 31, 2012, excluding Family Benefit Life commissions, is primarily due to:

•	$80,614 increase in first year whole life and term commissions that corresponds to $164,113 of increased first year whole life and term premiums.

•	$72,030 increase in final expense renewal commissions that corresponds to $643,277 of increased final expense renewal premiums.

•	$1,449 decrease in renewal whole life and term commissions that corresponds to a $141,979 decrease in renewal whole life and term premiums.

•	$49,776 decrease in final expense first year commissions that correspond to the $46,999 decrease in final expense first year premiums.

•	$91,333 decrease in annuity first year, single and renewal commissions that corresponds to $507,750 of decreased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $294,520 decrease in other underwriting, insurance and acquisition expenses for the year ended December 31, 2012, excluding Family Benefit Life expenses, is primarily attributed to third party legal, accounting, actuarial and other costs incurred in 2011 associated with the acquisition of Family Benefit Life.  The 2012 costs paid to third parties related to the synergy and conversion of Family Benefit Life into our operations were accumulated in Family Benefit Life and for the year ended December 31, 2012 totaled approximately $200,000.

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

For the years ended December 31, 2012 and 2011, deferred income tax expense (benefit) was ($417,122) and $96,183, respectively.  Current income tax expense was $273,054 and $34,095 for the years ended December 31, 2012 and 2011, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,101,881 ($0.14 per common share basic and diluted) and $7,359,993 ($1.00 per common share basic and diluted) for the years ended December 31, 2012 and 2011, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the year ended December 31, 2012 and 2011 were 7,883,901 and 7,349,296, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011	2012 to 2011	2012 to 2011
Revenues:
Life and annuity insurance operations	$14,275,397	$16,011,386	$(1,735,989)	-10.8%
Premium finance operations	102,734	166,919	(64,185)	-38.5%
Corporate operations	430,389	45,954	384,435	836.6%
Total	$14,808,520	$16,224,259	$(1,415,739)	-8.7%
Income (loss) before income taxes:
Life and annuity insurance operations	$1,332,546	$8,238,255	$(6,905,709)	-83.8%
Premium finance operations	(224,951)	(212,706)	(12,245)	5.8%
Corporate operations	(149,782)	(535,278)	385,496	-72.0%
Total	$957,813	$7,490,271	$(6,532,458)	-87.2%

Life and Annuity Insurance Operations

The $1,735,989 decrease in revenues from Life and Annuity Insurance Operations for the year ended December 31, 2012 is primarily due to the following:

•	$6,915,479 gain from the acquisition of Family benefit Life recognized in 2011

•	$412,627 decrease in net realized investment gains

•	$618,412 increase in premiums

•	$1,048,257 increase in net investment income

•	$3,924,327 of revenues due to the acquisition of Family Benefit Life on December 28, 2011

The $6,905,709 decreased profitability from Life and Annuity Insurance Operations for the year ended December 31, 2012 is primarily due to the following:

•	$6,915,479 gain from the acquisition of Family benefit Life recognized in 2011

•	$1,524,941 increase in benefits and claims

•	$412,627 decrease in net realized investment gains

•	$242,943 decrease in policy acquisition costs deferred net of amortization

•	$10,086 increase in commissions

•	$43,984 decrease in amortization of value of insurance business acquired

•	$242,953 decrease in other underwriting, insurance and acquisition expenses

•	$247,074 of Family Benefit Life income before income taxes

•	$618,412 increase in premiums

•	$1,048,257 increase in net investment income

Premium Finance Operations

The $64,185 decrease in revenues from Premium Finance Operations for the year ended December 31, 2012 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $12,245 decreased profitability from Premium Finance Operations for the year ended December 31, 2012 is primarily due to $64,185 of decreased fee income and $52,000 of decreased operating expenses.

Corporate Operations

The $384,435 increase in revenues from Corporate Operations for the year ended December 31, 2012 is primarily due to a $350,000 realized investment gain from the sale of equity securities available-for-sale and $33,000 of increased net investment income.

The $385,496 increased Corporate Operations profitability for the year ended December 31, 2012 is primarily due to the $384,435 increase in revenues discussed above.

Consolidated Financial Condition

Our invested assets as of December 31, 2012 and 2011 are summarized as follows:

			Increase (Decrease)	Percentage Change
	December 31, 2012	December 31, 2011	2012 to 2011	2012 to 2011
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $91,543,308 and $78,128,103 as of December 31, 2012 and December 31, 2012 and 2011, respectively)	$98,659,797	$81,051,207	$17,608,590	21.7%
Available-for-sale equity securities at fair value (cost: $695,846 and $750,941 as of December 31, 2012 and 2011, respectively)	843,497	898,893	(55,396)	-6.2%
Mortgage loans on real estate	10,435,776	1,985,394	8,450,382	425.6%
Investment real estate	2,858,765	3,466,581	(607,816)	-17.5%
Policy loans	1,488,035	1,472,666	15,369	1.0%
Other long-term investments	19,560,794	9,875,675	9,685,119	98.1%
Total investments	$133,846,664	$98,750,416	$35,096,248	35.5%

The $17,608,590 increase in available for sale fixed maturity securities for the year ended December 31, 2012 is primarily due to purchases of $23,432,839 in excess of sales and maturities of $9,511,967, net realized investment gains of $228,320, $4,193,385 increase in unrealized appreciation and premium amortization of $733,987.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of December 31, 2012, we held 35 available-for-sale fixed maturity securities with an unrealized loss of $133,611, fair value of $7,386,902 and amortized cost of $7,520,513.

As of December 31, 2011, we held nine fixed maturity securities available-for-sale with an unrealized loss of $84,771, fair value of $1,887,299 and amortized cost of $1,972,070.  Since the Family Benefit Life available-for-sale fixed maturity securities were acquired on December 28, 2011, the amortized cost equaled the fair value as of December 31, 2011.

The $55,396 decrease in available-for-sale equity securities for the year ended December 31, 2012 is primarily due to sales of $1,114,426, purchases of $616,594, net realized investment gains of $442,737 and a $301 decrease in unrealized appreciation of available-for-sale equity securities.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of both December 31, 2012 and December 31, 2011 there were no available-for-sale equity securities in an unrealized loss position.

The $8,450,382 increase in mortgage loans for the year ended December 31, 2012 is primarily due to the origination of $9,143,326 of mortgage loans, $168,641 capitalization of loan origination fees less principal payments of $899,180 and discount accretion of $37,595. There was one loan more than 90 days past due as of December 31, 2012 with a remaining principal balance of $141,150. We have had discussions with the borrower and anticipate this loan being current in April 2013.

The $9,685,119 increase in other long-term investments (comprised of lottery receivables) for the year ended December 31, 2012 is primarily due to the purchases of $11,188,607, $1,188,321 of accretion of discount less principal payments of $2,691,809.

Our assets other than invested assets as of December 31, 2012 and December 31, 2011 are summarized as follows:

	December 31, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011

Cash and cash equivalents	$10,947,474	$27,705,711	$(16,758,237)	-60.5%
Accrued investment income	1,417,218	1,122,574	294,644	26.2%
Recoverable from reinsurers	1,188,371	1,132,121	56,250	5.0%
Agents' balances and due premiums	358,729	381,901	(23,172)	-6.1%
Loans from premium financing, net	261,072	1,022,416	(761,344)	-74.5%
Deferred policy acquisition costs	7,028,820	5,251,999	1,776,821	33.8%
Value of insurance business acquired	7,508,895	7,912,469	(403,574)	-5.1%
Property and equipment, net	124,558	170,843	(46,285)	-27.1%
Other assets	2,768,516	1,297,205	1,471,311	113.4%
Assets other than investment assets	$31,603,653	$45,997,239	$(14,393,586)	-31.3%

The $16,758,237 decrease in cash is primarily due to the company investing these funds in fixed maturity securities, mortgage loans and other long-term investments (i.e., lottery receivables).

The $761,344 decrease in loans from premium financing is related to normal loan collections and our May 16, 2012 decision to discontinue offering premium finance contracts effective July 1, 2012.

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates in 2012 and settlement dates in 2013.  The $1,471,311 increase in other assets is primarily due to $601,530 of receivables for securities sold with trade dates in 2012 and settlement dates in 2013, $489,098 of increased recoverable federal and state income taxes, increased receivables of $143,408 and a $96,373 increase in guaranty funds.

The progression of the Company’s loans from premium financing for the years ended December 31, 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011
Balance, beginning of year	$1,274,707	$1,622,567
Loans financed	847,845	2,341,126
Unearned interest	51,525	136,189
Capitalized fees and interest	12,827	52,155
Payment of loans and unearned interest	(1,695,444)	(2,877,330)
Ending loan balance including unearned interest	491,460	1,274,707
Unearned interest included in ending loan balances	(1,389)	(23,287)
Loan balance net of unearned interest	490,071	1,251,420
Less allowance for loan loss	(228,999)	(229,004)
Loan balance net of unearned interest and allowance for loan losses	$261,072	$1,022,416

Our liabilities as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011	Increase (Decrease) 2012 to 2011	Percentage Change 2012 to 2011

Policy liabilities
Policyholders' account balances	$95,043,370	$81,730,322	$13,313,048	16.3%
Future policy benefits	31,065,560	28,977,186	2,088,374	7.2%
Policy claims	717,521	515,522	201,999	39.2%
Other policy liabilities	139,722	46,613	93,109	199.7%
Total policy liabilities	126,966,173	111,269,643	15,696,530	14.1%
Deferred federal income taxes	3,301,524	2,622,711	678,813	25.9%
Other liabilities	1,460,508	2,457,188	(996,680)	-40.6%
Total liabilities	$131,728,205	$116,349,542	$15,378,663	13.2%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates in 2012 and settlement dates in 2013.

The $15,696,530 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $9,982,456, $3,330,592 of interest credited to policyholder account deposits, $2,088,374 of increased future policy benefit reserves, $201,999 of increased liabilities for policy claims and $93,109 of increased other policy liabilities.

The $678,813 increase in deferred federal income taxes during the year ended December 31, 2012 was due to $1,095,935 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities.  This increase was partially offset by $417,122 of operating deferred tax benefits.

The $996,680 decrease in other liabilities is due to a $1,226,000 decrease in deposits on pending applications and a $400,000 reduction in accrued liabilities due to payment of and reduction in bonuses accrued as of December 31, 2011.  This decrease is partially offset by a $600,000 payable for securities purchased with trade dates in 2012 and settlement dates in 2013 and a $29,000 increase in accrued expenses.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2012, we have received $27,011,105 from the sale of our shares. Our operations have been profitable and have generated $5,072,303 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings (deficit) balance in the December 31, 2012 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,270,288 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of December 31, 2012 to $197,985.

As of December 31, 2012, we had cash and cash equivalents totaling $10,947,474.  As of December 31, 2012, cash and cash equivalents of $3,124,376 and $2,752,713, respectively, of the total $10,947,474 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval.  In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.  Family Benefit Life paid $1,515,975 of dividends to TLIC in 2012 and received permission from the Missouri Department of Insurance to pay $581,300 of dividends in excess of the $934,675 limitation.

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $2,514,836 as of December 31, 2012. Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011	2012 to 2011	2012 to 2011
Net cash provided by operating activities	$1,006,770	$1,945,347	$(938,577)	-48.2%
Net cash used in investing activities	(28,885,135)	(5,428,643)	(23,456,492)	432.1%
Net cash provided by financing activities	11,120,128	18,203,729	(7,083,601)	-38.9%
Increase (decrease) in cash	(16,758,237)	14,720,433	(31,478,670)	-213.8%
Cash and cash equivalents, beginning of period	27,705,711	12,985,278	14,720,433	113.4%
Cash and cash equivalents, end of period	$10,947,474	$27,705,711	$(16,758,237)	-60.5%

The $938,577 decrease in cash provided by operating activities during the year ended December 31, 2012 is primarily due to increased benefits and claims and decreases in premiums that exceeded increases in net investment income and decreases in other underwriting, insurance and acquisition expenses.

The $23,456,492 of increased cash used for investing activities during the year ended December 31, 2012 was primarily related to the purchase of investments in fixed maturity securities, equity securities, mortgage loans and other long-term investments ( lottery receivables) in excess of maturities, sales and repayments of those investment types.

The $7,083,601 decrease in cash provided by financing activities for the year ended December 31, 2012 resulted from $3,229,954 of decreased policyholder account deposits in excess of withdrawals; $3,205,052 of decreased net proceeds from the public and private placement stock offerings and $648,595 for purchasing treasury shares.

Our shareholders’ equity as of December 31, 2012 and 2011 is summarized as follows:

			Increase (Decrease)	Percentage Change
	December 31, 2012	December 31, 2011	2012 to 2011	2012 to 2011

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 and 6,798,535 issued and 7,789,060 and 6,798,535 outstanding as of December 31, 2012 and 2011, respectively, and 63,070 and 566,404 subscribed as of December 31, 2012 and 2011, respectively	$80,374	$73,649	$6,725	9.1%
Additional paid-in capital	28,707,648	24,086,146	4,621,502	19.2%
Treasury stock, at cost (185,313 shares as of December 31, 2012)	(648,595)	-	(648,595)	-
Accumulated other comprehensive income	5,780,670	2,696,224	3,084,446	114.4%
Accumulated earnings (deficit)	(197,985)	1,542,094	(1,740,079)	-112.8%
Total shareholders' equity	$33,722,112	$28,398,113	$5,323,999	18.7%

The increase in shareholders’ equity of $5,323,999 for the year ended December 31, 2012 is due to $1,786,267 of proceeds generated from the public stock offering (gross proceeds of $2,264,890 and offering expenses of $478,623), $3,084,446 of other comprehensive income, $1,101,881 of net income less $648,595 for purchases of 185,313 shares of treasury stock from former members of the Board of Directors.

Equity per common share outstanding increased 16.9% to $4.29 as of December 31, 2012 compared to $3.67 per share as of December 31, 2011, based upon 7,852,130 common shares outstanding and subscribed as of December 30, 2012 and 7,743,867 outstanding common shares as of December 31, 2011.  The common shares outstanding and subscribed as of December 31, 2011 reflect the retrospective adjustment for the impact of the 2012 5% stock dividends declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

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

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $7,264,140 and $3,071,056 as of December 31, 2012 and 2011, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $4,939,973 increase in unrealized gain arising for the year ended December 31, 2012 has been offset by the net realized investment gain of $746,889 due to the sale and call activity for available-for-sale fixed maturity securities, sale of available-for-sale equity securities and sale of investment real estate during 2012.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of December 31, 2012, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.9% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and Family Benefit Life must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency.  Upon meeting certain tests, which TLIC and Family Benefit Life met during 2012 and 2011, the SVL also requires the Company to perform annual cash flow testing for TLIC and Family Benefit Life.  This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios.  The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Our marketing plan could be modified to emphasize certain product types and reduce others.  New business levels could be varied in order to find the optimum level.  We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.

We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and Family Benefit Life that are limited by law to the lesser of prior year net operating income or 10% of prior year-end surplus unless specifically approved by the controlling insurance department, (3) return of invested capital from FTCC as those operations are discontinued, (4) public and private offerings of our common stock and (5) corporate borrowings, if necessary.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota.  The private placement is for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses.  As of December 31, 2012, the Company had received gross proceeds of $536,095 from the subscription of 63,070 shares of its common stock in this private placement and incurred $232,921 in offering costs. This offerring was suspended on March 8, 2013 and resulted in gross proceeds of $620,245 from the subscription of 72,970 shares of its common stock and incurred $290,163 in offering costs.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of December 31, 2012 will be sufficient to fund our anticipated operating expenses.

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

FIRST TRINITY FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 13, 2013

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2012	December 31, 2011
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $91,543,308 and $78,128,103 as of December 31, 2012 and 2011, respectively)	$98,659,797	$81,051,207
Available-for-sale equity securities at fair value (cost: $695,846 and $750,941 as of December 31, 2012 and 2011, respectively)	843,497	898,893
Mortgage loans on real estate	10,435,776	1,985,394
Investment real estate	2,858,765	3,466,581
Policy loans	1,488,035	1,472,666
Other long-term investments	19,560,794	9,875,675
Total investments	133,846,664	98,750,416
Cash and cash equivalents	10,947,474	27,705,711
Accrued investment income	1,417,218	1,122,574
Recoverable from reinsurers	1,188,371	1,132,121
Agents' balances and due premiums	358,729	381,901
Loans from premium financing, net	261,072	1,022,416
Deferred policy acquisition costs	7,028,820	5,251,999
Value of insurance business acquired	7,508,895	7,912,469
Property and equipment, net	124,558	170,843
Other assets	2,768,516	1,297,205
Total assets	$165,450,317	$144,747,655
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$95,043,370	$81,730,322
Future policy benefits	31,065,560	28,977,186
Policy claims	717,521	515,522
Other policy liabilities	139,722	46,613
Total policy liabilities	126,966,173	111,269,643
Deferred federal income taxes	3,301,524	2,622,711
Other liabilities	1,460,508	2,457,188
Total liabilities	131,728,205	116,349,542
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 and 6,798,535 issued and 7,789,060 and 6,798,535 outstanding as of December 31, 2012 and 2011, respectively, and 63,070 and 566,404 subscribed as of December 31, 2012 and 2011, respectively	80,374	73,649
Additional paid-in capital	28,707,648	24,086,146
Treasury stock, at cost (185,313 shares as of December 31, 2012)	(648,595)	-
Accumulated other comprehensive income	5,780,670	2,696,224
Accumulated earnings (deficit)	(197,985)	1,542,094
Total shareholders' equity	33,722,112	28,398,113
Total liabilities and shareholders' equity	$165,450,317	$144,747,655

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
Revenues
Premiums	$8,024,901	$6,229,383
Income from premium financing	102,491	168,124
Net investment income	5,920,278	2,291,761
Net realized investment gains	746,889	604,784
Gain from acquisition of Family Benefit Life	-	6,915,479
Other income	13,961	14,728
Total revenues	14,808,520	16,224,259
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,054,925	1,982,865
Death benefits	2,863,555	1,479,188
Surrenders	583,498	336,062
Interest credited to policyholders	3,330,592	1,510,710
Dividend and supplementary life contract benefits	409,482	-
Total benefits and claims	9,242,052	5,308,825
Policy acquisition costs deferred	(2,302,070)	(2,262,751)
Amortization of deferred policy acquisition costs	512,546	230,284
Amortization of value of insurance business acquired	403,573	222,451
Commissions	2,324,073	2,281,934
Other underwriting, insurance and acquisition expenses	3,670,533	2,953,245
Total expenses	4,608,655	3,425,163
Total benefits, claims and expenses	13,850,707	8,733,988
Income before total federal income tax expense (benefit)	957,813	7,490,271
Current federal income tax expense	273,054	34,095
Deferred federal income tax expense (benefit)	(417,122)	96,183
Total federal income tax expense (benefit)	(144,068)	130,278
Net income	$1,101,881	$7,359,993
Net income per common share basic and diluted	$0.14	$1.00

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011
Net income	$1,101,881	$7,359,993
Other comprehensive income (loss)
Total net unrealized gains arising during the period	4,939,973	54,194
Less: Net realized investment gains	746,889	604,784
Net unrealized gains (losses)	4,193,084	(550,590)
Adjustment to deferred acquisition costs	(12,703)	(14,753)
Other comprehensive income (loss) before income tax expense	4,180,381	(565,343)
Income tax expense	1,095,935	43,803
Total other comprehensive income (loss)	3,084,446	(609,146)
Total comprehensive income	$4,186,327	$6,750,847

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 30, 2012 and 2011

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2011	$62,533	$16,677,615	$-	$3,305,370	$(3,389,571)	$16,655,947
Stock dividend	3,238	2,425,090	-	-	(2,428,328)	-
Subscriptions of common stock	7,878	4,983,441	-	-	-	4,991,319
Comprehensive income:
Net income	-	-	-	-	7,359,993	7,359,993
Other comprehensive loss	-	-	-	(609,146)	-	(609,146)
Balance as of December 31, 2011	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113

Stock dividend	3,789	2,838,171	-	-	(2,841,960)	-
Subscriptions of common stock	2,936	1,783,331	-	-	-	1,786,267
Repurchase of common stock	-	-	(648,595)	-	-	(648,595)
Comprehensive income:
Net income	-	-	-	-	1,101,881	1,101,881
Other comprehensive income	-	-	-	3,084,446	-	3,084,446
Balance as of December 31, 2012	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Operating activities
Net income	$1,101,881	$7,359,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	215,367	213,434
Accretion of discount on investments	(491,928)	(895,526)
Net realized investment gains	(746,889)	(604,784)
Gain from acquisition of Family Benefit Life	-	(6,915,479)
Gain on sale of fixed asset	(2,934)	(2,171)
Amortization of policy acquisition cost	512,546	230,284
Policy acquisition cost deferred	(2,302,070)	(2,262,751)
Mortgage loan origination fees deferred	(168,641)	-
Amortization of value of insurance business acquired	403,573	222,451
Provision for deferred federal income tax expense (benefit)	(417,122)	96,183
Interest credited to policyholders	3,330,592	1,510,710
Change in assets and liabilities:
Accrued investment income	(294,644)	38,812
Policy loans	(15,369)	(58,004)
Allowance for loan losses	(5)	(214,067)
Recoverable from reinsurers	(56,250)	(34,656)
Agents' balances and due premiums	23,172	(7,446)
Other assets	(1,471,311)	(172,164)
Future policy benefits	2,088,374	2,030,069
Policy claims	201,999	(18,377)
Other policy liabilities	93,109	(8,509)
Other liabilities	(996,680)	1,437,345
Net cash provided by operating activities	1,006,770	1,945,347

Investing activities
Purchase of fixed maturity securities	(23,432,839)	(2,494,847)
Maturities of fixed maturity securities	1,678,000	700,000
Sales of fixed maturity securities	7,833,967	3,971,870
Purchase of equity securities	(616,594)	(98,815)
Sales of equity securities	1,114,426	-
Acquisition of Family Benefit Life	-	(4,751,624)
Purchase of mortgage loans	(9,143,326)	(962,500)
Payments on mortgage loans	899,180	213,628
Purchase of invested real estate	-	(18,434)
Sale of invested real estate	512,500	49,000
Purchase of other long-term investments	(11,188,607)	(3,867,415)
Payments on other long-term investments	2,691,809	1,511,541
Maturity of certificate of deposit	-	102,273
Loans made for premiums financed	(934,095)	(2,541,702)
Loans repaid for premiums financed	1,695,444	2,877,330
Sales of furniture and equipment	5,000	2,300
Purchases of furniture and equipment	-	(121,248)
Net cash used in investing activities	(28,885,135)	(5,428,643)

Financing activities
Policyholders' account deposits	14,732,255	15,240,005
Policyholders' account withdrawals	(4,749,799)	(2,027,595)
Purchases of treasury stock	(648,595)	-
Proceeds from public and private stock offerings	1,786,267	4,991,319
Net cash provided by financing activities	11,120,128	18,203,729

Increase (decrease) in cash	(16,758,237)	14,720,433
Cash and cash equivalents, beginning of period	27,705,711	12,985,278
Cash and cash equivalents, end of period	$10,947,474	$27,705,711

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Supplemental Disclosures

In 2011, the Company issued 323,777 shares in connection with a 5% share dividend payable to the holders of shares of the Company as of March 10, 2011.  In 2012, the Company issued 378,928 shares in connection with another 5% share dividend payable to the holders of shares of the Company as of March 10, 2012.  In conjunction with the 2011 and 2012 stock dividends, the non-cash impact on investing and financing activities is summarized as follows:

	Years Ended December 31,
	2012	2011

Fair value of shares issued in connection with the stock dividend (378,928 and 323,777 shares issued in 2012 and 2011, respectively)	$2,841,960	$2,428,328
Reduction in accumulated earnings (deficit) due to stock dividend	(2,841,960)	(2,428,328)
Increase in common stock, par value $.01 due to stock dividend	3,789	3,238
Increase in additional paid-in-capital due to the stock dividend	2,838,171	2,425,090
Change in shareholders' equity due to the stock dividend	$-	$-

On December 28, 2011, the Company acquired Family Benefit Life Insurance Company.  In conjunction with this acquisition, the cash impact on operating, investing and financing activities is summarized as follows:

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
December 31, 2012 and 2011

1.        Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company, Family Benefit Life Insurance Company, First Trinity Capital Corporation and Southern Insurance Services, LLC.  The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.  The Company raised $1,450,000 from two private placement stock offerings during 2004.  On June 22, 2005, the Company’s intrastate public stock offering filed with the Oklahoma Department of Securities for $12,750,000, which included a 10% "over-sale" provision (additional sales of $1,275,000), was declared effective.  The offering was completed February 23, 2007.  The Company raised $14,025,000 from this offering.  On June 29, 2010, the Company commenced a public offering of its common stock registered with the U.S. Securities and Exchange Commission and the Oklahoma Department of Securities.  The offering was completed April 30, 2012.  The Company raised $11,000,010 from this offering.  On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota.  The private placement is for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses.  As of December 31, 2012, the Company had received gross proceeds of $536,095 from the subscription of 63,070 shares of its common stock in this private placement and incurred $232,921 in offering costs. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $620,245 from the subscription of 72,970 shares of its common stock and incurred $290,163 in offering costs.

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

TLIC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states primarily in the Midwest.  TLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products.  The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years.  They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee.  The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting.  TLIC also offers various annuity and deposit-type liability products.  The products are sold through independent agents in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas.

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.  In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia.

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
December 31, 2012 and 2011

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

Equity securities available-for-sale is comprised of mutual funds, common stocks and preferred stocks that are carried at fair value.  The associated unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.  The cost of equity securities available-for-sale is written down to fair value when a decline in value is considered to be other-than-temporary.  Dividends from these investments are recognized in net investment income when declared.

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity.  If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.  For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For equity securities available-for-sale, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.        Organization and Significant Accounting Policies (continued)

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

Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts.  Interest income and the amortization of premiums or discounts are included in net investment income.   Mortgage loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated.

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

Investment Income and Realized Gains and Losses on Sales of Investments

Interest and dividends earned on investments are included in net investment income.  Realized gains and losses on sales of investments are recognized in operations on the specific identification basis.

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

Deferred acquisition costs for the successful production of traditional life insurance contracts are deferred to the extent deemed recoverable and amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.  Deferred acquisition costs related to the successful production of insurance and annuity products that subject the Company to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.        Organization and Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment are carried at undepreciated or unamortized cost.  Office furniture, equipment and computer software is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to ten years.  Leasehold improvements are recorded at cost and depreciated over the remaining non-cancelable lease term.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.        Organization and Significant Accounting Policies (continued)

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

As of December 31, 2012 and 2011 there was $1,230,982 and $827,409, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and Family Benefit Life.  The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $414,820 in 2013, $421,829 in 2014, $409,016 in 2015, $395,025 in 2016 and $381,246 in 2017.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates in 2012 and settlement dates in 2013.  Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates in 2012 and settlement dates in 2013.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date.  This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance.  Interest crediting rates for individual annuities range from 2.25% to 6.75%.  Interest crediting rates for deposit-type liabilities range from 3.00% to 5.25%.

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
December 31, 2012 and 2011

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Company as of March 10, 2011.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 323,777 shares in connection with the stock dividend that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold.  The dividend was payable to the holders of shares of the Company as of March 10, 2012.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued 378,928 shares in connection with the stock dividend that resulted in accumulated earnings being charged $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.           Organization and Significant Accounting Policies (continued)

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2012 and 2011 were 7,883,901 and 7,349,296, respectively.  These weighted average shares reflect the retrospective adjustment for the impacts of the 5% stock dividend declared by the Company on January 11, 2012 and payable to holders of shares of the Company as of March 10, 2012.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2012 through the date that these financial statements have been issued. Please see note 16.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.        Organization and Significant Accounting Policies (continued)

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The updated guidance will not have any effect on the Company's results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2012 and December 31, 2011 are summarized as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,577,074	$256,628	$5,769	$2,827,933
States and political subdivisions	264,854	1,970	4,539	262,285
Residential mortgage-backed securities	107,229	67,890	-	175,119
Corporate bonds	84,325,622	6,578,982	83,812	90,820,792
Foreign bonds	4,268,529	344,630	39,491	4,573,668
Total fixed maturity securities	91,543,308	7,250,100	133,611	98,659,797

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	162,447	40,795	-	203,242
Corporate preferred stock	347,905	24,415	-	372,320
Corporate common stock	185,494	82,441	-	267,935
Total equity securities	695,846	147,651	-	843,497
Total fixed maturity and equity securities	$92,239,154	$7,397,751	$133,611	$99,503,294

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,762,683	$46,489	$-	$2,809,172
Residential mortgage-backed securities	135,538	67,443	-	202,981
Corporate bonds	74,473,154	2,893,943	40,771	77,326,326
Foreign bonds	756,728	-	44,000	712,728
Total fixed maturity securities	78,128,103	3,007,875	84,771	81,051,207

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	150,815	32,707	-	183,522
Corporate preferred stock	247,960	-	-	247,960
Corporate common stock	352,166	115,245	-	467,411
Total equity securities	750,941	147,952	-	898,893
Total fixed maturity and equity securities	$78,879,044	$3,155,827	$84,771	$81,950,100

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2012 and 2011 are summarized as follows:

December 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$594,232	$5,769	1
States and political subdivisions	104,243	4,539	1
Corporate bonds	5,772,021	83,812	28
Foreign bonds	916,406	39,491	5
Total fixed maturity securities	$7,386,902	$133,611	35

December 31, 2011	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$1,174,571	$40,771	6
Foreign bonds	712,728	44,000	3
Total fixed maturity securities	$1,887,299	$84,771	9

As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 93%.  As of December 31, 2011, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 90%.  Fixed maturity securities were 95% and 88% investment grade as rated by Standard & Poor’s as of December 31, 2012 and December 31, 2011, respectively.  There were no equity securities in an unrealized loss position as of December 31, 2012 and December 31, 2011.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

Based on management's review, the Company experienced no other-than-temporary impairments during the years ended December 31, 2012 and December 31, 2011.

Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011

Unrealized appreciation on available-for-sale securities	$7,264,140	$3,071,056
Adjustment to deferred acquisition costs	(38,299)	(25,596)
Deferred income taxes	(1,445,171)	(349,236)

Net unrealized appreciation on available-for-sale securities	$5,780,670	$2,696,224

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2012, by contractual maturity, are summarized as follows:

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$3,129,877	$3,196,565
Due in one year through five years	30,296,048	32,687,980
Due after five years through ten years	47,234,367	51,047,847
Due after ten years	10,775,787	11,552,286
Due at multiple maturity dates	107,229	175,119
	$91,543,308	$98,659,797

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale and investment real estate for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2012	2011	2012	2011	2012	2011
Proceeds	$9,511,967	$4,671,870	$1,114,426	$-	$512,500	$49,000
Gross realized gains	240,255	607,730	442,737	-	75,832	-
Gross realized losses	(11,935)	(795)	-	-	-	(2,151)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2012 and 2011 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale and investment real estate for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$4,193,385	$(516,581)
Equity securities	(301)	(34,009)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	228,320	606,935
Equity securities	442,737	-
Real estate	75,832	(2,151)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$2,043,825	19.59%	$1,624,081	81.80%
Office buildings	223,735	2.14%	232,079	11.69%
Total commercial mortgage loans	$2,267,560	21.73%	$1,856,160	93.49%
Residential mortgage loans	8,168,216	78.27%	129,234	6.51%
Total mortgage loans	$10,435,776	100.00%	$1,985,394	100.00%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Georgia	$1,960,384	18.79%	$498,918	25.13%
Missouri	1,381,279	13.24%	79,710	4.02%
Colorado	1,089,059	10.44%	969,842	48.85%
Texas	1,076,014	10.31%	-	0.00%
California	995,025	9.53%	-	0.00%
Florida	940,363	9.01%	387,400	19.51%
New York	739,884	7.09%	-	0.00%
Arizona	337,179	3.23%	-	0.00%
Michigan	311,173	2.98%	-	0.00%
Utah	295,556	2.83%	-	0.00%
Pennsylvania	268,040	2.57%	-	0.00%
Massachusetts	206,665	1.98%	-	0.00%
Louisiana	181,357	1.74%	-	0.00%
New Jersey	158,406	1.52%	-	0.00%
Kentucky	109,748	1.05%	-	0.00%
Minnesota	103,667	0.99%	-	0.00%
All other states	281,977	2.70%	49,524	2.49%
	$10,435,776	100.00%	$1,985,394	100.00%

There was one loan more than 90 days past due as of December 31, 2012 with a remaining principal balance of $141,150.  There were no mortgage loans in default as of December 31, 2012 and 2011 and there was no allowance for losses as of December 31, 2012 and 2011.

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas.  A 20,000 square foot office building has been constructed on approximately one-half of this land.  In addition, through September 30, 2012, Family Benefit Life owned one and one-half acres of land located in Jefferson City, Missouri with two buildings located on one acre of the land.  The two buildings owned by Family Benefit Life located on one acre of the land were sold in October 2012.

The Company’s investment real estate as of December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Land	$895,968	$995,968
Buildings	2,411,629	2,758,297
Less - accumulated depreciation	(448,832)	(287,684)
Investment real estate, net of accumulated depreciation	$2,858,765	$3,466,581

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $19,560,794 and $9,875,675 as of December 31, 2012 and 2011, respectively.  The lottery prize cash flows are assignment of the future rights from lottery winners at a discounted price.  Payments on these investments are made by state run lotteries.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, at December 31, 2012 are summarized as follows:

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$3,403,622	$3,458,237
Due in one year through five years	8,752,410	9,625,284
Due in five years through ten years	5,267,670	6,739,231
Due after ten years	2,137,092	3,346,242
	$19,560,794	$23,168,994

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
New York	$9,001,771	46.01%	$4,312,142	43.66%
Massachusetts	3,568,563	18.24%	2,131,982	21.59%
Texas	1,302,576	6.66%	353,464	3.58%
Georgia	1,066,346	5.45%	316,957	3.21%
California	952,335	4.87%	1,004,025	10.17%
Connecticut	648,779	3.32%	-	0.00%
Illinois	571,755	2.92%	661,767	6.70%
Pennsylvania	507,649	2.60%	360,802	3.65%
Virginia	492,241	2.52%	-	0.00%
Ohio	365,412	1.87%	-	0.00%
Michigan	353,487	1.81%	-	0.00%
Florida	250,085	1.28%	284,286	2.88%
Indiana	227,634	1.16%	312,108	3.16%
Arizona	132,254	0.68%	-	0.00%
Kentucky	119,907	0.61%	138,142	1.40%
	$19,560,794	100.00%	$9,875,675	100.00%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.        Investments (continued)

Major categories of net investment income for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011

Fixed maturity securities	$4,194,409	$1,718,804
Equity securities	49,235	55,725
Other long-term investments	1,188,323	599,468
Mortgage loans	544,567	116,219
Policy loans	100,120	32,233
Real estate	370,620	348,002
Short-term and other investments	21,939	22,763
Gross investment income	6,469,213	2,893,214

Investment expenses	(548,935)	(601,453)
Net investment income	$5,920,278	$2,291,761

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include equity securities that are traded in an active exchange market.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3.        Fair Value Measurements (continued)

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in and out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011 is summarized as follows:

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,827,933	$-	$2,827,933
States and political subdivisions	-	262,285	-	262,285
Residential mortgage-backed securities	-	175,119	-	175,119
Corporate bonds	-	90,820,792	-	90,820,792
Foreign bonds	-	4,573,668	-	4,573,668
Total fixed maturity securities	$-	$98,659,797	$-	$98,659,797

Equity securities, available-for-sale
Mutual funds	$-	$203,242	$-	$203,242
Corporate preferred stock	-	372,320	-	372,320
Corporate common stock	215,435	-	52,500	267,935
Total equity securities	$215,435	$575,562	$52,500	$843,497

December 31, 2011	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,809,172	$-	$2,809,172
Residential mortgage-backed securities	-	202,981	-	202,981
Corporate bonds	-	77,326,326	-	77,326,326
Foreign bonds	-	712,728	-	712,728
Total fixed maturity securities	$-	$81,051,207	$-	$81,051,207

Equity securities, available-for-sale
Mutual funds	$-	$183,522	$-	$183,522
Corporate preferred stock	-	247,960	$-	247,960
Corporate common stock	389,911	-	77,500	467,411
Total equity securities	$389,911	$431,482	$77,500	$898,893

As of December 31, 2012, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  During 2012, one private placement common stock was sold and another was purchased.  These private placement stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3.        Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and equity securities available-for-sale are primarily based on prices supplied by a third party investment service.  The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include obligations of U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds and foreign bonds.

The Company’s equity securities are included in Level 1 except for mutual funds and the preferred stocks included in Level 2 and the private placement common stocks included in Level 3.  Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices.  Level 2 for the mutual funds and preferred stock is appropriate since they are not actively traded as of December 31, 2012.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the years ended December 31, 2012 and 2011 is summarized as follows:

	Years Ended December 31,
	2012	2011
Beginning balance	$77,500	$77,500
Sales	(35,000)	-
Purchases	10,000	-
Ending balance	$52,500	$77,500

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3.        Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2012 and 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,267,560	$2,330,004	$-	$-	$2,330,004
Residential	8,168,216	8,177,697	-	-	8,177,697
Policy loans	1,488,035	1,488,035	-	-	1,488,035
Other long-term investments	19,560,794	23,168,994	-	-	23,168,994
Cash and cash equivalents	10,947,474	10,947,474	10,947,474	-	-
Accrued investment income	1,417,218	1,417,218	-	-	1,417,218
Loans from premium financing	261,072	261,072	-	-	261,072
Total financial assets	$44,110,369	$47,790,494	$10,947,474	$-	$36,843,020
Financial liabilities
Policyholders' account balances	$95,043,370	$91,013,971	$-	$-	$91,013,971
Policy claims	717,521	717,521	-	-	717,521
Total financial liabilities	$95,760,891	$91,731,492	$-	$-	$91,731,492

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,856,160	$1,934,303	$-	$-	$1,934,303
Residential	129,234	131,319	-	-	131,319
Policy loans	1,472,666	1,472,666	-	-	1,472,666
Other long-term investments	9,875,675	11,610,716	-	-	11,610,716
Cash and cash equivalents	27,705,711	27,705,711	27,705,711	-	-
Accrued investment income	1,122,574	1,122,574	-	-	1,122,574
Loans from premium financing	1,022,416	1,022,416	-	-	1,022,416
Total financial assets	$43,184,436	$44,999,705	$27,705,711	$-	$17,293,994
Financial liabilities
Policyholders' account balances	$81,730,322	$80,609,804	$-	$-	$80,609,804
Policy claims	515,522	515,522	-	-	515,522
Total financial liabilities	$82,245,844	$81,125,326	$-	$-	$81,125,326

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses, using the actual spot rate yield curve in effect at the end of the period, as determined by recent new loan activity.

Cash and Cash Equivalents, Accrued Investment Income and Policy Loans

The carrying value of these financial instruments approximates their fair values.  Cash and cash equivalents are included in level 1 of the fair value hierarchy due to their highly liquid nature.

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach.  Projected cash flows are discounted using the average Citigroup Pension Liability Index in effect at the end of each period.

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Unearned interest was $1,389 and $23,287 as of December 31, 2012 and 2011, respectively.  Estimated loan losses were $228,999 and $229,004 as of December 31, 2012 and 2011, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

4.        Special Deposits

TLIC and Family Benefit Life are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations.  As of December 31, 2012 and 2011, these required deposits had carrying values that totaled $3,981,060 and $2,671,083, respectively.  As of December 31, 2012 and 2011, these required deposits had fair values that totaled $4,219,334 and $2,704,967, respectively.

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

Unearned interest was $1,389 and $23,287 as of December 31, 2012 and 2011, respectively.  Allowances for loan losses were $228,999 and $229,004 as of December 31, 2012 and 2011, respectively.

The balances of and changes in the company’s credit losses related to loans from premium financing as of and for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Allowance at beginning of period	$229,004	$443,071
Additions credited to operations	(5)	(214,067)
Allowance at end of period	$228,999	$229,004

6.        Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Balance, beginning of year	$5,251,999	$3,234,285
Capitalization of commissions, sales and issue expenses	2,302,070	2,262,751
Amortization	(512,546)	(230,284)
Deferred acquisition costs allocated to investments	(12,703)	(14,753)
Balance, end of year	$7,028,820	$5,251,999

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

A reconciliation of federal income tax expense (benefit) computed by applying the federal income tax rate of 35% to income before federal income tax expense for the years ended December 31, 2012 and 2011 is summarized as follows:

	Years ended December 31,
	2012	2011
Expected tax expense (benefit)	$335,235	$2,621,595

Difference in book versus tax basis of Family Benefit Life	-	(2,420,418)
Small life insurance company deduction	(330,860)	(80,471)
Net operating loss generated (utilized)	116,251	74,132
Difference in book versus tax basis of available-for-sale fixed maturity securities	(199,626)	(60,492)
Alternative Minimum Tax carryforward adjustment prior years	(91,478)	-
Other	26,410	(4,068)

Total income tax expense (benefit)	$(144,068)	$130,278

The components of total income tax expense (benefit) for the years ended December 31, 2012 and 2011 is summarized as follows:

	Years ended December 31,
	2012	2011
Current tax expense	$273,054	$34,095
Deferred tax expense (benefit)	(417,122)	96,183
Total income tax expense (benefit)	$(144,068)	$130,278

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

7.        Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
Deferred tax liabilities:
Net unrealized investment gains	$1,445,171	$349,236
Available-for-sale fixed maturity securities	809,542	1,274,890
Deferred policy acquisition costs	1,027,500	690,885
Reinsurance recoverable	236,482	226,061
Investment real estate	33,780	30,665
Other long-term investments	16,305	-
Value of insurance business acquired	1,501,779	1,582,494
Property and equipment	409	18
Due premiums	19,183	11,551
Accrued liabilities	117,448	-
Mortgage loans	32,513	-
Other	13	13,265
Total deferred tax liabilities	5,240,125	4,179,065
Deferred tax assets:
Policyholders' account balances and future policy benefits	827,794	816,953
Policy claims	28,485	24,761
Accrued investment income	4,603	-
Accrued liabilities	-	80,000
Available-for-sale equity securities	51,906	51,906
Alternative minimum tax carryforward	236,328	-
Net operating loss carryforward	2,511,188	2,049,777
Net capital loss carryforward	127,675	181,483
Other	2,367	-
Total deferred tax assets	3,790,346	3,204,880
Valuation allowance	(1,851,745)	(1,648,526)
Net deferred tax assets	1,938,601	1,556,354
Net deferred tax liabilities	$3,301,524	$2,622,711

FTFC has net operating loss carry forwards of approximately $5,446,309 expiring in 2019 through 2027.  TLIC has net operating loss carry forwards of approximately $3,297,214, expiring in 2018 through 2026.  Net operating loss carry forwards of $1,061,226 (included in the TLIC amount above), expiring in 2018 through 2023, remain from the acquisition of FLAC.  The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

The Company has no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2009 through 2012 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Family Benefit Life also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk.  Family Benefit Life reinsures initial amounts of risk on any one life in excess of $50,000 for individual life insurance with Optimum Re.  Family Benefit Life also reinsures its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

Family Benefit Life participates in the Servicemen Group Life Insurance Pool, administered by Prudential Life Insurance Company, in which it assumes group life insurance on a percentage based on the total in force amount of participating companies.  The group plan permits conversion to permanent insurance with the initial face amount reinsured with the Office of Servicemembers Group Life Insurance.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and Family Benefit Life remain primarily liable for the entire amount at risk.

Reinsurance assumed and ceded amounts for TLIC and Family Benefit Life for 2012 and 2011 are summarized as follows:

	2012	2011
Premiums assumed	$371,518	$44,118
Commissions and expense allowances	(16)	186
Benefits assumed	489,344	33,811
Reserve credits assumed	53,397	52,250
In force amount assumed	414,183,269	23,737,668

Premiums ceded	470,187	341,106
Commissions and expense allowances	21,125	22,673
Benefits ceded	216,895	275,681
Reserve credits ceded	958,570	795,619
In force amount ceded	71,962,540	40,146,708

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

9.        Property and Equipment

Property and equipment as of December 31, 2012 and 2011 is summarized as follows:

	December 31, 2012	December 31, 2011
Total property and equipment	$272,263	$281,996
Less - accumulated depreciation	(147,705)	(111,153)
Property and equipment net of accumulated depreciation	$124,558	$170,843

10.      Leases

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010 and leased 950 square feet of office space effective December 15, 2009 that terminated December 31, 2010.  On June 17, 2010, the Company agreed to lease an additional 4,252 square feet of expansion office space whereby, effective October 1, 2010, the Company would lease for five years a combined 6,769 square feet.  Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015.  The Company incurred rent expense of $76,136 and $72,809 for the years ended December 31, 2012 and 2011, respectively, under this lease and other minor leases.  The Company received a $120,000 leasehold improvement allowance from the lessor that is being amortized over the non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2012 and 2011.  Future minimum lease payments to be paid under non cancelable lease agreements are $94,764 for 2013 and 2014 and $71,073 in 2015.

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

The future minimum lease payments to be received under the above non cancelable lease agreements are $360,072, $360,072, $235,220 and $87,675 for the years 2013 through 2016, respectively.

Family Benefit Life owned approximately one and one-half acres of land located in Jefferson City, Missouri.  A 6,100 square foot building (serving as Family Benefit Life’s headquarters) and a 2,200 square foot building (leased to a third party) are on one acre of this land and the other half acre is held for sale.  In October 2012, both of the buildings were sold.

With respect to the 2,200 square foot building, Family Benefit Life entered into a one-year lease beginning August 1, 2010 and ending July 31, 2011.  The lease could have been renewed annually if no termination notice was given by either party on or before May 1.  No notice was given by either party on May 1, 2011 or May 1, 2012 and therefore the lease was renewed for additional one-year periods.  The tenant paid Family Benefit Life $15,000 per year in monthly installments of $1,250.  In connection with the October 2012 sale of the two buildings, the underlying third party lease was transferred to the new owner.  The new owner also charged the Company $12,152 of rent during the last three months of 2012.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The statutory net income (loss) for TLIC amounted to $1,327,798 and ($831,650) for the years ended December 31, 2012 and 2011, respectively.  The statutory surplus of TLIC was $5,277,775 and $4,703,946 as of December 31, 2012 and 2011, respectively.  The statutory net income for Family Benefit Life amounted to $1,107,135 and $1,226,329 for the years ended December 31, 2012 and 2011, respectively.  The statutory surplus of Family Benefit Life was $10,479,574 and $10,951,139 as of December 31, 2012 and 2011, respectively.

TLIC is subject to Oklahoma laws and Family Benefit Life is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval.  In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.  Family Benefit Life paid $1,515,975 of dividends to TLIC in 2012 and received permission from the Missouri Department of Insurance to pay $581,300 of dividends in excess of the $934,675 limitation.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

12.      Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments as of and for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011
Revenues:
Life and annuity insurance operations	$14,275,397	$16,011,386
Premium finance operations	102,734	166,919
Corporate operations	430,389	45,954
Total	$14,808,520	$16,224,259

Income (loss) before income taxes:
Life and annuity insurance operations	$1,332,546	$8,238,255
Premium finance operations	(224,951)	(212,706)
Corporate operations	(149,782)	(535,278)
Total	$957,813	$7,490,271

Depreciation and amortization expense:
Life and annuity insurance operations	$1,112,688	$650,350
Premium finance operations	3,692	3,708
Corporate operations	15,106	12,111
Total	$1,131,486	$666,169

	December 31,
	2012	2011
Assets:
Life and annuity insurance operations	$158,151,031	$137,931,960
Premium finance operations	979,390	1,864,370
Corporate operations	6,319,896	4,951,325
Total	$165,450,317	$144,747,655

13.      Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $2,514,836 as of December 31, 2012. Other funds are invested in mutual funds that invest in U.S. government securities.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.  The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

14.      Contingent Liabilities

Guaranty fund assessments may be taken as a credit against premium taxes over a five-year period.  These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.

15.      Related Party Transactions

During 2012, the Company purchased 185,313 shares of its common stock from former members of the Board of Directors at a cost of $648,595.

16.      Subsequent Events

On March 8, 2013, the Company suspended the private placement of its common stock primarily in the states of Kansas, Missouri, and South Dakota. This offering began on August 15, 2012 and resulted in gross proceeds of $620,245 from the subscription of 72,970 of its common stock and incurred $290,163 in offering costs.

17.      Acquisition of Family Benefit Life Insurance Company

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

The Company acquired Family Benefit Life to expand its insurance operations into additional states.  The net fair value of the Family Benefit Life assets acquired is included in the consolidated statement of financial position as of December 31, 2011.  The results of operations of Family Benefit Life are not included in the consolidated statement of operations for the year ended December 31, 2011 due to the late 2011 acquisition date.  Family Benefit Life’s financial position as of December 31, 2012 and its operating results for the year ended December 31, 2012 are reflected in the Company’s 2012 consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

17.      Acquisition of Family Benefit Life Insurance Company (continued)

The acquisition of Family Benefit Life is summarized as follows:

Assets acquired
Available-for-sale fixed maturity securities	$56,252,307
Available-for-sale equity securities	304,773
Mortgage loans on real estate	79,710
Investment real estate	582,560
Policy loans	1,047,378
Other invested assets	110
Cash and cash equivalents	9,103,505
Accrued investment income	775,438
Recoverable from reinsurers	120,068
Agents' balances and due premiums	16,476
Value of insurance business acquired	5,627,662
Other assets	10,336

Total assets acquired	73,920,323

Liabilities assumed
Policyholders' account balances	36,746,133
Future policy benefits	13,502,833
Policy claims	166,593
Premiums paid in advance	12,214
Deferred federal income taxes	2,188,650
Current federal taxes payable	36,720
Other liabilities	496,572

Total liabilities assumed	53,149,715

Fair value of net assets acquired	20,770,608

Cash paid as purchase consideration	(13,855,129)

Gain from acquisition of Family Benefit Life	$6,915,479

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

17.      Acquisition of Family Benefit Life Insurance Company (continued)

The following unaudited pro forma financial information has been prepared to present the results of operations of the Company assuming the acquisition of Family Benefit Life had occurred at the beginning of the year ended December 31, 2011.  This pro forma information is supplemental and does not necessarily present the operations of the Company that would have occurred had the acquisition occurred on those dates and may not reflect the operations that will occur in the future.

Pro forma adjustments consist of the following: reduction in revenue due to the amortization of current market value adjustments over the life of the investments, reduction in deferred acquisition costs due to the business acquired, amortization of the value of insurance business acquired and deferred tax impact of these pro forma adjustments.

The unaudited pro forma financial information for the year ended December 31, 2011 is summarized as follows:

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2012.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2013 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date	March 14, 2013	By	/s/Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date	March 14, 2013
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date	March 14, 2013
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date	March 14, 2013
Bill H. Hill, Director

By	/s/ Will W. Klein	Date	March 14, 2013
Will W. Klein, Director

By	/s/ Charles W, Owens	Date	March 14, 2013
Charles W. Owens, Director

By	/s/ George E. Peintner	Date	March 14, 2013
George E, Peintner, Director

By	/s/ G. Wayne Pettigrew	Date	March 14, 2013
G. Wayne Pettigrew, Director

By	/s/ Gary L. Sherrer	Date	March 14, 2013
Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit
Number                    Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

5.2	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 2011.

5.3	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 30, 2012.

10.1
Administrative Service Agreement between TLIC (formerly FLAC) and Investors Heritage Life Insurance Company, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.2	Lease Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.3	Reinsurance Agreement with Investors Heritage Life Insurance Company is incorporated by reference as Exhibit 10.3 to the Company’s Registration Statement on Form 10SB12G/A filed July 23, 2007.

10.4	Reinsurance Agreement with Munich American Reinsurance Company is incorporated by reference as Exhibit 10.4 to the Company’s registration statement on Form 10SB12G/A filed July 23, 2007.

10.5
First Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated July 1, 2008, incorporated by reference as Exhibit 10.5 to the Company’s Annual report on Form 10-K filed April 14, 2009.

10.6
Lease Agreement dated July 10, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.7
Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.8	Employment Agreement of William S. Lay, dated April 18, 2009, incorporated by reference as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 22, 2009.

10.9
Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference as Exhibit 10.9 to the company’s Quarterly Report on form 10-Q filed May 15, 2009.

EXHIBIT INDEX (continued)

Exhibit
Number                    Description of Exhibit

10.10
Loan guaranty agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference as Exhibit 10.10 to the company’s Quarterly Report on form 10-Q filed May 15, 2009.

10.11
Administrative Services Agreement between First Life America Corporation and Investors Heritage Life Insurance Company dated June 16, 2009, incorporated by reference as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.12
First Amendment to Administrative Services Agreement between Trinity Life Insurance Company and Investors Heritage Life Insurance Company incorporated by reference as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.13	Amendment to Employment Agreement of William S. Lay dated April 23, 2010, incorporated by reference as Exhibit 10.13 of the Company’s Current Report on Form 8-K filed April 28, 2010.

10.14	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference as Exhibit 10.14 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.15
Second Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated June 16, 2010, incorporated by reference as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed June 22, 2010.

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.16 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference as Exhibit 10.17 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.18 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.19	Amendment to Employment Agreement of Gregg E. Zahn, President, dated October 8, 2012, incorporated by reference as Exhibit 10.19 of the Company’s Current Report on Form 8-K filed December 13, 2011.

17.1	Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.1 of the Company’s Current Report on Form 8-K filed August 9, 2012.

17.2
Addendum 1 dated August 9, 2012 to Resignation Letter of Shannon B. Young dated August 9, 2012, incorporated by reference as Exhibit 17.2 of the Company’s Current Report on Form 8-KA filed August 10, 2012.

17.3
Addendum 2 dated August 10, 2012 to Resignation Letter of Shannon B. Young dated August 10, 2012, incorporated by reference as Exhibit 17.3 of the Company’s Current Report on Form 8-KA filed August 10, 2012.

21.1*	Subsidiaries of First Trinity Financial Corporation.

*  Filed herewith

EXHIBIT INDEX (continued)

Exhibit
Number                    Description of Exhibit

21.2
Letter to Jeffrey Reidler, Division of Corporate Finance, United States Securities and Exchange Commission, incorporated by reference as Exhibit 21.2 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form S-1 filed March 30, 2012.

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

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 filed March 31, 2011.

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

23.6	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.6 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form S-1 filed March 30, 2012.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.4
Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008.

*  Filed herewith

EXHIBIT INDEX (continued)

Exhibit
Number                    Description of Exhibit

99.5	First Life America Corporation unaudited financial statements for the period ending September, 30, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, , incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed January 26, 2009.

99.10	Subscription Agreement, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

99.11	Subscription Escrow Agreement, as amended on March 31, 2011, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

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

EXHIBIT INDEX (continued)

Exhibit
Number                      Description of Exhibit

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