Form 10-Q
period 2013-03-31
First Trinity Financial CORP
filed 2013-05-14
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2013

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
Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    Common stock .01 par value as of May 13, 2013: 7,776,164 shares

FIRST TRINITY FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of March 31, 2013 (Unaudited) and December 31, 2012	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $96,248,154 and $91,543,308 as of March 31, 2013 and December 31, 2012, respectively)	$103,544,487	$98,659,797
Available-for-sale equity securities at fair value (cost: $697,980 and $695,846 as of March 31, 2013 and December 31, 2012, respectively)	857,929	843,497
Mortgage loans on real estate	12,722,725	10,435,776
Investment real estate	2,818,478	2,858,765
Policy loans	1,498,415	1,488,035
Other long-term investments	22,715,572	19,560,794
Total investments	144,157,606	133,846,664
Cash and cash equivalents	5,801,546	10,947,474
Accrued investment income	1,451,311	1,417,218
Recoverable from reinsurers	1,279,829	1,188,371
Agents' balances and due premiums	373,389	358,729
Loans from premium financing, net	135,643	261,072
Deferred policy acquisition costs	7,412,298	7,028,820
Value of insurance business acquired	7,414,052	7,508,895
Property and equipment, net	153,305	124,558
Other assets	2,953,840	2,768,516
Total assets	$171,132,819	$165,450,317
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$99,855,190	$95,043,370
Future policy benefits	31,667,959	31,065,560
Policy claims	612,023	717,521
Other policy liabilities	96,864	139,722
Total policy liabilities	132,232,036	126,966,173
Deferred federal income taxes	3,261,461	3,301,524
Other liabilities	1,425,089	1,460,508
Total liabilities	136,918,586	131,728,205
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 issued as of March 31, 2013 and December 31, 2012 and 7,776,164 and 7,789,060 outstanding as of March 31, 2013 and December 31, 2012, respectively, and 75,820 and 63,070 subscribed as of March 31, 2013 and December 31, 2012, respectively	80,502	80,374
Additional paid-in capital	28,710,485	28,707,648
Treasury stock, at cost (198,209 and 185,313 shares as of March 31, 2013 and December 31, 2012, respectively)	(693,732)	(648,595)
Accumulated other comprehensive income	5,933,971	5,780,670
Accumulated earnings (deficit)	183,007	(197,985)
Total shareholders' equity	34,214,233	33,722,112
Total liabilities and shareholders' equity	$171,132,819	$165,450,317

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Premiums	$1,927,550	$2,056,139
Income from premium financing	1,094	47,012
Net investment income	1,651,623	1,472,495
Net realized investment gains	149,269	68,540
Other income	1,925	7,824
Total revenues	3,731,461	3,652,010
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	590,691	608,641
Death benefits	493,866	659,706
Surrenders	129,036	129,447
Interest credited to policyholders	903,040	786,632
Dividend, endowment and supplementary life contract benefits	52,830	97,203
Total benefits and claims	2,169,463	2,281,629
Policy acquisition costs deferred	(641,535)	(947,411)
Amortization of deferred policy acquisition costs	257,538	242,957
Amortization of value of insurance business acquired	94,844	107,655
Commissions	518,642	795,913
Other underwriting, insurance and acquisition expenses	982,381	844,810
Total expenses	1,211,870	1,043,924
Total benefits, claims and expenses	3,381,333	3,325,553
Income before total federal income tax expense (benefit)	350,128	326,457
Current federal income tax expense	47,524	54,280
Deferred federal income tax benefit	(78,388)	(45,075)
Total federal income tax expense (benefit)	(30,864)	9,205
Net income	$380,992	$317,252
Net income per common share basic and diluted	$0.05	$0.04

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$380,992	$317,252
Other comprehensive income
Total net unrealized gains arising during the period	341,411	677,033
Less net realized investment gains	149,269	68,540
Net unrealized gains	192,142	608,493
Less adjustment to deferred acquisition costs	516	6,975
Other comprehensive income before income tax expense	191,626	601,518
Income tax expense	38,325	136,880
Total other comprehensive income	153,301	464,638
Total comprehensive income	$534,293	$781,890

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2012	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,780	2,831,220	-	-	(2,835,000)	-
Subscriptions of common stock	1,971	1,254,516	-	-	-	1,256,487
Comprehensive income:
Net income	-	-	-	-	317,252	317,252
Other comprehensive income	-	-	-	464,638	-	464,638
Balance as of March 31, 2012	$79,400	$28,171,882	$-	$3,160,862	$(975,654)	$30,436,490

Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	2,837	-	-	-	2,965
Repurchase of common stock	-	-	(45,137)	-	-	(45,137)
Comprehensive income:
Net income	-	-	-	-	380,992	380,992
Other comprehensive income	-	-	-	153,301	-	153,301
Balance as of March 31, 2013	$80,502	$28,710,485	$(693,732)	$5,933,971	$183,007	$34,214,233

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$380,992	$317,252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	51,974	52,056
Accretion of discount on investments	(209,431)	(233,047)
Net realized investment gains	(149,269)	(68,540)
Gain on sale of fixed asset	-	(2,934)
Amortization of policy acquisition cost	257,538	242,957
Policy acquisition cost deferred	(641,535)	(947,411)
Mortgage loan origination fees deferred	(48,031)	-
Amortization of loan origination fees	11,438	-
Amortization of value of insurance business acquired	94,844	107,655
Provision for deferred federal income tax benefit	(78,388)	(45,075)
Interest credited to policyholders	903,040	788,130
Change in assets and liabilities:
Accrued investment income	(34,093)	(153,740)
Policy loans	(10,380)	(7,462)
Allowance for mortgage and premium finance loan losses	46,371	(7,484)
Recoverable from reinsurers	(91,458)	(31,956)
Agents' balances and due premiums	(14,660)	1,290
Other assets	(185,324)	(169,705)
Future policy benefits	602,399	611,384
Policy claims	(105,498)	(42,004)
Other policy liabilities	(42,858)	34,618
Other liabilities	(35,419)	(132,289)
Net cash provided by operating activities	702,252	313,695

Investing activities
Purchases of fixed maturity securities	(6,649,734)	(11,490,292)
Maturities of fixed maturity securities	825,000	859,481
Sales of fixed maturity securities	962,518	1,351,559
Purchases of equity securities	(2,134)	(500,565)
Purchases of mortgage loans	(2,866,116)	(1,715,776)
Payments on mortgage loans	689,827	22,225
Purchases of other long-term investments	(3,697,065)	(4,353,500)
Payments on other long-term investments	937,922	689,277
Loans made for premiums financed	-	(361,741)
Loans repaid for premiums financed	125,429	564,271
Sales of furniture and equipment	-	5,000
Purchases of furniture and equipment	(40,435)	-
Net cash used in investing activities	(9,714,788)	(14,930,061)

Financing activities
Policyholders' account deposits	5,573,147	8,065,887
Policyholders' account withdrawals	(1,664,367)	(1,202,822)
Purchases of treasury stock	(45,137)	-
Proceeds from public and private stock offerings	2,965	1,256,487
Net cash provided by financing activities	3,866,608	8,119,552

Decrease in cash	(5,145,928)	(6,496,814)
Cash and cash equivalents, beginning of period	10,947,474	27,705,711
Cash and cash equivalents, end of period	$5,801,546	$21,208,897

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Supplemental Disclosures

In 2012, the Company issued approximately 378,000 shares in connection with a 5% share dividend payable to the holders of shares of the Company as of March 10, 2012.  In conjunction with the 2012 stock dividend, the non-cash impact on investing and financing activities is summarized as follows:

Three Months Ended March 31, 2012
Fair value of shares issued in connection with the stock dividend (378,000 share issued in 2012)	$2,835,000
Reduction in accumulated earnings (deficit) due to the stock dividend	(2,835,000)
Increase in common stock, par value $.01 due to the stock dividend	3,780
Increase in additional paid-in-capital due to the stock dividend	2,831,220
Change in shareholders' equity due to the stock dividend	$-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota.  The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses.  This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $338,333 in offering costs.

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

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011.  Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in seven states.  Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products.  The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma.  Family Benefit Life has recently been licensed in Arkansas, Illinois, Indiana, Kentucky, North Dakota, Pennsylvania, South Dakota, Texas and West Virginia.

FTCC was incorporated in 2006, and began operations in January 2007.  FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC has continued to process payments and service all existing premium financing contracts after June 30, 2012 and will through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.       Organization and Significant Accounting Policies (continued)

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any other interim period or for any other future year.  Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2012.

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

On January 11, 2012, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they held.  The dividend was payable to the holders of shares of the Corporation as of March 10, 2012.  Fractional shares were rounded to the nearest whole number of shares.  The Company issued approximately 378,000 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,835,000 with an offsetting credit of $2,835,000 to common stock and additional paid-in capital.  This stock dividend was a non-cash investing and financing activity.

Subsequent Events

Management has evaluated all events subsequent to March 31, 2013 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

1.       Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for the quarter ended March 31, 2013, but early adoption was permitted.  The Company adopted the updated guidance effective December 31, 2012, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

2.       Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2013 and December 31, 2012 are summarized as follows:

March 31, 2013 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,585,745	$261,436	$28,646	$2,818,535
States and political subdivisions	263,470	2,401	3,588	262,283
Residential mortgage-backed securities	98,624	73,921	-	172,545
Corporate bonds	89,038,802	6,768,320	89,131	95,717,991
Foreign bonds	4,261,513	342,443	30,823	4,573,133
Total fixed maturity securities	96,248,154	7,448,521	152,188	103,544,487

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	164,581	39,368	-	203,949
Corporate preferred stock	347,905	24,955	-	372,860
Corporate common stock	185,494	95,626	-	281,120
Total equity securities	697,980	159,949	-	857,929
Total fixed maturity and equity securities	$96,946,134	$7,608,470	$152,188	$104,402,416

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,577,074	$256,628	$5,769	$2,827,933
States and political subdivisions	264,854	1,970	4,539	262,285
Residential mortgage-backed securities	107,229	67,890	-	175,119
Corporate bonds	84,325,622	6,578,982	83,812	90,820,792
Foreign bonds	4,268,529	344,630	39,491	4,573,668
Total fixed maturity securities	91,543,308	7,250,100	133,611	98,659,797

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	162,447	40,795	-	203,242
Corporate preferred stock	347,905	24,415	-	372,320
Corporate common stock	185,494	82,441	-	267,935
Total equity securities	695,846	147,651	-	843,497
Total fixed maturity and equity securities	$92,239,154	$7,397,751	$133,611	$99,503,294

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

2.       Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2013 and December 31, 2012 are summarized as follows:

March 31, 2013 (unaudited)	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$1,401,354	$28,646	3
States and political subdivisions	104,915	3,588	1
Corporate bonds	5,493,222	78,515	33
Total less than 12 months	6,999,491	110,749	37
More than 12 months
Corporate bonds	252,752	10,616	2
Foreign bonds	574,878	30,823	4
Total more than 12 months	827,630	41,439	6
Total fixed maturity securities	$7,827,121	$152,188	43

December 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$594,232	$5,769	1
States and political subdivisions	104,243	4,539	1
Corporate bonds	5,772,021	83,812	28
Foreign bonds	916,406	39,491	5
Total fixed maturity securities	$7,386,902	$133,611	35

As of March 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 92%.  As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 93%.  Fixed maturity securities were 95% investment grade as rated by Standard & Poor’s as of March 31, 2013 and December 31, 2012, respectively.  There were no equity securities in an unrealized loss position as of March 31, 2013 and December 31, 2012.

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
March 31, 2013
(Unaudited)

2.       Investments (continued)

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2013 and the year ended December 31, 2012.  Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2013 and December 31, 2012, are summarized as follows:

	(Unaudited) March 31, 2013	December 31, 2012
Unrealized appreciation on available-for-sale securities	$7,456,282	$7,264,140
Adjustment to deferred acquisition costs	(38,815)	(38,299)
Deferred income taxes	(1,483,496)	(1,445,171)
Net unrealized appreciation on available-for-sale securities	$5,933,971	$5,780,670

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2013, by contractual maturity, are summarized as follows:

	March 31, 2013 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,901,769	$3,963,390	$3,775,155	$3,795,743
Due in one year through five years	33,815,777	36,764,752	9,840,758	10,709,876
Due after five years through ten years	46,604,234	50,213,242	6,314,428	7,934,425
Due after ten years	11,827,750	12,430,558	2,785,231	4,265,989
Due at multiple maturity dates	98,624	172,545	-	-
	$96,248,154	$103,544,487	$22,715,572	$26,706,033

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)
2.       Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and mortgage loans on real estate for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate
	2013	2012	2013	2012
Proceeds	$1,787,518	$2,211,040	$689,009	$-
Gross realized gains	51,013	68,540	102,515	-
Gross realized losses	(4,259)	-	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2013 and 2012 and the amount of realized investment gains on fixed maturity securities available-for-sale and mortgage loans on real estate for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$179,844	$524,234
Equity securities	12,298	84,259
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	46,754	68,540
Mortgage loans on real estate	102,515	-

Major categories of net investment income for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
Fixed maturity securities	$1,098,833	$1,223,324
Equity securities	7,315	12,561
Other long-term investments	395,635	197,753
Mortgage loans	210,022	38,321
Policy loans	24,104	24,993
Real estate	90,710	93,475
Short-term and other investments	10,428	9,045
Gross investment income	1,837,047	1,599,472
Investment expenses	(185,424)	(126,977)
Net investment income	$1,651,623	$1,472,495

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

2.       Investments (continued)

Included in invested assets are securities and other assets having amortized cost values of $3,405,881 and $3,981,060 and fair values of $3,610,301 and $4,219,334 as of March 31, 2013 and December 31, 2012, respectively, which have been placed on deposit with various state insurance departments.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

3.       Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 is summarized as follows:

March 31, 2013 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,818,535	$-	$2,818,535
States and political subdivisions	-	262,283	-	262,283
Residential mortgage-backed securities	-	172,545	-	172,545
Corporate bonds	-	95,717,991	-	95,717,991
Foreign bonds	-	4,573,133	-	4,573,133

Total fixed maturity securities	$-	$103,544,487	$-	$103,544,487

Equity securities, available-for-sale
Mutual funds	$-	$203,949	$-	$203,949
Corporate preferred stock	-	372,860	-	372,860
Corporate common stock	228,620	-	52,500	281,120

Total equity securities	$228,620	$576,809	$52,500	$857,929

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,827,933	$-	$2,827,933
States and political subdivisions	-	262,285	-	262,285
Residential mortgage-backed securities	-	175,119	-	175,119
Corporate bonds	-	90,820,792	-	90,820,792
Foreign bonds	-	4,573,668	-	4,573,668

Total fixed maturity securities	$-	$98,659,797	$-	$98,659,797

Equity securities, available-for-sale
Mutual funds	$-	$203,242	$-	$203,242
Corporate preferred stock	-	372,320	-	372,320
Corporate common stock	215,435	-	52,500	267,935

Total equity securities	$215,435	$575,562	$52,500	$843,497

As of March 31, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.  During 2012, one private placement common stock was sold and another was purchased.  These private placement stocks represent investments in small development stage insurance holding companies.  The fair value for these securities was determined through the use of unobservable assumptions about market participants.  The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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
March 31, 2013
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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3.  Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices.  Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of March 31, 2013.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

3.       Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2013 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,216,846	$2,285,224	$-	$-	$2,285,224
Residential	10,505,879	10,550,414	-	-	10,550,414
Policy loans	1,498,415	1,498,415	-	-	1,498,415
Other long-term investments	22,715,572	26,706,033	-	-	26,706,033
Cash and cash equivalents	5,801,546	5,801,546	5,801,546	-	-
Accrued investment income	1,451,311	1,451,311	-	-	1,451,311
Loans from premium financing	135,643	135,643	-	-	135,643
Total financial assets	$44,325,212	$48,428,586	$5,801,546	$-	$42,627,040
Financial liabilities
Policyholders' account balances	$99,855,190	$95,207,220	$-	$-	$95,207,220
Policy claims	612,023	612,023	-	-	612,023
Total financial liabilities	$100,467,213	$95,819,243	$-	$-	$95,819,243

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,267,560	$2,330,004	$-	$-	$2,330,004
Residential	8,168,216	8,177,697	-	-	8,177,697
Policy loans	1,488,035	1,488,035	-	-	1,488,035
Other long-term investments	19,560,794	23,168,994	-	-	23,168,994
Cash and cash equivalents	10,947,474	10,947,474	10,947,474	-	-
Accrued investment income	1,417,218	1,417,218	-	-	1,417,218
Loans from premium financing	261,072	261,072	-	-	261,072
Total financial assets	$44,110,369	$47,790,494	$10,947,474	$-	$36,843,020
Financial liabilities
Policyholders' account balances	$95,043,370	$91,013,971	$-	$-	$91,013,971
Policy claims	717,521	717,521	-	-	717,521
Total financial liabilities	$95,760,891	$91,731,492	$-	$-	$91,731,492

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
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

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value.  Unearned interest was $1,389 as of both March 31, 2013 and December 31, 2012.  Estimated loan losses were $228,999 as of both March 31, 2013 and December 31, 2012.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

4.       Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS.  Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment.  These segments as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
Revenues:
Life and annuity insurance operations	$3,686,274	$3,583,603
Premium finance operations	1,094	47,056
Corporate operations	44,093	21,351
Total	$3,731,461	$3,652,010
Income (loss) before income taxes:
Life and annuity insurance operations	$562,854	$499,383
Premium finance operations	(108,807)	(12,755)
Corporate operations	(103,919)	(160,171)
Total	$350,128	$326,457
Depreciation and amortization expense:
Life and annuity insurance operations	$410,146	$397,478
Premium finance operations	927	927
Corporate operations	4,721	4,263
Total	$415,794	$402,668

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Life and annuity insurance operations	$164,172,691	$158,151,031
Premium finance operations	670,104	979,390
Corporate operations	6,290,024	6,319,896
Total	$171,132,819	$165,450,317

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

5.       Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2013	2012
Allowance at beginning of period	$228,999	$229,004
Additions credited to operations	-	(7,484)
Allowance at end of period	$228,999	$221,520

6.       Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes.  Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.  A valuation allowance has been established due to the uncertainty of certain loss carryforwards.

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

8.       Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2012	$2,718,885	$(22,661)	$2,696,224
Other comprehensive income	470,026	(5,388)	464,638
Balance as of March 31, 2012	$3,188,911	$(28,049)	$3,160,862

Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive income before reclassifications, net of tax	273,129	(413)	272,716
Less amounts reclassified from accumulated other comprehensive income, net of tax	119,415	-	119,415
Other comprehensive income	153,714	(413)	153,301
Balance as of March 31, 2013	$5,965,023	$(31,052)	$5,933,971

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$341,411	$68,282	$273,129
Reclassification adjustment for gains included in income	(149,269)	(29,854)	(119,415)
Net unrealized gains on investments	192,142	38,428	153,714
Adjustment to deferred acquisition costs	(516)	(103)	(413)
Total other comprehensive income	$191,626	$38,325	$153,301

	Three Months Ended March 31, 2012 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$677,033	$154,064	$522,969
Reclassification adjustment for gains included in income	(68,540)	(15,597)	(52,943)
Net unrealized gains on investments	608,493	138,467	470,026
Adjustment to deferred acquisition costs	(6,975)	(1,587)	(5,388)
Total other comprehensive income	$601,518	$136,880	$464,638

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2013 are summarized as follows:

Reclassification Adjustments	Three Months Ended March 31, 2013 (Unaudited)
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$149,269
Income tax expenses (b)	29,854
Total reclassification adjustments	119,415
(a) These items appear within net realized investment gains in the consolidated statement of operations.
(b) These items appear within federal income taxes in the consolidated statement of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation  (“we” “us”, “our”, or the Company) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders.  Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.  With the acquisition of Family Benefit Life in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico.  Family Benefit Life has recently been licensed in Arkansas, Illinois, Indiana, Kentucky, North Dakota, Pennsylvania, South Dakota, Texas and West Virginia.  Sales activity will soon begin in these new states.

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

We provide financing for casualty insurance premiums through independent property and casualty insurance agents.  We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.  The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 and will through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.  Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, loans from premium financing, allowance for loan losses from premium financing, value of insurance business acquired, policy liabilities, regulatory requirements, contingencies and litigation.  We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities and equity securities, deferred policy acquisition costs, loans from premium financing, value of insurance business acquired, future policy benefits and federal income taxes.  Except as discussed below, there have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2012.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for the quarter ended March 31, 2013, but early adoption was permitted.  The Company adopted the updated guidance effective December 31, 2012, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2013 and 2012

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,927,550	$2,056,139	$(128,589)	-6.3%
Net investment income	1,651,623	1,472,495	179,128	12.2%
Net realized investment gains	149,269	68,540	80,729	117.8%
Other revenues	3,019	54,836	(51,817)	-94.5%
Total revenues	3,731,461	3,652,010	79,451	2.2%
Benefits and claims	2,169,463	2,281,629	(112,166)	-4.9%
Expenses	1,211,870	1,043,924	167,946	16.1%
Total benefits, claims and expenses	3,381,333	3,325,553	55,780	1.7%
Income before federal income tax expense (benefit)	350,128	326,457	23,671	7.3%
Federal income tax expense (benefit)	(30,864)	9,205	(40,069)	-435.3%
Net income	$380,992	$317,252	$63,740	20.1%
Net income per common share basic and diluted	$0.05	$0.04	$0.01

Consolidated Condensed Financial Position as of March 31, 2013 and December 31, 2012

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2013	December 31, 2012	2013 to 2012	2013 to 2012

Investment assets	$144,157,606	$133,846,664	$10,310,942	7.7%
Other assets	26,975,213	31,603,653	(4,628,440)	-14.6%
Total assets	$171,132,819	$165,450,317	$5,682,502	3.4%

Policy liabilities	$132,232,036	$126,966,173	$5,265,863	4.1%
Deferred federal income taxes	3,261,461	3,301,524	(40,063)	-1.2%
Other liabilities	1,425,089	1,460,508	(35,419)	-2.4%
Total liabilities	136,918,586	131,728,205	5,190,381	3.9%
Shareholders' equity	34,214,233	33,722,112	492,121	1.5%
Total liabilities and shareholders' equity	$171,132,819	$165,450,317	$5,682,502	3.4%

Shareholders' equity per common share	$4.36	$4.29	$0.07

Results of Operations – Three Months Ended March 31, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,927,550	$2,056,139	$(128,589)	-6.3%
Income from premium financing	1,094	47,012	(45,918)	-97.7%
Net investment income	1,651,623	1,472,495	179,128	12.2%
Net realized investment gains	149,269	68,540	80,729	117.8%
Other income	1,925	7,824	(5,899)	-75.4%
Total revenues	$3,731,461	$3,652,010	$79,451	2.2%

The increase in total revenues of $79,451 for the three months ended March 31, 2013 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$23,201	$32,223	$(9,022)	-28.0%
Whole life and term renewal	721,612	970,154	(248,542)	-25.6%
Final expense first year	252,882	273,545	(20,663)	-7.6%
Final expense renewal	929,855	780,217	149,638	19.2%
Total premiums	$1,927,550	$2,056,139	$(128,589)	-6.3%

The $128,589 decrease in premiums for the three months ended March 31, 2013 is primarily due to a $248,542 decrease in whole life and term renewal premiums that exceeded a $149,638 increase in final expense renewal premiums.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years.  There was a decrease of $45,918 for the three months ended March 31, 2013.

As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts.  On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012.  FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 and will through the duration that the property and casualty premium financing contracts are in force.  The Company estimates that FTCC will be processing and servicing its premium finance operations through June 30, 2013.  The Company will incur minimal costs related to exiting its premium financing operations since resources will be redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$1,098,833	$1,223,324	$(124,491)	-10.2%
Equity securities	7,315	12,561	(5,246)	-41.8%
Other long-term investments	395,635	197,753	197,882	100.1%
Mortgage loans	210,022	38,321	171,701	448.1%
Policy loans	24,104	24,993	(889)	-3.6%
Real estate	90,710	93,475	(2,765)	-3.0%
Short-term and other investments	10,428	9,045	1,383	15.3%
Gross investment income	1,837,047	1,599,472	237,575	14.9%
Investment expenses	(185,424)	(126,977)	58,447	-46.0%
Net investment income	$1,651,623	$1,472,495	$179,128	12.2%

The $237,575 increase in gross investment income for the three months ended March 31, 2013 is due to the 2013 investment of excess cash primarily in fixed maturity securities, other long-term investments (lottery receivables) and mortgage loans.

The $58,447 increase in investment expenses for the three months ended March 31, 2013 is primarily due to the establishment of a $46,371 bad debt allowance on mortgage loans on real estate for commercial and residential mortgage loans where funds or real estate are not otherwise escrowed and held by a third party for the benefit of the Company.  As of March 31, 2013, $59,913 of cash and $205,259 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was an $80,729 increase in net realized investment gains for the three months ended March 31, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $46,754 for the three months ended March 31, 2013 resulted from proceeds of $1,787,518 for these securities that had carrying values of $1,740,764 at the 2013 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $68,540 for the three months ended March 31, 2012 resulted from proceeds of $2,211,040 for these securities that had carrying values of $2,142,500 at the 2012 disposal dates.

The net realized investment gains from mortgage loans on real estate of $102,515 for the three months ended March 31, 2013, resulted from the early pay off of three mortgage loans that the Company had acquired at a discount price.

We have recorded no other-than-temporary impairments in 2013 and 2012.

Other Income

The $5,899 decrease in other income for the three months ended March 31, 2013 is primarily due to decreased service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$590,691	$608,641	$(17,950)	-2.9%
Death benefits	493,866	659,706	(165,840)	-25.1%
Surrenders	129,036	129,447	(411)	-0.3%
Interest credited to policyholders	903,040	786,632	116,408	14.8%
Dividend, endowment and supplementary life contract benefits	52,830	97,203	(44,373)	-45.6%
Total benefits and claims	2,169,463	2,281,629	(112,166)	-4.9%
Expenses
Policy acquisition costs deferred	(641,535)	(947,411)	305,876	-32.3%
Amortization of deferred policy acquisition costs	257,538	242,957	14,581	6.0%
Amortization of value of insurance business acquired	94,844	107,655	(12,811)	-11.9%
Commissions	518,642	795,913	(277,271)	-34.8%
Other underwriting, insurance and acquisition expenses	982,381	844,810	137,571	16.3%
Total expenses	1,211,870	1,043,924	167,946	16.1%
Total benefits, claims and expenses	$3,381,333	$3,325,553	$55,780	1.7%

The increase of $55,780 in total benefits, claims and expenses for the three months ended March 31, 2013 is discussed below.

Benefits and Claims

The $112,166 decrease in benefits and claims for the three months ended March 31, 2013 is primarily due to the following:

•	$165,840 decrease in death benefits is primarily due to favorable mortality experience in 2013.

•
$44,373 decrease in dividends, endowments and supplementary life contract benefits due to management’s decision to decrease non guaranteed dividends on Family Benefit Life products due to decreased investment yields and decreased divisible surplus.

•
$116,408 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

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

For the three months ended March 31, 2013 and 2012, capitalized costs were $641,535 and $947,411, respectively.  Amortization of deferred policy acquisition costs for the three months ended March 31, 2013 and 2012 were $257,538 and $242,957, respectively.

The $305,876 decrease in the acquisition costs deferred primarily relates to decreased production of final expense policies and annuity contracts in 2013.  The $14,581 increase in the 2013 amortization of deferred acquisition costs is as expected.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.   Amortization of the value of insurance business acquired was $94,844 and $107,655 for the three months ended March 31, 2013 and 2012, respectively.  The $12,811 decrease in the 2013 amortization of value of insurance business acquired primarily is as expected.

Commissions

Our commissions for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$91,536	$331,727	$(240,191)	-72.4%
Whole life and term first year	16,995	25,077	(8,082)	-32.2%
Whole life and term renewal	25,724	37,091	(11,367)	-30.6%
Final expense first year	296,827	329,944	(33,117)	-10.0%
Final expense renewal	87,560	72,074	15,486	21.5%
Total commissions	$518,642	$795,913	$(277,271)	-34.8%

The $277,271 decrease in commissions for the three months ended March 31, 2013 is primarily due to:

•	$240,191 decrease in annuity first year, single and renewal commissions that corresponds to $2,492,740 of decreased annuity considerations deposited and a 2013 decrease in the annuity commission rate.

•	$33,117 decrease in final expense first year commissions that correspond to the $20,663 decrease in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $137,571 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2013 is primarily attributed to a $125,000 reduction in the bonuses accrued at December 31, 2011 that reduced salaries and wages during the three months ended March 31, 2012.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life.  TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code.  Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.  However, for 2012 and 2013, we intend to file a combined life insurance company federal tax return for TLIC and Family Benefit Life.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2013 and 2012, current income tax expense was $47,524 and $54,280, respectively.  Deferred federal income tax benefit was $78,388 and $45,075 for the three months ended March 31, 2013 and 2012, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $380,992 ($0.05 per common share basic and diluted) and $317,252 ($0.04 per common share basic and diluted) for the three months ended March 31, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year.  The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2013 and 2012 were 7,852,106 and 7,843,665 respectively.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$3,686,274	$3,583,603	$102,671	2.9%
Premium finance operations	1,094	47,056	(45,962)	-97.7%
Corporate operations	44,093	21,351	22,742	106.5%
Total	$3,731,461	$3,652,010	$79,451	2.2%
Income (loss) before income taxes:
Life and annuity insurance operations	$562,854	$499,383	$63,471	12.7%
Premium finance operations	(108,807)	(12,755)	(96,052)	753.1%
Corporate operations	(103,919)	(160,171)	56,252	-35.1%
Total	$350,128	$326,457	$23,671	7.3%

Life and Annuity Insurance Operations

The $102,671 increase in revenues from Life and Annuity Insurance Operations for the three months ended March 31, 2013 is primarily due to the following:

•	$153,498 increase in net investment income

•	$80,729 increase in net realized investment gains

•	$128,589 decrease in premiums

The $63,471 increased profitability from Life and Annuity Insurance Operations for the three months ended March 31, 2013 is primarily due to the following:

•	$277,271 decrease in commissions

•	$153,498 increase in net investment income

•	$112,166 decrease in benefits and claims

•	$80,729 increase in net realized investment gains

•	$12,811 decrease in amortization of value of insurance business acquired

•	$320,457 decrease in policy acquisition costs deferred net of amortization

•	$128,589 decrease in premiums

•	$117,241 increase in other underwriting, insurance and acquisition expenses

Premium Finance Operations

The $45,962 decrease in revenues from Premium Finance Operations for the three months ended March 31, 2013 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $96,052 decreased profitability from Premium Finance Operations for the three months ended March 31, 2013 is primarily due to $45,962 of decreased fee income and $52,897 of increased legal fees.

Corporate Operations

The $22,742 increase in revenues from Corporate Operations for the three months ended March 31, 2013 is primarily due to increased net investment income.

The $56,252 increased Corporate Operations profitability for the three months ended March 31, 2013 is primarily due to the $22,742 increase in net investment income and $29,760 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) March 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $96,248,154 and $91,543,308 as of March 31, 2013 and December 31, 2012, respectively)	$103,544,487	$98,659,797	$4,884,690	5.0%
Available-for-sale equity securities at fair value (cost: $697,980 and $695,846 as of March 31, 2013 and December 31, 2012, respectively)	857,929	843,497	14,432	1.7%
Mortgage loans on real estate	12,722,725	10,435,776	2,286,949	21.9%
Investment real estate	2,818,478	2,858,765	(40,287)	-1.4%
Policy loans	1,498,415	1,488,035	10,380	0.7%
Other long-term investments	22,715,572	19,560,794	3,154,778	16.1%
Total investments	$144,157,606	$133,846,664	$10,310,942	7.7%

The $4,884,690 increase in available-for-sale fixed maturity securities for the three months ended March 31, 2013 is primarily due to purchases of $6,649,734 in excess of sales and maturities of $1,787,518, net realized investment gains of $46,754, $179,844 increase in unrealized appreciation and premium amortization of $204,124.  This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of March 31, 2013, we held 43 available-for-sale fixed maturity securities with an unrealized loss of $152,188, fair value of $7,827,121 and amortized cost of $7,979,309.

The $14,432 increase in available-for-sale equity securities for the three months ended March 31, 2013 is primarily due to purchases of $2,134 and a $12,298 increase in unrealized appreciation of available-for-sale equity securities.  This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”  The available-for-sale equity securities portfolio is invested in a variety of companies.

As of both March 31, 2013 and December 31, 2012 there were no available-for-sale equity securities in an unrealized loss position.

The $2,286,949 increase in mortgage loans for the three months ended March 31, 2013 is primarily due to the origination of $2,866,116 of mortgage loans, $48,031 capitalization of loan origination fees, $102,515 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $17,923 less principal payments of $689,827, allowance for bad debts of $46,371 and $11,438 of amortization of loan origination fees.

The $3,154,778 increase in other long-term investments (comprised of lottery receivables) for the three months ended March 31, 2013 is primarily due to the purchases of $3,697,065, $395,635 of accretion of discount less principal payments of $937,922.

Our assets other than invested assets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) March 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Cash and cash equivalents	$5,801,546	$10,947,474	$(5,145,928)	-47.0%
Accrued investment income	1,451,311	1,417,218	34,093	2.4%
Recoverable from reinsurers	1,279,829	1,188,371	91,458	7.7%
Agents' balances and due premiums	373,389	358,729	14,660	4.1%
Loans from premium financing, net	135,643	261,072	(125,429)	-48.0%
Deferred policy acquisition costs	7,412,298	7,028,820	383,478	5.5%
Value of insurance business acquired	7,414,052	7,508,895	(94,843)	-1.3%
Property and equipment, net	153,305	124,558	28,747	23.1%
Other assets	2,953,840	2,768,516	185,324	6.7%
Assets other than investment assets	$26,975,213	$31,603,653	$(4,628,440)	-14.6%

The $5,145,928 decrease in cash is primarily due to the company investing these funds in fixed maturity securities, mortgage loans and other long-term investments (i.e., lottery receivables).

The $125,429 decrease in loans from premium financing is related to normal loan collections and our May 16, 2012 decision to discontinue offering premium finance contracts effective July 1, 2012.

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates and settlement dates in different accounting periods.  The $185,324 increase in other assets is primarily due to $207,766 of increased recoverable federal and state income taxes.

The progression of the Company’s loans from premium financing for the three months ended March 31, 2013 and year ended December 31, 2012 is summarized as follows:

	(Unaudited) Three Months Ended March 31,	Year Ended December 31.
	2013	2012
Balance, beginning of year	$491,460	$1,274,707
Loans financed	-	847,845
Unearned interest	-	51,525
Capitalized fees and interest	-	12,827
Payment of loans and unearned interest	(125,429)	(1,695,444)
Ending loan balance including unearned interest	366,031	491,460
Unearned interest included in ending loan balances	(1,389)	(1,389)
Loan balance net of unearned interest	364,642	490,071
Less allowance for loan loss	(228,999)	(228,999)
Loan balance net of unearned interest and allowance for loan losses	$135,643	$261,072

Our liabilities as of March 31, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) March 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Policy liabilities
Policyholders' account balances	$99,855,190	$95,043,370	$4,811,820	5.1%
Future policy benefits	31,667,959	31,065,560	602,399	1.9%
Policy claims	612,023	717,521	(105,498)	-14.7%
Other policy liabilities	96,864	139,722	(42,858)	-30.7%
Total policy liabilities	132,232,036	126,966,173	5,265,863	4.1%
Deferred federal income taxes	3,261,461	3,301,524	(40,063)	-1.2%
Other liabilities	1,425,089	1,460,508	(35,419)	-2.4%
Total liabilities	$136,918,586	$131,728,205	$5,190,381	3.9%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates and settlement dates in different accounting periods.

The $5,265,863 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $3,908,780, $903,040 of interest credited to policyholder account deposits, $602,399 of increased future policy benefit reserves, $105,498 of decreased liabilities for policy claims and $42,858 of decreased other policy liabilities.

The $40,063 decrease in deferred federal income taxes during the three months ended March 31, 2013 was due to $38,325 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities.  This increase was offset by $78,388 of operating deferred tax benefits.

The $35,419 decrease in other liabilities is as expected.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering.  Through March 31, 2013, we have received $27,119,480 from the sale of our shares. Our operations have been profitable and have generated $5,453,295 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the March 31, 2013 consolidated statement of financial position.  The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital.  The Company also issued approximately 378,000 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,835,000 with an offsetting credit of $2,835,000 to common stock and additional paid-in capital.  The impact of these two stock dividend charges of $5,263,328 to accumulated earnings decreased the balance of accumulated earnings as of March 31, 2013 to $183,007.

As of March 31, 2013, we had cash and cash equivalents totaling $5,801,546.  As of March 31, 2013, cash and cash equivalents of $677,982 and $960,053, respectively, of the total $5,801,546 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval.  In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $490,641 as of March 31, 2013. Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2013 and 2012 are summarized as follows:

	(Unaudited) Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Net cash provided by operating activities	$702,252	$313,695	$388,556	123.9%
Net cash used in investing activities	(9,714,788)	(14,930,061)	5,215,273	-34.9%
Net cash provided by financing activities	3,866,608	8,119,552	(4,252,943)	-52.4%
Increase (decrease) in cash	(5,145,928)	(6,496,814)	1,350,886	-20.8%
Cash and cash equivalents, beginning of period	10,947,474	27,705,711	(16,758,237)	-60.5%
Cash and cash equivalents, end of period	$5,801,546	$21,208,897	$(15,407,351)	-72.6%

The $388,556 increase in cash provided by operating activities during the three months ended March 31, 2013 is primarily due to decreased benefits and claims and increases in net investment income that exceed decreases in premiums and increases in other underwriting, insurance and acquisition expenses.

The $5,215,273 of decreased cash used for investing activities during the three months ended March 31, 2013 was primarily related to increased purchase activity in 2012 compared to 2013.

The $4,252,943 decrease in cash provided by financing activities for the three months ended March 31, 2013 resulted from $2,954,285 of decreased policyholder account deposits in excess of withdrawals, $1,253,522 of decreased net proceeds from the public and private placement stock offerings and $45,137 for purchasing treasury shares.

Our shareholders’ equity as of March 31, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) March 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 issued as of March 31, 2013 and December 31, 2012 and 7,776,164 and 7,789,060 outstanding as of March 31, 2013 and December 31, 2012, respectively, and 75,820 and 63,070 subscribed as of March 31, 2013 and December 31, 2012, respectively	$80,502	$80,374	$128	0.2%
Additional paid-in capital	28,710,485	28,707,648	2,837	0.0%
Treasury stock, at cost (198,209 and 185,313 shares as of March 31, 2013 and December 31, 2012, respectively)	(693,732)	(648,595)	(45,137)	7.0%
Accumulated other comprehensive income	5,933,971	5,780,670	153,301	2.7%
Accumulated earnings (deficit)	183,007	(197,985)	380,992	-192.4%
Total shareholders' equity	$34,214,233	$33,722,112	$492,121	1.5%

The increase in shareholders’ equity of $492,121 for the three months ended March 31, 2013 is due to $2,965 of proceeds generated from the public stock offering (gross proceeds of $108,375 and offering expenses of $105,410), $153,301 of other comprehensive income, $380,992 of net income less $45,137 for purchases of 12,896 shares of treasury stock from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

Equity per common share outstanding increased 1.6% to $4.36 as of March 31, 2013 compared to $4.29 per share as of December 31, 2012, based upon 7,851,984 common shares outstanding and subscribed as of March 31, 2013 and 7,852,130 common shares outstanding and subscribed as of December 31, 2012.

The liquidity requirements of our life insurance company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  There were no liquidity issues in 2013 or 2012.  Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks.  The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.  Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $7,456,282 and $3,679,549 as of March 31, 2013 and 2012, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  This $3,776,733 increase in unrealized gain arising for the three months ended March 31, 2013 has been offset by the net realized investment gain of $149,269 due to the sale and call activity for available-for-sale fixed maturity securities and sale of mortgage loans on real estate during 2013.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies.  We maintain conservative durations in our fixed maturity portfolio.  As of March 31, 2013, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.3% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota.  The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share.  If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses.  The offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $338,333 in offering costs.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of March 31, 2013 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 14, 2013	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2013	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer