Form 10-Q
period 2013-06-30
First Trinity Financial CORP
filed 2013-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 12, 2013: 7,776,164 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2013

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $95,331,777 and $91,543,308 as of June 30, 2013 and December 31, 2012, respectively)	$100,144,385	$98,659,797
Available-for-sale equity securities at fair value (cost: $700,137 and $695,846 as of June 30, 2013 and December 31, 2012, respectively)	866,991	843,497
Mortgage loans on real estate	13,620,414	10,435,776
Investment real estate	2,873,478	2,858,765
Policy loans	1,519,286	1,488,035
Other long-term investments	22,103,010	19,560,794
Total investments	141,127,564	133,846,664
Cash and cash equivalents	11,094,179	10,947,474
Accrued investment income	1,502,190	1,417,218
Recoverable from reinsurers	1,421,315	1,188,371
Agents' balances and due premiums	343,185	358,729
Loans from premium financing, net	148,981	261,072
Deferred policy acquisition costs	7,809,386	7,028,820
Value of insurance business acquired	7,293,096	7,508,895
Property and equipment, net	147,247	124,558
Other assets	3,151,869	2,768,516
Total assets	$174,039,012	$165,450,317
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$104,935,793	$95,043,370
Future policy benefits	32,260,828	31,065,560
Policy claims	675,630	717,521
Other policy liabilities	85,502	139,722
Total policy liabilities	137,957,753	126,966,173
Deferred federal income taxes	2,732,077	3,301,524
Other liabilities	1,070,291	1,460,508
Total liabilities	141,760,121	131,728,205
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 7,974,373 issued as of June 30, 2013 and December 31, 2012 and 7,776,164 and 7,789,060 outstanding as of June 30, 2013 and December 31, 2012, respectively, and 75,820 and 63,070 subscribed as of June 30, 2013 and December 31, 2012, respectively	80,502	80,374
Additional paid-in capital	28,674,288	28,707,648
Treasury stock, at cost (198,209 and 185,313 shares as of June 30, 2013 and December 31, 2012, respectively)	(693,731)	(648,595)
Accumulated other comprehensive income	3,962,275	5,780,670
Accumulated earnings (deficit)	255,557	(197,985)
Total shareholders' equity	32,278,891	33,722,112
Total liabilities and shareholders' equity	$174,039,012	$165,450,317

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Premiums	$1,921,494	$1,806,830	$3,849,044	$3,862,969
Income from premium financing	3,236	29,679	4,330	76,691
Net investment income	1,764,367	1,266,330	3,415,990	2,738,825
Net realized investment gains	126,932	24,271	276,201	92,811
Other income	1,503	3,986	3,428	11,810
Total revenues	3,817,532	3,131,096	7,548,993	6,783,106
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	575,056	564,374	1,165,747	1,173,015
Death benefits	601,828	625,862	1,095,694	1,285,568
Surrenders	179,940	144,553	308,976	274,000
Interest credited to policyholders	892,263	845,504	1,795,303	1,632,136
Dividend, endowment and supplementary life contract benefits	69,108	83,895	121,938	181,098
Total benefits and claims	2,318,195	2,264,188	4,487,658	4,545,817
Policy acquisition costs deferred	(511,059)	(478,514)	(1,152,594)	(1,425,925)
Amortization of deferred policy acquisition costs	126,171	141,582	383,709	384,539
Amortization of value of insurance business acquired	120,956	108,011	215,800	215,666
Commissions	533,795	494,262	1,052,437	1,290,175
Other underwriting, insurance and acquisition expenses	1,137,657	969,585	2,120,038	1,814,395
Total expenses	1,407,520	1,234,926	2,619,390	2,278,850
Total benefits, claims and expenses	3,725,715	3,499,114	7,107,048	6,824,667
Income (loss) before total federal income tax expense	91,817	(368,018)	441,945	(41,561)
Current federal income tax expense	55,724	12,500	103,248	66,780
Deferred federal income tax benefit	(36,457)	(10,939)	(114,845)	(56,014)
Total federal income tax expense	19,267	1,561	(11,597)	10,766
Net income (loss)	$72,550	$(369,579)	$453,542	$(52,327)
Net income (loss) per common share basic and diluted	$0.01	$(0.05)	$0.06	$(0.01)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$72,550	$(369,579)	$453,542	$(52,327)
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(2,349,888)	1,220,823	(2,008,477)	1,897,856
Less net realized investment gains	126,932	24,271	276,201	92,811
Net unrealized gains (losses)	(2,476,820)	1,196,552	(2,284,678)	1,805,045
Adjustment to deferred acquisition costs	12,197	(876)	11,681	(7,851)
Other comprehensive income before income tax expense (benefit)	(2,464,623)	1,195,676	(2,272,997)	1,797,194
Income tax expense (benefit)	(492,927)	254,235	(454,602)	391,115
Total other comprehensive income (loss)	(1,971,696)	941,441	(1,818,395)	1,406,079
Total comprehensive income (loss)	$(1,899,146)	$571,862	$(1,364,853)	$1,353,752

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2012	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,789	2,838,171	-	-	(2,841,960)	-
Subscriptions of common stock	2,306	1,438,663	-	-	-	1,440,969
Comprehensive income (loss):
Net loss	-	-	-	-	(52,327)	(52,327)
Other comprehensive income	-	-	-	1,406,079	-	1,406,079
Balance as of June 30, 2012	$79,744	$28,362,980	$-	$4,102,303	$(1,352,193)	$31,192,834

Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	(33,360)	-	-	-	(33,232)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income (loss):
Net income	-	-	-	-	453,542	453,542
Other comprehensive loss	-	-	-	(1,818,395)	-	(1,818,395)
Balance as of June 30, 2013	$80,502	$28,674,288	$(693,731)	$3,962,275	$255,557	$32,278,891

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$453,542	$(52,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	104,045	103,720
Accretion of discount on investments	(436,232)	(58,700)
Net realized investment gains	(276,201)	(92,811)
Gain on sale of fixed asset	-	(2,934)
Loss on sale of real estate	833	-
Amortization of policy acquisition cost	383,709	384,539
Policy acquisition cost deferred	(1,152,594)	(1,425,925)
Mortgage loan origination fees deferred	(88,458)	(121,694)
Amortization of loan origination fees	23,974	-
Amortization of value of insurance business acquired	215,800	215,666
Provision for deferred federal income tax benefit	(114,845)	(56,014)
Interest credited to policyholders	1,795,303	1,631,087
Change in assets and liabilities:
Accrued investment income	(84,972)	(364,875)
Policy loans	(31,251)	21,964
Allowance for mortgage and premium finance loan losses	40,787	(5,869)
Recoverable from reinsurers	(232,944)	(70,439)
Agents' balances and due premiums	15,544	21,026
Other assets	(508,817)	(547,220)
Future policy benefits	1,195,268	1,188,016
Policy claims	(41,891)	(3,337)
Other policy liabilities	(54,220)	16,258
Other liabilities	(390,217)	(398,980)
Net cash provided by operating activities	816,163	381,151

Investing activities
Purchases of fixed maturity securities	(7,200,433)	(16,395,307)
Maturities of fixed maturity securities	1,592,000	1,334,554
Sales of fixed maturity securities	1,451,743	2,401,656
Purchases of equity securities	(4,291)	(502,553)
Sales of equity securities	-	299,845
Purchases of mortgage loans	(4,340,626)	(6,773,120)
Payments on mortgage loans	1,440,236	343,619
Purchases of other long-term investments	(3,831,065)	(6,952,500)
Payments on other long-term investments	2,104,326	1,177,958
Loans made for premiums financed	-	(868,497)
Loans repaid for premiums financed	116,714	1,060,658
Sales of real estate	40,000	-
Purchases of real estate	(10,656)	-
Sales of furniture and equipment	-	5,000
Purchases of furniture and equipment	(46,158)	(1,294)
Net cash used in investing activities	(8,688,210)	(24,869,981)

Financing activities
Policyholders' account deposits	11,310,286	9,989,031
Policyholders' account withdrawals	(3,213,166)	(2,167,318)
Purchases of treasury stock	(45,136)	-
Proceeds from (used in) public and private stock offerings	(33,232)	1,440,969
Net cash provided by financing activities	8,018,752	9,262,682

Increase (decrease) in cash	146,705	(15,226,148)
Cash and cash equivalents, beginning of period	10,947,474	27,705,711
Cash and cash equivalents, end of period	$11,094,179	$12,479,563

 See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

Supplemental Disclosures

In 2013, the Company foreclosed on a delinquent note receivable and recovered the former office building of Southern Insurance Services, LLC. In conjunction with this 2013 transaction, the non-cash impact on investing and finance activities is summarized as follows:

Six Months Ended June 30, 2013
Reduction in notes receivable for recovery of investment real estate	$125,464

Recognition of investment real estate from foreclosure	$125,464

In 2012, the Company issued 378,928 shares in connection with a 5% share dividend payable to the holders of shares of the Company as of March 10, 2012. In conjunction with the 2012 stock dividend, the non-cash impact on investing and financing activities is summarized as follows:

Six Months Ended June 30, 2012
Fair value of shares issued in connection with the stock dividend (378,928 share issued in 2012)	$2,841,960
Reduction in accumulated earnings (deficit) due to the stock dividend	(2,841,960)
Increase in common stock, par value $.01 due to the stock dividend	3,789
Increase in additional paid-in-capital due to the stock dividend	2,838,171
Change in shareholders' equity due to the stock dividend	$-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $374,529 in offering costs.

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

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011. Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in sixteen states. Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products. The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma. Family Benefit Life has recently been licensed in Arkansas, Illinois, Indiana, Kentucky, North Dakota, Pennsylvania, South Dakota, Texas and West Virginia.

FTCC was incorporated in 2006, and began operations in January 2007. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.     Organization and Significant Accounting Policies (continued)

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2012.

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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2013 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.     Investments

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2013 and December 31, 2012 are summarized as follows:

June 30, 2013 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$3,145,185	$234,486	$125,939	$3,253,732
States and political subdivisions	262,068	3,517	3,303	262,282
Residential mortgage-backed securities	91,100	75,185	-	166,285
Corporate bonds	87,309,681	4,990,039	613,511	91,686,209
Foreign bonds	4,523,743	266,276	14,142	4,775,877
Total fixed maturity securities	95,331,777	5,569,503	756,895	100,144,385

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	166,738	20,620	-	187,358
Corporate preferred stock	347,905	25,795	-	373,700
Corporate common stock	185,494	120,439	-	305,933
Total equity securities	700,137	166,854	-	866,991
Total fixed maturity and equity securities	$96,031,914	$5,736,357	$756,895	$101,011,376

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,577,074	$256,628	$5,769	$2,827,933
States and political subdivisions	264,854	1,970	4,539	262,285
Residential mortgage-backed securities	107,229	67,890	-	175,119
Corporate bonds	84,325,622	6,578,982	83,812	90,820,792
Foreign bonds	4,268,529	344,630	39,491	4,573,668
Total fixed maturity securities	91,543,308	7,250,100	133,611	98,659,797

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	162,447	40,795	-	203,242
Corporate preferred stock	347,905	24,415	-	372,320
Corporate common stock	185,494	82,441	-	267,935
Total equity securities	695,846	147,651	-	843,497
Total fixed maturity and equity securities	$92,239,154	$7,397,751	$133,611	$99,503,294

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.     Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2013 and December 31, 2012 are summarized as follows:

June 30, 2013 (unaudited)	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$1,854,610	$125,939	4
States and political subdivisions	104,915	3,303	1
Corporate bonds	16,331,846	576,635	91
Total less than 12 months	18,291,371	705,877	96
More than 12 months
Corporate bonds	380,313	36,876	3
Foreign bonds	591,360	14,142	4
Total more than 12 months	971,673	51,018	7
Total fixed maturity securities	$19,263,044	$756,895	103

December 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$594,232	$5,769	1
States and political subdivisions	104,243	4,539	1
Corporate bonds	5,772,021	83,812	28
Foreign bonds	916,406	39,491	5
Total fixed maturity securities	$7,386,902	$133,611	35

As of June 30, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 85%. As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 93%. Fixed maturity securities were 95% investment grade as rated by Standard & Poor’s as of June 30, 2013 and December 31, 2012, respectively. There were no equity securities in an unrealized loss position as of June 30, 2013 and December 31, 2012.

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

June 30, 2013

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three and six months ended June 30, 2013 and the year ended December 31, 2012. Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2013 and December 31, 2012, are summarized as follows:

	(Unaudited)
	June 30, 2013	December 31, 2012
Unrealized appreciation on available-for-sale securities	$4,979,462	$7,264,140
Adjustment to deferred acquisition costs	(26,618)	(38,299)
Deferred income taxes	(990,569)	(1,445,171)
Net unrealized appreciation on available-for-sale securities	$3,962,275	$5,780,670

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2013, by contractual maturity, are summarized as follows:

	June 30, 2013 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,326,144	$5,418,483	$3,652,738	$3,707,353
Due in one year through five years	37,654,456	40,418,192	9,551,372	10,263,151
Due after five years through ten years	41,009,218	42,756,245	6,128,213	7,383,830
Due after ten years	11,250,859	11,385,180	2,770,687	3,927,321
Due at multiple maturity dates	91,100	166,285	-	-
	$95,331,777	$100,144,385	$22,103,010	$25,281,655

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.     Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale and mortgage loans on real estate for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, (Unaudited)				Six Months Ended June 30, (Unaudited)
	Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate		Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate
	2013	2012	2013	2012	2013	2012	2013	2012
Proceeds	$1,256,225	$1,825,015	$749,432	$-	$3,043,743	$4,036,055	$1,440,236	$-
Gross realized gains	8,582	27,082	120,754	-	59,595	95,622	223,269	-
Gross realized losses	(2,404)	(2,811)	-	-	(6,663)	(2,811)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2013 and 2012 and the amount of realized investment gains on fixed maturity securities available-for-sale and mortgage loans on real estate for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2013	2012	2013	2012
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(2,483,725)	$1,232,073	$(2,303,881)	$1,756,307
Equity securities	6,905	(35,521)	19,203	48,738
Net realized investment gains:
Available-for-sale securities:
Fixed maturity securities	6,178	20,955	52,932	89,495
Equity securities	-	3,316	-	3,316
Mortgage loans on real estate	120,754	-	223,269	-

Major categories of net investment income for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2013	2012	2013	2012
Fixed maturity securities	$1,094,086	$862,769	$2,192,919	$2,064,475
Equity securities	7,371	15,605	14,686	28,166
Other long-term investments	419,843	275,209	815,478	494,580
Mortgage loans	266,145	113,705	476,167	152,026
Policy loans	24,961	23,837	49,065	48,830
Real estate	90,710	93,476	181,420	186,951
Short-term and other investments	17,536	5,583	27,964	14,628
Gross investment income	1,920,652	1,390,184	3,757,699	2,989,656
Investment expenses	(156,285)	(123,854)	(341,709)	(250,831)
Net investment income	$1,764,367	$1,266,330	$3,415,990	$2,738,825

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.     Investments (continued)

Included in invested assets are securities and other assets having amortized cost values of $3,216,497 and $3,981,060 and fair values of $3,305,423 and $4,219,334 as of June 30, 2013 and December 31, 2012, respectively, which have been placed on deposit with various state insurance departments.

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

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the three-level fair value hierarchy. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting the fair value hierarchy are reported as transfers in and out of the category as of the beginning of the period in which the reclassifications occur.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 is summarized as follows:

June 30, 2013 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$3,253,732	$-	$3,253,732
States and political subdivisions	-	262,282	-	262,282
Residential mortgage-backed securities	-	166,285	-	166,285
Corporate bonds	-	91,686,209	-	91,686,209
Foreign bonds	-	4,775,877	-	4,775,877
Total fixed maturity securities	$-	$100,144,385	$-	$100,144,385

Equity securities, available-for-sale
Mutual funds	$99,330	$88,028	$-	$187,358
Corporate preferred stock	102,200	271,500	-	373,700
Corporate common stock	253,433	-	52,500	305,933
Total equity securities	$454,963	$359,528	$52,500	$866,991

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,827,933	$-	$2,827,933
States and political subdivisions	-	262,285	-	262,285
Residential mortgage-backed securities	-	175,119	-	175,119
Corporate bonds	-	90,820,792	-	90,820,792
Foreign bonds	-	4,573,668	-	4,573,668
Total fixed maturity securities	$-	$98,659,797	$-	$98,659,797

Equity securities, available-for-sale
Mutual funds	$-	$203,242	$-	$203,242
Corporate preferred stock	-	372,320	-	372,320
Corporate common stock	215,435	-	52,500	267,935
Total equity securities	$215,435	$575,562	$52,500	$843,497

As of June 30, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2012, one private placement common stock was sold and another was purchased. These private placement stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

June 30, 2013

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of June 30, 2013.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2013 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,191,904	$2,253,026	$-	$-	$2,253,026
Residential	11,428,510	11,474,625	-	-	11,474,625
Policy loans	1,519,286	1,519,286	-	-	1,519,286
Other long-term investments	22,103,010	25,281,655	-	-	25,281,655
Cash and cash equivalents	11,094,179	11,094,179	11,094,179	-	-
Accrued investment income	1,502,190	1,502,190	-	-	1,502,190
Loans from premium financing	148,981	148,981	-	-	148,981
Total financial assets	$49,988,060	$53,273,942	$11,094,179	$-	$42,179,763
Financial liabilities
Policyholders' account balances	$104,935,793	$92,659,742	$-	$-	$92,659,742
Policy claims	675,630	675,630	-	-	675,630
Total financial liabilities	$105,611,423	$93,335,372	$-	$-	$93,335,372

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,267,560	$2,330,004	$-	$-	$2,330,004
Residential	8,168,216	8,177,697	-	-	8,177,697
Policy loans	1,488,035	1,488,035	-	-	1,488,035
Other long-term investments	19,560,794	23,168,994	-	-	23,168,994
Cash and cash equivalents	10,947,474	10,947,474	10,947,474	-	-
Accrued investment income	1,417,218	1,417,218	-	-	1,417,218
Loans from premium financing	261,072	261,072	-	-	261,072
Total financial assets	$44,110,369	$47,790,494	$10,947,474	$-	$36,843,020
Financial liabilities
Policyholders' account balances	$95,043,370	$91,013,971	$-	$-	$91,013,971
Policy claims	717,521	717,521	-	-	717,521
Total financial liabilities	$95,760,891	$91,731,492	$-	$-	$91,731,492

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Unearned interest was $1,389 as of December 31, 2012. Estimated loan losses were $224,377 and $228,999 as of June 30, 2013 and December 31, 2012, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

4.     Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2013	2012	2013	2012
Revenues:
Life and annuity insurance operations	$3,757,813	$3,084,028	$7,444,087	$6,667,631
Premium finance operations	2,403	29,752	3,497	76,808
Corporate operations	57,316	17,316	101,409	38,667
Total	$3,817,532	$3,131,096	$7,548,993	$6,783,106
Income (loss) before income taxes:
Life and annuity insurance operations	$235,316	$(163,236)	$798,170	$336,147
Premium finance operations	(60,014)	(91,400)	(168,821)	(104,155)
Corporate operations	(83,485)	(113,382)	(187,404)	(273,553)
Total	$91,817	$(368,018)	$441,945	$(41,561)
Depreciation and amortization expense:
Life and annuity insurance operations	$305,363	$283,796	$715,509	$681,274
Premium finance operations	942	927	1,869	1,854
Corporate operations	5,429	16,534	10,150	20,797
Total	$311,734	$301,257	$727,528	$703,925

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Life and annuity insurance operations	$167,219,224	$158,151,031
Premium finance operations	608,545	979,390
Corporate operations	6,211,243	6,319,896
Total	$174,039,012	$165,450,317

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

5. Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2013	2012	2013	2012
Allowance at beginning of period	$228,999	$221,520	$228,999	$229,004
Additions (reductions)	(4,622)	1,615	(4,622)	(5,869)
Allowance at end of period	$224,377	$223,135	$224,377	$223,135

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

June 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, 2013 and 2012 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of April 1, 2013	$5,965,023	$(31,052)	$5,933,971
Other comprehensive loss before reclassifications, net of tax	(1,879,909)	9,759	(1,870,150)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	101,546	-	101,546
Other comprehensive loss	(1,981,455)	9,759	(1,971,696)
Balance as of June 30, 2013	$3,983,568	$(21,293)	$3,962,275

Balance as of April 1, 2012	$3,188,911	$(28,049)	$3,160,862
Other comprehensive income before reclassifications, net of tax	961,241	(690)	960,551
Less amounts reclassified from accumulated other comprehensive income, net of tax	19,110	-	19,110
Other comprehensive income	942,131	(690)	941,441
Balance as of June 30, 2012	$4,131,042	$(28,739)	$4,102,303

	Six Months Ended June 30, 2013 and 2012 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(1,606,781)	9,346	(1,597,435)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	220,960	-	220,960
Other comprehensive loss	(1,827,741)	9,346	(1,818,395)
Balance as of June 30, 2013	$3,983,568	$(21,293)	$3,962,275

Balance as of January 1, 2012	$2,718,885	$(22,661)	$2,696,224
Other comprehensive income before reclassifications, net of tax	1,484,770	(6,078)	1,478,692
Less amounts reclassified from accumulated other comprehensive income, net of tax	72,613	-	72,613
Other comprehensive income	1,412,157	(6,078)	1,406,079
Balance as of June 30, 2012	$4,131,042	$(28,739)	$4,102,303

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,349,888)	$(469,979)	$(1,879,909)
Reclassification adjustment for gains included in income	(126,932)	(25,386)	(101,546)
Net unrealized losses on investments	(2,476,820)	(495,365)	(1,981,455)
Adjustment to deferred acquisition costs	12,197	2,438	9,759
Total other comprehensive loss	$(2,464,623)	$(492,927)	$(1,971,696)

	Three Months Ended June 30, 2012 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,220,823	$259,582	$961,241
Reclassification adjustment for gains included in income	(24,271)	(5,161)	(19,110)
Net unrealized gains on investments	1,196,552	254,421	942,131
Adjustment to deferred acquisition costs	(876)	(186)	(690)
Total other comprehensive income	$1,195,676	$254,235	$941,441

	Six Months Ended June 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,008,477)	$(401,696)	$(1,606,781)
Reclassification adjustment for gains included in income	(276,201)	(55,241)	(220,960)
Net unrealized gains on investments	(2,284,678)	(456,937)	(1,827,741)
Adjustment to deferred acquisition costs	11,681	2,335	9,346
Total other comprehensive loss	$(2,272,997)	$(454,602)	$(1,818,395)

	Six Months Ended June 30, 2012 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,897,856	$413,086	$1,484,770
Reclassification adjustment for gains included in income	(92,811)	(20,198)	(72,613)
Net unrealized gains on investments	1,805,045	392,888	1,412,157
Adjustment to deferred acquisition costs	(7,851)	(1,773)	(6,078)
Total other comprehensive income	$1,797,194	$391,115	$1,406,079

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2013	2012	2013	2012
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$126,932	$24,271	$276,201	$92,811
Income tax expenses (b)	25,386	5,161	55,241	20,198
Total reclassification adjustments	101,546	19,110	220,960	72,613

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

We provide financing for casualty insurance premiums through independent property and casualty insurance agents. We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. The Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

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

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology. Our business segments are as follows:

●	Life and annuity insurance operations, consisting of the operations of TLIC and Family Benefit Life;
●	Premium finance operations, consisting of the operations of FTCC and SIS; and
●	Corporate operations, which includes the results of the parent company after the elimination of intercompany amounts.

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2013 and 2012

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,921,494	$1,806,830	$114,664	6.3%
Net investment income	1,764,367	1,266,330	498,037	39.3%
Net realized investment gains	126,932	24,271	102,661	423.0%
Other revenues	4,739	33,665	(28,926)	-85.9%
Total revenues	3,817,532	3,131,096	686,436	21.9%
Benefits and claims	2,318,195	2,264,188	54,007	2.4%
Expenses	1,407,520	1,234,926	172,594	14.0%
Total benefits, claims and expenses	3,725,715	3,499,114	226,601	6.5%
Income (loss) before federal income tax expense	91,817	(368,018)	459,835	124.9%
Federal income tax expense	19,267	1,561	17,706	1134.3%
Net income (loss)	$72,550	$(369,579)	$442,129	119.6%
Net income (loss) per common share basic and diluted	$0.01	$(0.05)	$0.06

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2013 and 2012

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$3,849,044	$3,862,969	$(13,925)	-0.4%
Net investment income	3,415,990	2,738,825	677,165	24.7%
Net realized investment gains	276,201	92,811	183,390	197.6%
Other revenues	7,758	88,501	(80,743)	-91.2%
Total revenues	7,548,993	6,783,106	765,887	11.3%
Benefits and claims	4,487,658	4,545,817	(58,159)	-1.3%
Expenses	2,619,390	2,278,850	340,540	14.9%
Total benefits, claims and expenses	7,107,048	6,824,667	282,381	4.1%
Income (loss) before federal income tax expense	441,945	(41,561)	483,506	1163.4%
Federal income tax expense (benefit)	(11,597)	10,766	(22,363)	-207.7%
Net income (loss)	$453,542	$(52,327)	$505,869	966.7%
Net income (loss) per common share basic and diluted	$0.06	$(0.01)	$0.07

Consolidated Condensed Financial Position as of June 30, 2013 and December 31, 2012

	(Unaudited) June 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Investment assets	$141,127,564	$133,846,664	$7,280,900	5.4%
Other assets	32,911,448	31,603,653	1,307,795	4.1%
Total assets	$174,039,012	$165,450,317	$8,588,695	5.2%

Policy liabilities	$137,957,753	$126,966,173	$10,991,580	8.7%
Deferred federal income taxes	2,732,077	3,301,524	(569,447)	-17.2%
Other liabilities	1,070,291	1,460,508	(390,217)	-26.7%
Total liabilities	141,760,121	131,728,205	10,031,916	7.6%
Shareholders' equity	32,278,891	33,722,112	(1,443,221)	-4.3%
Total liabilities and shareholders' equity	$174,039,012	$165,450,317	$8,588,695	5.2%

Shareholders' equity per common share	$4.11	$4.29	$(0.18)

Results of Operations – Three Months Ended June 30, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,921,494	$1,806,830	$114,664	6.30%
Income from premium financing	3,236	29,679	(26,443)	-89.10%
Net investment income	1,764,367	1,266,330	498,037	39.30%
Net realized investment gains	126,932	24,271	102,661	423.00%
Other income	1,503	3,986	(2,483)	-62.30%
Total revenues	$3,817,532	$3,131,096	$686,436	21.90%

The increase in total revenues of $686,436 for the three months ended June 30, 2013 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$34,807	$37,220	$(2,413)	-6.5%
Whole life and term renewal	667,077	684,756	(17,679)	-2.6%
Final expense first year	239,575	270,604	(31,029)	-11.5%
Final expense renewal	980,035	814,250	165,785	20.4%
Total premiums	$1,921,494	$1,806,830	$114,664	6.3%

The $114,664 increase in premiums for the three months ended June 30, 2013 is primarily due to a $165,785 increase in final expense renewal premiums that exceeded a decrease of $31,029 in final expense first year premiums.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years. There was a decrease of $26,443 for the three months ended June 30, 2013. As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$1,094,086	$862,769	$231,317	26.8%
Equity securities	7,371	15,605	(8,234)	-52.8%
Other long-term investments	419,843	275,209	144,634	52.6%
Mortgage loans	266,145	113,705	152,440	134.1%
Policy loans	24,961	23,837	1,124	4.7%
Real estate	90,710	93,476	(2,766)	-3.0%
Short-term and other investments	17,536	5,583	11,953	214.1%
Gross investment income	1,920,652	1,390,184	530,468	38.2%
Investment expenses	(156,285)	(123,854)	32,431	-26.2%
Net investment income	$1,764,367	$1,266,330	$498,037	39.3%

The $530,468 increase in gross investment income for the three months ended June 30, 2013 is due to the 2013 investment of excess cash primarily in fixed maturity securities, mortgage loans and other long-term investments (lottery receivables).

The $32,431 increase in investment expenses for the three months ended June 30, 2013 is primarily due to increased mortgage loan origination fees. As of June 30, 2013, $201,936 of cash and $204,800 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was a $102,661 increase in net realized investment gains for the three months ended June 30, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $6,178 for the three months ended June 30, 2013 resulted from proceeds of $1,256,225 for these securities that had carrying values of $1,250,047 as of the 2013 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity and equity securities available-for-sale of $24,271for the three months ended June 30, 2012 resulted from proceeds of $1,825,015 for these securities that had carrying values of $1,800,744 as of the 2012 disposal dates.

The net realized investment gains from mortgage loans on real estate of $120,754 for the three months ended June 30, 2013, resulted from the early payoff of a mortgage loan that the Company had acquired at a discount price.

We have recorded no other-than-temporary impairments in 2013 and 2012.

Other Income

The $2,483 decrease in other income for the three months ended June 30, 2013 is due to decreased service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$575,056	$564,374	$10,682	1.9%
Death benefits	601,828	625,862	(24,034)	-3.8%
Surrenders	179,940	144,553	35,387	24.5%
Interest credited to policyholders	892,263	845,504	46,759	5.5%
Dividend, endowment and supplementary life contract benefits	69,108	83,895	(14,787)	-17.6%
Total benefits and claims	2,318,195	2,264,188	54,007	2.4%
Expenses
Policy acquisition costs deferred	(511,059)	(478,514)	(32,545)	6.8%
Amortization of deferred policy acquisition costs	126,171	141,582	(15,411)	-10.9%
Amortization of value of insurance business acquired	120,956	108,011	12,945	12.0%
Commissions	533,795	494,262	39,533	8.0%
Other underwriting, insurance and acquisition expenses	1,137,657	969,585	168,072	17.3%
Total expenses	1,407,520	1,234,926	172,594	14.0%
Total benefits, claims and expenses	$3,725,715	$3,499,114	$226,601	6.5%

The increase of $226,601 in total benefits, claims and expenses for the three months ended June 30, 2013 is discussed below.

Benefits and Claims

The $54,007 increase in benefits and claims for the three months ended June 30, 2013 is primarily due to a $46,759 increase in interest credited to policyholders as the liability for policyholders’ account balances continues to increase with annuity sales and deposit-type liability funds. In addition, there was a $35,387 increase in surrender activity primarily related to the insurance policies and contracts acquired in the Family Benefit Life December 2011 acquisition.

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

For the three months ended June 30, 2013 and 2012, capitalized costs were $511,059 and $478,514, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2013 and 2012 were $126,171 and $141,582, respectively.

The $32,545 increase in the acquisition costs deferred primarily relates to increased deferrable commissions in 2013. The $15,411 decrease in the 2013 amortization of deferred acquisition costs is as expected.

 Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $120,956 and $108,011 for the three months ended June 30, 2013 and 2012, respectively. The $12,945 increase in the 2013 amortization of value of insurance business acquired primarily is as expected and reflects a slight increase in surrender activity of the insurance policies and contracts acquired in the Family Benefit Life December 2011 acquisition.

Commissions

Our commissions for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$113,607	$35,763	$77,844	217.7%
Whole life and term first year	24,200	27,371	(3,171)	-11.6%
Whole life and term renewal	25,290	29,239	(3,949)	-13.5%
Final expense first year	278,395	325,708	(47,313)	-14.5%
Final expense renewal	92,303	76,181	16,122	21.2%
Total commissions	$533,795	$494,262	$39,533	8.0%

The $39,533 increase in commissions for the three months ended June 30, 2013 is primarily due to a $77,844 increase in commissions on annuity considerations that exceeded a $47,313 decrease in final expense first year commissions related to increases and decreases in the production of these lines of insurance policies and annuity contracts.

Other Underwriting, Insurance and Acquisition Expenses

The $168,072 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2013 is primarily attributed to increased 2013 legal fees and increased purchases of potential policyholder leads provided to agents.

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

For the three months ended June 30, 2013 and 2012, current income tax expense was $55,724 and $12,500, respectively. Deferred federal income tax benefit was $36,457 and $10,939 for the three months ended June 30, 2013 and 2012, respectively.

Net Income (Loss)Per Common Share Basic and Diluted

Net income (loss) was $72,550 [$0.01 per common share basic and diluted] and ($369,579) [($0.05) loss per common share basic and diluted] for the three months ended June 30, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2013 and 2012 were 7,851,984 and 7,969,304 respectively.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the three months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$3,757,813	$3,084,028	$673,785	21.8%
Premium finance operations	2,403	29,752	(27,349)	-91.9%
Corporate operations	57,316	17,316	40,000	231.0%
Total	$3,817,532	$3,131,096	$686,436	21.9%
Income (loss) before income taxes:
Life and annuity insurance operations	$235,316	$(163,236)	$398,552	-244.2%
Premium finance operations	(60,014)	(91,400)	31,386	-34.3%
Corporate operations	(83,485)	(113,382)	29,897	-26.4%
Total	$91,817	$(368,018)	$459,835	-124.9%

Life and Annuity Insurance Operations

The $673,785 increase in revenues from Life and Annuity Insurance Operations for the three months ended June 30, 2013 is primarily due to the following:

●	$458,108 increase in net investment income

●	$114,664 increase in premiums

●	$102,661 increase in net realized investment gains

●	$1,648 decrease in other income

The $398,552 increased profitability from Life and Annuity Insurance Operations for the three months ended June 30, 2013 is primarily due to the following:

●	$458,108 increase in net investment income

●	$114,664 increase in premiums

●	$102,661 increase in net realized investment gains

●	$47,956 increase in policy acquisition costs deferred net of amortization

●	$1,648 decrease in other income

●	$12,945 increase in amortization of value of insurance business acquired

●	$39,533 increase in commissions

●	$54,007 increase in benefits and claims

●	$216,704 increase in other underwriting, insurance and acquisition expenses

Premium Finance Operations

The $27,349 decrease in revenues from Premium Finance Operations for the three months ended June 30, 2013 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $31,386 increased profitability from Premium Finance Operations for the three months ended June 30, 2013 is primarily due to $58,735 of decreased expenses less $27,349 of decreased fee income.

Corporate Operations

The $40,000 increase in revenues from Corporate Operations for the three months ended June 30, 2013 is primarily due to increased net investment income and fees.

The $29,897 increased Corporate Operations profitability for the three months ended June 30, 2013 is primarily due to the $40,000 increase in net investment income and $10,103 of increased operating expenses.

Results of Operations – Six Months Ended June 30, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$3,849,044	$3,862,969	$(13,925)	-0.4%
Income from premium financing	4,330	76,691	(72,361)	-94.4%
Net investment income	3,415,990	2,738,825	677,165	24.7%
Net realized investment gains	276,201	92,811	183,390	197.6%
Other income	3,428	11,810	(8,382)	-71.0%
Total revenues	$7,548,993	$6,783,106	$765,887	11.3%

The increase in total revenues of $765,887 for the six months ended June 30, 2013 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$58,002	$69,662	$(11,660)	-16.7%
Whole life and term renewal	1,388,694	1,654,691	(265,997)	-16.1%
Final expense first year	492,458	544,149	(51,691)	-9.5%
Final expense renewal	1,909,890	1,594,467	315,423	19.8%
Total premiums	$3,849,044	$3,862,969	$(13,925)	-0.4%

The $13,925 decrease in premiums for the six months ended June 30, 2013 is primarily due to a $265,997 decrease in whole life and term renewal premiums and $51,691 decrease in final expense first year premiums that exceeded a $315,423 increase in final expense renewal premiums.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years. There was a decrease of $72,361 for the six months ended June 30, 2013. As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$2,192,919	$2,064,475	$128,444	6.2%
Equity securities	14,686	28,166	(13,480)	-47.9%
Other long-term investments	815,478	494,580	320,898	64.9%
Mortgage loans	476,167	152,026	324,141	213.2%
Policy loans	49,065	48,830	235	0.5%
Real estate	181,420	186,951	(5,531)	-3.0%
Short-term and other investments	27,964	14,628	13,336	91.2%
Gross investment income	3,757,699	2,989,656	768,043	25.7%
Investment expenses	(341,709)	(250,831)	90,878	-36.2%
Net investment income	$3,415,990	$2,738,825	$677,165	24.7%

The $768,043 increase in gross investment income for the six months ended June 30, 2013 is due to the 2013 investment of excess cash primarily in mortgage loans and other long-term investments.

The $90,878 increase in investment expenses for the six months ended June 30, 2013 is primarily due to increased mortgage loan origination fees and the establishment of a $45,409 bad debt allowance on mortgage loans on real estate for commercial and residential mortgage loans where funds or real estate are not otherwise escrowed and held by a third party for the benefit of the Company. As of June 30, 2013, $201,936 of cash and $204,800 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was an $183,390 increase in net realized investment gains for the six months ended June 30, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $52,932 for the six months ended June 30, 2013 resulted from proceeds of $3,043,743 for these securities that had carrying values of $2,990,811 as of the 2013 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity and equity securities available-for-sale of $92,811 for the six months ended June 30, 2012 resulted from proceeds of $4,036,055 for these securities that had carrying values of $3,943,244 as of the 2012 disposal dates.

The net realized investment gains from mortgage loans on real estate of $223,629 for the six months ended June 30, 2013, resulted from the early payoff of three mortgage loans that the Company had acquired at a discount price.

We have recorded no other-than-temporary impairments in 2013 and 2012.

Other Income

The $8,382 decrease in other income for the six months ended June 30, 2013 is primarily due to decreased service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$1,165,747	$1,173,015	$(7,268)	-0.6%
Death benefits	1,095,694	1,285,568	(189,874)	-14.8%
Surrenders	308,976	274,000	34,976	12.8%
Interest credited to policyholders	1,795,303	1,632,136	163,167	10.0%
Dividend, endowment and supplementary life contract benefits	121,938	181,098	(59,160)	-32.7%
Total benefits and claims	4,487,658	4,545,817	(58,159)	-1.3%
Expenses
Policy acquisition costs deferred	(1,152,594)	(1,425,925)	273,331	-19.2%
Amortization of deferred policy acquisition costs	383,709	384,539	(830)	-0.2%
Amortization of value of insurance business acquired	215,800	215,666	134	0.1%
Commissions	1,052,437	1,290,175	(237,738)	-18.4%
Other underwriting, insurance and acquisition expenses	2,120,038	1,814,395	305,643	16.8%
Total expenses	2,619,390	2,278,850	340,540	14.9%
Total benefits, claims and expenses	$7,107,048	$6,824,667	$282,381	4.1%

The increase of $282,381 in total benefits, claims and expenses for the six months ended June 30, 2013 is discussed below.

Benefits and Claims

The $58,159 decrease in benefits and claims for the six months ended June 30, 2013 is primarily due to the following:

●	$189,874 decrease in death benefits due to favorable mortality experience in 2013 compared to 2012.

●

$59,160 decrease in dividends, endowments and supplementary life contract benefits due to management’s decision to decrease non guaranteed dividends on Family Benefit Life products due to decreased investment yields and decreased divisible surplus.

●

$163,167 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

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

For the six months ended June 30, 2013 and 2012, capitalized costs were $1,152,594 and $1,425,925, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2013 and 2012 were $383,709 and $384,539, respectively.

The $273,331 decrease in the acquisition costs deferred primarily relates to decreased commissions in 2013. The $830 decrease in the 2013 amortization of deferred acquisition costs is as expected.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $215,800 and $215,666 for the six months ended June 30, 2013 and 2012, respectively. The $134 increase in the 2013 amortization of value of insurance business acquired is as expected.

Commissions

Our commissions for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$205,144	$367,490	$(162,346)	-44.2%
Whole life and term first year	41,196	52,561	(11,365)	-21.6%
Whole life and term renewal	50,974	66,217	(15,243)	-23.0%
Final expense first year	575,224	655,652	(80,428)	-12.3%
Final expense renewal	179,899	148,255	31,644	21.3%
Total commissions	$1,052,437	$1,290,175	$(237,738)	-18.4%

The $237,738 decrease in commissions for the six months ended June 30, 2013 is primarily due to a $162,346 decrease in commissions on annuity considerations and an $80,428 decrease in final expense first year commissions related to decreased production in these lines of new insurance policies and insurance contracts.

Other Underwriting, Insurance and Acquisition Expenses

The $305,643 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2013 is primarily attributed to a $125,000 reduction in the bonuses accrued at December 31, 2011 that reduced salaries and wages during the six months ended June 30, 2012 and increased 2013 legal fees and increased purchases of potential policyholder leads provided to agents.

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

For the six months ended June 30, 2013 and 2012, current income tax expense was $103,248 and $66,780, respectively. Deferred federal income tax benefit was $114,845 and $56,014 for the six months ended June 30, 2013 and 2012, respectively.

Net Income Per Common Share Basic and Diluted

Net income (loss) was $453,542 [$0.06 per common share basic and diluted] and ($52,327) [($0.01) loss per common share basic and diluted] for the six months ended June 30, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the six months ended June 30, 2013 and 2012 were 7,852,045 and 7,906,452 respectively.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$7,444,087	$6,667,631	$776,456	11.6%
Premium finance operations	3,497	76,808	(73,311)	-95.4%
Corporate operations	101,409	38,667	62,742	162.3%
Total	$7,548,993	$6,783,106	$765,887	11.3%
Income (loss) before income taxes:
Life and annuity insurance operations	$798,170	$336,147	$462,023	137.4%
Premium finance operations	(168,821)	(104,155)	(64,666)	62.1%
Corporate operations	(187,404)	(273,553)	86,149	-31.5%
Total	$441,945	$(41,561)	$483,506	-1163.4%

Life and Annuity Insurance Operations

The $776,456 increase in revenues from Life and Annuity Insurance Operations for the six months ended June 30, 2013 is primarily due to the following:

●	$611,606 increase in net investment income

●	$183,390 increase in net realized investment gains

●	$4,615 decrease in other income

●	$13,925 decrease in premiums

The $462,023 increased profitability from Life and Annuity Insurance Operations for the six months ended June 30, 2013 is primarily due to the following:

●	$611,606 increase in net investment income

●	$237,738 decrease in commissions

●	$183,390 increase in net realized investment gains

●	$58,159 decrease in benefits and claims

●	$134 increase in amortization of value of insurance business acquired

●	$4,615 decrease in other income

●	$13,925 decrease in premiums

●	$272,501 decrease in policy acquisition costs deferred net of amortization

●	$337,695 increase in other underwriting, insurance and acquisition expenses

Premium Finance Operations

The $73,311 decrease in revenues from Premium Finance Operations for the six months ended June 30, 2013 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $64,666 decreased profitability from Premium Finance Operations for the six months ended June 30, 2013 is primarily due to $73,311 of decreased fee income and $8,645 of decreased operating expenses.

Corporate Operations

The $62,742 increase in revenues from Corporate Operations for the six months ended June 30, 2013 is primarily due to increased net investment income and fees.

The $86,149 increased Corporate Operations profitability for the six months ended June 30, 2013 is primarily due to the $62,742 increase in net investment income and $23,407 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) June 30, 2013	December 31, 2012	Increase 2013 to 2012	Percentage Change 2013 to 2012
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $95,331,777 and $91,543,308 as of June 30, 2013 and December 31, 2012, respectively)	$100,144,385	$98,659,797	$1,484,588	1.5%
Available-for-sale equity securities at fair value (cost: $700,137 and $695,846 as of June 30, 2013 and December 31, 2012, respectively)	866,991	843,497	23,494	2.8%
Mortgage loans on real estate	13,620,414	10,435,776	3,184,638	30.5%
Investment real estate	2,873,478	2,858,765	14,713	0.5%
Policy loans	1,519,286	1,488,035	31,251	2.1%
Other long-term investments	22,103,010	19,560,794	2,542,216	13.0%
Total investments	$141,127,564	$133,846,664	$7,280,900	5.4%

The $1,484,588 increase in available-for-sale fixed maturity securities for the six months ended June 30, 2013 is primarily due to purchases of $7,200,433 in excess of sales and maturities of $3,043,743, net realized investment gains of $52,932, $2,303,881 decrease in unrealized appreciation and premium amortization of $421,153. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of June 30, 2013, we held 103 available-for-sale fixed maturity securities with an unrealized loss of $756,895, fair value of $19,263,044 and amortized cost of $20,019,939.

The $23,494 increase in available-for-sale equity securities for the six months ended June 30, 2013 is primarily due to purchases of $4,291 and a $19,203 increase in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in a variety of companies.

As of both June 30, 2013 and December 31, 2012 there were no available-for-sale equity securities in an unrealized loss position.

The $3,184,638 increase in mortgage loans for the six months ended June 30, 2013 is primarily due to the origination of $4,340,626 of mortgage loans, $88,458 capitalization of loan origination fees, $223,269 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $41,904 less principal payments of $1,440,236, allowance for uncollectible mortgage loans of $45,409 and $23,974 of amortization of loan origination fees.

The $2,542,216 increase in other long-term investments (comprised of lottery receivables) for the six months ended June 30, 2013 is primarily due to the purchases of $3,831,065, $815,477 of accretion of discount less principal payments of $2,104,326.

Our assets other than invested assets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) June 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Cash and cash equivalents	$11,094,179	$10,947,474	$146,705	1.3%
Accrued investment income	1,502,190	1,417,218	84,972	6.0%
Recoverable from reinsurers	1,421,315	1,188,371	232,944	19.6%
Agents' balances and due premiums	343,185	358,729	(15,544)	-4.3%
Loans from premium financing, net	148,981	261,072	(112,091)	-42.9%
Deferred policy acquisition costs	7,809,386	7,028,820	780,566	11.1%
Value of insurance business acquired	7,293,096	7,508,895	(215,799)	-2.9%
Property and equipment, net	147,247	124,558	22,689	18.2%
Other assets	3,151,869	2,768,516	383,353	13.8%
Assets other than investment assets	$32,911,448	$31,603,653	$1,307,795	4.1%

The $112,091 decrease in loans from premium financing is related to normal loan collections and our May 16, 2012 decision to discontinue offering premium finance contracts effective July 1, 2012.

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates and settlement dates in different accounting periods. The $383,353 increase in other assets is primarily due to $552,495 of increased recoverable federal and state income taxes. In addition, during second quarter 2013, FTCC foreclosed on a delinquent loan and recovered the former office building of SIS for $125,464 and correspondingly reduced notes receivable (included in other assets) and increased investment real estate. This recovery of the note receivable and capitalization of the building was a non-cash investing and financing activity.

The progression of the Company’s loans from premium financing for the six months ended June 30, 2013 and year ended December 31, 2012 is summarized as follows:

	(Unaudited) Six Months Ended June 30, 2013	Year Ended December 31. 2012
Balance, beginning of year	$491,460	$1,274,707
Loans financed	-	847,845
Unearned interest	1,205	51,525
Capitalized fees and interest	765	12,827
Payment of loans and unearned interest	(120,072)	(1,695,444)
Ending loan balance including unearned interest	373,358	491,460
Unearned interest included in ending loan balances	-	(1,389)
Loan balance net of unearned interest	373,358	490,071
Less allowance for loan loss	(224,377)	(228,999)
Loan balance net of unearned interest and allowance for loan losses	$148,981	$261,072

Our liabilities as of June 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2013	December 31, 2012	2013 to 2012	2013 to 2012

Policy liabilities
Policyholders' account balances	$104,935,793	$95,043,370	$9,892,423	10.4%
Future policy benefits	32,260,828	31,065,560	1,195,268	3.8%
Policy claims	675,630	717,521	(41,891)	-5.8%
Other policy liabilities	85,502	139,722	(54,220)	-38.8%
Total policy liabilities	137,957,753	126,966,173	10,991,580	8.7%
Deferred federal income taxes	2,732,077	3,301,524	(569,447)	-17.2%
Other liabilities	1,070,291	1,460,508	(390,217)	-26.7%
Total liabilities	$141,760,121	$131,728,205	$10,031,916	7.6%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates and settlement dates in different accounting periods.

The $10,991,580 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $8,097,120, $1,795,303 of interest credited to policyholder account deposits, $1,195,268 of increased future policy benefit reserves, $41,891 of decreased liabilities for policy claims and $54,220 of decreased other policy liabilities.

The $569,447 decrease in deferred federal income taxes during the six months ended June 30, 2013 was due to $454,602 of decreased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities and $114,845 of operating deferred tax benefits.

The $390,217 decrease in other liabilities is primarily due to a $600,000 payable for securities purchased with trade dates in 2012 and settlement dates in 2013 that exceeded a $214,000 increase in deposits on pending applications.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through June 30, 2013, we have received $27,119,480 from the sale of our shares. Our operations have been profitable and have generated $5,525,845 of net income from operations since we were incorporated in 2004 as shown in the accumulated earnings balance in the June 30, 2013 consolidated statement of financial position. The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital. The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of June 30, 2013 to $255,557.

As of June 30, 2013, we had cash and cash equivalents totaling $11,094,179. As of June 30, 2013, cash and cash equivalents of $6,778,988 and $812,872, respectively, of the total $11,094,179 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus. Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval. In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000. Uninsured balances aggregate $5,559,076 as of June 30, 2013. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2013 and 2012 are summarized as follows:

	(Unaudited) Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Net cash provided by operating activities	$816,163	$381,151	$435,012	114.1%
Net cash used in investing activities	(8,688,210)	(24,869,981)	16,181,771	-65.1%
Net cash provided by financing activities	8,018,752	9,262,682	(1,243,930)	-13.4%
Increase (decrease) in cash	146,705	(15,226,148)	15,372,853	-101.0%
Cash and cash equivalents, beginning of period	10,947,474	27,705,711	(16,758,237)	-60.5%
Cash and cash equivalents, end of period	$11,094,179	$12,479,563	$(1,385,384)	-11.1%

The $435,012 increase in cash provided by operating activities during the six months ended June 30, 2013 is primarily due to decreased benefits and claims and increases in net investment income that exceed decreases in premiums and increases in other underwriting, insurance and acquisition expenses.

The $16,181,771 of decreased cash used for investing activities during the six months ended June 30, 2013 was primarily related to increased purchase activity in 2012 compared to 2013.

The $1,243,930 decrease in cash provided by financing activities for the six months ended June 30, 2013 resulted from $1,474,201 of decreased net proceeds from the public and private placement stock offerings and $45,136 for purchasing treasury shares in excess of $275,407 of increased policyholder account deposits in excess of withdrawals.

Our shareholders’ equity as of June 30, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) June 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Common stock, par value $.01 per share, 20,000,000 shares authorized, and7,974,373 issued as of June 30, 2013 and December 31, 2012 and 7,776,164 and 7,789,060 outstanding as of June 30, 2013 and December 31, 2012, respectively, and 75,820 and 63,070 subscribed as of June 30, 2013 and December 31, 2012, respectively	$80,502	$80,374	$128	0.2%
Additional paid-in capital	28,674,288	28,707,648	(33,360)	-0.1%
Treasury stock, at cost (198,209 and 185,313 shares as of June 30, 2013 and December 31, 2012, respectively)	(693,731)	(648,595)	(45,136)	7.0%
Accumulated other comprehensive income	3,962,275	5,780,670	(1,818,395)	-31.5%
Accumulated earnings (deficit)	255,557	(197,985)	453,542	-229.1%
Total shareholders' equity	$32,278,891	$33,722,112	$(1,443,221)	-4.3%

The decrease in shareholders’ equity of $1,443,221 for the six months ended June 30, 2013 is due to $33,232 of net expenses utilized in servicing the public stock offering (gross proceeds of $108,375 and offering expenses of $141,607), $1,818,395 of other comprehensive losses, $453,542 of net income and $45,136 for purchases of 12,896 shares of treasury stock from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

Equity per common share outstanding decreased 4.2% to $4.11 as of June 30, 2013 compared to $4.29 per share as of December 31, 2012, based upon 7,851,984 common shares outstanding and subscribed as of June 30, 2013 and 7,852,130 common shares outstanding and subscribed as of December 31, 2012.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $4,979,462 as of June 30, 2013 and $7,264,140 as of December 31, 2012, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. This $2,284,678 decrease in net unrealized gains arising for the six months ended June 30, 2013 has been increased by the net realized investment gain of $276,201 due to the sale and call activity for available-for-sale fixed maturity securities and sale of mortgage loans on real estate during 2013.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of June 30, 2013, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.7% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. The offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $374,529 in offering costs.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of June 30, 2013 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2013	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2013	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer

5