Form 10-Q
period 2013-09-30
First Trinity Financial CORP
filed 2013-11-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2013

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 11, 2013: 7,851,984 shares

FIRST TRINITY FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2013 (Unaudited) and December 31, 2012	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statements September 30, 2013 (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4. Controls and Procedures	48

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults upon Senior Securities	49

Item 4. Mine Safety Disclosures	49

Item 5. Other Information	49

Item 6. Exhibits	49

Signatures	50

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $97,805,325 and $91,543,308 as of September 30, 2013 and December 31, 2012, respectively)	$101,683,656	$98,659,797
Available-for-sale equity securities at fair value (cost: $607,931 and $695,846 as of September 30, 2013 and December 31, 2012, respectively)	737,381	843,497
Mortgage loans on real estate	16,024,208	10,435,776
Investment real estate	2,697,071	2,858,765
Policy loans	1,519,371	1,488,035
Other long-term investments	22,294,629	19,560,794
Total investments	144,956,316	133,846,664
Cash and cash equivalents	12,254,639	10,947,474
Accrued investment income	1,448,238	1,417,218
Recoverable from reinsurers	1,319,565	1,188,371
Agents' balances and due premiums	310,758	358,729
Loans from premium financing, net	148,625	261,072
Deferred policy acquisition costs	8,018,223	7,028,820
Value of insurance business acquired	7,187,324	7,508,895
Property and equipment, net	142,678	124,558
Other assets	3,048,704	2,768,516
Total assets	$178,835,070	$165,450,317

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$108,794,797	$95,043,370
Future policy benefits	32,839,871	31,065,560
Policy claims	814,108	717,521
Other policy liabilities	93,302	139,722
Total policy liabilities	142,542,078	126,966,173
Deferred federal income taxes	2,847,213	3,301,524
Other liabilities	2,116,000	1,460,508
Total liabilities	147,505,291	131,728,205
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 and 7,974,373 issued as of September 30, 2013 and December 31, 2012, respectively, and 7,851,984 and 7,789,060 outstanding as of September 30, 2013 and December 31, 2012, respectively, and 63,070 subscribed as of December 31, 2012	80,502	80,374
Additional paid-in capital	28,666,748	28,707,648
Treasury stock, at cost (198,209 and 185,313 shares as of September 30, 2013 and December 31, 2012, respectively)	(693,731)	(648,595)
Accumulated other comprehensive income	3,188,282	5,780,670
Accumulated earnings (deficit)	87,978	(197,985)
Total shareholders' equity	31,329,779	33,722,112
Total liabilities and shareholders' equity	$178,835,070	$165,450,317

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$1,930,541	$1,943,647	$5,779,585	$5,806,616
Income from premium financing	36,055	20,591	40,385	97,282
Net investment income	1,826,964	1,565,135	5,242,954	4,303,960
Net realized investment gains	89,799	378,378	366,000	471,189
Other income	7,318	3,544	10,746	15,354
Total revenues	3,890,677	3,911,295	11,439,670	10,694,401
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	576,056	472,508	1,741,803	1,645,523
Death benefits	847,526	606,062	1,943,220	1,891,630
Surrenders	129,880	156,212	438,856	430,212
Interest credited to policyholders	942,075	873,679	2,737,378	2,505,815
Dividend, endowment and supplementary life contract benefits	69,225	93,576	191,163	274,674
Total benefits and claims	2,564,762	2,202,037	7,052,420	6,747,854
Policy acquisition costs deferred	(274,016)	(459,085)	(1,426,610)	(1,885,010)
Amortization of deferred policy acquisition costs	69,372	52,998	453,081	437,537
Amortization of value of insurance business acquired	105,771	92,211	321,571	307,877
Commissions	505,998	545,148	1,558,435	1,835,323
Other underwriting, insurance and acquisition expenses	901,754	940,584	3,021,792	2,754,979
Total expenses	1,308,879	1,171,856	3,928,269	3,450,706
Total benefits, claims and expenses	3,873,641	3,373,893	10,980,689	10,198,560
Income before total federal income tax expense	17,036	537,402	458,981	495,841
Current federal income tax expense (benefit)	(124,016)	53,365	(20,768)	120,145
Deferred federal income tax expense (benefit)	308,631	11,960	193,786	(44,054)
Total federal income tax expense	184,615	65,325	173,018	76,091
Net income (loss)	$(167,579)	$472,077	$285,963	$419,750
Net income (loss) per common share basic and diluted	$(0.02)	$0.06	$0.04	$0.05

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(167,579)	$472,077	$285,963	$419,750
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(881,882)	2,868,334	(2,890,359)	4,766,190
Less net realized investment gains	89,799	378,378	366,000	471,189
Net unrealized gains (losses)	(971,681)	2,489,956	(3,256,359)	4,295,001
Adjustment to deferred acquisition costs	4,193	(5,547)	15,874	(13,398)
Other comprehensive income before income tax expense (benefit)	(967,488)	2,484,409	(3,240,485)	4,281,603
Income tax expense (benefit)	(193,495)	511,973	(648,097)	903,088
Total other comprehensive income (loss)	(773,993)	1,972,436	(2,592,388)	3,378,515
Total comprehensive income (loss)	$(941,572)	$2,444,513	$(2,306,425)	$3,798,265

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2012	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,789	2,838,171	-	-	(2,841,960)	-
Subscriptions of common stock	2,671	1,744,569	-	-	-	1,747,240
Repurchase of common stock	-	-	(485,058)	-	-	(485,058)
Comprehensive income:
Net income	-	-	-	-	419,750	419,750
Other comprehensive income	-	-	-	3,378,515	-	3,378,515
Balance as of September 30, 2012	$80,109	$28,668,886	$(485,058)	$6,074,739	$(880,116)	$33,458,560

Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	(40,900)	-	-	-	(40,772)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income (loss):
Net income	-	-	-	-	285,963	285,963
Other comprehensive loss	-	-	-	(2,592,388)	-	(2,592,388)
Balance as of September 30, 2013	$80,502	$28,666,748	$(693,731)	$3,188,282	$87,978	$31,329,779

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$285,963	$419,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	156,736	165,182
Accretion of discount on investments	(648,823)	(116,930)
Net realized investment gains	(366,000)	(471,189)
Gain on sale of fixed asset	-	(2,934)
Gain on sale of real estate	(3,047)	-
Amortization of policy acquisition cost	453,081	437,537
Policy acquisition cost deferred	(1,426,610)	(1,885,010)
Mortgage loan origination fees deferred	(112,458)	(149,588)
Amortization of loan origination fees	34,575	-
Amortization of value of insurance business acquired	321,571	307,877
Provision for deferred federal income tax benefit	193,786	(44,054)
Interest credited to policyholders	2,737,378	2,505,815
Change in assets and liabilities:
Accrued investment income	(31,020)	(316,062)
Policy loans	(31,336)	(1,707)
Allowance for mortgage and premium finance loan losses	42,114	5,997
Recoverable from reinsurers	(131,194)	(38,269)
Agents' balances and due premiums	47,971	7,048
Other assets	(405,651)	(427,576)
Future policy benefits	1,774,311	1,683,161
Policy claims	96,587	32,407
Other policy liabilities	(46,420)	5,224
Other liabilities	655,492	(302,149)
Net cash provided by operating activities	3,597,006	1,814,530

Investing activities
Purchases of fixed maturity securities	(12,111,396)	(18,476,679)
Maturities of fixed maturity securities	2,441,000	1,378,000
Sales of fixed maturity securities	2,882,457	4,971,785
Purchases of equity securities	(14,504)	(504,568)
Sales of equity securities	97,965	891,480
Purchases of mortgage loans	(7,371,253)	(7,341,848)
Payments on mortgage loans	2,137,408	833,373
Purchases of other long-term investments	(4,337,915)	(9,573,807)
Payments on other long-term investments	2,824,536	1,545,128
Loans made for premiums financed	-	(924,868)
Loans repaid for premiums financed	118,371	1,455,667
Sales of real estate	180,000	-
Purchases of real estate	(10,656)	-
Sales of furniture and equipment	-	5,000
Purchases of furniture and equipment	(53,995)	(1,294)
Net cash used in investing activities	(13,217,982)	(25,742,631)

Financing activities
Policyholders' account deposits	16,094,089	11,386,515
Policyholders' account withdrawals	(5,080,040)	(3,545,191)
Purchases of treasury stock	(45,136)	(485,058)
Proceeds from (used in) public and private stock offerings	(40,772)	1,747,240
Net cash provided by financing activities	10,928,141	9,103,506

Increase (decrease) in cash	1,307,165	(14,824,595)
Cash and cash equivalents, beginning of period	10,947,474	27,705,711
Cash and cash equivalents, end of period	$12,254,639	$12,881,116

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

Supplemental Disclosures

In 2013, the Company foreclosed on a delinquent note receivable and recovered the former home office building of Southern Insurance Services, LLC that was subsequently sold during third quarter 2013. In conjunction with this 2013 transaction, the non-cash impact on investing and finance activities is summarized as follows:

Nine Months Ended September 30, 2013
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

In 2012, the Company issued 378,928 shares in connection with a 5% share dividend payable to the holders of shares of the Company as of March 10, 2012. In conjunction with the 2012 stock dividend, the non-cash impact on investing and financing activities is summarized as follows:

Nine Months Ended September 30, 2012
Fair value of shares issued in connection with the stock dividend (378,928 shares issued in 2012)	$2,841,960
Reduction in accumulated earnings (deficit) due to the stock dividend	(2,841,960)
Increase in common stock, par value $.01 due to the stock dividend	3,789
Increase in additional paid-in-capital due to the stock dividend	2,838,171
Change in shareholders' equity due to the stock dividend	$-

 First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $382,069 in offering costs.

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

September 30, 2013

(Unaudited)

1.     Organization and Significant Accounting Policies (continued)

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2010, that operated as a property and casualty insurance agency but currently has no operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2012.

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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2013 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

2.     Investments

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2013 and December 31, 2012 are summarized as follows:

September 30, 2013 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$3,154,137	$206,885	$194,358	$3,166,664
States and political subdivisions	260,647	755	8,329	253,073
Residential mortgage-backed securities	87,567	71,100	-	158,667
Corporate bonds	89,787,225	4,471,843	898,431	93,360,637
Foreign bonds	4,515,749	239,297	10,431	4,744,615
Total fixed maturity securities	97,805,325	4,989,880	1,111,549	101,683,656

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	66,532	20,787	2,100	85,219
Corporate preferred stock	347,905	21,693	28,845	340,753
Corporate common stock	193,494	117,915	-	311,409
Total equity securities	607,931	160,395	30,945	737,381
Total fixed maturity and equity securities	$98,413,256	$5,150,275	$1,142,494	$102,421,037

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government	$2,577,074	$256,628	$5,769	$2,827,933
States and political subdivisions	264,854	1,970	4,539	262,285
Residential mortgage-backed securities	107,229	67,890	-	175,119
Corporate bonds	84,325,622	6,578,982	83,812	90,820,792
Foreign bonds	4,268,529	344,630	39,491	4,573,668
Total fixed maturity securities	91,543,308	7,250,100	133,611	98,659,797

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	162,447	40,795	-	203,242
Corporate preferred stock	347,905	24,415	-	372,320
Corporate common stock	185,494	82,441	-	267,935
Total equity securities	695,846	147,651	-	843,497
Total fixed maturity and equity securities	$92,239,154	$7,397,751	$133,611	$99,503,294

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

2.     Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2013 and December 31, 2012 are summarized as follows:

September 30, 2013 (unaudited)	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$1,235,642	$194,358	3
States and political subdivisions	99,599	8,329	1
Corporate bonds	22,112,633	898,431	134
Foreign bonds	474,429	10,431	3
Total fixed maturity securities	23,922,303	1,111,549	141
Equity securities
Less than 12 months
Mutual funds	10,956	2,100	1
Corporate preferred stock	189,600	28,845	3
Total equity securities	200,556	30,945	4
Total fixed maturity and equity securities	$24,122,859	$1,142,494	145

December 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government	$594,232	$5,769	1
States and political subdivisions	104,243	4,539	1
Corporate bonds	5,772,021	83,812	28
Foreign bonds	916,406	39,491	5
Total fixed maturity securities	$7,386,902	$133,611	35

As of September 30, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 79%. As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 93%. Fixed maturity securities were 95% investment grade as rated by Standard & Poor’s as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, all of the above equity securities had a fair value to cost ratio equal to or greater than 79%.

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

September 30, 2013

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three and nine months ended September 30, 2013 and the year ended December 31, 2012. Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2013 and December 31, 2012, are summarized as follows:

	(Unaudited) September 30, 2013	December 31, 2012
Unrealized appreciation on available-for-sale securities	$4,007,781	$7,264,140
Adjustment to deferred acquisition costs	(22,425)	(38,299)
Deferred income taxes	(797,074)	(1,445,171)
Net unrealized appreciation on available-for-sale securities	$3,188,282	$5,780,670

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2013, by contractual maturity, are summarized as follows:

	September 30, 2013 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,699,048	$5,811,187	$3,732,183	$3,759,565
Due in one year through five years	38,355,712	41,158,032	9,710,802	10,400,168
Due after five years through ten years	41,997,752	43,180,334	6,179,655	7,396,613
Due after ten years	11,665,246	11,375,436	2,671,989	3,749,825
Due at multiple maturity dates	87,567	158,667	-	-
	$97,805,325	$101,683,656	$22,294,629	$25,306,171

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

2.     Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale and mortgage loans on real estate for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, (Unaudited)				Nine Months Ended September 30, (Unaudited)
	Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate		Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate
	2013	2012	2013	2012	2013	2012	2013	2012
Proceeds	$2,377,678	$3,205,210	$694,203	$-	$5,421,422	$7,241,265	$2,134,439	$-
Gross realized gains	55,425	380,992	40,954	-	115,020	476,614	264,223	-
Gross realized losses	(6,580)	(2,614)	-	-	(13,243)	(5,425)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2013 and 2012 and the amount of realized investment gains on fixed maturity securities available-for-sale and mortgage loans on real estate for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2013	2012	2013	2012
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(934,277)	$2,465,576	$(3,238,158)	$4,221,883
Equity securities	(37,404)	24,380	(18,201)	73,118
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	53,300	20,230	106,232	109,725
Equity securities	(4,455)	358,148	(4,455)	361,464
Mortgage loans on real estate	40,954	-	264,223	-

Major categories of net investment income for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2013	2012	2013	2012
Fixed maturity securities	$1,101,529	$1,065,560	$3,294,448	$3,130,035
Equity securities	10,330	11,077	25,016	39,243
Other long-term investments	404,978	275,496	1,220,456	770,076
Mortgage loans	305,106	213,949	781,273	365,975
Policy loans	25,804	27,785	74,869	76,615
Real estate	90,870	93,684	272,290	280,635
Short-term and other investments	42,700	2,843	70,664	17,471
Gross investment income	1,981,317	1,690,394	5,739,016	4,680,050
Investment expenses	(154,353)	(125,259)	(496,062)	(376,090)
Net investment income	$1,826,964	$1,565,135	$5,242,954	$4,303,960

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

2.     Investments (continued)

Included in invested assets are securities and other assets having amortized cost values of $3,223,464 and $3,981,060 and fair values of $3,210,405 and $4,219,334 as of September 30, 2013 and December 31, 2012, respectively, which have been placed on deposit with various state insurance departments.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 is summarized as follows:

September 30, 2013 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$3,166,664	$-	$3,166,664
States and political subdivisions	-	253,073	-	253,073
Residential mortgage-backed securities	-	158,667	-	158,667
Corporate bonds	-	93,360,637	-	93,360,637
Foreign bonds	-	4,744,615	-	4,744,615
Total fixed maturity securities	$-	$101,683,656	$-	$101,683,656

Equity securities, available-for-sale
Mutual funds	$-	$85,219	$-	$85,219
Corporate preferred stock	83,800	256,953	-	340,753
Corporate common stock	250,909	-	60,500	311,409
Total equity securities	$334,709	$342,172	$60,500	$737,381

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government	$-	$2,827,933	$-	$2,827,933
States and political subdivisions	-	262,285	-	262,285
Residential mortgage-backed securities	-	175,119	-	175,119
Corporate bonds	-	90,820,792	-	90,820,792
Foreign bonds	-	4,573,668	-	4,573,668
Total fixed maturity securities	$-	$98,659,797	$-	$98,659,797

Equity securities, available-for-sale
Mutual funds	$-	$203,242	$-	$203,242
Corporate preferred stock	-	372,320	-	372,320
Corporate common stock	215,435	-	52,500	267,935
Total equity securities	$215,435	$575,562	$52,500	$843,497

As of September 30, 2013, Level 3 financial instruments consisted of three private placement common stocks that have no active trading. During 2013, one private placement common stock was purchased. During 2012, one private placement common stock was sold and another was purchased. These private placement stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

September 30, 2013

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of September 30, 2013.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Beginning balance	$52,500	$77,500	$52,500	$77,500
Purchases	8,000	-	8,000	-
Sales	-	(35,000)	-	(35,000)
Ending balance	$60,500	$42,500	$60,500	$42,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2013 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,158,860	$2,218,722	$-	$-	$2,218,722
Residential	13,865,348	14,156,658	-	-	14,156,658
Policy loans	1,519,371	1,519,371	-	-	1,519,371
Other long-term investments	22,294,629	25,306,171	-	-	25,306,171
Cash and cash equivalents	12,254,639	12,254,639	12,254,639	-	-
Accrued investment income	1,448,238	1,448,238	-	-	1,448,238
Loans from premium financing	148,625	148,625	-	-	148,625
Total financial assets	$53,689,710	$57,052,424	$12,254,639	$-	$44,797,785
Financial liabilities
Policyholders' account balances	$108,794,797	$95,395,372	$-	$-	$95,395,372
Policy claims	814,108	814,108	-	-	814,108
Total financial liabilities	$109,608,905	$96,209,480	$-	$-	$96,209,480

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,267,560	$2,330,004	$-	$-	$2,330,004
Residential	8,168,216	8,177,697	-	-	8,177,697
Policy loans	1,488,035	1,488,035	-	-	1,488,035
Other long-term investments	19,560,794	23,168,994	-	-	23,168,994
Cash and cash equivalents	10,947,474	10,947,474	10,947,474	-	-
Accrued investment income	1,417,218	1,417,218	-	-	1,417,218
Loans from premium financing	261,072	261,072	-	-	261,072
Total financial assets	$44,110,369	$47,790,494	$10,947,474	$-	$36,843,020
Financial liabilities
Policyholders' account balances	$95,043,370	$91,013,971	$-	$-	$91,013,971
Policy claims	717,521	717,521	-	-	717,521
Total financial liabilities	$95,760,891	$91,731,492	$-	$-	$91,731,492

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

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

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Unearned interest was $1,389 as of December 31, 2012. Estimated loan losses were $223,075 and $228,999 as of September 30, 2013 and December 31, 2012, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

4.     Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2013	2012	2013	2012
Revenues:
Life and annuity insurance operations	$3,774,076	$3,521,425	$11,218,163	$10,189,056
Premium finance operations	40,146	20,717	43,643	97,525
Corporate operations	76,455	369,153	177,864	407,820
Total	$3,890,677	$3,911,295	$11,439,670	$10,694,401
Income (loss) before income taxes:
Life and annuity insurance operations	$99,346	$398,533	$897,516	$734,680
Premium finance operations	(69,973)	(78,135)	(238,794)	(182,290)
Corporate operations	(12,337)	217,004	(199,741)	(56,549)
Total	$17,036	$537,402	$458,981	$495,841
Depreciation and amortization expense:
Life and annuity insurance operations	$232,234	$195,896	$947,743	$877,170
Premium finance operations	927	911	2,796	2,765
Corporate operations	5,274	9,864	15,424	30,661
Total	$238,435	$206,671	$965,963	$910,596

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Life and annuity insurance operations	$172,167,761	$158,151,031
Premium finance operations	544,123	979,390
Corporate operations	6,123,186	6,319,896
Total	$178,835,070	$165,450,317

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

5. Allowance for Loss on Premium Finance Contracts

The progression of the Company’s allowance for loss related to loans from premium financing for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2013	2012	2013	2012
Allowance at beginning of period	$224,377	$223,135	$228,999	$229,004
Additions (reductions)	(1,302)	11,866	(5,924)	5,997
Allowance at end of period	$223,075	$235,001	$223,075	$235,001

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

September 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, 2013 and 2012 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of July 1, 2013	$3,983,568	$(21,293)	$3,962,275
Other comprehensive loss before reclassifications, net of tax	(705,506)	3,353	(702,153)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	71,840	-	71,840
Other comprehensive loss	(777,346)	3,353	(773,993)
Balance as of September 30, 2013	$3,206,222	$(17,940)	$3,188,282

Balance as of July 1, 2012	$4,131,042	$(28,739)	$4,102,303
Other comprehensive income before reclassifications, net of tax	2,276,430	(3,590)	2,272,840
Less amounts reclassified from accumulated other comprehensive income, net of tax	300,404	-	300,404
Other comprehensive income	1,976,026	(3,590)	1,972,436
Balance as of September 30, 2012	$6,107,068	$(32,329)	$6,074,739

	Nine Months Ended September 30, 2013 and 2012 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(2,312,287)	12,699	(2,299,588)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	292,800	-	292,800
Other comprehensive loss	(2,605,087)	12,699	(2,592,388)
Balance as of September 30, 2013	$3,206,222	$(17,940)	$3,188,282

Balance as of January 1, 2012	$2,718,885	$(22,661)	$2,696,224
Other comprehensive income before reclassifications, net of tax	3,759,987	(9,668)	3,750,319
Less amounts reclassified from accumulated other comprehensive income, net of tax	371,804	-	371,804
Other comprehensive income	3,388,183	(9,668)	3,378,515
Balance as of September 30, 2012	$6,107,068	$(32,329)	$6,074,739

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(881,882)	$(176,376)	$(705,506)
Reclassification adjustment for gains included in income	(89,799)	(17,959)	(71,840)
Net unrealized losses on investments	(971,681)	(194,335)	(777,346)
Adjustment to deferred acquisition costs	4,193	840	3,353
Total other comprehensive loss	$(967,488)	$(193,495)	$(773,993)

	Three Months Ended September 30, 2012 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,868,334	$591,904	$2,276,430
Reclassification adjustment for gains included in income	(378,378)	(77,974)	(300,404)
Net unrealized gains on investments	2,489,956	513,930	1,976,026
Adjustment to deferred acquisition costs	(5,547)	(1,957)	(3,590)
Total other comprehensive income	$2,484,409	$511,973	$1,972,436

	Nine Months Ended September 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,890,359)	$(578,072)	$(2,312,287)
Reclassification adjustment for gains included in income	(366,000)	(73,200)	(292,800)
Net unrealized losses on investments	(3,256,359)	(651,272)	(2,605,087)
Adjustment to deferred acquisition costs	15,874	3,175	12,699
Total other comprehensive loss	$(3,240,485)	$(648,097)	$(2,592,388)

	Nine Months Ended September 30, 2012 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,766,190	$1,006,203	$3,759,987
Reclassification adjustment for gains included in income	(471,189)	(99,385)	(371,804)
Net unrealized gains on investments	4,295,001	906,818	3,388,183
Adjustment to deferred acquisition costs	(13,398)	(3,730)	(9,668)
Total other comprehensive income	$4,281,603	$903,088	$3,378,515

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2013	2012	2013	2012
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$89,799	$378,378	$366,000	$471,189
Income tax expenses (b)	17,959	77,974	73,200	99,385
Total reclassification adjustments	$71,840	$300,404	$292,800	$371,804

(a)	These items appear within net realized investment gains in the consolidated statement of operations.
(b)	These items appear within federal income taxes in the consolidated statement of operations.

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

Our profitability in the life insurance segment is a function of our ability to accurately price the policies that we write, adequately value life insurance business acquired and administer life insurance company acquisitions at an expense level that validates the acquisition cost. Profitability in the premium financing segment is dependent on the Company’s ability to compete in that sector, maintain low administrative costs and minimize losses. However, as introduced above, the Company has discontinued its premium financing operations and has effectively exited that segment of the business on July 1, 2013.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2013 and 2012

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,930,541	$1,943,647	$(13,106)	-0.7%
Net investment income	1,826,964	1,565,135	261,829	16.7%
Net realized investment gains	89,799	378,378	(288,579)	-76.3%
Other revenues	43,373	24,135	19,238	79.7%
Total revenues	3,890,677	3,911,295	(20,618)	-0.5%
Benefits and claims	2,564,762	2,202,037	362,725	16.5%
Expenses	1,308,879	1,171,856	137,023	11.7%
Total benefits, claims and expenses	3,873,641	3,373,893	499,748	14.8%
Income before federal income tax expense	17,036	537,402	(520,366)	-96.8%
Federal income tax expense	184,615	65,325	119,290	182.6%
Net income (loss)	$(167,579)	$472,077	$(639,656)	-135.5%
Net income (loss) per common share basic and diluted	$(0.02)	$0.06	$(0.08)

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$5,779,585	$5,806,616	$(27,031)	-0.5%
Net investment income	5,242,954	4,303,960	938,994	21.8%
Net realized investment gains	366,000	471,189	(105,189)	-22.3%
Other revenues	51,131	112,636	(61,505)	-54.6%
Total revenues	11,439,670	10,694,401	745,269	7.0%
Benefits and claims	7,052,420	6,747,854	304,566	4.5%
Expenses	3,928,269	3,450,706	477,563	13.8%
Total benefits, claims and expenses	10,980,689	10,198,560	782,129	7.7%
Income before federal income tax expense	458,981	495,841	(36,860)	-7.4%
Federal income tax expense	173,018	76,091	96,927	127.4%
Net income	$285,963	$419,750	$(133,787)	-31.9%
Net income per common share basic and diluted	$0.04	$0.05	$(0.01)

Consolidated Condensed Financial Position as of September 30, 2013 and December 31, 2012

	(Unaudited) September 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Investment assets	$144,956,316	$133,846,664	$11,109,652	8.3%
Other assets	33,878,754	31,603,653	2,275,101	7.2%
Total assets	$178,835,070	$165,450,317	$13,384,753	8.1%

Policy liabilities	$142,542,078	$126,966,173	$15,575,905	12.3%
Deferred federal income taxes	2,847,213	3,301,524	(454,311)	-13.8%
Other liabilities	2,116,000	1,460,508	655,492	44.9%
Total liabilities	147,505,291	131,728,205	15,777,086	12.0%
Shareholders' equity	31,329,779	33,722,112	(2,392,333)	-7.1%
Total liabilities and shareholders' equity	$178,835,070	$165,450,317	$13,384,753	8.1%

Shareholders' equity per common share	$3.99	$4.29	$(0.30)

Results of Operations – Three Months Ended September 30, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$1,930,541	$1,943,647	$(13,106)	-0.7%
Income from premium financing	36,055	20,591	15,464	75.1%
Net investment income	1,826,964	1,565,135	261,829	16.7%
Net realized investment gains	89,799	378,378	(288,579)	-76.3%
Other income	7,318	3,544	3,774	106.5%
Total revenues	$3,890,677	$3,911,295	$(20,618)	-0.5%

The decrease in total revenues of $20,618 for the three months ended September 30, 2013 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$27,274	$116,364	$(89,090)	-76.6%
Whole life and term renewal	658,720	718,243	(59,523)	-8.3%
Final expense first year	226,903	267,100	(40,197)	-15.0%
Final expense renewal	1,017,644	841,940	175,704	20.9%
Total premiums	$1,930,541	$1,943,647	$(13,106)	-0.7%

The $13,106 decrease in premiums for the three months ended September 30, 2013 is primarily due to $188,810 of decreases in whole life and term first year and renewal premiums and final expense first year premiums that slightly exceeded an increase of $175,704 in final expense renewal premiums.

Income from Premium Financing

The income from premium financing has generally decreased during the past two years. However, there was a slight increase of $15,464 for the three months ended September 30, 2013 due to collection settlement activity. As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$1,101,529	$1,065,560	$35,969	3.4%
Equity securities	10,330	11,077	(747)	-6.7%
Other long-term investments	404,978	275,496	129,482	47.0%
Mortgage loans	305,106	213,949	91,157	42.6%
Policy loans	25,804	27,785	(1,981)	-7.1%
Real estate	90,870	93,684	(2,814)	-3.0%
Short-term and other investments	42,700	2,843	39,857	1401.9%
Gross investment income	1,981,317	1,690,394	290,923	17.2%
Investment expenses	(154,353)	(125,259)	29,094	-23.2%
Net investment income	$1,826,964	$1,565,135	$261,829	16.7%

The $290,923 increase in gross investment income for the three months ended September 30, 2013 is due to the 2013 investment of excess cash primarily in fixed maturity securities, mortgage loans and other long-term investments (comprised of lottery receivables).

The $29,094 increase in investment expenses for the three months ended September 30, 2013 is primarily due to increased fees of originating purchases of fixed maturity securities, mortgage loans and lottery receivables. As of September 30, 2013, $201,936 of cash and $204,395 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was a $288,579 decrease in net realized investment gains for the three months ended September 30, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $53,300 for the three months ended September 30, 2013 resulted from proceeds of $2,279,713 for these securities that had carrying values of $2,226,413 as of the 2013 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $20,230 for the three months ended September 30, 2012 resulted from proceeds of $2,613,575 for these securities that had carrying values of $2,593,345 as of the 2012 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $4,455 for the three months ended September 30, 2013 resulted from proceeds of $97,965 on these securities that had carrying values of $102,420 at the 2013 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $358,148 for the three months ended September 30, 2012 resulted from proceeds of $591,635 on these securities that had carrying values of $233,487 at the 2012 disposal dates.

The net realized investment gains from mortgage loans on real estate of $40,594 for the three months ended September 30, 2013, resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price.

We have recorded no other-than-temporary impairments in 2013 and 2012.

Other Income

The $3,774 increase in other income for the three months ended September 30, 2013 is primarily due to the sale of the former home office building of SIS for $140,000 resulting in a gain of $3,880.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$576,056	$472,508	$103,548	21.9%
Death benefits	847,526	606,062	241,464	39.8%
Surrenders	129,880	156,212	(26,332)	-16.9%
Interest credited to policyholders	942,075	873,679	68,396	7.8%
Dividend, endowment and supplementary life contract benefits	69,225	93,576	(24,351)	-26.0%
Total benefits and claims	2,564,762	2,202,037	362,725	16.5%
Expenses
Policy acquisition costs deferred	(274,016)	(459,085)	185,069	-40.3%
Amortization of deferred policy acquisition costs	69,372	52,998	16,374	30.9%
Amortization of value of insurance business acquired	105,771	92,211	13,560	14.7%
Commissions	505,998	545,148	(39,150)	-7.2%
Other underwriting, insurance and acquisition expenses	901,754	940,584	(38,830)	-4.1%
Total expenses	1,308,879	1,171,856	137,023	11.7%
Total benefits, claims and expenses	$3,873,641	$3,373,893	$499,748	14.8%

The increase of $499,748 in total benefits, claims and expenses for the three months ended September 30, 2013 is discussed below.

Benefits and Claims

The $362,725 increase in benefits and claims for the three months ended September 30, 2013 is primarily due to a $241,464 increase in death benefits. This increase in death benefits was due to a $3,739 increase in average final expense death claims incurred in third quarter 2013 compared to third quarter 2012. During third quarter 2013, 66 final expense death claims were incurred amounting to $706,754. During third quarter 2012, 65 final expense death claims were incurred amounting to $453,025. In addition, the $103,548 growth in the increase in future policy benefits is as expected.

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

For the three months ended September 30, 2013 and 2012, capitalized costs were $274,016 and $459,085, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2013 and 2012 were $69,372 and $52,998, respectively.

The $185,069 decrease in the acquisition costs deferred is primarily due to our decision, based upon the evaluation of nine months of 2013 operations, to decrease, in third quarter 2013, the deferral of non-commission acquisition costs for products sold in 2013. This nine month reduction in the deferral of non-commission acquisition costs for products sold in 2013 amounted to approximately $150,000 and was recorded in third quarter 2013. The $16,374 increase in the 2013 amortization of deferred acquisition costs is as expected.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $105,771 and $92,211 for the three months ended September 30, 2013 and 2012, respectively. The $13,560 increase in the 2013 amortization of value of insurance business acquired primarily is as expected and reflects a slight increase in surrender activity of the insurance policies and contracts acquired in the Family Benefit Life December 2011 acquisition.

Commissions

Our commissions for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$102,369	$38,625	$63,744	165.0%
Whole life and term first year	19,820	73,313	(53,493)	-73.0%
Whole life and term renewal	28,276	32,081	(3,805)	-11.9%
Final expense first year	260,704	321,833	(61,129)	-19.0%
Final expense renewal	94,829	79,296	15,533	19.6%
Total commissions	$505,998	$545,148	$(39,150)	-7.2%

The $39,150 decrease in commissions for the three months ended September 30, 2013 is primarily due to decreases of $61,129 in final expense first year commissions and $53,493 in whole life and term first year commission that exceeded a $63,744 increase in commissions on annuity considerations related to production decreases and increases in these lines of insurance policies and annuity contracts.

Other Underwriting, Insurance and Acquisition Expenses

The $38,830 decrease in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2013 is as expected.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life. TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, for 2012, we filed a combined life insurance company federal tax return for TLIC and Family Benefit Life. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2013 and 2012, current income tax expense (benefit) was ($124,016) and $53,365, respectively. Deferred federal income tax expenset was $308,631 and $11,960 for the three months ended September 30, 2013 and 2012, respectively.

Net Income (Loss) Per Common Share Basic and Diluted

Net income (loss) was ($167,579) [($0.02) per common share basic and diluted] and $472,077 [$0.06 per common share basic and diluted] for the three months ended September 30, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2013 and 2012 were 7,851,984 and 7,888,074 respectively.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the three months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$3,774,076	$3,521,425	$252,651	7.2%
Premium finance operations	40,146	20,717	19,429	93.8%
Corporate operations	76,455	369,153	(292,698)	-79.3%
Total	$3,890,677	$3,911,295	$(20,618)	-0.5%
Income (loss) before income taxes:
Life and annuity insurance operations	$99,346	$398,533	$(299,187)	-75.1%
Premium finance operations	(69,973)	(78,135)	8,162	-10.4%
Corporate operations	(12,337)	217,004	(229,341)	-105.7%
Total	$17,036	$537,402	$(520,366)	-96.8%

Life and Annuity Insurance Operations

The $252,651 increase in revenues from Life and Annuity Insurance Operations for the three months ended September 30, 2013 is primarily due to the following:

●	$204,653 increase in net investment income

●	$61,421 increase in net realized investment gains

●	$317 decrease in other income

●	$13,106 decrease in premiums

The $299,187 decreased profitability from Life and Annuity Insurance Operations for the three months ended September 30, 2013 is primarily due to the following:

●	$362,725 increase in benefits and claims

●	$201,443 decrease in policy acquisition costs deferred net of amortization

●	$13,560 increase in amortization of value of insurance business acquired

●	$13,260 increase in other underwriting, insurance and acquisition expenses

●	$13,106 decrease in premiums

●	$317 decrease in other income

●	$39,150 decrease in commissions

●	$61,421 increase in net realized investment gains

●	$204,653 increase in net investment income

Premium Finance Operations

The $19,429 increase in revenues from Premium Finance Operations for the three months ended September 30, 2013 is due to increased fee income although we discontinued offering premium finance contracts on July 1, 2012. The slight increase in revenues for the three months ended September 30, 2013 is due to collection settlement activity.

The $8,162 increased profitability from Premium Finance Operations for the three months ended September 30, 2013 is primarily due to $19,429 of increased premium finance income less $11,267 of increased expenses.

Corporate Operations

The $292,698 decrease in revenues from Corporate Operations is primarily due to $350,000 of net realized investment gains from the sale of an equity security for the three months ended September 30, 2012 that exceeded $57,302 of increased net investment income and fees for the three months ended September 30, 2013.

The $229,341 decreased Corporate Operations profitability for the three months ended September 30, 2013 is primarily due to the $292,698 decrease in revenues discussed above that exceeded $63,357 of decreased operating expenses.

Results of Operations – Nine Months Ended September 30, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$5,779,585	$5,806,616	$(27,031)	-0.5%
Income from premium financing	40,385	97,282	(56,897)	-58.5%
Net investment income	5,242,954	4,303,960	938,994	21.8%
Net realized investment gains	366,000	471,189	(105,189)	-22.3%
Other income	10,746	15,354	(4,608)	-30.0%
Total revenues	$11,439,670	$10,694,401	$745,269	7.0%

The increase in total revenues of $745,269 for the nine months ended September 30, 2013 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$85,283	$186,026	$(100,743)	-54.2%
Whole life and term renewal	2,047,409	2,372,934	(325,525)	-13.7%
Final expense first year	719,360	811,249	(91,889)	-11.3%
Final expense renewal	2,927,533	2,436,407	491,126	20.2%
Total premiums	$5,779,585	$5,806,616	$(27,031)	-0.5%

The $27,031 decrease in premiums for the nine months ended September 30, 2013 is primarily due to $518,157 of decreases in whole life and term first year and renewal premiums and final expense first year premiums that slightly exceeded an increase of $491,126 in final expense renewal premiums.

Income from Premium Financing

The income from premium financing has steadily decreased during the past two years. There was a decrease of $56,897 for the nine months ended September 30, 2013. As introduced above, the Company’s management has decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. On May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$3,294,448	$3,130,035	$164,413	5.3%
Equity securities	25,016	39,243	(14,227)	-36.3%
Other long-term investments	1,220,456	770,076	450,380	58.5%
Mortgage loans	781,273	365,975	415,298	113.5%
Policy loans	74,869	76,615	(1,746)	-2.3%
Real estate	272,290	280,635	(8,345)	-3.0%
Short-term and other investments	70,664	17,471	53,193	304.5%
Gross investment income	5,739,016	4,680,050	1,058,966	22.6%
Investment expenses	(496,062)	(376,090)	119,972	-31.9%
Net investment income	$5,242,954	$4,303,960	$938,994	21.8%

The $1,058,966 increase in gross investment income for the nine months ended September 30, 2013 is due to the 2013 investment of excess cash primarily in mortgage loans, other long-term investments (comprised of lottery receivables) and fixed maturity securities.

The $119,972 increase in investment expenses for the nine months ended September 30, 2013 is primarily due to increased fees of originating purchases of fixed maturity securities, mortgage loans and lottery receivables and the establishment of a $48,308 bad debt allowance on mortgage loans on real estate for commercial and residential mortgage loans where funds or real estate are not otherwise escrowed and held by a third party for the benefit of the Company. As of September 30, 2013, $201,936 of cash and $204,395 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was a $105,189 decrease in net realized investment gains for the nine months ended September 30, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $106,232 for the nine months ended September 30, 2013 resulted from proceeds of $5,323,457 for these securities that had carrying values of $5,217,225 as of the 2013 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $109,725 for the nine months ended September 30, 2012 resulted from proceeds of $6,349,785 for these securities that had carrying values of $6,240,060 as of the 2012 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $4,455 for the nine months ended September 30, 2013 resulted from proceeds of $97,965 on these securities that had carrying values of $102,420 at the 2013 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $361,464 for the nine months ended September 30, 2012 resulted from proceeds of $891,480 for these securities that had carrying values of $530,016 at the 2012 disposal dates.

The net realized investment gains from mortgage loans on real estate of $264,223 for the nine months ended September 30, 2013, resulted from the early payoff of mortgage loans that the Company had acquired at a discount price.

We have recorded no other-than-temporary impairments in 2013 and 2012.

Other Income

The $4,608 decrease in other income for the nine months ended September 30, 2013 is primarily due to decreased service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$1,741,803	$1,645,523	$96,280	5.9%
Death benefits	1,943,220	1,891,630	51,590	2.7%
Surrenders	438,856	430,212	8,644	2.0%
Interest credited to policyholders	2,737,378	2,505,815	231,563	9.2%
Dividend, endowment and supplementary life contract benefits	191,163	274,674	(83,511)	-30.4%
Total benefits and claims	7,052,420	6,747,854	304,566	4.5%
Expenses
Policy acquisition costs deferred	(1,426,610)	(1,885,010)	458,400	-24.3%
Amortization of deferred policy acquisition costs	453,081	437,537	15,544	3.6%
Amortization of value of insurance business acquired	321,571	307,877	13,694	4.4%
Commissions	1,558,435	1,835,323	(276,888)	-15.1%
Other underwriting, insurance and acquisition expenses	3,021,792	2,754,979	266,813	9.7%
Total expenses	3,928,269	3,450,706	477,563	13.8%
Total benefits, claims and expenses	$10,980,689	$10,198,560	$782,129	7.7%

The increase of $782,129 in total benefits, claims and expenses for the nine months ended September 30, 2013 is discussed below.

Benefits and Claims

The $304,566 increase in benefits and claims for the nine months ended September 30, 2013 is primarily due to the following:

●

$231,563 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

●	$96,280 increase in future policy benefits that is as expected.

●

$51,590 increase in death benefits due to slightly unfavorable mortality experience in 2013 compared to 2012 due to a $3,739 increase in average claims paid on final expense death benefits during third quarter 2013.

●

$83,511 decrease in dividends, endowments and supplementary life contract benefits due to management’s decision to decrease non guaranteed dividends on Family Benefit Life products due to decreased investment yields and decreased divisible surplus.

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

For the nine months ended September 30, 2013 and 2012, capitalized costs were $1,426,610 and $1,885,010, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2013 and 2012 were $453,081 and $437,537, respectively.

The $458,400 decrease in the acquisition costs deferred relates to a decrease in commissions of $276,888 in 2013 and our decision, based upon the evaluation of nine months of 2013 operation, to decrease, in third quarter 2013, the deferral of non-commission acquisition costs for products sold in 2013. This nine month reduction in the deferral of non-commission acquisition costs for products sold in 2013 amounted to approximately $150,000 and was recorded in third quarter 2013. The $15,544 increase in the 2013 amortization of deferred acquisition costs is as expected.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $321,571 and $307,877 for the nine months ended September 30, 2013 and 2012, respectively. The $13,694 increase in the 2013 amortization of value of insurance business acquired is as expected.

Commissions

Our commissions for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$307,514	$406,115	$(98,601)	-24.3%
Whole life and term first year	61,015	125,875	(64,860)	-51.5%
Whole life and term renewal	79,249	98,297	(19,048)	-19.4%
Final expense first year	835,926	977,485	(141,559)	-14.5%
Final expense renewal	274,731	227,551	47,180	20.7%
Total commissions	$1,558,435	$1,835,323	$(276,888)	-15.1%

The $276,888 decrease in commissions for the nine months ended September 30, 2013 is due to decreases of $141,559 in final expense first year commissions, $98,601 in annuity commissions and $83,908 in whole life and term first year and renewal commission that exceeded a $47,180 increase in final expense renewal commissions related to production decreases and increases in these lines of insurance policies and annuity contracts.

Other Underwriting, Insurance and Acquisition Expenses

The $266,813 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2013 is primarily attributed to a $125,000 reduction in the bonuses accrued at December 31, 2011 that reduced salaries and wages during the nine months ended September 30, 2012 and increased 2013 legal fees and increased purchases of potential policyholder leads provided to agents.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life. TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, for 2012, we filed a combined life insurance company federal tax return for TLIC and Family Benefit Life. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2013 and 2012, current income tax expense (benefit) was ($20,768) and $120,145, respectively. Deferred federal income tax expense (benefit) was $193,786 and ($44,054) for the nine months ended September 30, 2013 and 2012, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $285,963 [$0.04 per common share basic and diluted] and $419,750 [$0.05 per common share basic and diluted] for the nine months ended September 30, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2013 and 2012 were 7,852,025 and 7,900,326 respectively.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$11,218,163	$10,189,056	$1,029,107	10.1%
Premium finance operations	43,643	97,525	(53,882)	-55.2%
Corporate operations	177,864	407,820	(229,956)	-56.4%
Total	$11,439,670	$10,694,401	$745,269	7.0%
Income (loss) before income taxes:
Life and annuity insurance operations	$897,516	$734,680	$162,836	22.2%
Premium finance operations	(238,794)	(182,290)	(56,504)	31.0%
Corporate operations	(199,741)	(56,549)	(143,192)	253.2%
Total	$458,981	$495,841	$(36,860)	-7.4%

Life and Annuity Insurance Operations

The $1,029,107 increase in revenues from Life and Annuity Insurance Operations for the nine months ended September 30, 2013 is primarily due to the following:

●	$816,259 increase in net investment income

●	$244,811 increase in net realized investment gains

●	$4,932 decrease in other income

●	$27,031 decrease in premiums

The $162,836 increased profitability from Life and Annuity Insurance Operations for the nine months ended September 30, 2013 is primarily due to the following:

●	$816,259 increase in net investment income

●	$276,888 decrease in commissions

●	$244,811 increase in net realized investment gains

●	$4,932 decrease in other income

●	$13,694 increase in amortization of value of insurance business acquired

●	$27,031 decrease in premiums

●	$304,566 increase in benefits and claims

●	$350,955 increase in other underwriting, insurance and acquisition expenses

●	$473,944 decrease in policy acquisition costs deferred net of amortization

Premium Finance Operations

The $53,882 decrease in revenues from Premium Finance Operations for the nine months ended September 30, 2013 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $56,504 decreased profitability from Premium Finance Operations for the nine months ended September 30, 2013 is primarily due to $53,882 of decreased fee income and $2,622 of increased operating expenses.

Corporate Operations

The $229,956 decrease in revenues from Corporate Operations is primarily due to $350,000 of net realized investment gains from the sale of an equity security for the nine months ended September 30, 2012 that exceeded $120,044 of increased net investment income and fees for the nine months ended September 30, 2013.

The $143,192 decreased Corporate Operations profitability for the nine months ended September 30, 2013 is primarily due to the $229,956 decrease in revenues discussed above that exceeded $86,764 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of September 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) September 30, 2013	December 31, 2012	Increase 2013 to 2012	Percentage Change 2013 to 2012
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $97,805,325 and $91,543,308 as of September 30, 2013 and December 31, 2012, respectively)	$101,683,656	$98,659,797	$3,023,859	3.1%
Available-for-sale equity securities at fair value (cost: $607,931 and $695,846 as of September 30, 2013 and December 31, 2012, respectively)	737,381	843,497	(106,116)	-12.6%
Mortgage loans on real estate	16,024,208	10,435,776	5,588,432	53.6%
Investment real estate	2,697,071	2,858,765	(161,694)	-5.7%
Policy loans	1,519,371	1,488,035	31,336	2.1%
Other long-term investments	22,294,629	19,560,794	2,733,835	14.0%
Total investments	$144,956,316	$133,846,664	$11,109,652	8.3%

The $3,023,859 increase in available-for-sale fixed maturity securities for the nine months ended September 30, 2013 is primarily due to purchases of $12,111,396 in excess of sales and maturities of $5,323,457, net realized investment gains of $106,232, $3,238,158 decrease in unrealized appreciation and premium amortization of $632,154. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of September 30, 2013, we held 141 available-for-sale fixed maturity securities with an unrealized loss of $1,111,549, fair value of $23,922,303 and amortized cost of $25,033,852.

The $106,116 decrease in available-for-sale equity securities for the nine months ended September 30, 2013 is primarily due to sales of $97,965 in excess of purchases of $14,504, net realized investment losses of $4,455 and an $18,201 decrease in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in a variety of companies.

As of September 30, 2013, we held four available-for-sale equity securities with an unrealized loss of $30,945, fair value of $200,556 and cost of $231,501.

As of December 31, 2012 there were no available-for-sale equity securities in an unrealized loss position.

The $5,588,432 increase in mortgage loans for the nine months ended September 30, 2013 is primarily due to the origination of $7,371,253 of mortgage loans, $112,458 capitalization of loan origination fees, $264,223 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $60,519 less principal payments of $2,137,408, allowance for uncollectible mortgage loans of $48,038 and $34,575 of amortization of loan origination fees.

The $2,733,835 increase in other long-term investments (comprised of lottery receivables) for the nine months ended September 30, 2013 is primarily due to the purchases of $4,337,915, $1,220,456 of accretion of discount less principal payments of $2,824,536.

Our assets other than invested assets as of September 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) September 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Cash and cash equivalents	$12,254,639	$10,947,474	$1,307,165	11.9%
Accrued investment income	1,448,238	1,417,218	31,020	2.2%
Recoverable from reinsurers	1,319,565	1,188,371	131,194	11.0%
Agents' balances and due premiums	310,758	358,729	(47,971)	-13.4%
Loans from premium financing, net	148,625	261,072	(112,447)	-43.1%
Deferred policy acquisition costs	8,018,223	7,028,820	989,403	14.1%
Value of insurance business acquired	7,187,324	7,508,895	(321,571)	-4.3%
Property and equipment, net	142,678	124,558	18,120	14.5%
Other assets	3,048,704	2,768,516	280,188	10.1%
Assets other than investment assets	$33,878,754	$31,603,653	$2,275,101	7.2%

The $112,447 decrease in loans from premium financing is related to normal loan collections and our May 16, 2012 decision to discontinue offering premium finance contracts effective July 1, 2012.

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, advances, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates and settlement dates in different accounting periods. The $280,188 increase in other assets is primarily due to $992,530 of increased advances to a third party to facilitate our purchase of discounted mortgage loans from the third party and $175,627 of increased recoverable federal and state income taxes that exceeded $601,530 of receivables for securities sold with trade dates in 2012 and settlement dates in 2013 and $150,000 of lottery receivable due as of December 31, 2012 that were paid in 2013. In addition, during second quarter 2013, FTCC foreclosed on a delinquent loan and recovered the former home office building of SIS for $125,464 and correspondingly reduced notes receivable (included in other assets) and increased investment real estate. This recovery of the note receivable and capitalization of the building was a non-cash investing and financing activity. This building was refurbished in the first half of 2013 at a cost of $10,656 and sold in third quarter 2013 for $140,000 resulting in a gain of $3,880.

The progression of the Company’s loans from premium financing for the nine months ended September 30, 2013 and year ended December 31, 2012 is summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
Balance, beginning of year	$491,460	$1,274,707
Loans financed	-	847,845
Unearned interest	-	51,525
Capitalized fees and interest	1,336	12,827
Payment of loans and unearned interest	(121,096)	(1,695,444)
Ending loan balance including unearned interest	371,700	491,460
Unearned interest included in ending loan balances	-	(1,389)
Loan balance net of unearned interest	371,700	490,071
Less allowance for loan loss	(223,075)	(228,999)
Loan balance net of unearned interest and allowance for loan losses	$148,625	$261,072

Our liabilities as of September 30, 2013 and December 31, 2012 are summarized as follows:

	(Unaudited) September 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Policy liabilities
Policyholders' account balances	$108,794,797	$95,043,370	$13,751,427	14.5%
Future policy benefits	32,839,871	31,065,560	1,774,311	5.7%
Policy claims	814,108	717,521	96,587	13.5%
Other policy liabilities	93,302	139,722	(46,420)	-33.2%
Total policy liabilities	142,542,078	126,966,173	15,575,905	12.3%
Deferred federal income taxes	2,847,213	3,301,524	(454,311)	-13.8%
Other liabilities	2,116,000	1,460,508	655,492	44.9%
Total liabilities	$147,505,291	$131,728,205	$15,777,086	12.0%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates and settlement dates in different accounting periods.

The $15,575,905 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $11,014,049, $2,737,378 of interest credited to policyholder account deposits, $1,774,311 of increased future policy benefit reserves, $96,587 of increased liabilities for policy claims and $46,420 of decreased other policy liabilities.

The $454,311 decrease in deferred federal income taxes during the nine months ended September 30, 2013 was due to $648,097 of decreased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities and $193,786 of operating deferred tax expenses.

The $655,492 increase in other liabilities is primarily due to a $695,300 increase in deposits on pending applications.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through September 30, 2013, we have received $27,119,480 from the sale of our shares. Our operations have been profitable and have generated $5,358,266 of net income from operations since we were incorporated in 2004. The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital. The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of September 30, 2013 to $87,978, as shown in the accumulated earnings balance in the September 30, 2013 consolidated statement of financial position.

As of September 30, 2013, we had cash and cash equivalents totaling $12,254,639. As of September 30, 2013, cash and cash equivalents of $6,705,121 and $2,347,552, respectively, of the total $12,254,639 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus. Based on these limitations, there is capacity for TLIC to pay a dividend up to $377,777 in 2013 without prior approval. In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $887,520 in 2013 without prior approval.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000. Uninsured balances aggregate $5,493,962 as of September 30, 2013. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Net cash provided by operating activities	$3,597,006	$1,814,530	$1,782,476	98.2%
Net cash used in investing activities	(13,217,982)	(25,742,631)	12,524,649	-48.7%
Net cash provided by financing activities	10,928,141	9,103,506	1,824,635	20.0%
Increase (decrease) in cash	1,307,165	(14,824,595)	16,131,760	-108.8%
Cash and cash equivalents, beginning of period	10,947,474	27,705,711	(16,758,237)	-60.5%
Cash and cash equivalents, end of period	$12,254,639	$12,881,116	$(626,477)	-4.9%

The $1,782,476 increase in cash provided by operating activities during the nine months ended September 30, 2013 is primarily due to increased net investment income that exceeds decreased premiums and increased benefit and claims and other underwriting, insurance and acquisition expenses.

The $12,524,649 of decreased cash used for investing activities during the nine months ended September 30, 2013 was primarily related to increased purchase activity in 2012 compared to 2013.

The $1,824,635 increase in cash provided by financing activities for the nine months ended September 30, 2013 resulted from $3,172,725 of increased policyholder account deposits in excess of withdrawals and $439,922 less used for purchasing treasury shares in 2013 that exceeded decreased net proceeds from the public and private placement stock offerings of $1,788,012.

Our shareholders’ equity as of September 30, 2013 and December 31, 2012 is summarized as follows:

	(Unaudited) September 30, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 and 7,974,373 issued as of September 30, 2013 and December 31, 2012, respectively, and 7,851,984 and 7,789,060 outstanding as of September 30, 2013 and December 31, 2012, respectively, and 63,070 subscribed as of December 31, 2012	$80,502	$80,374	$128	0.2%
Additional paid-in capital	28,666,748	28,707,648	(40,900)	-0.1%
Treasury stock, at cost (198,209 and 185,313 shares as of September 30, 2013 and December 31, 2012, respectively)	(693,731)	(648,595)	(45,136)	7.0%
Accumulated other comprehensive income	3,188,282	5,780,670	(2,592,388)	-44.8%
Accumulated earnings (deficit)	87,978	(197,985)	285,963	-144.4%
Total shareholders' equity	$31,329,779	$33,722,112	$(2,392,333)	-7.1%

The decrease in shareholders’ equity of $2,392,333 for the nine months ended September 30, 2013 is due to $40,772 of net expenses utilized in servicing the public stock offering (gross proceeds of $108,375 and offering expenses of $149,147), $2,592,388 of other comprehensive losses, $285,963 of net income and $45,136 for purchases of 12,896 shares of treasury stock from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

Equity per common share outstanding decreased 7.0% to $3.99 as of September 30, 2013 compared to $4.29 per share as of December 31, 2012, based upon 7,851,984 common shares outstanding as of September 30, 2013 and 7,852,130 common shares outstanding and subscribed as of December 31, 2012.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio recovered from the disruptions in the capital markets and had unrealized appreciation on available-for-sale securities of $4,007,781 as of September 30, 2013 and $7,264,140 as of December 31, 2012, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. This $3,256,359 decrease in net unrealized gains arising for the nine months ended September 30, 2013 has been increased by net realized investment gains of $366,000 due to the sale and call activity for available-for-sale fixed maturity securities and early payoffs of mortgage loans on real estate that was acquired at a discount.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of September 30, 2013, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 15.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We believe that our existing cash and cash equivalents as of September 30, 2013 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 13, 2013	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 13, 2013	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer