Form 10-K
period 2013-12-31
First Trinity Financial CORP
filed 2014-03-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period From to .

Commission file number 000-52613

FIRST TRINITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Oklahoma	34-1991436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer number)

7633 East 63rd Place, Suite 230	Tulsa, Oklahoma	74133-1246
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 10, 2014: 7,851,984 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares would have been sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $321,944 in offering costs.

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

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011. Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in sixteen states. Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment and annuity products. The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma. Family Benefit Life has recently been licensed in Arkansas, Illinois, Indiana, Kentucky, North Dakota, Pennsylvania, South Dakota, Texas and West Virginia.

FTCC was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. The Company’s management decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. Specifically on May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

The Company also owns 100% of Southern Insurance Services, LLC, (“SIS”), a limited liability company acquired in 2009, that operated as a property and casualty insurance agency but currently has no operations.

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2013, we have received $27,119,480 from the sale of our shares. The Company was a development stage company until commencing operations in 2007. Net losses of $3,480,907 occurred from 2004 through 2009. Those losses resulted primarily from costs incurred while raising capital and establishing the subsidiary companies as well as losses resulting from issuing and administering new and renewal life insurance policies and financing casualty insurance premiums for individuals and companies. The Company’s operations produced combined net income of $9,442,533 in 2010, 2011, 2012 and 2013. The Company has therefore had cumulative net income since inception of $5,961,626.

The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital. The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of December 31, 2013 to $691,338, as shown in the accumulated earnings balance in the December 31, 2013 consolidated statement of financial position.

Acquisition of Other Companies

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation from an unaffiliated company (the “FLAC acquisition”). The FLAC acquisition was accounted for as a purchase. The aggregate purchase price for the FLAC acquisition was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The FLAC acquisition was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department. This surplus note is eliminated in consolidation.

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of Family Benefit Life from Family Benefit Life’s shareholders (the “Family Benefit Life acquisition”). The Family Benefit Life acquisition was accounted for as a purchase. The aggregate purchase price for the Family Benefit Life acquisition was $13,855,129 and was paid in cash.

Financial Information about Segments

Our business is comprised of three primary operating business segments: Life and Annuity Insurance Operations, Premium Finance Operations and Corporate Operations. Results for the parent holding company, after elimination of intercompany amounts, are allocated to the corporate operations segment. See Note 12 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2013 and 2012.

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

TLIC renewed its administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on August 28, 2012. Under the terms of this agreement, the services provided by IHLIC include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of TLIC. The agreement is effective for a period of five (5) years from September 1, 2012 through August 31, 2017 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

Family Benefit Life entered into an administrative services agreement with IHLIC on November 28, 2012. Under the terms of this agreement, the services provided by IHLIC include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of Family Benefit Life. The agreement is effective for a period of five (5) years from November 1, 2012 through October 31, 2017 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

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

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC markets its products through independent agents. With the acquisition of Family Benefit Life in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, Family Benefit Life was initially licensed in Illinois and Pennsylvania.

The following table sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection, for the most significant states in which we are licensed, for the years ended December 31, 2013 and 2012, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and Family Benefit Life.

	2013
State	Life	Percentage	Annuity	Percentage
Illinois	$897,578	11%	$112,460	1%
Kansas	2,204,227	27%	2,546,291	12%
Kentucky	164,369	2%	35,213	0%
Missouri	607,807	7%	253,555	1%
Nebraska	220,639	3%	1,091,247	5%
North Dakota	134,549	2%	2,412,121	11%
Ohio	873,211	11%	5,925	0%
Oklahoma	1,651,954	20%	3,204,151	15%
Pennsylvania	5,586	0%	180,000	1%
Texas	1,183,582	15%	11,260,818	53%
All other	160,186	2%	317,641	1%
Total direct collected premiums	$8,103,688	100%	$21,419,422	100%

	2012
State	Life	Percentage	Annuity	Percentage
Illinois	$759,462	10%	$271,584	2%
Kansas	2,216,328	28%	3,353,559	24%
Kentucky	157,717	2%	-	0%
Missouri	672,018	8%	686,815	5%
Nebraska	200,166	3%	1,568,425	11%
North Dakota	139,999	2%	1,604,688	11%
Ohio	802,968	10%	142,100	1%
Oklahoma	1,728,591	21%	1,479,199	11%
Texas	1,163,941	15%	4,730,831	34%
All other	113,223	1%	185,013	1%
Total direct collected premiums	$7,954,413	100%	$14,022,214	100%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company, Munich American Reassurance Company, Optimum Re Insurance Company and Wilton Reassurance Company.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re Insurance Company, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re Insurance Company’s retention on business ceded to Optimum Re Insurance Company by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

Effective September 29, 2005, FLAC and Wilton Reassurance Company executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Reassurance Company on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005. Wilton Reassurance Company agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Reassurance Company as they were collected. As of June 24, 2006, Wilton Reassurance Company terminated the reinsurance agreement for new business issued after the termination date. Family Benefit Life also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. Family Benefit Life reinsures initial amounts of risk on any one life in excess of $50,000 for individual life insurance with Optimum Re Insurance Company. Family Benefit Life also reinsures its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re Insurance Company.

Family Benefit Life participated in the Servicemembers’ Group Life Insurance Pool, administered by Prudential Life Insurance Company, in which it assumed group life insurance on a percentage based on the total inforce amount of participating companies.  The group plan permitted conversion to permanent insurance with the initial face amount reinsured with the Office of Servicemembers’ Group Life Insurance. Family Benefit Life cancelled its participation in 2013.

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

TLIC and Family Benefit Life can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.

TLIC is subject to Oklahoma laws and Family Benefit Life is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,283,361 in 2014 without prior approval. In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $976,941 in 2014 without prior approval. Family Benefit Life paid dividends of $850,000 and $1,515,975 to TLIC in 2013 and 2012, respectively. These dividends are eliminated in consolidation.

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

Premium Finance Operations

The Company’s management decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. Specifically on May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

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

FTCC was capitalized with $4,000,000 from FTFC. The Company engaged in the premium finance business, independent of its life insurance business. FTCC is licensed to conduct premium finance business in Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. Until the May 16, 2012 announcement discussed above, FTCC had historically contracted with over 200 insurance agencies to finance their casualty insurance premiums but focused on financing with approximately 30 agencies primarily in Oklahoma. There was no guarantee that those agencies would write premium financing contracts with FTCC. FTCC was not dependent on a single customer or a few major customers. During 2011, FTCC returned $1,000,000 of capital to FTFC. During 2012, FTCC returned $650,000 of capital to FTFC. During 2013, FTCC returned $200,000 of capital to FTFC.

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

Employees

As of March 10, 2014, the Company had six full-time employees and one part-time employee.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010. Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015. The Company incurred rent expense of $76,192 and $76,136 for the years ended December 31, 2013 and 2012, respectively, under this lease and other minor leases. The Company received a $120,000 leasehold improvement allowance from the lessor that is being amortized over the non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2013 and 2012. Future minimum lease payments to be paid under non-cancellable lease agreements are $94,764 for 2014 and $71,073 in 2015.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $9,130 in 2012 and $9,371 in 2013 and 2014.

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on July 1, 2011 to run through June 30, 2016. Beginning July 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease agreement calls for minimum monthly base lease payments of $17,535.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building. The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on August 15, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana and a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,393,687. The building is leased through October 31, 2027 with future lease extensions on November 1, 2017 and November 1, 2022 through October 31, 2022 and October 31, 2027, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016 and $15,331 in 2017.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma, and a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,481,500. The building is leased through August 31, 2028 with future lease extensions on September 1, 2018 and September 1, 2023 through August 31, 2023 and August 31, 2028, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2018.

The future minimum lease payments to be received under the above non-cancellable lease agreements are $632,052, $509,840, $382,506, $249,358 and $64,032 for the years 2014 through 2018, respectively.

Family Benefit Life owned approximately one and one-half acres of land located in Jefferson City, Missouri. A 6,100 square foot building (serving as Family Benefit Life’s headquarters) and a 2,200 square foot building (leased to a third party) are on one acre of this land and the other half acre is held for sale. In October 2012, both of the buildings and the related land were sold.

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

Item 3. Legal Proceedings

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the "Defendants").  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the Oklahoma Insurance Department and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the Oklahoma Insurance Department that it would take no action and also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.

It is the Company’s intention to vigorously prosecute this action against the Defendants for damages and for the correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

Prior to its acquisition by TLIC, Family Benefit Life developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, Family Benefit Life’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, three individuals who owned Decreasing Term to 95 policies filed a Petition in the Circuit Court of Greene County, Missouri asserting claims against Family Benefit Life relating to Family Benefit Life’s decision to not provide a dividend under the Decreasing Term to 95 policies.

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that Family Benefit Life breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act. It alleges that during its sale of the Decreasing Term to 95 policies, Family Benefit Life represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. Family Benefit Life denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)     Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)     Holders

As of March 10, 2014, there were approximately 4,000 shareholders of the Company’s outstanding common stock.

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

(b)     None

(c)     Purchases of Equity Securities by Issuer

The Company repurchased 185,313 shares of its common stock from former members of the Board of Directors at a cost of $648,595 during 2012 and during 2013 repurchased 12,896 shares of its common stock for $45,136 from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, or the Company) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets and a premium finance company, financing casualty insurance premiums.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents. With the acquisition of Family Benefit Life in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, Family Benefit Life was initially licensed in Illinois and Pennsylvania.

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

Prior to June 30, 2013, we provided financing for casualty insurance premiums through independent property and casualty insurance agents. We are licensed in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.

The Company’s management decided two years ago to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. Specifically on May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

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

In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of Family Benefit Life Insurance Company, included in the life insurance segment, for $13,855,129 paid in cash.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, value of insurance business acquired and policy liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

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

As of December 31, 2013 and 2012, there was $1,653,087 and $1,230,982, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and Family Benefit Life. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $444,757 in 2014, $419,319 in 2015, $387,194 in 2016, $359,659 in 2017 and $308,631 in 2018.

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

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of operations or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

Future Application of Accounting Standards

The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the FASB. During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system. Before making a decision, the SEC set forth a work plan to evaluate the remaining differences between GAAP and IFRS, determine whether IFRS represent high quality standards, consider how the International Accounting Standards Board (IASB) is funded and its governance structure and examine the variations in the way IFRS was applied by various foreign companies that file financial statements with the SEC. In July 2012, the SEC staff issued a final report on the SEC work plan which concluded that IFRS provided high quality accounting standards, but also indicated concerns with funding, consistency of application and enforcement of IFRS globally. The report did not give a recommendation to the SEC on whether, when and how IFRS should be incorporated into the U.S. financial reporting system. In addition, the SEC has not indicated a timeline for further consideration of incorporating IFRS.

The FASB and the IASB have a convergence program with the intent of developing global standards for several significant areas of accounting, including the accounting for insurance contracts. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two boards will achieve convergence on this project. The FASB further noted that the FASB and IASB have very different perspectives on the project, given that the U.S. has existing guidance on insurance contracts whereas there is currently no comprehensive IFRS accounting standard for insurance contracts. In June 2013, each board issued for comment an exposure draft of the accounting for insurance contracts that has significant differences from the other board's draft as well as from current GAAP. Both exposure drafts propose changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums, policyholders’ account balances, future policy benefits, policy claims and claims adjustment expenses, reinsurance and deferred acquisition costs. The Boards are reviewing the comments received on the exposure drafts and are expected to begin re-deliberations in the first quarter of 2014. As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under GAAP as a result of this project. In addition, any new standards issued by the Boards regarding insurance contracts may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. It is also possible that the Boards could issue different final standards. In February 2014, the FASB announced that it has decided to consider targeted improvements to GAAP related to insurance contracts rather than a comprehensive overhaul of GAAP related to insurance contracts.

The FASB and the IASB also continue to deliberate the three remaining projects intended to bring convergence between GAAP and IFRS for revenue recognition, accounting for financial instruments and leasing. The revenue recognition project is largely converged and the Boards are expected to issue final guidance in the first half of 2014. The Boards currently have different positions on certain key aspects of the financial instrument project (the classification and measurement and impairment) but both Boards intend to complete their financial instrument project during the first half of 2014. The timing of the leasing project is not known at this time.

The Company is not able to predict whether it will be required to adopt IFRS or how the adoption of IFRS (or the potential convergence of GAAP and IFRS, including the joint project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

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

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2013 and 2012

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$7,929,672	$8,024,901	$(95,229)	-1.2%
Net investment income	7,027,006	5,920,278	1,106,728	18.7%
Net realized investment gains	1,132,451	746,889	385,562	51.6%
Other revenues	59,104	116,452	(57,348)	-49.2%
Total revenues	16,148,233	14,808,520	1,339,713	9.0%
Benefits and claims	9,602,129	9,242,052	360,077	3.9%
Expenses	5,338,029	4,608,655	729,374	15.8%
Total benefits, claims and expenses	14,940,158	13,850,707	1,089,451	7.9%
Income before federal income tax expense (benefit)	1,208,075	957,813	250,262	26.1%
Federal income tax expense (benefit)	318,752	(144,068)	462,820	-321.3%
Net income	$889,323	$1,101,881	$(212,558)	-19.3%
Net income per common share basic and diluted	$0.11	$0.14	$(0.03)

Consolidated Condensed Financial Position as of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Investment assets	$150,056,278	$133,846,664	$16,209,614	12.1%
Other assets	33,116,881	31,603,653	1,513,228	4.8%
Total assets	$183,173,159	$165,450,317	$17,722,842	10.7%

Policy liabilities	$147,806,056	$126,966,173	$20,839,883	16.4%
Deferred federal income taxes	2,543,825	3,301,524	(757,699)	-22.9%
Other liabilities	2,182,264	1,460,508	721,756	49.4%
Total liabilities	152,532,145	131,728,205	20,803,940	15.8%
Shareholders' equity	30,641,014	33,722,112	(3,081,098)	-9.1%
Total liabilities and shareholders' equity	$183,173,159	$165,450,317	$17,722,842	10.7%

Shareholders' equity per common share	$3.90	$4.29	$(0.39)	-9.0%

Results of Operations – Years Ended December 31, 2013 and 2012

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized investment gains and losses can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Premiums	$7,929,672	$8,024,901	$(95,229)	-1.2%
Income from premium financing	44,145	102,491	(58,346)	-56.9%
Net investment income	7,027,006	5,920,278	1,106,728	18.7%
Net realized investment gains	1,132,451	746,889	385,562	51.6%
Other income	14,959	13,961	998	7.1%
Total revenues	$16,148,233	$14,808,520	$1,339,713	9.0%

The increase of $1,339,713 in total revenues for the year ended December 31, 2013 is discussed below.

Premiums

Our premiums for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Whole life and term first year	$103,567	$226,835	$(123,268)	-54.3%
Whole life and term renewal	2,930,582	3,391,591	(461,009)	-13.6%
Final expense first year	926,369	1,058,505	(132,136)	-12.5%
Final expense renewal	3,969,154	3,347,970	621,184	18.6%
Total premiums	$7,929,672	$8,024,901	$(95,229)	-1.2%

The $95,229 decrease in premiums for the year ended December 31, 2013 is primarily due to $716,413 of decreased whole life and term first year and renewal premiums and final expense first year premiums that exceeded an increase of $621,184 in final expense renewal premiums. The decreases in first year premiums are due to less new production. The decrease in whole life and term renewal premiums is as expected due to the Company’s focus on annuity and final expense production.

Income from Premium Financing

The income from premium financing has steadily decreased. There was a decrease of $58,346 for the year ended December 31, 2013.

As introduced above, the Company’s management decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. Specifically on May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Fixed maturity securities	$4,426,063	$4,194,409	$231,654	5.5%
Equity securities	35,413	49,235	(13,822)	-28.1%
Other long-term investments	1,635,788	1,188,323	447,465	37.7%
Mortgage loans	1,150,498	544,567	605,931	111.3%
Real estate	375,290	370,620	4,670	1.3%
Policy loans	100,512	100,120	392	0.4%
Short-term and other investments	94,759	21,939	72,820	331.9%
Gross investment income	7,818,323	6,469,213	1,349,110	20.9%
Investment expenses	(791,317)	(548,935)	(242,382)	44.2%
Net investment income	$7,027,006	$5,920,278	$1,106,728	18.7%

The $1,349,110 increase in gross investment income for the year ended December 31, 2013 is due to the 2013 investment of excess cash primarily in fixed maturity securities, other long-term investments (lottery receivables) and mortgage loans.

The $242,382 increase in investment expenses for the year ended December 31, 2013 is primarily due to $180,000 of increased fees associated with increased purchasing of fixed maturity securities, mortgage loans, investment real estate and lottery receivables. In addition, during 2013, the Company established a $58,000 allowance for possible uncollectible mortgage loans on real estate that are not subject to funds held in escrow. As of December 31, 2013, $201,936 of cash and $203,841 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Net Realized Investment Gains

There was a $385,562 increase in net realized investment gains for the year ended December 31, 2013.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $915,009 for the year ended December 31, 2013 resulted from proceeds of $10,805,866 for these securities that had carrying values of $9,890,857 at the 2013 disposal dates.

The net realized investment losses from the sales and impairment of equity securities available-for-sale of $46,954 for the year ended December 31, 2013 resulted from proceeds of $97,975 for these securities that had carrying values of $144,929 at the 2013 disposal dates. An equity security with a carrying value of $42,500 was deemed to be fully impaired in fourth quarter 2013 with the decrease in value reported as a realized loss.

The net realized investment gains from mortgage loans on real estate of $264,396 for the year ended December 31, 2013, resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price.

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

The net realized investment gains from the sale of investment real estate of $75,832 for the year ended December 31, 2012 resulted from proceeds of $512,500 from the sale of two buildings that had a carrying value of $436,668 at the 2012 disposal date.

We recorded no other-than-temporary impairments in 2013 or 2012 other than the $42,500 realized loss recorded on the equity security that was deemed to be fully impaired in fourth quarter 2013.

Other Income

The $998 increase in other income for the year ended December 31, 2013 is primarily due to increased service fees.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Benefits and claims
Increase in future policy benefits	$2,267,677	$2,054,925	$212,752	10.4%
Death benefits	2,679,210	2,863,555	(184,345)	-6.4%
Surrenders	633,935	583,498	50,437	8.6%
Interest credited to policyholders	3,745,992	3,330,592	415,400	12.5%
Dividend, endowment and supplementary life contract benefits	275,315	409,482	(134,167)	-32.8%
Total benefits and claims	9,602,129	9,242,052	360,077	3.9%
Expenses
Policy acquisition costs deferred	(1,950,072)	(2,302,070)	351,998	-15.3%
Amortization of deferred policy acquisition costs	831,637	512,546	319,091	62.3%
Amortization of value of insurance business acquired	422,105	403,573	18,532	4.6%
Commissions	2,028,429	2,324,073	(295,644)	-12.7%
Other underwriting, insurance and acquisition expenses	4,005,930	3,670,533	335,397	9.1%
Total expenses	5,338,029	4,608,655	729,374	15.8%
Total benefits, claims and expenses	$14,940,158	$13,850,707	$1,089,451	7.9%

The increase of $1,089,451 in total benefits, claims and expenses for the year ended December 31, 2013 is discussed below.

Benefits and Claims

The $360,077 increase in benefits and claims for the year ended December 31, 2013 is primarily due to the following:

●

$415,400 increase in interest credited to policyholders primarily due to an increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals).

●	$212,752 increase in the change in future policy benefits is as expected and primarily relates to policies being in force for an additional year.

●	$50,437 increase in surrenders reflects a slight decline in persistency.

●

$134,167 decrease in dividend, endowment and supplementary life contract benefits primarily relates to a decrease in dividends to policyholders, decreased endowments and decreased elections by policyholders for benefits under supplementary life contracts.

●	$184,345 decrease in death benefits is primarily due to the 2013 cancellation of a group life assumption reinsurance contract.

Deferral and Amortization of Deferred Acquisition Costs

Certain costs related to the successful acquisition of traditional life insurance policies are capitalized and amortized over the premium-paying period of the policies. Certain costs related to the successful acquisition of insurance and annuity policies that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are capitalized and amortized in relation to the present value of actual and expected gross profits on the policies. These acquisition costs, which are referred to as deferred policy acquisition costs, include commissions and other successful costs of acquiring life insurance, which vary with, and are primarily related to, the successful production of new and renewal insurance and annuity contracts.

For the year ended December 31, 2013 and 2012, capitalized costs were $1,950,072 and $2,302,070, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2013 and 2012 were $831,637 and $512,546, respectively.

The $351,998 decrease in the acquisition costs deferred is primarily due to a decline in commissions due to decreased 2013 final expense production and our decision, based upon the evaluation of 2013 operations, to decrease the deferral of non-commission acquisition costs for products sold in 2013. This reduction in the deferral of non-commission acquisition costs for products sold in 2013 amounted to approximately $150,000.

The $319,091 increase in the 2013 amortization of deferred acquisition costs primarily reflects an actuarial adjustment to increase the average policy size of final expense products that resulted in a $200,000 reduction in the per policy non-commission acquisition costs that had historically been capitalized through 2013. The remainder of the decrease reflects a slight reduction in persistency.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $422,105 and $403,573 for the years ended December 31, 2013 and 2012, respectively. The $18,532 increase in the 2013 amortization of value of insurance business acquired primarily is as expected and reflects a slight increase in surrender activity of the insurance policies and contracts acquired in the Family Benefit Life acquisition.

Commissions

Our commissions for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 less 2012	2013 to 2012
Annuity	$416,088	$451,595	$(35,507)	-7.9%
Whole life and term first year	74,167	159,398	(85,231)	-53.5%
Whole life and term renewal	105,778	126,336	(20,558)	-16.3%
Final expense first year	1,064,979	1,273,515	(208,536)	-16.4%
Final expense renewal	367,417	313,229	54,188	17.3%
Total commissions	$2,028,429	$2,324,073	$(295,644)	-12.7%

The $295,644 decrease in commissions for the year ended December 31, 2013 is primarily due to:

●	$208,536 decrease in final expense first year commissions that correspond to the $132,136 decrease in final expense first year premiums.

●	$85,231 decrease in first year whole life and term commissions that corresponds to $123,268 of decreased first year whole life and term premiums.

●	$35,507 decrease in annuity first year, single and renewal commissions is due to a decrease in commission rates for annuity products that offered a higher interest crediting rate.

●	$20,558 decrease in renewal whole life and term commissions that corresponds to a $461,009 decrease in renewal whole life and term premiums.

●	$54,188 increase in final expense renewal commissions that correspond to the $621,184 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $335,397 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2013 is primarily attributed to the 2011 accrual of $250,000 of conversion costs related to the acquisition of Family Benefit Life and a 2012 decrease in salaries of $150,000 related to a reduction for estimated bonuses accrued in 2011 related to the acquisition of Family Benefit Life that were not ultimately paid during 2012. The remaining increase in other underwriting, insurance and acquisition expenses is primarily due to legal fees related to two cases. Please see Note 14 to the Consolidated Financial Statements for a description of the legal claims and assessments surrounding these two cases.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life. TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2013, we filed a combined life insurance company 2012 federal tax return for TLIC and Family Benefit Life and intend to also file a combined life insurance company 2013 federal tax return for TLIC and Family Benefit Life in 2014. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2013 and 2012, current income tax expense was $100,820 and $273,054, respectively. Deferred income tax expense (benefit) was $217,932 and ($417,122), for the years ended December 31, 2013 and 2012, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $889,323 ($0.11 per common share basic and diluted) and $1,101,881 ($0.14 per common share basic and diluted) for the years ended December 31, 2013 and 2012, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the year ended December 31, 2013 and 2012 were 7,852,014 and 7,883,901, respectively. These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 11, 2012 and issued to holders of shares of the Company as of March 10, 2012.

Business Segments

The revenues and income (loss) before federal income taxes from our business segments for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Revenues:
Life and annuity insurance operations	$15,879,190	$14,275,397	$1,603,793	11.2%
Premium finance operations	44,145	102,734	(58,589)	-57.0%
Corporate operations	224,898	430,389	(205,491)	-47.7%
Total	$16,148,233	$14,808,520	$1,339,713	9.0%
Income (loss) before income taxes:
Life and annuity insurance operations	$1,881,079	$1,332,546	$548,533	41.2%
Premium finance operations	(328,605)	(224,951)	(103,654)	46.1%
Corporate operations	(344,399)	(149,782)	(194,617)	129.9%
Total	$1,208,075	$957,813	$250,262	26.1%

Life and Annuity Insurance Operations

The $1,603,793 increase in revenues from Life and Annuity Insurance Operations for the year ended December 31, 2013 is primarily due to the following:

●	$916,664 increase in net investment income

●	$778,427 increase in net realized investment gains

●	$95,229 decrease in premiums

The $548,533 increased profitability from Life and Annuity Insurance Operations for the year ended December 31, 2013 is primarily due to the following:

●	$916,664 increase in net investment income

●	$778,427 increase in net realized investment gains

●	$295,644 decrease in commissions

●	$18,532 increase in amortization of value of insurance business acquired

●	$95,229 decrease in premiums

●	$301,205 increase in other underwriting, insurance and acquisition expenses

●	$360,077 increase in benefits and claims

●	$671,089 decrease in policy acquisition costs deferred net of amortization

Premium Finance Operations

The $58,589 decrease in revenues from Premium Finance Operations for the year ended December 31, 2013 is due to decreased fee income as we discontinued offering premium finance contracts on July 1, 2012.

The $103,654 decreased profitability from Premium Finance Operations for the year ended December 31, 2013 is primarily due to $58,589 of decreased fee income and $45,000 of increased operating expenses primarily for legal fees.

Corporate Operations

The $205,491 decrease in revenues from Corporate Operations is primarily due to $350,000 of net realized investment gains from the sale of an equity security in 2012 that exceeded $187,009 of increased net investment income in 2013 less $42,500 of net realized investment losses from the 2013 full impairment of an equity security.

The $194,617 decreased Corporate Operations profitability for 2013 is primarily due to the $205,491 decrease in revenues discussed above that exceeded $11,000 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $98,218,823 and $91,543,308 as of December 31, 2013 and 2012, respectively)	$100,429,711	$98,659,797	$1,769,914	1.8%
Available-for-sale equity securities at fair value (cost: $567,697 and $695,846 as of December 31, 2013 and 2012, respectively)	717,433	843,497	(126,064)	-14.9%
Mortgage loans on real estate	19,124,869	10,435,776	8,689,093	83.3%
Investment real estate	6,531,971	2,858,765	3,673,206	128.5%
Policy loans	1,488,646	1,488,035	611	0.0%
Other long-term investments	21,763,648	19,560,794	2,202,854	11.3%
Total investments	$150,056,278	$133,846,664	$16,209,614	12.1%

The $1,769,914 increase in available for sale fixed maturity securities for the year ended December 31, 2013 is primarily due to purchases of $17,407,413 in excess of sales and maturities of $10,805,866, net realized investment gains of $915,009, decrease in unrealized appreciation of $4,905,601 and premium amortization of $841,041. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of December 31, 2013, we held 154 available-for-sale fixed maturity securities with an unrealized loss of $1,596,459, fair value of $34,634,408 and amortized cost of $36,230,867. These unrealized losses were primarily due to rising market interest rates in the bond market as of December 31, 2013.

As of December 31, 2012, we held 35 available-for-sale fixed maturity securities with an unrealized loss of $133,611, fair value of $7,386,902 and amortized cost of $7,520,513.

The $126,064 decrease in available-for-sale equity securities for the year ended December 31, 2013 is primarily due to sales of $97,975, purchases of $16,780, net realized investment losses of $46,954 (primarily due to the full impairment in fourth quarter 2013 of an equity security valued at $42,500) and a $2,085 increase in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in a variety of companies.

As of December 31, 2013, we held three available-for-sale equity securities with an unrealized loss of $32,605, fair value of $185,840 and cost of $218,445.

As of December 31, 2012 there were no available-for-sale equity securities in an unrealized loss position.

The $8,689,093 increase in mortgage loans for the year ended December 31, 2013 is primarily due to the origination of $10,643,970 of mortgage loans, $264,396 of realized gains on prepayment of mortgage loans purchased at a discount, $136,458 of capitalization of loan origination fees and discount accretion of $62,718 less principal payments of $2,323,743, amortization of loan origination fees of $36,511 and $58,195 for the establishment of a mortgage loan allowance account.

The $3,673,206 increase in investment real estate is primarily due to purchases of $4,011,307, sales of $180,000, net realized gains of $3,047 and depreciation of $161,148.

The $2,202,854 increase in other long-term investments (comprised of lottery receivables) for the year ended December 31, 2013 is primarily due to the purchases of $4,555,915 and $1,618,184 of accretion of discount less principal payments of $3,971,245.

Our assets other than invested assets as of December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Cash and cash equivalents	$10,608,438	$10,947,474	$(339,036)	-3.1%
Accrued investment income	1,558,153	1,417,218	140,935	9.9%
Recoverable from reinsurers	1,200,807	1,188,371	12,436	1.0%
Agents' balances and due premiums	285,033	358,729	(73,696)	-20.5%
Loans from premium financing, net	133,386	261,072	(127,686)	-48.9%
Deferred policy acquisition costs	8,172,627	7,028,820	1,143,807	16.3%
Value of insurance business acquired	7,086,790	7,508,895	(422,105)	-5.6%
Property and equipment, net	130,287	124,558	5,729	4.6%
Other assets	3,941,360	2,768,516	1,172,844	42.4%
Assets other than investment assets	$33,116,881	$31,603,653	$1,513,228	4.8%

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, advances, guaranty funds, other receivables and receivables for securities sold with trade dates and settlement dates in different accounting periods. The $1,172,844 increase in other assets is primarily due to $1,600,000 of increased advances to a third party to facilitate our purchase of discounted mortgage loans from the third party and $321,000 of increased recoverable federal and state income taxes that exceeded $601,530 of receivables for securities sold with trade dates in 2012 and settlement dates in 2013.

In addition, during second quarter 2013, FTCC foreclosed on a delinquent loan and recovered the former home office building of SIS for $125,464 and correspondingly reduced notes receivable (included in other assets in 2012) and increased investment real estate. This recovery of the note receivable and capitalization of the building was a non-cash investing and financing activity. This building was refurbished in the first half of 2013 at a cost of $10,656 and sold in third quarter 2013 for $140,000 resulting in a gain of $3,880. FTCC also sold a parcel of land in 2013 for $40,000 resulting in a loss of $833. This 2013 net realized gain on the sale of the FTCC building and land is included in other income in the statements of operations.

The progression of the Company’s loans from premium financing for the years ended December 31, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012
Balance, beginning of year	$491,460	$1,274,707
Loans financed	-	847,845
Unearned interest	-	51,525
Capitalized fees and interest	2,314	12,827
Payment of loans and unearned interest	(153,530)	(1,695,444)
Ending loan balance including unearned interest	340,244	491,460
Unearned interest included in ending loan balances	-	(1,389)
Loan balance net of unearned interest	340,244	490,071
Less allowance for loan loss	(206,858)	(228,999)
Loan balance net of unearned interest and allowance for loan losses	$133,386	$261,072

Our liabilities as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Policy liabilities
Policyholders' account balances	$113,750,681	$95,043,370	$18,707,311	19.7%
Future policy benefits	33,354,454	31,065,560	2,288,894	7.4%
Policy claims	611,417	717,521	(106,104)	-14.8%
Other policy liabilities	89,504	139,722	(50,218)	-35.9%
Total policy liabilities	147,806,056	126,966,173	20,839,883	16.4%
Deferred federal income taxes	2,543,825	3,301,524	(757,699)	-22.9%
Other liabilities	2,182,264	1,460,508	721,756	49.4%
Total liabilities	$152,532,145	$131,728,205	$20,803,940	15.8%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates and settlement dates in different years.

The $20,839,883 increase in policy liabilities is primarily due to $21,776,839 of deposits on annuity and deposit-type contracts less withdrawals of $6,815,520, $3,745,992 of interest credited to policyholder accounts, $2,288,894 of increased future policy benefit reserves, $106,104 of decreased liabilities for policy claims and $50,218 of decreased other policy liabilities.

The $757,699 decrease in deferred federal income taxes during the year ended December 31, 2013 was due to a $975,631 decrease in deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. This increase was partially offset by $217,932 of operating deferred taxes.

The $721,756 increase in other liabilities is primarily due to a $1,364,000 increase in deposits on pending applications that exceeded a $600,000 payable for securities purchased with trade dates in 2012 and settlement dates in 2013 and a $36,000 increase in accrued expenses.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through December 31, 2013, we have received $27,119,480 from the sale of our shares. Our operations have been profitable and have generated $5,961,626 of net income from operations since we were incorporated in 2004. The Company issued 323,777 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2011, however, that resulted in accumulated earnings being charged $2,428,328 with an offsetting credit of $2,428,328 to common stock and additional paid-in capital. The Company also issued 378,928 shares in connection with a stock dividend paid to shareholders of record as of March 10, 2012, that resulted in accumulated earnings being charged an additional $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings (deficit) decreased the balance of accumulated deficit as of December 31, 2013 to $691,338 as shown in the accumulated earnings (deficit) balance in the December 31, 2013 consolidated statement of financial position.

As of December 31, 2013, we had cash and cash equivalents totaling $10,608,438. As of December 31, 2013, cash and cash equivalents of $6,083,984 and $2,770,244, respectively, of the total $10,608,438 were held by TLIC and Family Benefit Life and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,283,361 in 2014 without prior approval. In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $976,941 in 2014 without prior approval. Family Benefit Life paid dividends of $850,000 and $1,515,975 to TLIC in 2013 and 2012, respectively. These dividends are eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures non-interest bearing accounts up to $250,000. Uninsured balances aggregate $2,576,504 as of December 31, 2013. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2013	2012	2013 to 2012	2013 to 2012
Net cash provided by operating activities	$3,928,276	$1,006,770	$2,921,506	290.2%
Net cash used in investing activities	(19,160,723)	(28,885,135)	9,724,412	-33.7%
Net cash provided by financing activities	14,893,411	11,120,128	3,773,283	33.9%
Decrease in cash	(339,036)	(16,758,237)	16,419,201	-98.0%
Cash and cash equivalents, beginning of period	10,947,474	27,705,711	(16,758,237)	-60.5%
Cash and cash equivalents, end of period	$10,608,438	$10,947,474	$(339,036)	-3.1%

The $2,921,506 increase in cash provided by operating activities during the year ended December 31, 2013 is primarily due to increased net investment income and decreased commissions.

The $9,724,412 of decreased cash used for investing activities during the year ended December 31, 2013 was primarily related to decreased purchases of investments in fixed maturity securities and other long-term investments (lottery receivables).

The $3,773,283 increase in cash provided by financing activities for the year ended December 31, 2013 resulted from $4,978,863 of increased policyholder account deposits in excess of withdrawals; $1,809,039 of decreased net proceeds from the public and private placement stock offerings and $603,459 of decreased purchases of treasury shares.

Our shareholders’ equity as of December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012	Increase (Decrease) 2013 to 2012	Percentage Change 2013 to 2012

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 and 7,974,373 issued as of December 31, 2013 and 2012, respectively, and 7,851,984 and 7,789,060 outstanding as of December 31, 2013 and 2012, respectively, and 63,070 subscribed as of December 31, 2012	$80,502	$80,374	$128	0.2%
Additional paid-in capital	28,684,748	28,707,648	(22,900)	-0.1%
Treasury stock, at cost (198,209 and 185,313 shares as of December 31, 2013 and 2012, respectively)	(693,731)	(648,595)	(45,136)	7.0%
Accumulated other comprehensive income	1,878,157	5,780,670	(3,902,513)	-67.5%
Accumulated earnings (deficit)	691,338	(197,985)	889,323	449.2%
Total shareholders' equity	$30,641,014	$33,722,112	$(3,081,098)	-9.1%

The decrease in shareholders’ equity of $3,081,098 for the year ended December 31, 2013 is due to $22,772 of expenses incurred from a public stock offering (gross proceeds of $108,375 and offering expenses of $131,147), $3,902,513 of other comprehensive loss, $889,323 of net income less $45,136 for purchases of 12,896 shares of treasury stock from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

Equity per common share outstanding decreased 9.1% to $3.90 as of December 31, 2013 compared to $4.29 per share as of December 31, 2012, based upon 7,851,984 common shares outstanding as of December 31, 2013 and 7,852,130 outstanding common shares as of December 31, 2012.

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

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2013 or 2012. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $2,360,624 and $7,264,140 as of December 31, 2013 and 2012, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. This $4,903,516 decrease in unrealized gains arising for the year ended December 31, 2013 has been offset by the 2013 net realized investment gains of $1,132,451 originating from the sale and call activity for available-for-sale fixed maturity securities, sale of available-for-sale equity securities and early payoffs of mortgage loans on real estate purchased at a discount.

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

One of our significant risks relates to the fluctuations in interest rates. Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes. From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and Family Benefit Life’s annuity business is impacted by changes in interest rates. Life insurance company policy liabilities bear fixed rates. From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of December 31, 2013, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.5% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and Family Benefit Life must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and Family Benefit Life met during 2013 and 2012, the SVL also requires the Company to perform annual cash flow testing for TLIC and Family Benefit Life. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares were sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $321,944 in offering costs.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2013 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 10, 2014

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2013	December 31, 2012
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $98,218,823 and $91,543,308 as of December 31, 2013 and 2012, respectively)	$100,429,711	$98,659,797
Available-for-sale equity securities at fair value (cost: $567,697 and $695,846 as of December 31, 2013 and 2012, respectively)	717,433	843,497
Mortgage loans on real estate	19,124,869	10,435,776
Investment real estate	6,531,971	2,858,765
Policy loans	1,488,646	1,488,035
Other long-term investments	21,763,648	19,560,794
Total investments	150,056,278	133,846,664
Cash and cash equivalents	10,608,438	10,947,474
Accrued investment income	1,558,153	1,417,218
Recoverable from reinsurers	1,200,807	1,188,371
Agents' balances and due premiums	285,033	358,729
Loans from premium financing, net	133,386	261,072
Deferred policy acquisition costs	8,172,627	7,028,820
Value of insurance business acquired	7,086,790	7,508,895
Property and equipment, net	130,287	124,558
Other assets	3,941,360	2,768,516
Total assets	$183,173,159	$165,450,317
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$113,750,681	$95,043,370
Future policy benefits	33,354,454	31,065,560
Policy claims	611,417	717,521
Other policy liabilities	89,504	139,722
Total policy liabilities	147,806,056	126,966,173
Deferred federal income taxes	2,543,825	3,301,524
Other liabilities	2,182,264	1,460,508
Total liabilities	152,532,145	131,728,205
Shareholders' equity
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 and 7,974,373 issued as of December 31, 2013 and 2012, respectively, and 7,851,984 and 7,789,060 outstanding as of December 31, 2013 and 2012, respectively, and 63,070 subscribed as of December 31, 2012	80,502	80,374
Additional paid-in capital	28,684,748	28,707,648
Treasury stock, at cost (198,209 and 185,313 shares as of December 31, 2013 and 2012, respectively)	(693,731)	(648,595)
Accumulated other comprehensive income	1,878,157	5,780,670
Accumulated earnings (deficit)	691,338	(197,985)
Total shareholders' equity	30,641,014	33,722,112
Total liabilities and shareholders' equity	$183,173,159	$165,450,317

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012
Revenues
Premiums	$7,929,672	$8,024,901
Income from premium financing	44,145	102,491
Net investment income	7,027,006	5,920,278
Net realized investment gains	1,132,451	746,889
Other income	14,959	13,961
Total revenues	16,148,233	14,808,520
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,267,677	2,054,925
Death benefits	2,679,210	2,863,555
Surrenders	633,935	583,498
Interest credited to policyholders	3,745,992	3,330,592
Dividend, endowment and supplementary life contract benefits	275,315	409,482
Total benefits and claims	9,602,129	9,242,052
Policy acquisition costs deferred	(1,950,072)	(2,302,070)
Amortization of deferred policy acquisition costs	831,637	512,546
Amortization of value of insurance business acquired	422,105	403,573
Commissions	2,028,429	2,324,073
Other underwriting, insurance and acquisition expenses	4,005,930	3,670,533
Total expenses	5,338,029	4,608,655
Total benefits, claims and expenses	14,940,158	13,850,707
Income before total federal income tax expense	1,208,075	957,813
Current federal income tax expense	100,820	273,054
Deferred federal income tax expense (benefit)	217,932	(417,122)
Total federal income tax expense (benefit)	318,752	(144,068)
Net income	$889,323	$1,101,881
Net income per common share basic and diluted	$0.11	$0.14

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012
Net income	$889,323	$1,101,881
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(3,771,065)	4,939,973
Less net realized investment gains	1,132,451	746,889
Net unrealized gains (losses)	(4,903,516)	4,193,084
Adjustment to deferred acquisition costs	25,372	(12,703)
Other comprehensive income (loss) before income tax expense (benefit)	(4,878,144)	4,180,381
Income tax expense (benefit)	(975,631)	1,095,935
Total other comprehensive income (loss)	(3,902,513)	3,084,446
Total comprehensive income (loss)	$(3,013,190)	$4,186,327

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2013 and 2012

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2012	$73,649	$24,086,146	$-	$2,696,224	$1,542,094	$28,398,113
Stock dividend	3,789	2,838,171	-	-	(2,841,960)	-
Subscriptions of common stock	2,936	1,783,331	-	-	-	1,786,267
Repurchase of common stock	-	-	(648,595)	-	-	(648,595)
Comprehensive income:
Net income	-	-	-	-	1,101,881	1,101,881
Other comprehensive income	-	-	-	3,084,446	-	3,084,446
Balance as of December 31, 2012	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112

Subscriptions of common stock	128	(22,900)	-	-	-	(22,772)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income (loss):
Net income	-	-	-	-	889,323	889,323
Other comprehensive loss	-	-	-	(3,902,513)	-	(3,902,513)
Balance as of December 31, 2013	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Operating activities
Net income	$889,323	$1,101,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	209,414	215,367
Accretion of discount on investments	(839,862)	(491,928)
Net realized investment gains	(1,132,451)	(746,889)
Gain on sale of fixed asset	-	(2,934)
Gain on sale of real estate	(3,047)	-
Amortization of policy acquisition cost	831,637	512,546
Policy acquisition cost deferred	(1,950,072)	(2,302,070)
Mortgage loan origination fees deferred	(136,458)	(168,641)
Amortization of loan origination fees	36,511	-
Amortization of value of insurance business acquired	422,105	403,573
Provision for deferred federal income tax expense (benefit)	217,932	(417,122)
Interest credited to policyholders	3,745,992	3,330,592
Change in assets and liabilities:
Accrued investment income	(140,935)	(294,644)
Policy loans	(611)	(15,369)
Allowance for mortgage and premium finance loan losses	36,054	(5)
Recoverable from reinsurers	(12,436)	(56,250)
Agents' balances and due premiums	73,696	23,172
Other assets	(1,172,844)	(1,471,311)
Future policy benefits	2,288,894	2,088,374
Policy claims	(106,104)	201,999
Other policy liabilities	(50,218)	93,109
Other liabilities	721,756	(996,680)
Net cash provided by operating activities	3,928,276	1,006,770

Investing activities
Purchases of fixed maturity securities	(17,407,413)	(23,432,839)
Maturities of fixed maturity securities	2,841,000	1,678,000
Sales of fixed maturity securities	7,964,866	7,833,967
Purchases of equity securities	(16,780)	(616,594)
Sales of equity securities	97,975	1,114,426
Purchases of mortgage loans	(10,643,970)	(9,143,326)
Collections on mortgage loans	2,323,743	899,180
Purchases of other long-term investments	(4,555,915)	(11,188,607)
Collections on other long-term investments	3,971,245	2,691,809
Loans made for premiums financed	-	(934,095)
Loans repaid for premiums financed	149,828	1,695,444
Sales of real estate	180,000	512,500
Purchases of real estate	(4,011,307)	-
Sales of furniture and equipment	-	5,000
Purchases of furniture and equipment	(53,995)	-
Net cash used in investing activities	(19,160,723)	(28,885,135)

Financing activities
Policyholders' account deposits	21,776,839	14,732,255
Policyholders' account withdrawals	(6,815,520)	(4,749,799)
Purchases of treasury stock	(45,136)	(648,595)
Proceeds from (used in) public and private stock offerings	(22,772)	1,786,267
Net cash provided by financing activities	14,893,411	11,120,128

Decrease in cash	(339,036)	(16,758,237)
Cash and cash equivalents, beginning of period	10,947,474	27,705,711
Cash and cash equivalents, end of period	$10,608,438	$10,947,474

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures

In 2013, the Company foreclosed on a delinquent note receivable and recovered the former home office building of Southern Insurance Services, LLC that was subsequently sold during the third quarter of 2013. In conjunction with this 2013 transaction, the non-cash impact on investing and finance activities is summarized as follows:

Year Ended December 31, 2013
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

In 2012, the Company issued 378,928 shares in connection with a 5% share dividend payable to the holders of shares of the Company as of March 10, 2012. In conjunction with the 2012 stock dividend, the non-cash impact on investing and financing activities is summarized as follows:

Year Ended December 31, 2012
Fair value of shares issued in connection with the stock dividend (378,928 shares issued in 2012)	$2,841,960
Reduction in accumulated earnings (deficit)	(2,841,960)
Increase in common stock, par value $.01	3,789
Increase in additional paid-in-capital	2,838,171
Change in shareholders' equity	$-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

On August 15, 2012, the Company commenced a private placement of its common stock primarily in the states of Kansas, Missouri and South Dakota. The private placement was for 600,000 shares of the Company’s common stock for $8.50 per share. If all shares would have been sold, the Company would have received $4,335,000 after reduction for estimated offering expenses. This offering was suspended on March 8, 2013 and resulted in gross proceeds of $644,470 from the subscription of 75,820 shares of its common stock and incurred $321,944 in offering costs.

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

TLIC purchased Family Benefit Life Insurance Company (“Family Benefit Life”) on December 28, 2011. Family Benefit Life is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in sixteen states. Family Benefit Life’s current product portfolio consists of whole life, term, accidental death and dismemberment, annuity, endowment and group life insurance products. The products are sold through independent agents in the states of Arizona, Colorado, Kansas, Missouri, Nebraska, New Mexico and Oklahoma. In late 2012, Family Benefit Life was initially licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, Family Benefit Life was initially licensed in Illinois and Pennsylvania.

FTCC was incorporated in 2006, and began operations in January 2007. FTCC provides financing for casualty insurance premiums for individuals and companies and is licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

1.     Organization and Significant Accounting Policies (continued)

The Company’s management decided to focus on the Company’s core life and annuity insurance business and discontinue offering premium finance contracts. Specifically on May 16, 2012, the Company determined and then announced that FTCC would not accept new premium financing contracts after June 30, 2012. FTCC continued to process payments and service all existing premium financing contracts after June 30, 2012 through the duration that the property and casualty premium financing contracts were in force. The Company virtually completed processing and servicing its premium finance operations on June 30, 2013 subject to minor refunds, minor collections of past due accounts and legal matters. The Company incurred minimal costs related to exiting its premium financing operations since resources were redeployed into its growing life and annuity insurance operations.

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

December 31, 2013 and 2012

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

Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income. Mortgage loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated. The Company has established a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow.

Investment real estate is carried at cost less accumulated depreciation. Depreciation on investment real estate is calculated over an estimated useful life of 19 years.

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

December 31, 2013 and 2012

1.     Organization and Significant Accounting Policies (continued)

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

December 31, 2013 and 2012

1.     Organization and Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation or amortization. Office furniture, equipment and computer software is recorded at cost or fair value at acquisition less accumulated depreciation or amortization using the straight-line method over the estimated useful life of the respective assets of three to ten years. Leasehold improvements are recorded at cost and depreciated over the remaining non-cancellable lease term.

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

As of December 31, 2013 and 2012, there was $1,653,087 and $1,230,982, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and Family Benefit Life. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $444,757 in 2014, $419,319 in 2015, $387,194 in 2016, $359,659 in 2017 and $308,631 in 2018.

Other Assets and Other Liabilities

Other assets consist primarily of prepaid expenses, recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable and receivables for securities sold with trade dates and settlement dates in different years. Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payable for securities purchased with trade dates and settlement dates in different years.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.25% to 5.00%. Interest crediting rates for deposit-type liabilities range from 3.00% to 5.25%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

On January 11, 2012, the Company’s Board of Directors approved a 5% common stock dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they held. The dividend was payable to the holders of shares of the Company as of March 10, 2012. Fractional shares were rounded to the nearest whole number of shares. The Company issued 378,928 shares in connection with the stock dividend that resulted in accumulated earnings being charged $2,841,960 with an offsetting credit of $2,841,960 to common stock and additional paid-in capital.

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

December 31, 2013 and 2012

1.     Organization and Significant Accounting Policies (continued)

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2013 and 2012 were 7,852,014 and 7,883,901 respectively. These weighted average shares reflect the retrospective adjustment for the impact of the 5% stock dividend declared by the Company on January 11, 2012 and payable to holders of shares of the Company as of March 10, 2012.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2013 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of operations or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2013 and 2012 are summarized as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government and U.S. government agencies	$3,163,203	$177,700	$285,282	$3,055,621
States and political subdivisions	209,495	601	9,698	200,398
Residential mortgage-backed securities	86,022	62,588	-	148,610
Corporate bonds	89,683,844	3,332,305	1,262,513	91,753,636
Foreign bonds	5,076,259	234,153	38,966	5,271,446
Total fixed maturity securities	98,218,823	3,807,347	1,596,459	100,429,711

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities
Mutual funds	68,808	15,759	-	84,567
Corporate preferred stock	347,905	21,752	32,605	337,052
Corporate common stock	150,984	144,830	-	295,814
Total equity securities	567,697	182,341	32,605	717,433
Total fixed maturity and equity securities	$98,786,520	$3,989,688	$1,629,064	$101,147,144

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,577,074	$256,628	$5,769	$2,827,933
States and political subdivisions	264,854	1,970	4,539	262,285
Residential mortgage-backed securities	107,229	67,890	-	175,119
Corporate bonds	84,325,622	6,578,982	83,812	90,820,792
Foreign bonds	4,268,529	344,630	39,491	4,573,668
Total fixed maturity securities	91,543,308	7,250,100	133,611	98,659,797

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities
Mutual funds	162,447	40,795	-	203,242
Corporate preferred stock	347,905	24,415	-	372,320
Corporate common stock	185,494	82,441	-	267,935
Total equity securities	695,846	147,651	-	843,497
Total fixed maturity and equity securities	$92,239,154	$7,397,751	$133,611	$99,503,294

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2013 and 2012 are summarized as follows:

December 31, 2013	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,144,718	$285,282	3
States and political subdivisions	97,934	9,698	1
Corporate bonds	31,495,624	1,225,816	141
Foreign bonds	1,364,449	38,966	5
Total less than 12 months	34,102,725	1,559,762	150
More than 12 months
Corporate bonds	531,683	36,697	4
Total more than 12 months	531,683	36,697	4
Total fixed maturity securities	34,634,408	1,596,459	154
Equity securities
Less than 12 months
Corporate preferred stock	185,840	32,605	3
Total equity securities	185,840	32,605	3
Total fixed maturity and equity securities	$34,820,248	$1,629,064	157

December 31, 2012	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$594,232	$5,769	1
States and political subdivisions	104,243	4,539	1
Corporate bonds	5,772,021	83,812	28
Foreign bonds	916,406	39,491	5
Total fixed maturity securities	$7,386,902	$133,611	35

As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 77%. As of December 31, 2012, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 93%.

Fixed maturity securities were 96% and 95% investment grade as rated by Standard & Poor’s as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, all of the above equity securities had a fair value to cost ratio equal to or greater than 78%.

There were no equity securities in an unrealized loss position as of December 31, 2012.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Based on management’s review, an equity security with a carrying value of $42,500 was deemed to be fully impaired in fourth quarter 2013 with the decrease in value reported as a realized loss. The Company experienced no other-than-temporary impairments during the year ended December 31, 2012.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012
Unrealized appreciation on available-for-sale securities	$2,360,624	$7,264,140
Adjustment to deferred acquisition costs	(12,927)	(38,299)
Deferred income taxes	(469,540)	(1,445,171)
Net unrealized appreciation on available-for-sale securities	$1,878,157	$5,780,670

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2013, by contractual maturity, are summarized as follows:

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$6,928,621	$7,105,701
Due in one year through five years	33,186,100	35,036,112
Due after five years through ten years	46,779,589	47,441,338
Due after ten years	11,238,491	10,697,950
Due at multiple maturity dates	86,022	148,610
	$98,218,823	$100,429,711

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2013	2012	2013	2012	2013	2012	2013	2012
Proceeds	$10,805,866	$9,511,967	$97,975	$1,114,426	$2,323,743	$-	$180,000	$512,500
Gross realized gains	925,571	240,255	3	442,737	264,396	-	-	75,832
Gross realized losses	(10,562)	(11,935)	(46,957)	-	-	-	-	-
Other income	-	-	-	-	-	-	3,047	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2013 and 2012 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale and mortgage loans on real estate and investment real estate for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(4,905,601)	$4,193,385
Equity securities	2,085	(301)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	915,009	228,320
Equity securities	(46,954)	442,737
Mortgage loans on real estate	264,396	-
Investment real estate	-	75,832

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,901,937	9.95%	$2,043,825	19.59%
Office buildings	212,451	1.11%	223,735	2.14%
Total commercial mortgage loans	$2,114,388	11.06%	$2,267,560	21.73%
Residential mortgage loans	17,010,481	88.94%	8,168,216	78.27%
Total mortgage loans	$19,124,869	100.00%	$10,435,776	100.00%

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
Georgia	$3,947,488	20.64%	$1,960,384	18.79%
Texas	3,619,103	18.92%	1,076,014	10.31%
California	2,140,098	11.19%	995,025	9.53%
Missouri	1,819,599	9.51%	1,381,279	13.24%
Colorado	1,312,331	6.86%	1,089,059	10.44%
Florida	1,241,883	6.49%	940,363	9.01%
New York	714,142	3.73%	739,884	7.09%
Washington	482,120	2.52%	-	0.00%
Michigan	448,244	2.34%	311,173	2.98%
Arizona	324,720	1.70%	337,179	3.23%
North Carolina	305,712	1.60%	-	0.00%
Utah	285,120	1.49%	295,556	2.83%
Louisiana	268,095	1.40%	181,357	1.74%
Connecticut	254,288	1.33%	-	0.00%
Pennsylvania	253,326	1.32%	268,040	2.57%
Indiana	249,120	1.30%	-	0.00%
Tennessee	219,758	1.15%	-	0.00%
Kentucky	216,690	1.13%	109,748	1.05%
Massachusetts	-	0.00%	206,665	1.98%
All other states	1,023,032	5.38%	544,050	5.21%
	$19,124,869	100.00%	$10,435,776	100.00%

There were two loans more than 90 days past due as of December 31, 2013 with remaining principal balances of $86,861. There was one loan more than 90 days past due as of December 31, 2012 with a remaining principal balance of $141,150. There were no mortgage loans in default as of December 31, 2013 and 2012. There was an allowance for losses established in 2013 that aggregated $58,195 as of December 31, 2013. As of December 31, 2013, $201,936 of cash and $203,841 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments (continued)

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-half of this land. In addition, through September 30, 2012, Family Benefit Life owned one and one-half acres of land located in Jefferson City, Missouri with two buildings located on one acre of the land. These two buildings were sold in October 2012. In late 2013, the Company purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot retail building on approximately 8% of this land. Also in late 2013, the Company purchased another acre of land in Norman, Oklahoma that included a 9,100 square foot retail building on approximately 18% of this land.

The Company’s investment real estate as of December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Land	$1,453,135	$895,968
Buildings	5,688,816	2,411,629
Less - accumulated depreciation	(609,980)	(448,832)
Buildings net of accumulated depreciation	5,078,836	1,962,797
Investment real estate, net of accumulated depreciation	$6,531,971	$2,858,765

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $21,763,648 and $19,560,794 as of December 31, 2013 and 2012, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2013 are summarized as follows:

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$3,671,560	$3,713,886
Due in one year through five years	9,713,960	10,439,713
Due in five years through ten years	5,891,077	7,098,060
Due after ten years	2,487,051	3,477,051
	$21,763,648	$24,728,710

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2.     Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	Percentage	Amount	Percentage
New York	$10,765,595	49.46%	$9,001,771	46.01%
Massachusetts	3,856,116	17.72%	3,568,563	18.24%
Texas	1,330,004	6.11%	1,302,576	6.66%
Georgia	995,151	4.57%	1,066,346	5.45%
California	896,920	4.12%	952,335	4.87%
Connecticut	615,310	2.83%	648,779	3.32%
Illinois	601,146	2.76%	571,755	2.92%
Pennsylvania	441,042	2.03%	507,649	2.60%
Michigan	343,241	1.58%	353,487	1.81%
Virginia	339,605	1.56%	492,241	2.52%
Ohio	332,943	1.53%	365,412	1.87%
Maine	327,705	1.51%	-	0.00%
Washington	321,954	1.48%	-	0.00%
Florida	213,941	0.98%	250,085	1.28%
Arizona	145,297	0.67%	132,254	0.68%
Indiana	137,698	0.63%	227,634	1.16%
Kentucky	99,980	0.46%	119,907	0.61%
	$21,763,648	100.00%	$19,560,794	100.00%

Major categories of net investment income for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012

Fixed maturity securities	$4,426,063	$4,194,409
Equity securities	35,413	49,235
Other long-term investments	1,635,788	1,188,323
Mortgage loans	1,150,498	544,567
Policy loans	100,512	100,120
Real estate	375,290	370,620
Short-term and other investments	94,759	21,939
Gross investment income	7,818,323	6,469,213

Investment expenses	(791,317)	(548,935)
Net investment income	$7,027,006	$5,920,278

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012 is summarized as follows:

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,055,621	$-	$3,055,621
States and political subdivisions	-	200,398	-	200,398
Residential mortgage-backed securities	-	148,610	-	148,610
Corporate bonds	-	91,753,636	-	91,753,636
Foreign bonds	-	5,271,446	-	5,271,446
Total fixed maturity securities	$-	$100,429,711	$-	$100,429,711

Equity securities, available-for-sale
Mutual funds	$-	$84,567	$-	$84,567
Corporate preferred stock	81,540	255,512	-	337,052
Corporate common stock	277,814	-	18,000	295,814
Total equity securities	$359,354	$340,079	$18,000	$717,433

December 31, 2012	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,827,933	$-	$2,827,933
States and political subdivisions	-	262,285	-	262,285
Residential mortgage-backed securities	-	175,119	-	175,119
Corporate bonds	-	90,820,792	-	90,820,792
Foreign bonds	-	4,573,668	-	4,573,668
Total fixed maturity securities	$-	$98,659,797	$-	$98,659,797

Equity securities, available-for-sale
Mutual funds	$-	$203,242	$-	$203,242
Corporate preferred stock	-	372,320	-	372,320
Corporate common stock	215,435	-	52,500	267,935
Total equity securities	$215,435	$575,562	$52,500	$843,497

As of December 31, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2013, one private placement common stock was purchased. In addition, a private placement equity security with a carrying value of $42,500 was deemed to be fully impaired in the fourth quarter of 2013 with the decrease in value reported as a realized loss. During 2012, one private placement common stock was sold and another was purchased.

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

December 31, 2013 and 2012

3.     Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and equity securities available-for-sale are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government and U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds and foreign bonds.

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of December 31, 2013.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012

Beginning balance	$52,500	$77,500
Purchases	8,000	10,000
Sales	-	(35,000)
Impairment	(42,500)	-
Ending balance	$18,000	$52,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2013 and 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,114,388	$2,169,618	$-	$-	$2,169,618
Residential	17,010,481	17,758,414	-	-	17,758,414
Policy loans	1,488,646	1,488,646	-	-	1,488,646
Other long-term investments	21,763,648	24,728,710	-	-	24,728,710
Cash and cash equivalents	10,608,438	10,608,438	10,608,438	-	-
Accrued investment income	1,558,153	1,558,153	-	-	1,558,153
Loans from premium financing	133,386	133,386	-	-	133,386
Total financial assets	$54,677,140	$58,445,365	$10,608,438	$-	$47,836,927
Financial liabilities
Policyholders' account balances	$113,750,681	$96,709,910	$-	$-	$95,395,372
Policy claims	611,417	611,417	-	-	611,417
Total financial liabilities	$114,362,098	$96,006,789	$-	$-	$96,006,789

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,267,560	$2,330,004	$-	$-	$2,330,004
Residential	8,168,216	8,177,697	-	-	8,177,697
Policy loans	1,488,035	1,488,035	-	-	1,488,035
Other long-term investments	19,560,794	23,168,994	-	-	23,168,994
Cash and cash equivalents	10,947,474	10,947,474	10,947,474	-	-
Accrued investment income	1,417,218	1,417,218	-	-	1,417,218
Loans from premium financing	261,072	261,072	-	-	261,072
Total financial assets	$44,110,369	$47,790,494	$10,947,474	$-	$36,843,020
Financial liabilities
Policyholders' account balances	$95,043,370	$91,013,971	$-	$-	$91,013,971
Policy claims	717,521	717,521	-	-	717,521
Total financial liabilities	$95,760,891	$91,731,492	$-	$-	$91,731,492

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread. For commercial mortgage loans, the discount rate used was assumed to be the interest rate on the last commercial mortgage acquired by the Company.

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

Loans from Premium Financing

The carrying value of loans from premium financing is net of unearned interest and any estimated loan losses and approximates fair value. Unearned interest was $1,389 as of December 31, 2012. Estimated loan losses were $206,858 and $228,999 as of December 31, 2013 and 2012, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

4.     Special Deposits

TLIC and Family Benefit Life are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2013 and 2012, these required deposits had amortized costs that totaled $3,220,853 and $3,981,060, respectively. As of December 31, 2013 and 2012, these required deposits had fair values that totaled $3,097,372 and $4,219,334, respectively.

5.     Loans from Premium Financing

Through June 30, 2012, the Company financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing are carried net of unearned interest and any estimated loan losses.

Unearned interest was $1,389 as of December 31, 2012. Allowances for loan losses were $206,858 and $228,999 as of December 31, 2013 and 2012, respectively.

The balances of and changes in the company’s credit losses related to loans from premium financing as of and for the years ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Allowance at beginning of period	$228,999	$229,004
Decreases credited to operations	(22,141)	(5)
Allowance at end of period	$206,858	$228,999

6.     Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Balance, beginning of year	$7,028,820	$5,251,999
Capitalization of commissions, sales and issue expenses	1,950,072	2,302,070
Amortization	(831,637)	(512,546)
Deferred acquisition costs allocated to investments	25,372	(12,703)
Balance, end of year	$8,172,627	$7,028,820

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

7.     Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or Family Benefit Life. TLIC and Family Benefit Life are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2013, TLIC and Family Benefit Life filed a combined life insurance company 2012 federal tax return and intend to also file a combined life insurance company 2013 federal tax return for TLIC and Family Benefit Life in 2014. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The components of total income tax expense (benefit) for the years ended December 31, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012
Current tax expense	$100,820	$273,054
Deferred tax expense (benefit)	217,932	(417,122)
Total income tax expense (benefit)	$318,752	$(144,068)

A reconciliation of federal income tax expense (benefit) computed by applying the federal income tax rate of 35% to income before federal income tax expense for the years ended December 31, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
	2013	2012
Expected tax expense	$422,826	$335,235
Small life insurance company deduction	(869,387)	(330,860)
Increase in valuation allowance	199,450	203,219
Adjustment of prior years' taxes	(273,053)	-
Net operating loss carryforward adjustment prior years	409,978	-
Alternative Minimum Tax carryforward adjustment prior years	246,246	(91,478)
Capital loss carryforward adjustment prior years	240,482	-
Difference in book versus tax basis of available-for-sale fixed maturity securities	-	(199,626)
Other	(57,790)	(60,558)
Total income tax expense (benefit)	$318,752	$(144,068)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

7.     Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
Deferred tax liabilities:
Net unrealized investment gains	$469,540	$1,445,171
Available-for-sale fixed maturity securities	677,135	809,542
Deferred policy acquisition costs	1,218,058	1,027,500
Reinsurance recoverable	237,596	236,482
Investment real estate	34,165	33,780
Other long-term investments	12,230	16,305
Value of insurance business acquired	1,417,358	1,501,779
Property and equipment	427	409
Due premiums	17,400	19,183
Accrued liabilities	-	117,448
Accrued investment income	141	-
Mortgage loans	41,360	32,513
Other	156	13
Total deferred tax liabilities	4,125,566	5,240,125
Deferred tax assets:
Policyholders' account balances and future policy benefits	1,065,020	827,794
Policy claims	25,356	28,485
Accrued investment income	-	4,603
Accrued liabilities	5,464	-
Available-for-sale equity securities	70,191	51,906
Alternative minimum tax carryforward	166,467	236,328
Net operating loss carryforward	2,283,073	2,511,188
Net capital loss carryforward	14,450	127,675
Other	2,915	2,367
Total deferred tax assets	3,632,936	3,790,346
Valuation allowance	(2,051,195)	(1,851,745)
Net deferred tax assets	1,581,741	1,938,601
Net deferred tax liabilities	$2,543,825	$3,301,524

FTFC has net operating loss carry forwards of approximately $5,990,000 expiring in 2019 through 2028. FTFC has capital loss carry forwards of approximately $42,500 expiring in 2018. TLIC has net operating loss carry forwards of approximately $1,232,000, expiring in 2018 through 2026. Net operating loss carry forwards of $521,000 (included in the TLIC amount above), expiring in 2018 through 2023, remain from the acquisition of FLAC. The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2010 through 2013 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

8.     Reinsurance

TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $55,000 for individual life insurance with Investors Heritage Life Insurance Company, Munich American Reassurance Company, Optimum Re Insurance Company and Wilton Reassurance Company.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re Insurance Company, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re Insurance Company’s retention on business ceded to Optimum Re Insurance Company by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

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

Family Benefit Life also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. Family Benefit Life reinsures initial amounts of risk on any one life in excess of $50,000 for individual life insurance with Optimum Re Insurance Company. Family Benefit Life also reinsures its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re Insurance Company.

Family Benefit Life participated in the Servicemembers’ Group Life Insurance Pool, administered by Prudential Life Insurance Company, in which it assumed group life insurance on a percentage based on the total inforce amount of participating companies.  The group plan permitted conversion to permanent insurance with the initial face amount reinsured with the Office of Servicemembers’ Group Life Insurance. Family Benefit Life cancelled its participation in 2013.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and Family Benefit Life remain primarily liable for the entire amount at risk.

Reinsurance assumed and ceded amounts for TLIC and Family Benefit Life for 2013 and 2012 are summarized as follows:

	2013	2012
Premiums assumed	$234,902	$371,518
Commissions and expense allowances	76	(16)
Benefits assumed	114,017	489,344
Reserve credits assumed	55,070	53,397
In force amount assumed	21,456,751	414,183,269

Premiums ceded	426,959	470,187
Commissions and expense allowances	19,275	21,125
Benefits ceded	476,979	216,895
Reserve credits ceded	988,116	958,570
In force amount ceded	63,109,819	71,962,540

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

9.     Property and Equipment

Property and equipment as of December 31, 2013 and 2012 is summarized as follows:

	December 31, 2013	December 31, 2012
Total property and equipment	$326,258	$272,263
Less - accumulated depreciation	(195,971)	(147,705)
Property and equipment net of accumulated depreciation	$130,287	$124,558

10.     Leases

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010. Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015. The Company incurred rent expense of $76,192 and $76,136 for the years ended December 31, 2013 and 2012, respectively, under this lease and other minor leases. The terms of the lease have the lessor responsible for paying real estate taxes, building insurance and building and ground maintenance subject to the lessor’s rights to assess the lessee for increases in these expenses compared to the base year of 2011. The Company received a $120,000 leasehold improvement allowance from the lessor that is being amortized over the non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2013 and 2012. Future minimum lease payments to be paid under non-cancellable lease agreements are $94,764 for 2014 and $71,073 in 2015.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years. The terms of the lease have the lessor responsible for paying real estate taxes, building insurance and building and ground maintenance subject to the lessor’s rights to assess the lessee for increases in these expenses compared to the base year of 2010. The monthly lease payments are as follows: $9,130 in 2012 and $9,371 in 2013 and 2014.

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on July 1, 2011 to run through June 30, 2016. Beginning July 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease have the lessor responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease agreement calls for minimum monthly base lease payments of $17,535.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building. The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on August 15, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The terms of the lease have the lessor responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana and a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,393,687. The building is leased through October 31, 2027 with future lease extentions on November 1, 2017 and November 1, 2022 through October 31, 2022 and October 31, 2027, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016 and $15,331 in 2017.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

10.     Leases (continued)

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma, and a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,481,500. The building is leased through August 31, 2028 with future lease extensions on September 1, 2018 and September 1, 2023 through August 31, 2023 and August 31, 2028, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2018.

The future minimum lease payments to be received under the above non-cancellable lease agreements are $632,052, $509,840, $382,506, $249,358 and $64,032 for the years 2014 through 2018, respectively.

Family Benefit Life owned approximately one and one-half acres of land located in Jefferson City, Missouri. A 6,100 square foot building (serving as Family Benefit Life’s headquarters) and a 2,200 square foot building (leased to a third party) are on one acre of this land and the other half acre is held for sale. In October 2012, both of the buildings and the related land were sold.

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

The statutory net income for TLIC amounted to $1,319,748 and $1,327,798 for the years ended December 31, 2013 and 2012, respectively. The statutory capital and surplus of TLIC was $7,484,026 and $5,277,775 as of December 31, 2013 and 2012, respectively. The statutory net income for Family Benefit Life amounted to $1,109,125 and $1,107,135 for the years ended December 31, 2013 and 2012, respectively. The statutory capital and surplus of Family Benefit Life was $11,473,143 and $10,479,574 as of December 31, 2013 and 2012, respectively.

TLIC is subject to Oklahoma laws and Family Benefit Life is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,283,361 in 2014 without prior approval. In addition, based on those limitations, there is the capacity for Family Benefit Life to pay a dividend up to $976,941 in 2014 without prior approval. Family Benefit Life paid dividends of $850,000 and $1,515,975 to TLIC in 2013 and 2012, respectively. These dividends are eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

12.     Segment Data

The Company has a life insurance segment, consisting of the operations of TLIC and Family Benefit Life, and a premium financing segment, consisting of the operations of FTCC and SIS. Results for the parent company, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of and for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31,
	2013	2012
Revenues:
Life and annuity insurance operations	$15,879,190	$14,275,397
Premium finance operations	44,145	102,734
Corporate operations	224,898	430,389
Total	$16,148,233	$14,808,520
Income (loss) before income taxes:
Life and annuity insurance operations	$1,881,079	$1,332,546
Premium finance operations	(328,605)	(224,951)
Corporate operations	(344,399)	(149,782)
Total	$1,208,075	$957,813
Depreciation and amortization expense:
Life and annuity insurance operations	$1,476,757	$1,112,688
Premium finance operations	3,723	3,692
Corporate operations	19,187	15,106
Total	$1,499,667	$1,131,486

	December 31,
	2013	2012
Assets:
Life and annuity insurance operations	$176,655,399	$158,151,031
Premium finance operations	449,649	979,390
Corporate operations	6,068,111	6,319,896
Total	$183,173,159	$165,450,317

13.     Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $2,576,504 as of December 31, 2013. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts. The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

14.     Contingent Liabilities

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the "Defendants").  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the Oklahoma Insurance Department and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the Oklahoma Insurance Department that it would take no action and also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.

It is the Company’s intention to vigorously prosecute this action against the Defendants for damages and for the correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

Prior to its acquisition by TLIC, Family Benefit Life developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, Family Benefit Life’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, three individuals who owned Decreasing Term to 95 policies filed a Petition in the Circuit Court of Greene County, Missouri asserting claims against Family Benefit Life relating to Family Benefit Life’s decision to not provide a dividend under the Decreasing Term to 95 policies.

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that Family Benefit Life breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act. It alleges that during its sale of the Decreasing Term to 95 policies, Family Benefit Life represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. Family Benefit Life denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

Guaranty fund assessments may be taken as a credit against premium taxes over a five-year period. These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.

15.     Related Party Transactions

During 2012, the Company repurchased 185,313 shares of its common stock from former members of the Board of Directors at a cost of $648,595. During 2013, the Company repurchased 12,896 shares of its common stock for $45,136 from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

16.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31, 2013 and 2012
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(3,016,851)	20,298	(2,996,553)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	(905,960)	-	(905,960)
Other comprehensive loss	(3,922,811)	20,298	(3,902,513)
Balance as of December 31, 2013	$1,888,498	$(10,341)	$1,878,157

Balance as of January 1, 2012	$2,718,885	$(22,661)	$2,696,224
Other comprehensive income before reclassifications, net of tax	3,644,902	(7,978)	3,636,924
Less amounts reclassified from accumulated other comprehensive income, net of tax	(552,478)	-	(552,478)
Other comprehensive income	3,092,424	(7,978)	3,084,446
Balance as of December 31, 2012	$5,811,309	$(30,639)	$5,780,670

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the years ended December 31, 2013 and 2012 are summarized as follows:

	Year Ended December 31, 2013
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,771,065)	$(754,214)	$(3,016,851)
Reclassification adjustment for gains included in income	(1,132,451)	(226,491)	(905,960)
Net unrealized losses on investments	(4,903,516)	(980,705)	(3,922,811)
Adjustment to deferred acquisition costs	25,372	5,074	20,298
Total other comprehensive loss	$(4,878,144)	$(975,631)	$(3,902,513)

	Year Ended December 31, 2012
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,939,973	$1,295,071	$3,644,902
Reclassification adjustment for gains included in income	(746,889)	(194,411)	(552,478)
Net unrealized gains on investments	4,193,084	1,100,660	3,092,424
Adjustment to deferred acquisition costs	(12,703)	(4,725)	(7,978)
Total other comprehensive income	$4,180,381	$1,095,935	$3,084,446

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

16.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2013	2012
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$1,132,451	$746,889
Income tax expenses (b)	226,491	194,411
Total reclassification adjustments	$905,960	$552,478

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2013.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2014 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date	March 14, 2014	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date	March 14, 2014	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date	March 14, 2014
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date	March 14, 2014
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date	March 14, 2014
Bill H. Hill, Director

By	/s/ Will W. Klein	Date	March 14, 2014
Will W. Klein, Director

By	/s/ Charles W, Owens	Date	March 14, 2014
Charles W. Owens, Director

By	/s/ George E. Peintner	Date	March 14, 2014
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date	March 14, 2014
Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

5.2	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 2011.

5.3	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 30, 2012.

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

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.16 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference as Exhibit 10.17 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.18 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.19	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2012, incorporated by reference as Exhibit 10.19 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.20	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.21	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.22	Employment Agreement of William S. Lay, dated December 12, 2013, incorporated by reference as Exhibit 10.22 of the Company’s Current Report on Form 8-K filed December 12, 2013.

17.1	Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.1 of the Company’s Current Report on Form 8-K filed August 9, 2012.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

17.2

Addendum 1 dated August 9. 2012 to Resignation Letter of Board of Director Member Shannon B. Young dated August 4, 2012, incorporated by reference as Exhibit 17.2 of the Company’s Current Report on Form 8-K/A filed August 10, 2012.

17.3

Addendum 2 dated August 10, 2012 to Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.3 of the Company’s Current Report on Form 8-K/A filed August 10, 2012.

17.4

Resignation Letter of Board of Director Member G. Wayne Pettigrew dated April 8, 2013 (received by mail on April 10, 2013), incorporated by reference as Exhibit 17.4 of the Company’s Current Report on Form 8-K filed April 15, 2013.

17.5

Addendum dated April 16, 2013 to Resignation Letter of Board of Director Member G. Wayne Pettigrew dated April 8, 2013 (received by mail on April 10, 2013), incorporated by reference as Exhibit 17.5 of the Company’s Current Report on Form 8-K/A filed April 17, 2013.

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

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 filed March 31, 2011.

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

23.6	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.6 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form S-1 filed March 30, 2012.

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

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

* Filed herewith

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