Form 10-Q
period 2014-03-31
First Trinity Financial CORP
filed 2014-05-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2014

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 12, 2014: 7,831,934 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Consolidated Financial Statements

Consolidated Statements of Financial Position as of March 31, 2014 (Unaudited) and December 31, 2013		3

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)		4

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (Unaudited)		5

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2014 and 2013 (Unaudited)		6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)		7

Notes to Consolidated Financial Statements (Unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		46

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $102,933,909 as of March 31, 2014 and $98,218,823 as of December 31, 2013)	$106,507,799	$100,429,711
Available-for-sale equity securities at fair value (cost: $569,927 as of March 31, 2014 and $567,697 as of December 31, 2013)	715,081	717,433
Mortgage loans on real estate	23,187,509	19,124,869
Investment real estate	9,259,216	6,531,971
Policy loans	1,515,681	1,488,646
Other long-term investments	23,258,295	21,763,648
Total investments	164,443,581	150,056,278
Cash and cash equivalents	9,802,871	10,608,438
Accrued investment income	1,602,567	1,558,153
Recoverable from reinsurers	1,206,416	1,200,807
Agents' balances and due premiums	277,006	285,033
Deferred policy acquisition costs	8,409,997	8,172,627
Value of insurance business acquired	6,980,936	7,086,790
Property and equipment, net	117,373	130,287
Other assets	3,447,464	4,074,746
Total assets	$196,288,211	$183,173,159
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$120,703,388	$113,750,681
Future policy benefits	33,974,561	33,354,454
Policy claims	618,698	611,417
Other policy liabilities	86,691	89,504
Total policy liabilities	155,383,338	147,806,056
Notes payable	4,076,473	-
Deferred federal income taxes	2,785,695	2,543,825
Other liabilities	2,159,409	2,182,264
Total liabilities	164,404,915	152,532,145
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, and 8,050,193 issued as of March 31, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of March 31, 2014 and December 31, 2013, respectively)	80,502	80,502
Additional paid-in capital	28,684,748	28,684,748
Treasury stock, at cost (218,259 and 198,209 shares as of March 31, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)
Accumulated other comprehensive income	2,957,285	1,878,157
Accumulated earnings	934,492	691,338
Total shareholders' equity	31,883,296	30,641,014
Total liabilities and shareholders' equity	$196,288,211	$183,173,159

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Premiums	$2,009,983	$1,927,550
Net investment income	1,970,808	1,651,623
Net realized investment gains	296,565	149,269
Other income	13,312	3,019
Total revenues	4,290,668	3,731,461
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	619,972	590,691
Death benefits	722,449	493,866
Surrenders	91,446	129,036
Interest credited to policyholders	1,022,210	903,040
Dividend, endowment and supplementary life contract benefits	66,210	52,830
Total benefits and claims	2,522,287	2,169,463
Policy acquisition costs deferred	(528,162)	(641,535)
Amortization of deferred policy acquisition costs	281,282	257,538
Amortization of value of insurance business acquired	105,854	94,844
Commissions	510,450	518,642
Other underwriting, insurance and acquisition expenses	1,133,459	982,381
Total expenses	1,502,883	1,211,870
Total benefits, claims and expenses	4,025,170	3,381,333
Income before total federal income tax expense (benefit)	265,498	350,128
Current federal income tax expense	50,259	47,524
Deferred federal income tax benefit	(27,915)	(78,388)
Total federal income tax expense (benefit)	22,344	(30,864)
Net income	$243,154	$380,992
Net income per common share basic and diluted	$0.03	$0.05

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$243,154	$380,992
Other comprehensive income
Total net unrealized gains arising during the period	1,654,985	341,411
Less net realized investment gains	296,565	149,269
Net unrealized gains	1,358,420	192,142
Less adjustment to deferred acquisition costs	9,510	516
Other comprehensive income before income tax expense	1,348,910	191,626
Income tax expense	269,782	38,325
Total other comprehensive income	1,079,128	153,301
Total comprehensive income	$1,322,282	$534,293

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	2,837	-	-	-	2,965
Repurchase of common stock	-	-	(45,137)	-	-	(45,137)
Comprehensive income:
Net income	-	-	-	-	380,992	380,992
Other comprehensive income	-	-	-	153,301	-	153,301
Balance as of March 31, 2013	$80,502	$28,710,485	$(693,732)	$5,933,971	$183,007	$34,214,233

Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	243,154	243,154
Other comprehensive income	-	-	-	1,079,128	-	1,079,128
Balance as of March 31, 2014	$80,502	$28,684,748	$(773,731)	$2,957,285	$934,492	$31,883,296

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$243,154	$380,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	103,524	51,974
Accretion of discount on investments	(221,043)	(209,431)
Net realized investment gains	(296,565)	(149,269)
Amortization of policy acquisition cost	281,282	257,538
Policy acquisition cost deferred	(528,162)	(641,535)
Mortgage loan origination fees deferred	(21,500)	(48,031)
Amortization of loan origination fees	17,923	11,438
Amortization of value of insurance business acquired	105,854	94,844
Provision for deferred federal income tax benefit	(27,915)	(78,388)
Interest credited to policyholders	1,022,210	903,040
Change in assets and liabilities:
Accrued investment income	(44,414)	(34,093)
Policy loans	(27,035)	(10,380)
Allowance for mortgage and premium finance loan losses	17,603	46,371
Recoverable from reinsurers	(5,609)	(91,458)
Agents' balances and due premiums	8,027	(14,660)
Other assets	627,282	(185,324)
Future policy benefits	620,107	602,399
Policy claims	7,281	(105,498)
Other policy liabilities	(2,813)	(42,858)
Other liabilities	(22,855)	(35,419)
Net cash provided by operating activities	1,856,336	702,252

Investing activities
Purchases of fixed maturity securities	(8,075,994)	(6,649,734)
Maturities of fixed maturity securities	1,487,000	825,000
Sales of fixed maturity securities	1,943,330	962,518
Purchases of equity securities	(2,230)	(2,134)
Purchases of mortgage loans	(4,753,722)	(2,866,116)
Payments on mortgage loans	709,836	689,827
Purchases of other long-term investments	(1,837,619)	(3,697,065)
Payments on other long-term investments	758,383	937,922
Loans repaid for premiums financed	-	125,429
Purchases of real estate	(2,817,857)	-
Purchases of furniture and equipment	-	(40,435)
Net cash used in investing activities	(12,588,873)	(9,714,788)

Financing activities
Policyholders' account deposits	8,031,177	5,573,147
Policyholders' account withdrawals	(2,100,680)	(1,664,367)
Purchases of treasury stock	(80,000)	(45,137)
Proceeds from issuance of notes payable	4,076,473	-
Proceeds from stock offerings	-	2,965
Net cash provided by financing activities	9,926,970	3,866,608

Decrease in cash	(805,567)	(5,145,928)
Cash and cash equivalents, beginning of period	10,608,438	10,947,474
Cash and cash equivalents, end of period	$9,802,871	$5,801,546

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.     Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”) , First Trinity Capital Corporation (“FTCC”) and Southern Insurance Services, LLC (“SIS”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas and West Virginia.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC currently has no operations other than minor premium refunds and collections of past due accounts and accounts involved in litigation. The Company also owns 100% of SIS, a limited liability company acquired in 2009 that operated as a property and casualty insurance agency but currently has no operations.

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from three public stock offerings from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of March 31, 2014 to $934,492, as shown in the accumulated earnings caption in the March 31, 2014 consolidated statement of financial position.

The Company has also purchased 218,259 shares of treasury stock at a cost of $773,731 from former members of the Board of Directors, a former agent and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

Acquisition of Other Companies

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation (“FLAC”) from an unaffiliated company. The acquisition of FLAC was accounted for as a purchase. The aggregate purchase price for FLAC was approximately $2,695,000 (including direct cost associated with the acquisition of approximately $195,000). The acquisition of FLAC was financed with the working capital of FTFC. On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable quarterly, that was approved by the Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.     Organization and Significant Accounting Policies (continued)

On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC”) and FLAC, were merged, with FLAC being the surviving company. Immediately following the merger, FLAC changed its name to TLIC.”

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of FBLIC from FBLIC’s shareholders. The acquisition of FBLIC was accounted for as a purchase. The aggregate purchase price for the acquisition of FBLIC was $13,855,129. The acquisition of FBLIC was financed with the working capital of TLIC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2013.

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

Subsequent Events

Management has evaluated all events subsequent to March 31, 2014 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

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

Future Application of Accounting Standards

The Company is currently required to prepare its financial statements in accordance with U.S. GAAP, as promulgated by the FASB. During the last several years, the Securities and Exchange Commission (“SEC”) has been evaluating whether, when and how International Financial Reporting Standards (“IFRS”) should be incorporated into the U.S. financial reporting system. Before making a decision, the SEC set forth a work plan to evaluate the remaining differences between GAAP and IFRS, determine whether IFRS represent high quality standards, consider how the International Accounting Standards Board (“IASB”) is funded and its governance structure and examine the variations in the way IFRS was applied by various foreign companies that file financial statements with the SEC. In July 2012, the SEC staff issued a final report on the SEC work plan which concluded that IFRS provided high quality accounting standards, but also indicated concerns with funding, consistency of application and enforcement of IFRS globally. The report did not give a recommendation to the SEC on whether, when and how IFRS should be incorporated into the U.S. financial reporting system. In addition, the SEC has not indicated a timeline for further consideration of incorporating IFRS.

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

March 31, 2014

 (Unaudited)

1.     Organization and Significant Accounting Policies (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014 (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government and U.S. government agencies	$3,172,218	$170,315	$209,679	$3,132,854
States and political subdivisions	208,514	563	9,407	199,670
Residential mortgage-backed securities	80,477	60,767	-	141,244
Corporate bonds	89,108,143	3,436,978	539,786	92,005,335
Foreign bonds	10,364,557	682,672	18,533	11,028,696
Total fixed maturity securities	102,933,909	4,351,295	777,405	106,507,799

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	71,038	15,159	-	86,197
Corporate preferred stock	347,905	23,540	23,775	347,670
Corporate common stock	150,984	130,230	-	281,214
Total equity securities	569,927	168,929	23,775	715,081
Total fixed maturity and equity securities	$103,503,836	$4,520,224	$801,180	$107,222,880

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
U.S. government and U.S. government agencies	$3,163,203	$177,700	$285,282	$3,055,621
States and political subdivisions	209,495	601	9,698	200,398
Residential mortgage-backed securities	86,022	62,588	-	148,610
Corporate bonds	89,683,844	3,332,305	1,262,513	91,753,636
Foreign bonds	5,076,259	234,153	38,966	5,271,446
Total fixed maturity securities	98,218,823	3,807,347	1,596,459	100,429,711

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	68,808	15,759	-	84,567
Corporate preferred stock	347,905	21,752	32,605	337,052
Corporate common stock	150,984	144,830	-	295,814
Total equity securities	567,697	182,341	32,605	717,433
Total fixed maturity and equity securities	$98,786,520	$3,989,688	$1,629,064	$101,147,144

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014 (Unaudited)	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$781,946	$118,054	2
Corporate bonds	17,903,337	492,672	72
Foreign bonds	2,120,370	18,533	8
Total less than 12 months	20,805,653	629,259	82
More than 12 months
U.S. government and U.S. government agencies	438,375	91,625	1
States and political subdivisions	97,934	9,407	1
Corporate bonds	952,033	47,114	7
Total more than 12 months	1,488,342	148,146	9
Total fixed maturity securities	22,293,995	777,405	91
Equity securities
Less than 12 months
Corporate preferred stock	194,670	23,775	3
Total equity securities	194,670	23,775	3
Total fixed maturity and equity securities	$22,488,665	$801,180	94

December 31, 2013	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,144,718	$285,282	3
States and political subdivisions	97,934	9,698	1
Corporate bonds	31,495,624	1,225,816	141
Foreign bonds	1,364,449	38,966	5
Total less than 12 months	34,102,725	1,559,762	150
More than 12 months
Corporate bonds	531,683	36,697	4
Total more than 12 months	531,683	36,697	4
Total fixed maturity securities	34,634,408	1,596,459	154
Equity securities
Less than 12 months
Corporate preferred stock	185,840	32,605	3
Total equity securities	185,840	32,605	3
Total fixed maturity and equity securities	$34,820,248	$1,629,064	157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments (continued)

As of March 31, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 82%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 77%. Fixed maturity securities were 97% and 96% investment grade as rated by Standard & Poor’s as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, all of the above equity securities had a fair value to cost ratio equal to or greater than 85%. As of December 31, 2013, all of the above equity securities had a fair value to cost ratio equal to or greater than 78%.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2014 and the year ended December 31, 2013. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2014 and December 31, 2013, are summarized as follows:

	(Unaudited)
	March 31, 2014	December 31, 2013
Unrealized appreciation on available-for-sale securities	$3,719,044	$2,360,624
Adjustment to deferred acquisition costs	(22,437)	(12,927)
Deferred income taxes	(739,322)	(469,540)
Net unrealized appreciation on available-for-sale securities	$2,957,285	$1,878,157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2014, by contractual maturity, are summarized as follows:

	March 31, 2014 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$6,119,494	$6,240,813	$4,058,504	$4,142,545
Due in one year through five years	35,950,898	38,106,833	9,986,012	10,803,464
Due after five years through ten years	50,549,233	51,831,520	6,156,279	7,588,500
Due after ten years	10,233,807	10,187,390	3,057,500	4,373,133
Due at multiple maturity dates	80,477	141,243	-	-
	$102,933,909	$106,507,799	$23,258,295	$26,907,642

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and mortgage loans on real estate for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate
	2014	2013	2014	2013
Proceeds	$3,430,330	$1,787,518	$709,836	$689,827
Gross realized gains	279,570	51,013	17,961	102,515
Gross realized losses	(966)	(4,259)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2014 and 2013 and the amount of realized investment gains on fixed maturity securities available-for-sale and mortgage loans on real estate for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2014	2013
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$1,363,002	$179,844
Equity securities	(4,582)	12,298

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	278,604	46,754
Mortgage loans on real estate	17,961	102,515

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments (continued)

Major categories of net investment income for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2014	2013
Fixed maturity securities	$1,119,896	$1,098,833
Equity securities	10,657	7,315
Other long-term investments	415,411	395,635
Mortgage loans	453,972	210,022
Policy loans	24,943	24,104
Real estate	173,195	90,710
Short-term and other investments	36,297	10,428
Gross investment income	2,234,371	1,837,047
Investment expenses	(263,563)	(185,424)
Net investment income	$1,970,808	$1,651,623

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2014 and December 31, 2013, these required deposits, included in investment assets, had amortized costs that totaled $3,229,689 and $3,220,853, respectively. As of March 31, 2014 and December 31, 2013, these required deposits had fair values that totaled $3,173,283 and $3,097,372, respectively.

The Company’s mortgage loans by property type as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,739,415	7.50%	$1,801,443	9.42%
Office buildings	340,153	1.47%	349,508	1.83%
Total commercial mortgage loans	2,079,568	8.97%	2,150,951	11.25%
Residential mortgage loans	21,107,941	91.03%	16,973,918	88.75%
Total mortgage loans	$23,187,509	100.00%	$19,124,869	100.00%

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-half of this land. The Company also owns one acre of land in Greensburg, Indiana that includes a 3,975 square foot retail building on approximately 8% of this land and another acre of land in Norman, Oklahoma that includes a 9,100 square foot retail building on approximately 18% of this land.

In February 2014, the Company purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land and three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

2.     Investments (continued)

The Company’s investment real estate as of March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
Land	$2,283,638	$1,453,135
Buildings	7,676,169	5,688,816
Less - accumulated depreciation	(700,591)	(609,980)
Buildings net of accumulated depreciation	6,975,578	5,078,836
Investment real estate, net of accumulated depreciation	$9,259,216	$6,531,971

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 is summarized as follows:

March 31, 2014 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,132,854	$-	$3,132,854
States and political subdivisions	-	199,670	-	199,670
Residential mortgage-backed securities	-	141,244	-	141,244
Corporate bonds	-	92,005,335	-	92,005,335
Foreign bonds	-	11,028,696	-	11,028,696
Total fixed maturity securities	$-	$106,507,799	$-	$106,507,799

Equity securities, available-for-sale
Mutual funds	$-	$86,197	$-	$86,197
Corporate preferred stock	90,020	257,650	-	347,670
Corporate common stock	263,214	-	18,000	281,214
Total equity securities	$353,234	$343,847	$18,000	$715,081

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,055,621	$-	$3,055,621
States and political subdivisions	-	200,398	-	200,398
Residential mortgage-backed securities	-	148,610	-	148,610
Corporate bonds	-	91,753,636	-	91,753,636
Foreign bonds	-	5,271,446	-	5,271,446
Total fixed maturity securities	$-	$100,429,711	$-	$100,429,711

Equity securities, available-for-sale
Mutual funds	$-	$84,567	$-	$84,567
Corporate preferred stock	81,540	255,512	-	337,052
Corporate common stock	277,814	-	18,000	295,814
Total equity securities	$359,354	$340,079	$18,000	$717,433

As of both March 31, 2014 and December 31, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

 (Unaudited)

3.     Fair Value Measurements (continued)

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds and foreign bonds.

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of March 31, 2014.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2014 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,079,568	$2,130,232	$-	$-	$2,130,232
Residential	21,107,941	21,822,974	-	-	21,822,974
Policy loans	1,515,681	1,515,681	-	-	1,515,681
Other long-term investments	23,258,295	26,907,642	-	-	26,907,642
Cash and cash equivalents	9,802,871	9,802,871	9,802,871	-	-
Accrued investment income	1,602,567	1,602,567	-	-	1,602,567
Total financial assets	$59,366,923	$63,781,967	$9,802,871	$-	$53,979,096
Financial liabilities
Policyholders' account balances	$120,703,388	$106,091,744	$-	$-	$106,091,744
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	618,698	618,698	-	-	618,698
Total financial liabilities	$125,398,559	$110,786,915	$-	$-	$110,786,915

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,150,951	$2,169,618	$-	$-	$2,169,618
Residential	16,973,918	17,758,414	-	-	17,758,414
Policy loans	1,488,646	1,488,646	-	-	1,488,646
Other long-term investments	21,763,648	24,728,710	-	-	24,728,710
Cash and cash equivalents	10,608,438	10,608,438	10,608,438	-	-
Accrued investment income	1,558,153	1,558,153	-	-	1,558,153
Total financial assets	$54,543,754	$58,311,979	$10,608,438	$-	$47,703,541
Financial liabilities
Policyholders' account balances	$113,750,681	$96,709,910	$-	$-	$96,709,910
Policy claims	611,417	611,417	-	-	611,417
Total financial liabilities	$114,362,098	$97,321,327	$-	$-	$97,321,327

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value given that the notes payable were issued on March 26, 2014.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

4.     Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were allocated to the corporate segment.

The segment data as of December 31, 2013 and for the three months ended March 31, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

These segments as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2014	2013
Revenues:
Life insurance operations	$2,513,377	$2,365,151
Annuity operations	1,661,238	1,321,123
Corporate operations	116,053	45,187
Total	$4,290,668	$3,731,461
Income (loss) before income taxes:
Life insurance operations	$(10,567)	$326,715
Annuity operations	224,041	239,888
Corporate operations	52,024	(216,475)
Total	$265,498	$350,128
Depreciation and amortization expense:
Life insurance operations	$355,287	$360,188
Annuity operations	149,953	49,958
Corporate operations	3,343	5,648
Total	$508,583	$415,794

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Life insurance operations	$43,495,467	$41,720,508
Annuity operations	146,450,303	134,934,891
Corporate operations	6,342,441	6,517,760
Total	$196,288,211	$183,173,159

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

5.     Notes Payable

Notes payable as of March 31, 2014 are summarized as follows:

(Unauited) March 31, 2014

Promissory note payable to Grand Bank, secured by real estate and tenant leases located in Indiana, Oklahoma and Texas,35 monthly payments of interest at 4.50% with a final payment in the 36th month of $3,009,265 of principal plus unpaid accrued interest at 4.50%, maturity date is March 26, 2017	$3,009,265
Promissory note payable to Grand Bank, secured by real estateand tenant leases located in Missouri, 35 monthly payments of interest at 4.50% with a final payment in the 36th month of $1,067,208 of principal plus unpaid accrued interest at 4.50%, maturity date is March 26, 2017	1,067,208
Total promissory notes payable	$4,076,473

The $3,009,265 promissory note is collateralized by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014 including assignment of the tenant leases.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042 through October 31, 2032, October 31, 2037, October 31, 2042 and October 31, 2047, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017, $15,561 in 2018, and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building is leased through August 31, 2028 plus three future extensions on September 1, 2028, September 1, 2033 and September 1, 2038 through August 31, 2033, August 31, 2038 and August 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future extension on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039 through December 31, 2028, December 31, 2033, December 31, 2038 and December 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

The $1,067,208 promissory note is collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future extensions on November 1, 2028, November 1, 2033 and November 1, 2038 through October 31, 2033, October 31, 2038 and October 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

7.     Legal Matters and Contingent Liabilities

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the “Defendants”).  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the OID and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the OID that it would take no action and was also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters. It is the Company’s intention to vigorously prosecute this action against the Defendants for damages and for the correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

Prior to its acquisition by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, three individuals who owned Decreasing Term to 95 policies filed a Petition in the Circuit Court of Greene County, Missouri asserting claims against FBLIC relating to FBLIC’s decision to not provide a dividend under the Decreasing Term to 95 policies.

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act. It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, 2014 and 2013 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,323,988	(7,608)	1,316,380
Less amounts reclassified from accumulated other comprehensive income, net of tax	237,252	-	237,252
Other comprehensive income	1,086,736	(7,608)	1,079,128
Balance as of March 31, 2014	$2,975,234	$(17,949)	$2,957,285

Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive income before reclassifications, net of tax	273,129	(413)	272,716
Less amounts reclassified from accumulated other comprehensive income, net of tax	119,415	-	119,415
Other comprehensive income	153,714	(413)	153,301
Balance as of March 31, 2013	$5,965,023	$(31,052)	$5,933,971

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, 2014 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,654,985	$330,997	$1,323,988
Reclassification adjustment for gains included in income	(296,565)	(59,313)	(237,252)
Net unrealized gains on investments	1,358,420	271,684	1,086,736
Adjustment to deferred acquisition costs	(9,510)	(1,902)	(7,608)
Total other comprehensive income	$1,348,910	$269,782	$1,079,128

	Three Months Ended March 31, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$341,411	$68,282	$273,129
Reclassification adjustment for gains included in income	(149,269)	(29,854)	(119,415)
Net unrealized gains on investments	192,142	38,428	153,714
Adjustment to deferred acquisition costs	(516)	(103)	(413)
Total other comprehensive income	$191,626	$38,325	$153,301

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$296,565	$149,269
Income tax expenses (b)	59,313	29,854
Total reclassification adjustments	$237,252	$119,415

(a) These items appear within net realized investment gains in the consolidated statement of operations.
(b) These items appear within federal income taxes in the consolidated statement of operations.

9.     Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

The allowance for possible loan losses from investments in mortgage loans on real estate and loans from premium financing is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan and premium financing loan portfolios. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan and premium finance loan portfolios and reduces the carrying value of investments in mortgage loans on real estate and premium finance loans to the estimated net realizable value on the statement of financial position.

While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the residential and commercial mortgage loan and premium finance loan portfolios, the economy and changes in interest rates. The Company’s allowance for possible mortgage loan and premium finance loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

Mortgage loans and premium finance loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan or premium finance loan agreement. Factors considered by the Company in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan, and the probability of collecting scheduled principal and interest payments when due. Mortgage loans and premium finance loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the mortgage loan or premium finance loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

9.     Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans (continued)

As of March 31, 2014, $201,751 of cash and $414,894 of independent mortgage loan balances totaling $616,645 are held in escrow by a third party for the benefit of the Company related to its investment in $7,587,630 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $75,798 allowance for possible loan losses in the remaining $15,599,879 of investments in mortgage loans on real estate as of March 31, 2014.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $340,243 as of both March 31, 2014 and December 31, 2013 are carried net of unearned interest and any estimated loan losses.

There was no unearned interest as of March 31, 2014 and December 31, 2013. Allowances for loan losses on premium financing were $206,858 as of both March 31, 2014 and December 31, 2013.

The balances of and changes in the company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2014	2013
Allowance at beginning of period	$265,053	$228,999
Increases charged to operations	17,603	46,371
Allowance at end of period	$282,656	$275,370

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas and West Virginia through independent agents.

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

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of FLAC, included in the life insurance and annuity segments, for $2,500,000 and had additional acquisition related expenses of $195,000. In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of FBLIC, also included in the life insurance and annuity segments, for $13,855,129.

Our profitability in the life insurance and annuity segments is a function of our ability to accurately price the policies that we write, adequately value life insurance business acquired, administer life insurance company acquisitions at an expense level that validates the acquisition cost and invest the premiums and annuity considerations in assets that earn investment income with a positive spread.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, allowance for loan losses from mortgages and premium financing, value of insurance business acquired, policy liabilities, regulatory requirements, contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity and equity securities, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2013.

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

Future Application of Accounting Standards

The Company is currently required to prepare its financial statements in accordance with U.S. GAAP. During the last several years, the SEC has been evaluating whether, when and how IFRS should be incorporated into the U.S. financial reporting system. Before making a decision, the SEC set forth a work plan to evaluate the remaining differences between GAAP and IFRS, determine whether IFRS represent high quality standards, consider how the IASB is funded and its governance structure and examine the variations in the way IFRS was applied by various foreign companies that file financial statements with the SEC. In July 2012, the SEC staff issued a final report on the SEC work plan which concluded that IFRS provided high quality accounting standards, but also indicated concerns with funding, consistency of application and enforcement of IFRS globally. The report did not give a recommendation to the SEC on whether, when and how IFRS should be incorporated into the U.S. financial reporting system. In addition, the SEC has not indicated a timeline for further consideration of incorporating IFRS.

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

Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were allocated to the corporate segment.

Our business segments beginning January 1, 2014 are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company, FTCC and SIS after the elimination of intercompany amounts.

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013 for additional information regarding segment information. The segment data as of December 31, 2013 and for the three months ended March 31, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2014 and 2013

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$2,009,983	$1,927,550	$82,433	4.3%
Net investment income	1,970,808	1,651,623	319,185	19.3%
Net realized investment gains	296,565	149,269	147,296	98.7%
Other income	13,312	3,019	10,293	340.9%
Total revenues	4,290,668	3,731,461	559,207	15.0%
Benefits and claims	2,522,287	2,169,463	352,824	16.3%
Expenses	1,502,883	1,211,870	291,013	24.0%
Total benefits, claims and expenses	4,025,170	3,381,333	643,837	19.0%
Income before federal income tax expense (benefit)	265,498	350,128	(84,630)	-24.2%
Federal income tax expense (benefit)	22,344	(30,864)	53,208	-172.4%
Net income	$243,154	$380,992	$(137,838)	-36.2%
Net income per common share basic and diluted	$0.03	$0.05	$(0.02)

Consolidated Condensed Financial Position as of March 31, 2014 and December 31, 2013

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013

Investment assets	$164,443,581	$150,056,278	$14,387,303	9.6%
Other assets	31,844,630	33,116,881	(1,272,251)	-3.8%
Total assets	$196,288,211	$183,173,159	$13,115,052	7.2%

Policy liabilities	$155,383,338	$147,806,056	$7,577,282	5.1%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	2,785,695	2,543,825	241,870	9.5%
Other liabilities	2,159,409	2,182,264	(22,855)	-1.0%
Total liabilities	164,404,915	152,532,145	11,872,770	7.8%
Shareholders' equity	31,883,296	30,641,014	1,242,282	4.1%
Total liabilities and shareholders' equity	$196,288,211	$183,173,159	$13,115,052	7.2%

Shareholders' equity per common share	$4.07	$3.90	$0.17

Results of Operations – Three Months Ended March 31, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$2,009,983	$1,927,550	$82,433	4.3%
Net investment income	1,970,808	1,651,623	319,185	19.3%
Net realized investment gains	296,565	149,269	147,296	98.7%
Other income	13,312	3,019	10,293	340.9%
Total revenues	$4,290,668	$3,731,461	$559,207	15.0%

The increase in total revenues of $559,207 for the three months ended March 31, 2014 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$19,532	$23,201	$(3,669)	-15.8%
Whole life and term renewal	721,574	721,612	(38)	0.0%
Final expense first year	186,785	252,882	(66,097)	-26.1%
Final expense renewal	1,082,092	929,855	152,237	16.4%
Total premiums	$2,009,983	$1,927,550	$82,433	4.3%

The $82,433 increase in premiums for the three months ended March 31, 2014 is primarily due to a $152,237 increase in final expense renewal premiums that exceeded a $66,097 decrease in final expense first year premiums. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums is primarily due to the impact of competition and the interrelationships of our premium rates, commission rates and underwriting policies compared to those of other life insurance companies also focusing on final expense production.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$1,119,896	$1,098,833	$21,063	1.9%
Equity securities	10,657	7,315	3,342	45.7%
Other long-term investments	415,411	395,635	19,776	5.0%
Mortgage loans	453,972	210,022	243,950	116.2%
Policy loans	24,943	24,104	839	3.5%
Real estate	173,195	90,710	82,485	90.9%
Short-term and other investments	36,297	10,428	25,869	248.1%
Gross investment income	2,234,371	1,837,047	397,324	21.6%
Investment expenses	(263,563)	(185,424)	78,139	-42.1%
Net investment income	$1,970,808	$1,651,623	$319,185	19.3%

The $397,324 increase in gross investment income for the three months ended March 31, 2014 is due to the 2014 investment of excess cash primarily in mortgage loans and real estate. In the twelve months since March 31, 2013, our investments in mortgage loans have increased approximately $10.4 million. In addition, since December 1, 2013, we have purchased four retail business buildings located in Indiana, Missouri, Oklahoma and Texas for approximately $6.7 million. The interest and rental income on these investments in mortgage loans and real estate accounted for $326,435 of the $397,324 increase in gross investment income.

The $78,139 increase in investment expenses for the three months ended March 31, 2014 is primarily related to fees and expenses associated with the increased investments in mortgage loans and real estate.

Net Realized Investment Gains

There was an $147,296 increase in net realized investment gains for the three months ended March 31, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $278,604 for the three months ended March 31, 2014 resulted from proceeds of $3,430,330 for these securities that had carrying values of $3,151,726 at the 2014 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $46,754 for the three months ended March 31, 2013 resulted from proceeds of $1,787,518 for these securities that had carrying values of $1,740,764 at the 2013 disposal dates.

The net realized investment gains from mortgage loans on real estate of $17,961 for the three months ended March 31, 2014, resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $102,515 for the three months ended March 31, 2013, resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

We have recorded no other-than-temporary impairments in 2014 and 2013.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$619,972	$590,691	$29,281	5.0%
Death benefits	722,449	493,866	228,583	46.3%
Surrenders	91,446	129,036	(37,590)	-29.1%
Interest credited to policyholders	1,022,210	903,040	119,170	13.2%
Dividend, endowment and supplementary life contract benefits	66,210	52,830	13,380	25.3%
Total benefits and claims	2,522,287	2,169,463	352,824	16.3%
Expenses
Policy acquisition costs deferred	(528,162)	(641,535)	113,373	-17.7%
Amortization of deferred policy acquisition costs	281,282	257,538	23,744	9.2%
Amortization of value of insurance business acquired	105,854	94,844	11,010	11.6%
Commissions	510,450	518,642	(8,192)	-1.6%
Other underwriting, insurance and acquisition expenses	1,133,459	982,381	151,078	15.4%
Total expenses	1,502,883	1,211,870	291,013	24.0%
Total benefits, claims and expenses	$4,025,170	$3,381,333	$643,837	19.0%

The increase of $643,837 in total benefits, claims and expenses for the three months ended March 31, 2014 is discussed below.

Benefits and Claims

The $352,824 increase in benefits and claims for the three months ended March 31, 2014 is primarily due to the following:

●	$228,583 increase in death benefits is primarily due to 25 additional claims at an average of approximately $9,100 per claim.

●

$119,170 increase in interest credited to policyholders is primarily due to a $20,848,198 increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since March 31, 2013.

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

For the three months ended March 31, 2014 and 2013, capitalized costs were $528,162 and $641,535, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2014 and 2013 were $281,282 and $257,538, respectively.

The $113,373 decrease in the acquisition costs deferred primarily relates to our September 30, 2013 decisions to decrease the deferral of non-commission acquisition costs for products sold in 2013 and beyond and to increase the average final expense in force policy amount from $5,000 to $9,700 in the deferral calculation of non-commission acquisition costs for products sold in 2013 and beyond. The $23,744 increase in the 2014 amortization of deferred acquisition costs is as expected.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $105,854 and $94,844 for the three months ended March 31, 2014 and 2013, respectively. The $11,010 increase in the 2014 amortization of value of insurance business acquired primarily is as expected.

Commissions

Our commissions for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$165,343	$91,536	$73,807	80.6%
Whole life and term first year	15,884	16,995	(1,111)	-6.5%
Whole life and term renewal	26,657	25,724	933	3.6%
Final expense first year	207,133	296,827	(89,694)	-30.2%
Final expense renewal	95,433	87,560	7,873	9.0%
Total commissions	$510,450	$518,642	$(8,192)	-1.6%

The $8,192 decrease in commissions for the three months ended March 31, 2014 is primarily due to:

●	$89,694 decrease in final expense first year commissions that correspond to the $66,097 decrease in final expense first year premiums.

●	$73,807 increase in annuity first year, single and renewal commissions that corresponds to $2,458,030 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $151,078 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2014 is primarily due to increased 2014 costs associated with the regularly scheduled triennial insurance examinations routinely conducted by the OID for TLIC and Missouri Department of Insurance (“MDI”) for FBLIC. In addition, we have incurred increased 2014 costs for licensing and other fees associated with our expansion of FBLIC into additional states including product filings. Salaries, benefits and recruiting expenses have also risen in relationship to increased staffing and compensation levels.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2013, we filed a combined life insurance company 2012 federal tax return for TLIC and FBLIC and intend to also file a combined life insurance company 2013 federal tax return for TLIC and FBLIC in 2014.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2014 and 2013, current income tax expense was $50,259 and $47,524, respectively. Deferred federal income tax benefit was $27,915 and $78,388 for the three months ended March 31, 2014 and 2013, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $243,154 ($0.03 per common share basic and diluted) and $380,992 ($0.05 per common share basic and diluted) for the three months ended March 31, 2014 and 2013, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2014 and 2013 were 7,835,276 and 7,852,106, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were allocated to the corporate segment.

The segment data as of December 31, 2013 and for the three months ended March 31, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$2,513,377	$2,365,151	$148,226	6.3%
Annuity operations	1,661,238	1,321,123	340,115	25.7%
Corporate operations	116,053	45,187	70,866	156.8%
Total	$4,290,668	$3,731,461	$559,207	15.0%
Income (loss) before income taxes:
Life insurance operations	$(10,567)	$326,715	$(337,282)	-103.2%
Annuity operations	224,041	239,888	(15,847)	-6.6%
Corporate operations	52,024	(216,475)	268,499	-124.0%
Total	$265,498	$350,128	$(84,630)	-24.2%

Life Insurance Operations

The $148,226 increase in revenues from Life Insurance Operations for the three months ended March 31, 2014 is primarily due to the following:

●	$82,433 increase in premiums

●	$30,451 increase in net realized investment gains

●	$24,460 increase in net investment income

The $337,282 decreased profitability from Life Insurance Operations for the three months ended March 31, 2014 is primarily due to the following:

●	$228,583 increase in death benefits

●	$185,264 decrease in policy acquisition costs deferred net of amortization

●	$137,581 increase in other underwriting, insurance and acquisition expenses

●	$82,433 increase in premiums

●	$81,999 decrease in commissions

●	$30,451 increase in net realized investment gains

●	$24,460 increase in net investment income

Annuity Operations

The $340,115 increase in revenues from Annuity Operations for the three months ended March 31, 2014 is due to the following:

●	$223,271 increase in net investment income

●	$116,844 increase in net realized investment gains

The $15,847 decreased profitability from Annuity Operations for the three months ended March 31, 2014 is due to the following:

●	$211,133 increase in other underwriting, insurance and acquisition expenses

●	$119,170 increase in interest credited to policyholders

●	$73,807 increase in commissions

●	$223,271 increase in net investment income

●	$116,844 increase in net realized investment gains

●	$48,147 increase in policy acquisition costs deferred net of amortization

Corporate Operations

The $70,866 increase in revenues from Corporate Operations for the three months ended March 31, 2014 is primarily due to $71,454 of increased net investment income.

The $268,499 increased Corporate Operations profitability for the three months ended March 31, 2014 is primarily due to $71,454 of increased net investment income and $198,000 of decreased operating expenses. The decreased Corporate segment operating expenses relates to our marketing and executive team’s focus on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of March 31, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $102,933,909 and $98,218,823 as of March 31, 2014 and December 31, 2013, respectively)	$106,507,799	$100,429,711	$6,078,088	6.1%
Available-for-sale equity securities at fair value (cost: $569,927 and $567,697 as of March 31, 2014 and December 31, 2013, respectively)	715,081	717,433	(2,352)	-0.3%
Mortgage loans on real estate	23,187,509	19,124,869	4,062,640	21.2%
Investment real estate	9,259,216	6,531,971	2,727,245	41.8%
Policy loans	1,515,681	1,488,646	27,035	1.8%
Other long-term investments	23,258,295	21,763,648	1,494,647	6.9%
Total investments	$164,443,581	$150,056,278	$14,387,303	9.6%

The $6,078,088 increase in available-for-sale fixed maturity securities for the three months ended March 31, 2014 is primarily due to purchases of $8,075,994 in excess of sales and maturities of $3,430,330, net realized investment gains of $278,604, increase in unrealized appreciation of 1,363,002 and premium amortization of $209,182. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of March 31, 2014, we held 91 available-for-sale fixed maturity securities with an unrealized loss of $777,405, fair value of $22,293,995 and amortized cost of $23,071,400.

The $2,352 decrease in available-for-sale equity securities for the three months ended March 31, 2014 is primarily due to purchases of $2,230 and a $4,582 decrease in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in several companies.

As of March 31, 2014, we held three available-for-sale equity securities with an unrealized loss of $23,775, fair value of $194,670 and cost of $218,445.

The $4,062,640 increase in mortgage loans for the three months ended March 31, 2014 is primarily due to the origination of $4,753,722 of mortgage loans, $21,500 capitalization of loan origination fees, $17,961 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $14,819 less principal payments of $709,836, change in the allowance for bad debts of $17,603 and $17,923 of amortization of loan origination fees.

The $1,494,647 increase in other long-term investments (comprised of lottery receivables) for the three months ended March 31, 2014 is primarily due to the purchases of $1,837,619, $415,411 of accretion of discount less principal payments of $758,383.

The $2,727,245 increase in investment real estate is primarily due to the February 2014 purchases of one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063) and three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864).

Our assets other than invested assets as of March 31, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013

Cash and cash equivalents	$9,802,871	$10,608,438	$(805,567)	-7.6%
Accrued investment income	1,602,567	1,558,153	44,414	2.9%
Recoverable from reinsurers	1,206,416	1,200,807	5,609	0.5%
Agents' balances and due premiums	277,006	285,033	(8,027)	-2.8%
Deferred policy acquisition costs	8,409,997	8,172,627	237,370	2.9%
Value of insurance business acquired	6,980,936	7,086,790	(105,854)	-1.5%
Property and equipment, net	117,373	130,287	(12,914)	-9.9%
Other assets	3,447,464	4,074,746	(627,282)	-15.4%
Assets other than investment assets	$31,844,630	$33,116,881	$(1,272,251)	-3.8%

Other assets consist primarily of recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable, prepaid expenses and loans from premium financing. The $627,282 decrease in other assets is primarily due to a $732,000 decrease in notes receivable that exceeded $160,000 of increased recoverable federal and state income taxes.

Our liabilities as of March 31, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013

Policy liabilities
Policyholders' account balances	$120,703,388	$113,750,681	$6,952,707	6.1%
Future policy benefits	33,974,561	33,354,454	620,107	1.9%
Policy claims	618,698	611,417	7,281	1.2%
Other policy liabilities	86,691	89,504	(2,813)	-3.1%
Total policy liabilities	155,383,338	147,806,056	7,577,282	5.1%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	2,785,695	2,543,825	241,870	9.5%
Other liabilities	2,159,409	2,182,264	(22,855)	-1.0%
Total liabilities	$164,404,915	$152,532,145	$11,872,770	7.8%

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, and unearned investment income.

The $7,577,282 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $5,930,497, $1,022,210 of interest credited to policyholder account deposits and $620,107 of increased future policy benefit reserves.

On March 26, 2014, we issued two notes payable totaling $4,076,473. The first promissory note totaling $3,009,265 is collateralized by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014 including assignment of the tenant leases.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042 through October 31, 2032, October 31, 2037, October 31, 2042 and October 31, 2047, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017, $15,561 in 2018, and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building is leased through August 31, 2028 plus three future extensions on September 1, 2028, September 1, 2033 and September 1, 2038 through August 31, 2033, August 31, 2038 and August 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future extension on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039 through December 31, 2028, December 31, 2033, December 31, 2038 and December 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

The second promissory note totaling $1,067,208 is collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future extensions on November 1, 2028, November 1, 2033 and November 1, 2038 through October 31, 2033, October 31, 2038 and October 31, 2043, respectively. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

The $241,870 increase in deferred federal income taxes during the three months ended March 31, 2014 was due to $269,782 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. This increase was offset by $27,915 of operating deferred tax benefits.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and an intrastate public stock offering. Through March 31, 2014, we have received $27,119,480 from the sale of our shares.

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from three public stock offerings from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

Our operations have been profitable and have generated $6,204,780 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of March 31, 2014 to $934,492, as shown in the accumulated earnings caption in the March 31, 2014 consolidated statement of financial position.

The Company has also purchased 218,259 shares of treasury stock at a cost of $773,731 from former members of the Board of Directors, a former agent and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of March 31, 2014, we had cash and cash equivalents totaling $9,802,871. As of March 31, 2014, cash and cash equivalents of $7,411,048 and $469,049, respectively, of the total $9,802,871 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,283,361 in 2014 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $976,941 in 2014 without prior approval. FBLIC paid a dividend of $850,000 to TLIC in December 2013. This dividend was eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and  non-interest bearing accounts up to $250,000. Uninsured balances aggregate $8,160,784 as of March 31, 2014. Uninsured balances aggregated $2,576,504 as of December 31, 2013. The primary reason for this $5,584,280 increase in uninsured balances is due to the March 26, 2014 receipt of $4,076,473 in proceeds from the issuance of two promissory notes payable. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Net cash provided by operating activities	$1,856,336	$702,252	$1,154,084	164.3%
Net cash used in investing activities	(12,588,873)	(9,714,788)	(2,874,085)	29.6%
Net cash provided by financing activities	9,926,970	3,866,608	6,060,362	156.7%
Increase (decrease) in cash	(805,567)	(5,145,928)	4,340,361	-84.3%
Cash and cash equivalents, beginning of period	10,608,438	10,947,474	(339,036)	-3.1%
Cash and cash equivalents, end of period	$9,802,871	$5,801,546	$4,001,325	69.0%

The $1,154,084 increase in cash provided by operating activities during the three months ended March 31, 2014 is primarily due to increased collections of net investment income and premiums that exceeded increased payments of benefits and claims and other underwriting, insurance and acquisition expenses.

The $2,874,085 increase in cash used for investing activities during the three months ended March 31, 2014 was primarily related to increased purchases of investment real estate, fixed maturity securities and mortgage loans in 2014 compared to 2013 that exceeded increased sales and maturities of fixed maturity securities and decreased purchases of other long-term investments (i.e., lottery receivables).

The $6,060,362 increase in cash provided by financing activities for the three months ended March 31, 2014 resulted from $4,076,473 in proceeds from the issuance of two promissory notes payable, $2,021,717 of increased policyholder account deposits in excess of withdrawals, $34,863 of increased purchases of treasury shares and $2,965 of decreased net proceeds from the public and private placement stock offerings.

Our shareholders’ equity as of March 31, 2014 and December 31, 2013 is summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	March 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 issued as of March 31, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of March 31, 2014 and December 31, 2013, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,748	28,684,748	-	0.0%
Treasury stock, at cost (218,259 and 198,209 shares as of March 31, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)	(80,000)	11.5%
Accumulated other comprehensive income	2,957,285	1,878,157	1,079,128	57.5%
Accumulated earnings	934,492	691,338	243,154	35.2%
Total shareholders' equity	$31,883,296	$30,641,014	$1,242,282	4.1%

The increase in shareholders’ equity of $1,242,282 for the three months ended March 31, 2014 is due to $1,079,128 of other comprehensive income, $243,154 of net income less $80,000 for purchases of 20,050 shares of treasury stock from a former TLIC agent.

Equity per common share outstanding increased 4.4% to $4.07 as of March 31, 2014 compared to $3.90 per share as of December 31, 2013, based upon 7,831,934 common shares outstanding as of March 31, 2014 and 7,851,984 common shares outstanding as of December 31, 2013.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2014 or 2013. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $3,719,044 and $2,360,624 as of March 31, 2014 and December 31, 2013, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. This $1,358,420 increase in unrealized gains arising for the three months ended March 31, 2014 has been offset by the first quarter 2014 net realized investment gains of $296,565 originating from the sale and call activity for available-for-sale fixed maturity securities and early payoffs of mortgage loans on real estate purchased at a discount.

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

One of our significant risks relates to the fluctuations in interest rates. Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes. From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC's and FBLIC’s annuity business is impacted by changes in interest rates. Life insurance company policy liabilities bear fixed rates. From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of March 31, 2014, cash and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2013, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Our marketing plan could be modified to emphasize certain product types and reduce others. New business levels could be varied in order to find the optimum level. We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.

The operations of TLIC and FBLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows.

We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and FBLIC that are limited by law to the greater of prior year net operating income or 10% of prior year-end surplus unless specifically approved by the controlling insurance department, (3) public and private offerings of our common stock and (4) corporate borrowings, if necessary.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.

We believe that our existing cash and cash equivalents as of March 31, 2014 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the “Defendants”).  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the OID and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the OID that it would take no action and was also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters. It is the Company’s intention to vigorously prosecute this action against the Defendants for damages and for the correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

Prior to its acquisition by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, three individuals who owned Decreasing Term to 95 policies filed a Petition in the Circuit Court of Greene County, Missouri asserting claims against FBLIC relating to FBLIC’s decision to not provide a dividend under the Decreasing Term to 95 policies.

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act. It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 14, 2014	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2014	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer