Form 10-Q
period 2014-06-30
First Trinity Financial CORP
filed 2014-08-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 11, 2014: 7,831,934 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2014 (Unaudited) and December 31, 2013	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	54

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults upon Senior Securities	55

Item 4. Mine Safety Disclosures	55

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	56

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $105,305,377 as of June 30, 2014 and $98,218,823 as of December 31, 2013)	$110,590,195	$100,429,711
Available-for-sale equity securities at fair value (cost: $593,558 as of June 30, 2014 and $567,697 as of December 31, 2013)	746,081	717,433
Mortgage loans on real estate	28,662,291	19,124,869
Investment real estate	9,237,834	6,531,971
Policy loans	1,517,997	1,488,646
Other long-term investments	22,487,895	21,763,648
Total investments	173,242,293	150,056,278
Cash and cash equivalents	8,881,179	10,608,438
Short-term investments	1,392,649	-
Accrued investment income	1,680,209	1,558,153
Recoverable from reinsurers	1,181,055	1,200,807
Agents' balances and due premiums	271,568	285,033
Deferred policy acquisition costs	8,644,979	8,172,627
Value of insurance business acquired	6,884,192	7,086,790
Property and equipment, net	104,460	130,287
Other assets	4,847,600	4,074,746
Total assets	$207,130,184	$183,173,159
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$128,271,756	$113,750,681
Future policy benefits	34,586,650	33,354,454
Policy claims	630,030	611,417
Other policy liabilities	93,749	89,504
Total policy liabilities	163,582,185	147,806,056
Notes payable	4,076,473	-
Deferred federal income taxes	3,115,239	2,543,825
Other liabilities	2,676,217	2,182,264
Total liabilities	173,450,114	152,532,145
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, and 8,050,193 issued as of June 30, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of June 30, 2014 and December 31, 2013, respectively)	80,502	80,502
Additional paid-in capital	28,684,748	28,684,748
Treasury stock, at cost (218,259 and 198,209 shares as of June 30, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)
Accumulated other comprehensive income	4,319,879	1,878,157
Accumulated earnings	1,368,672	691,338
Total shareholders' equity	33,680,070	30,641,014
Total liabilities and shareholders' equity	$207,130,184	$183,173,159

See notes to consolidated financial statements (unaudited).

 First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Premiums	$1,932,055	$1,921,494	$3,942,038	$3,849,044
Net investment income	2,261,603	1,764,367	4,232,411	3,415,990
Net realized investment gains	465,151	126,932	761,716	276,201
Other income	6,763	4,739	20,075	7,758
Total revenues	4,665,572	3,817,532	8,956,240	7,548,993
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	594,832	575,056	1,214,804	1,165,747
Death benefits	750,013	601,828	1,472,462	1,095,694
Surrenders	152,492	179,940	243,938	308,976
Interest credited to policyholders	1,079,517	892,263	2,101,727	1,795,303
Dividend, endowment and supplementary life contract benefits	71,390	69,108	137,600	121,938
Total benefits and claims	2,648,244	2,318,195	5,170,531	4,487,658
Policy acquisition costs deferred	(558,309)	(511,059)	(1,086,471)	(1,152,594)
Amortization of deferred policy acquisition costs	308,272	126,171	589,554	383,709
Amortization of value of insurance business acquired	96,744	120,956	202,598	215,800
Commissions	529,531	533,795	1,039,981	1,052,437
Other underwriting, insurance and acquisition expenses	1,189,823	1,137,657	2,323,282	2,120,038
Total expenses	1,566,061	1,407,520	3,068,944	2,619,390
Total benefits, claims and expenses	4,214,305	3,725,715	8,239,475	7,107,048
Income before total federal income tax expense (benefit)	451,267	91,817	716,765	441,945
Current federal income tax expense	28,191	55,724	78,450	103,248
Deferred federal income tax benefit	(11,104)	(36,457)	(39,019)	(114,845)
Total federal income tax expense (benefit)	17,087	19,267	39,431	(11,597)
Net income	$434,180	$72,550	$677,334	$453,542
Net income per common share basic and diluted	$0.06	$0.01	$0.09	$0.06

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$434,180	$72,550	$677,334	$453,542
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	2,183,448	(2,349,888)	3,838,433	(2,008,477)
Less net realized investment gains	465,151	126,932	761,716	276,201
Net unrealized gains (losses)	1,718,297	(2,476,820)	3,076,717	(2,284,678)
Adjustment to deferred acquisition costs	(15,055)	12,197	(24,565)	11,681
Other comprehensive income (loss) before income tax expense	1,703,242	(2,464,623)	3,052,152	(2,272,997)
Income tax (expense) benefit	(340,648)	492,927	(610,430)	454,602
Total other comprehensive income (loss)	1,362,594	(1,971,696)	2,441,722	(1,818,395)
Total comprehensive income (loss)	$1,796,774	$(1,899,146)	$3,119,056	$(1,364,853)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	(33,360)	-	-	-	(33,232)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income:
Net income	-	-	-	-	453,542	453,542
Other comprehensive loss	-	-	-	(1,818,395)	-	(1,818,395)
Balance as of June 30, 2013	$80,502	$28,674,288	$(693,731)	$3,962,275	$255,557	$32,278,891

Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	677,334	677,334
Other comprehensive income	-	-	-	2,441,722	-	2,441,722
Balance as of June 30, 2014	$80,502	$28,684,748	$(773,731)	$4,319,879	$1,368,672	$33,680,070

See notes to consolidated financial statements (unaudited).

 First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$677,334	$453,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	101,821	104,045
Accretion of discount on investments	(459,252)	(436,232)
Net realized investment gains	(761,716)	(276,201)
Loss on sale of real estate	-	833
Amortization of policy acquisition cost	589,554	383,709
Policy acquisition cost deferred	(1,086,471)	(1,152,594)
Mortgage loan origination fees deferred	(49,500)	(88,458)
Amortization of loan origination fees	47,937	23,974
Amortization of value of insurance business acquired	202,598	215,800
Provision for deferred federal income tax benefit	(39,019)	(114,845)
Interest credited to policyholders	2,101,727	1,795,303
Change in assets and liabilities:
Allowance for mortgage and premium finance loan losses	36,904	40,787
Policy loans	(29,351)	(31,251)
Short-term investments	(1,392,649)	-
Accrued investment income	(122,056)	(84,972)
Recoverable from reinsurers	19,752	(232,944)
Agents' balances and due premiums	13,465	15,544
Other assets (excluding $9,500 net changes in 2014 premium financing loans)	(782,354)	(508,817)
Future policy benefits	1,232,196	1,195,268
Policy claims	18,613	(41,891)
Other policy liabilities	4,245	(54,220)
Other liabilities	493,953	(390,217)
Net cash provided by operating activities	817,731	816,163

Investing activities
Purchases of fixed maturity securities	(15,551,685)	(7,200,433)
Maturities of fixed maturity securities	3,309,000	1,592,000
Sales of fixed maturity securities	5,271,058	1,451,743
Purchases of equity securities	(105,542)	(4,291)
Sales of equity security securities	101,080	-
Purchases and originations of mortgage loans	(12,342,197)	(4,340,626)
Payments on mortgage loans	3,010,790	1,440,236
Purchases of other long-term investments	(1,837,619)	(3,831,065)
Payments on other long-term investments	1,947,162	2,104,326
Loans repaid for premiums financed	19,000	116,714
Sale of real estate	36,000	40,000
Purchases of real estate	(2,817,857)	(10,656)
Purchases of furniture and equipment	-	(46,158)
Net cash used in investing activities	(18,960,810)	(8,688,210)

Financing activities
Policyholders' account deposits	15,658,605	11,310,286
Policyholders' account withdrawals	(3,239,258)	(3,213,166)
Purchases of treasury stock	(80,000)	(45,136)
Proceeds from issuance of notes payable	4,076,473	-
Proceeds from stock offerings	-	(33,232)
Net cash provided by financing activities	16,415,820	8,018,752

Increase (decrease) in cash and cash equivalents	(1,727,259)	146,705
Cash and cash equivalents, beginning of period	10,608,438	10,947,474
Cash and cash equivalents, end of period	$8,881,179	$11,094,179

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.	Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), First Trinity Capital Corporation (“FTCC”) and Southern Insurance Services, LLC (“SIS”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia. FBLIC also has certificate of authority applications pending in Alabama, Georgia, Michigan and Mississippi.

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

The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of June 30, 2014 to $1,368,672, as shown in the accumulated earnings caption in the June 30, 2014 consolidated statement of financial position.

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

June 30, 2014

(Unaudited)

1.      Organization and Significant Accounting Policies (continued)

On August 31, 2009, two of the Company’s subsidiaries, Trinity Life Insurance Company (“Old TLIC”) and FLAC, were merged, with FLAC being the surviving company. Immediately following the merger, FLAC changed its name to TLIC.

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of FBLIC from FBLIC’s shareholders. The acquisition of FBLIC was accounted for as a purchase. The aggregate purchase price for the acquisition of FBLIC was $13,855,129. The acquisition of FBLIC was financed with the working capital of TLIC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2013.

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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2014 through the date that these financial statements have been issued and no disclosures are required.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.      Organization and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s fee income related to providing limited services will be subject to this updated guidance.

The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The updated guidance is effective for the quarter ending March 31, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position, or liquidity.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance targets in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award.

The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating that fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.     Organization and Significant Accounting Policies (continued)

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

In June 2013, each board issued for comment an exposure draft of the accounting for insurance contracts that has significant differences from the other board's draft as well as from current GAAP. Both exposure drafts proposed changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums, policyholders’ account balances, future policy benefits, policy claims and claims adjustment expenses, reinsurance and deferred acquisition costs. In February 2014, due to the evaluation of responses received from its 2013 exposure draft, the FASB announced that it has decided to consider targeted improvements to GAAP related to insurance contracts rather than a comprehensive overhaul of GAAP related to insurance contracts.

The FASB and the IASB also continue to deliberate the two remaining projects intended to bring convergence between GAAP and IFRS for accounting for financial instruments and leasing. The Boards currently have different positions on certain key aspects of the financial instrument project (the classification and measurement and impairment) but both Boards intend to complete their financial instrument project during the first half of 2014. The timing of the leasing project is not known at this time.

The Company is not able to predict whether it will be required to adopt IFRS or how the adoption of IFRS (or the potential convergence of GAAP and IFRS, including the joint project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014 (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities
U.S. government and U.S. government agencies	$2,631,575	$180,966	$143,874	$2,668,667
States and political subdivisions	658,225	4,242	3,590	658,877
Residential mortgage-backed securities	76,709	68,661	-	145,370
Corporate bonds	89,986,345	4,629,603	200,170	94,415,778
Foreign bonds	11,952,523	749,275	295	12,701,503
Total fixed maturity securities	105,305,377	5,632,747	347,929	110,590,195

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	73,070	19,723	-	92,793
Corporate preferred stock	369,505	4,042	19,256	354,291
Corporate common stock	150,983	148,014	-	298,997
Total equity securities	593,558	171,779	19,256	746,081

Total fixed maturity and equity securities	$105,898,935	$5,804,526	$367,185	$111,336,276

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed maturity securities
U.S. government and U.S. government agencies	$3,163,203	$177,700	$285,282	$3,055,621
States and political subdivisions	209,495	601	9,698	200,398
Residential mortgage-backed securities	86,022	62,588	-	148,610
Corporate bonds	89,683,844	3,332,305	1,262,513	91,753,636
Foreign bonds	5,076,259	234,153	38,966	5,271,446
Total fixed maturity securities	98,218,823	3,807,347	1,596,459	100,429,711

Equity securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	68,808	15,759	-	84,567
Corporate preferred stock	347,905	21,752	32,605	337,052
Corporate common stock	150,984	144,830	-	295,814
Total equity securities	567,697	182,341	32,605	717,433

Total fixed maturity and equity securities	$98,786,520	$3,989,688	$1,629,064	$101,147,144

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014 (Unaudited)	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
States and political subdivisions	$267,163	$2,690	2
Corporate bonds	5,112,998	45,211	20
Foreign bonds	101,386	295	1
Total less than 12 months	5,481,547	48,196	23
More than 12 months
U.S. government and U.S. government agencies	1,286,126	143,874	2
States and political subdivisions	106,142	900	1
Corporate bonds	6,152,570	154,959	22
Total more than 12 months	7,544,838	299,733	25
Total fixed maturity securities	13,026,385	347,929	48
Equity securities
Less than 12 months
Corporate preferred stock	199,190	19,256	3
Total equity securities	199,190	19,256	3
Total fixed maturity and equity securities	$13,225,575	$367,185	51

December 31, 2013	Fair Value	Unrealized Loss	Number of Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,144,718	$285,282	3
States and political subdivisions	97,934	9,698	1
Corporate bonds	31,495,624	1,225,816	141
Foreign bonds	1,364,449	38,966	5
Total less than 12 months	34,102,725	1,559,762	150
More than 12 months
Corporate bonds	531,683	36,697	4
Total more than 12 months	531,683	36,697	4
Total fixed maturity securities	34,634,408	1,596,459	154
Equity securities
Less than 12 months
Corporate preferred stock	185,840	32,605	3
Total equity securities	185,840	32,605	3
Total fixed maturity and equity securities	$34,820,248	$1,629,064	157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments (continued)

As of June 30, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 88%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 77%. Fixed maturity securities were 97% and 96% investment grade as rated by Standard & Poor’s as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, all of the above equity securities had a fair value to cost ratio equal to or greater than 86%. As of December 31, 2013, all of the above equity securities had a fair value to cost ratio equal to or greater than 78%.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the six months ended June 30, 2014 and the year ended December 31, 2013. Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2014 and December 31, 2013, are summarized as follows:

	(Unaudited) June 30, 2014	December 31, 2013
Unrealized appreciation on available-for-sale securities	$5,437,341	$2,360,624
Adjustment to deferred acquisition costs	(37,492)	(12,927)
Deferred income taxes	(1,079,970)	(469,540)
Net unrealized appreciation on available-for-sale securities	$4,319,879	$1,878,157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2014, by contractual maturity, are summarized as follows:

	June 30, 2014 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$4,736,604	$4,812,154	$3,837,695	$3,916,696
Due in one year through five years	37,169,207	39,605,904	9,617,236	10,429,258
Due after five years through ten years	52,561,331	54,990,188	5,990,938	7,446,929
Due after ten years	10,761,526	11,036,579	3,042,026	4,425,582
Due at multiple maturity dates	76,709	145,370	-	-

	$105,305,377	$110,590,195	$22,487,895	$26,218,465

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and mortgage loans on real estate for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)				Six Months Ended June 30, (Unaudited)
	Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate		Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate
	2014	2013	2014	2013	2014	2013	2014	2013

Proceeds	$5,250,808	$1,256,225	$2,300,954	$749,432	$8,681,138	$3,043,743	$3,010,790	$1,440,236

Gross realized gains	287,893	8,582	177,324	120,754	567,463	59,595	195,285	223,269

Gross realized losses	(66)	(2,404)	-	-	(1,032)	(6,663)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2014 and 2013 and the amount of realized investment gains on fixed maturity and equity securities available-for-sale and mortgage loans on real estate for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2014	2013	2014	2013

Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$1,710,928	$(2,483,725)	$3,073,930	$(2,303,881)
Equity securities	7,369	6,905	2,787	19,203

Net realized investment gains:
Available-for-sale securities:
Fixed maturity securities	266,427	6,178	545,031	52,932
Equity securities	21,400	-	21,400	-
Mortgage loans on real estate	177,324	120,754	195,285	223,269

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2014	2013	2014	2013
Fixed maturity securities	$1,128,167	$1,094,086	$2,248,063	$2,192,919
Equity securities	10,747	7,371	21,404	14,686
Other long-term investments	418,379	419,843	833,790	815,478
Mortgage loans	581,733	266,145	1,035,705	476,167
Policy loans	25,435	24,961	50,378	49,065
Real estate	204,799	90,710	377,994	181,420
Short-term and other investments	35,781	17,536	72,078	27,964
Gross investment income	2,405,041	1,920,652	4,639,412	3,757,699
Investment expenses	(143,438)	(156,285)	(407,001)	(341,709)
Net investment income	$2,261,603	$1,764,367	$4,232,411	$3,415,990

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2014 and December 31, 2013, these required deposits, included in investment assets, had amortized costs that totaled $3,245,734 and $3,220,853, respectively. As of June 30, 2014 and December 31, 2013, these required deposits had fair values that totaled $3,264,760 and $3,097,372, respectively.

The Company’s mortgage loans by property type as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage

Commercial mortgage loans

Retail stores	$1,698,527	5.93%	$1,801,443	9.42%
Office buildings	335,893	1.17%	349,508	1.83%

Total commercial mortgage loans	2,034,420	7.10%	2,150,951	11.25%

Residential mortgage loans	26,627,871	92.90%	16,973,918	88.75%

Total mortgage loans	$28,662,291	100.00%	$19,124,869	100.00%

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-half of this land. The Company also owns one acre of land in Greensburg, Indiana that includes a 3,975 square foot retail building on approximately 8% of this land, another acre of land in Norman, Oklahoma that includes a 9,100 square foot retail building on approximately 18% of this land, one acre of land in Houston, Texas that includes a 9,195 square foot building constructed on approximately 25% of this land and three-fourths of an acre of land in Harrisonville, Missouri that includes a 6,895 square foot building constructed on approximately 20% of this land.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.      Investments (continued)

The Company’s investment real estate as of June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013

Land	$2,247,638	$1,453,135

Buildings	7,676,169	5,688,816
Less - accumulated depreciation	(685,973)	(609,980)
Buildings net of accumulated depreciation	6,990,196	5,078,836

Investment real estate, net of accumulated depreciation	$9,237,834	$6,531,971

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

3.      Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 is summarized as follows:

June 30, 2014 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,668,667	$-	$2,668,667
States and political subdivisions	-	658,877	-	658,877
Residential mortgage-backed securities	-	145,370	-	145,370
Corporate bonds	-	94,415,778	-	94,415,778
Foreign bonds	-	12,701,503	-	12,701,503

Total fixed maturity securities	$-	$110,590,195	$-	$110,590,195

Equity securities, available-for-sale
Mutual funds	$-	$92,793	$-	$92,793
Corporate preferred stock	199,420	154,871	-	354,291
Corporate common stock	280,997	-	18,000	298,997
Total equity securities	$480,417	$247,664	$18,000	$746,081

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,055,621	$-	$3,055,621
States and political subdivisions	-	200,398	-	200,398
Residential mortgage-backed securities	-	148,610	-	148,610
Corporate bonds	-	91,753,636	-	91,753,636
Foreign bonds	-	5,271,446	-	5,271,446
Total fixed maturity securities	$-	$100,429,711	$-	$100,429,711

Equity securities, available-for-sale
Mutual funds	$-	$84,567	$-	$84,567
Corporate preferred stock	81,540	255,512	-	337,052
Corporate common stock	277,814	-	18,000	295,814
Total equity securities	$359,354	$340,079	$18,000	$717,433

As of both June 30, 2014 and December 31, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

June 30, 2014

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of June 30, 2014.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

3.      Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2014 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,034,420	$2,080,498	$-	$-	$2,080,498
Residential	26,627,871	27,329,677	-	-	27,329,677
Policy loans	1,517,997	1,517,997	-	-	1,517,997
Other long-term investments	22,487,895	26,218,465	-	-	26,218,465
Cash and cash equivalents	8,881,179	8,881,179	8,881,179	-	-
Short-term investments	1,392,649	1,392,649	1,392,649	-	-
Accrued investment income	1,680,209	1,680,209	-	-	1,680,209
Total financial assets	$64,622,220	$69,100,674	$10,273,828	$-	$58,826,846
Financial liabilities
Policyholders' account balances	$128,271,756	$114,702,605	$-	$-	$114,702,605
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	630,030	630,030	-	-	630,030
Total financial liabilities	$132,978,259	$119,409,108	$-	$-	$119,409,108

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,150,951	$2,169,618	$-	$-	$2,169,618
Residential	16,973,918	17,758,414	-	-	17,758,414
Policy loans	1,488,646	1,488,646	-	-	1,488,646
Other long-term investments	21,763,648	24,728,710	-	-	24,728,710
Cash and cash equivalents	10,608,438	10,608,438	10,608,438	-	-
Accrued investment income	1,558,153	1,558,153	-	-	1,558,153
Total financial assets	$54,543,754	$58,311,979	$10,608,438	$-	$47,703,541
Financial liabilities
Policyholders' account balances	$113,750,681	$96,709,910	$-	$-	$96,709,910
Policy claims	611,417	611,417	-	-	611,417
Total financial liabilities	$114,362,098	$97,321,327	$-	$-	$97,321,327

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

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

Cash and Cash Equivalents, Short-Term Investments, Accrued Investment Income and Policy Loans

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value. These notes payable were just issued on March 26, 2014 and current refinancing of these liabilities would result in notes payable yielding approximately the carrying amount as shown in the June 30, 2014 consolidated statement of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

4.      Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

The segment data as of December 31, 2013 and for the three and six months ended June 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

These segments as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2014	2013	2014	2013
Revenues:
Life insurance operations	$2,501,936	$2,352,794	$5,015,313	$4,717,945
Annuity operations	2,091,196	1,405,019	3,752,434	2,726,142
Corporate operations	72,440	59,719	188,493	104,906

Total	$4,665,572	$3,817,532	$8,956,240	$7,548,993

Income (loss) before income taxes:
Life insurance operations	$(110,708)	$(102,239)	$(121,275)	$224,476
Annuity operations	502,614	333,806	726,655	573,694
Corporate operations	59,361	(139,750)	111,385	(356,225)

Total	$451,267	$91,817	$716,765	$441,945

Depreciation and amortization expense:
Life insurance operations	$304,173	$262,884	$659,460	$623,072
Annuity operations	126,927	42,479	276,880	92,437
Corporate operations	2,227	6,371	5,570	12,019

Total	$433,327	$311,734	$941,910	$727,528

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Life insurance operations	$44,065,886	$41,720,508
Annuity operations	156,722,340	134,934,891
Corporate operations	6,341,958	6,517,760
Total	$207,130,184	$183,173,159

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

5.      Notes Payable

Notes payable as of June 30, 2014 are summarized as follows:

(Unaudited) June 30, 2014
Promissory note payable to Grand Bank, secured by real estate and tenant leases located in Indiana, Oklahoma and Texas, 35 monthly payments of interest at 4.50% with a final payment in the 36th month of $3,009,265 of principal plus unpaid accrued interest at 4.50%, maturity date is March 26, 2017	$3,009,265
Promissory note payable to Grand Bank, secured by real estate and tenant leases located in Missouri, 35 monthly payments of interest at 4.50% with a final payment on the 36th month of $1,067,208 of principal plus unpaid accrued interest at 4.50%, maturity date is March 26, 2017	1,067,208
Total promissory notes payable	$4,076,473

The $3,009,265 promissory note is collateralized by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014 including assignment of the tenant leases.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016 and $15,331 in 2017, $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building is leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extension effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

The $1,067,208 promissory note is collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

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

June 30, 2014

(Unaudited)

8.      Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, 2014 and 2013 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of April 1, 2014	$2,975,234	$(17,949)	$2,957,285
Other comprehensive income before reclassifications, net of tax	1,746,758	(12,044)	1,734,714
Less amounts reclassified from accumulated other comprehensive income, net of tax	372,120	-	372,120
Other comprehensive income	1,374,638	(12,044)	1,362,594
Balance as of June 30, 2014	$4,349,872	$(29,993)	$4,319,879

Balance as of April 1, 2013	$5,965,023	$(31,052)	$5,933,971
Other comprehensive loss before reclassifications, net of tax	(1,879,909)	9,759	(1,870,150)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	101,546	-	101,546
Other comprehensive loss	(1,981,455)	9,759	(1,971,696)
Balance as of June 30, 2013	$3,983,568	$(21,293)	$3,962,275

	Six Months Ended June 30, 2014 and 2013 (Unaudited)
	Unrealized Appreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income
Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	3,070,746	(19,652)	3,051,094
Less amounts reclassified from accumulated other comprehensive income, net of tax	609,372	-	609,372
Other comprehensive income	2,461,374	(19,652)	2,441,722
Balance as of June 30, 2014	$4,349,872	$(29,993)	$4,319,879

Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(1,606,781)	9,346	(1,597,435)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	220,960	-	220,960
Other comprehensive loss	(1,827,741)	9,346	(1,818,395)
Balance as of June 30, 2013	$3,983,568	$(21,293)	$3,962,275

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

8.      Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, 2014 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,183,448	$436,690	$1,746,758
Reclassification adjustment for gains included in income	(465,151)	(93,031)	(372,120)
Net unrealized gains on investments	1,718,297	343,659	1,374,638
Adjustment to deferred acquisition costs	(15,055)	(3,011)	(12,044)
Total other comprehensive income	$1,703,242	$340,648	$1,362,594

	Three Months Ended June 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,349,888)	$(469,979)	$(1,879,909)
Reclassification adjustment for gains included in income	(126,932)	(25,386)	(101,546)
Net unrealized losses on investments	(2,476,820)	(495,365)	(1,981,455)
Adjustment to deferred acquisition costs	12,197	2,438	9,759
Total other comprehensive loss	$(2,464,623)	$(492,927)	$(1,971,696)

	Six Months Ended June 30, 2014 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,838,433	$767,687	$3,070,746
Reclassification adjustment for gains included in income	(761,716)	(152,344)	(609,372)
Net unrealized gains on investments	3,076,717	615,343	2,461,374
Adjustment to deferred acquisition costs	(24,565)	(4,913)	(19,652)
Total other comprehensive income	$3,052,152	$610,430	$2,441,722

	Six Months Ended June 30, 2013 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,008,477)	$(401,696)	$(1,606,781)
Reclassification adjustment for gains included in income	(276,201)	(55,241)	(220,960)
Net unrealized losses on investments	(2,284,678)	(456,937)	(1,827,741)
Adjustment to deferred acquisition costs	11,681	2,335	9,346
Total other comprehensive loss	$(2,272,997)	$(454,602)	$(1,818,395)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

8.      Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2014	2013	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$465,151	$126,932	$761,716	$276,201
Income tax expenses (b)	(93,031)	(25,386)	(152,344)	(55,241)
Total reclassification adjustments	$372,120	$101,546	$609,372	$220,960

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

June 30, 2014

(Unaudited)

9.      Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans (continued)

As of June 30, 2014, $201,751 of cash and $439,828 of independent mortgage loan balances totaling $641,579 are held in escrow by a third party for the benefit of the Company related to its investment in $7,120,469 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $104,599 allowance for possible loan losses in the remaining $21,541,822 of investments in mortgage loans on real estate as of June 30, 2014.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $321,243 and $340,243 as of June 30, 2014 and December 31, 2013, respectively, are carried net of unearned interest and any estimated loan losses.

There was no unearned interest as of June 30, 2014 and December 31, 2013. Allowances for loan losses on premium financing were $197,358 and $206,858 as of June 30, 2014 and December 31, 2013, respectively.

The balances of and changes in the company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2014	2013	2014	2013

Allowance at beginning of period	$282,656	$275,370	$265,053	$228,999
Charges (credits) to operations	19,301	(5,584)	36,904	40,787

Allowance at end of period	$301,957	$269,786	$301,957	$269,786

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuities in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia and has certificate of authority applications pending in Alabama, Georgia, Michigan and Mississippi.

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

Acquisitions

The Company also expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of FLAC, included in the life insurance and annuity segments, for $2,500,000 and had additional acquisition related expenses of $195,000. In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of FBLIC, also included in the life insurance and annuity segments, for $13,855,129.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, allowance for loan losses from mortgages and premium financing, value of insurance business acquired, policy liabilities, regulatory requirements, contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s fee income related to providing limited services will be subject to this updated guidance.

The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The updated guidance is effective for the quarter ending March 31, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position, or liquidity.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance targets in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award.

The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating that fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

In June 2013, each board issued for comment an exposure draft of the accounting for insurance contracts that has significant differences from the other board's draft as well as from current GAAP. Both exposure drafts proposed changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums, policyholders’ account balances, future policy benefits, policy claims and claims adjustment expenses, reinsurance and deferred acquisition costs. In February 2014, due to the evaluation of responses received from its 2013 exposure draft, the FASB announced that it has decided to consider targeted improvements to GAAP related to insurance contracts rather than a comprehensive overhaul of GAAP related to insurance contracts.

The FASB and the IASB also continue to deliberate the three remaining projects intended to bring convergence between GAAP and IFRS for accounting for financial instruments and leasing. The Boards currently have different positions on certain key aspects of the financial instrument project (the classification and measurement and impairment) but both Boards intend to complete their financial instrument project during the first half of 2014. The timing of the leasing project is not known at this time.

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

Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

Our business segments beginning January 1, 2014 are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company, FTCC and SIS after the elimination of intercompany amounts.

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 for additional information regarding segment information. The segment data as of December 31, 2013 and for the three and six months ended June 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2014 and 2013

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$1,932,055	$1,921,494	$10,561	0.5%
Net investment income	2,261,603	1,764,367	497,236	28.2%
Net realized investment gains	465,151	126,932	338,219	266.5%
Other income	6,763	4,739	2,024	42.7%
Total revenues	4,665,572	3,817,532	848,040	22.2%
Benefits and claims	2,648,244	2,318,195	330,049	14.2%
Expenses	1,566,061	1,407,520	158,541	11.3%
Total benefits, claims and expenses	4,214,305	3,725,715	488,590	13.1%
Income before federal income tax expense	451,267	91,817	359,450	391.5%
Federal income tax expense	17,087	19,267	(2,180)	-11.3%
Net income	$434,180	$72,550	$361,630	498.5%

Net income per common share
basic and diluted	$0.06	$0.01	$0.05

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2014 and 2013

	(Unaudited)
	Six Months Ended June 30,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$3,942,038	$3,849,044	$92,994	2.4%
Net investment income	4,232,411	3,415,990	816,421	23.9%
Net realized investment gains	761,716	276,201	485,515	175.8%
Other income	20,075	7,758	12,317	158.8%
Total revenues	8,956,240	7,548,993	1,407,247	18.6%
Benefits and claims	5,170,531	4,487,658	682,873	15.2%
Expenses	3,068,944	2,619,390	449,554	17.2%
Total benefits, claims and expenses	8,239,475	7,107,048	1,132,427	15.9%
Income before federal income tax expense (benefit)	716,765	441,945	274,820	62.2%
Federal income tax expense (benefit)	39,431	(11,597)	51,028	-440.0%
Net income	$677,334	$453,542	$223,792	49.3%

Net income per common share
basic and diluted	$0.09	$0.06	$0.03

Consolidated Condensed Financial Position as of June 30, 2014 and December 31, 2013

	(Unaudited) June 30, 2014	December 31, 2013	Increase 2014 to 2013	Percentage Change 2014 to 2013

Investment assets	$173,242,293	$150,056,278	$23,186,015	15.5%
Other assets	33,887,891	33,116,881	771,010	2.3%
Total assets	$207,130,184	$183,173,159	$23,957,025	13.1%

Policy liabilities	$163,582,185	$147,806,056	$15,776,129	10.7%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	3,115,239	2,543,825	571,414	22.5%
Other liabilities	2,676,217	2,182,264	493,953	22.6%
Total liabilities	173,450,114	152,532,145	20,917,969	13.7%
Shareholders' equity	33,680,070	30,641,014	3,039,056	9.9%
Total liabilities and shareholders' equity	$207,130,184	$183,173,159	$23,957,025	13.1%

Shareholders' equity per common share	$4.30	$3.90	$0.40

Results of Operations – Three Months Ended June 30, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$1,932,055	$1,921,494	$10,561	0.5%
Net investment income	2,261,603	1,764,367	497,236	28.2%
Net realized investment gains	465,151	126,932	338,219	266.5%
Other income	6,763	4,739	2,024	42.7%
Total revenues	$4,665,572	$3,817,532	$848,040	22.2%

The increase in total revenues of $848,040 for the three months ended June 30, 2014 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$12,386	$34,807	$(22,421)	-64.4%
Whole life and term renewal	617,086	667,077	(49,991)	-7.5%
Final expense first year	201,488	239,575	(38,087)	-15.9%
Final expense renewal	1,101,095	980,035	121,060	12.4%
Total premiums	$1,932,055	$1,921,494	$10,561	0.5%

The $10,561 increase in premiums for the three months ended June 30, 2014 is primarily due to a $121,060 increase in final expense renewal premiums that exceeded a $110,499 decrease in whole life and term first year and renewal premiums and final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years. The decrease in final expense first year premiums is primarily due to the impact of competition and the interrelationships of our premium rates, commission rates and underwriting policies compared to those of other life insurance companies also focusing on final expense production.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$1,128,167	$1,094,086	$34,081	3.1%
Equity securities	10,747	7,371	3,376	45.8%
Other long-term investments	418,379	419,843	(1,464)	-0.3%
Mortgage loans	581,733	266,145	315,588	118.6%
Policy loans	25,435	24,961	474	1.9%
Real estate	204,799	90,710	114,089	125.8%
Short-term and other investments	35,781	17,536	18,245	104.0%
Gross investment income	2,405,041	1,920,652	484,389	25.2%
Investment expenses	(143,438)	(156,285)	(12,847)	8.2%
Net investment income	$2,261,603	$1,764,367	$497,236	28.2%

The $484,389 increase in gross investment income for the three months ended June 30, 2014 is due to the 2014 investment of excess cash primarily in mortgage loans, real estate and fixed maturity securities. In the twelve months since June 30, 2013, our investments in mortgage loans have increased approximately $15.1 million. In addition, since December 1, 2013, we have purchased four retail business buildings located in Indiana, Missouri, Oklahoma and Texas for approximately $6.7 million. Investments in fixed maturity securities have also increased $10.4 million since June 30, 2013. The interest and rental income on these investments in mortgage loans, real estate and fixed maturity securities accounted for $463,758 of the $484,389 increase in gross investment income.

The $12,847 decrease in investment expenses for the three months ended June 30, 2014 is due to the Company reversing approximately $51,000 of depreciation on investment real estate that should not have been expensed during first quarter 2014. Without this reversal, investment expenses would have increased approximately $38,000 in second quarter 2014 due to fees and expenses associated with our increased investments in mortgage loans and real estate.

Net Realized Investment Gains

There was a $338,219 increase in net realized investment gains for the three months ended June 30, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $266,427 for the three months ended June 30, 2014 resulted from proceeds of $5,149,728 for these securities that had carrying values of $4,883,301 at the 2014 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $6,178 for the three months ended June 30, 2013 resulted from proceeds of $1,256,225 for these securities that had carrying values of $1,250,047 as of the 2013 disposal dates.

The net realized investment gains from mortgage loans on real estate of $177,324 for the three months ended June 30, 2014, resulted from the early pay off of mortgage loans that we had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $120,754 for the three months ended June 30, 2013, resulted from the early payoff of a mortgage loan that we had also acquired at a discount price.

The net realized investment gains from the sales of equity securities available-for-sale of $21,400 for the three months ended June 30, 2014 resulted from proceeds of $101,080 for these securities that had carrying values of $79,680 at the 2014 disposal dates.

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

Our benefits, claims and expenses for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$594,832	$575,056	$19,776	3.4%
Death benefits	750,013	601,828	148,185	24.6%
Surrenders	152,492	179,940	(27,448)	-15.3%
Interest credited to policyholders	1,079,517	892,263	187,254	21.0%
Dividend, endowment and supplementary life contract benefits	71,390	69,108	2,282	3.3%
Total benefits and claims	2,648,244	2,318,195	330,049	14.2%

Expenses
Policy acquisition costs deferred	(558,309)	(511,059)	(47,250)	9.2%
Amortization of deferred policy acquisition costs	308,272	126,171	182,101	144.3%
Amortization of value of insurance business acquired	96,744	120,956	(24,212)	-20.0%
Commissions	529,531	533,795	(4,264)	-0.8%
Other underwriting, insurance and acquisition expenses	1,189,823	1,137,657	52,166	4.6%
Total expenses	1,566,061	1,407,520	158,541	11.3%
Total benefits, claims and expenses	$4,214,305	$3,725,715	$488,590	13.1%

The increase of $488,590 in total benefits, claims and expenses for the three months ended June 30, 2014 is discussed below.

Benefits and Claims

The $329,949 increase in benefits and claims for the three months ended June 30, 2014 is primarily due to the following:

●

$187,254 increase in interest credited to policyholders that is primarily due to an approximate $23.3 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2013.

●

$148,185 increase in death benefits is primarily due to increased number of claims and increased average amount per claim. This is as expected due to an increase in final expense life insurance in force.

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

For the three months ended June 30, 2014 and 2013, capitalized costs were $558,309 and $511,059, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2014 and 2013 were $308,272 and $126,171, respectively.

The $47,250 increase in the acquisition costs deferred primarily relates to increased production of final expense products by FBLIC appointed agents based upon expansion into additional states and recruiting of additional agents. The $182,101 increase in the 2014 amortization of deferred acquisition costs is due to increased lapsation of whole life and term renewal products originally sold by TLIC. This does not include the in force business acquired as a result of the purchases of FLAC and FBLIC in 2008 and 2011, respectively.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $96,744 and $120,956 for the three months ended June 30, 2014 and 2013, respectively. The $24,212 decrease in the 2014 amortization of value of insurance business acquired is due to the persistency of the FLAC and FBLIC business acquired in 2008 and 2011, respectively, due to our continuing conservation efforts.

Commissions

Our commissions for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$167,038	$113,607	$53,431	47.0%
Whole life and term first year	10,926	24,200	(13,274)	-54.9%
Whole life and term renewal	27,554	25,290	2,264	9.0%
Final expense first year	227,427	278,395	(50,968)	-18.3%
Final expense renewal	96,586	92,303	4,283	4.6%
Total commissions	$529,531	$533,795	$(4,264)	-0.8%

The $4,264 decrease in commissions for the three months ended June 30, 2014 is primarily due to:

●	$50,968 decrease in final expense first year commissions that correspond to the $38,087 decrease in final expense first year premiums.

●	$13,274 decrease in whole life and term first year commissions that correspond to the $22,421 decrease in whole life and term first year premiums.

●	$53,431 increase in annuity first year, single and renewal commissions that corresponds to $1,890,289 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $52,166 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2014 is primarily due to increased 2014 costs associated with the regularly scheduled triennial insurance examinations routinely conducted by the OID for TLIC and Missouri Department of Insurance (“MDI”) for FBLIC. In addition, we have incurred increased legal costs in 2014. Salaries have also risen due to an asset growth bonus payment related to an employment contract since the Company has recently exceeded $200.0 million in U. S. GAAP assets.

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

For the three months ended June 30, 2014 and 2013, current income tax expense was $28,191 and $55,724, respectively. Deferred federal income tax benefits were $11,104 and $36,457 for the three months ended June 30, 2014 and 2013, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $434,180 ($0.06 per common share basic and diluted) and $72,550 ($0.01 per common share basic and diluted) for the three months ended June 30, 2014 and 2013, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2014 and 2013 were 7,831,934 and 7,851,984, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are included in the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

The segment data as of December 31, 2013 and for the three months ended June 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$2,501,936	$2,352,794	$149,142	6.3%
Annuity operations	2,091,196	1,405,019	686,177	48.8%
Corporate operations	72,440	59,719	12,721	21.3%
Total	$4,665,572	$3,817,532	$848,040	22.2%
Income (loss) before income taxes:
Life insurance operations	$(110,708)	$(99,151)	$(11,557)	11.7%
Annuity operations	502,614	334,467	168,147	50.3%
Corporate operations	59,361	(143,499)	202,860	-141.4%
Total	$451,267	$91,817	$359,450	391.5%

Life Insurance Operations

The $149,142 increase in revenues from Life Insurance Operations for the three months ended June 30, 2014 is primarily due to the following:

●	$78,392 increase in net realized investment gains

●	$56,519 increase in net investment income

●	$10,561 increase in premiums

The $11,557 increased loss from Life Insurance Operations for the three months ended June 30, 2014 is primarily due to the following:

●	$148,185 increase in death benefits

●	$137,658 decrease in policy acquisition costs deferred net of amortization

●	$10,561 increase in premiums

●	$27,448 decrease in surrenders

●	$37,196 decrease in other underwriting, insurance and acquisition expenses

●	$56,519 increase in net investment income

●	$57,695 decrease in commissions

●	$78,392 increase in net realized investment gains

Annuity Operations

The $686,177 increase in revenues from Annuity Operations for the three months ended June 30, 2014 is due to the following:

●	$426,351 increase in net investment income

●	$259,827 increase in net realized investment gains

The $168,147 increased profitability from Annuity Operations for the three months ended June 30, 2014 is due to the following:

●	$426,350 increase in net investment income

●	$259,827 increase in net realized investment gains

●	$280,150 increase in other underwriting, insurance and acquisition expenses

●	$187,254 increase in interest credited to policyholders

●	$53,431 increase in commissions

Corporate Operations

The $12,721 increase in revenues from Corporate Operations for the three months ended June 30, 2014 is primarily due to $14,366 of increased net investment income.

The $202,860 increased Corporate Operations profitability for the three months ended June 30, 2014 is primarily due to $14,366 of increased net investment income and $188,000 of decreased operating expenses. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Results of Operations – Six Months Ended June 30, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$3,942,038	$3,849,044	$92,994	2.4%
Net investment income	4,232,411	3,415,990	816,421	23.9%
Net realized investment gains	761,716	276,201	485,515	175.8%
Other income	20,075	7,758	12,317	158.8%
Total revenues	$8,956,240	$7,548,993	$1,407,247	18.6%

The increase in total revenues of $1,407,247 for the six months ended June 30, 2014 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$31,917	$58,002	$(26,085)	-45.0%
Whole life and term renewal	1,338,662	1,388,694	(50,032)	-3.6%
Final expense first year	388,272	492,458	(104,186)	-21.2%
Final expense renewal	2,183,187	1,909,890	273,297	14.3%
Total premiums	$3,942,038	$3,849,044	$92,994	2.4%

The $92,944 increase in premiums for the six months ended June 30, 2014 is primarily due to a $273,297 increase in final expense renewal premiums that exceeded a $180,303 decrease in whole life and term first year and renewal premiums and final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years. The decrease in final expense first year premiums is primarily due to the impact of competition and the interrelationships of our premium rates, commission rates and underwriting policies compared to those of other life insurance companies also focusing on final expense production.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Six Months Ended June 30,		Increase	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$2,248,063	$2,192,919	$55,144	2.5%
Equity securities	21,404	14,686	6,718	45.7%
Other long-term investments	833,790	815,478	18,312	2.2%
Mortgage loans	1,035,705	476,167	559,538	117.5%
Policy loans	50,378	49,065	1,313	2.7%
Real estate	377,994	181,420	196,574	108.4%
Short-term and other investments	72,078	27,964	44,114	157.8%
Gross investment income	4,639,412	3,757,699	881,713	23.5%
Investment expenses	(407,001)	(341,709)	65,292	-19.1%
Net investment income	$4,232,411	$3,415,990	$816,421	23.9%

The $881,713 increase in gross investment income for the six months ended June 30, 2014 is due to the 2014 investment of excess cash primarily in mortgage loans, real estate and fixed maturity securities. In the twelve months since June 30, 2013, our investments in mortgage loans have increased approximately $15.1 million. In addition, since December 1, 2013, we have purchased four retail business buildings located in Indiana, Missouri, Oklahoma and Texas for approximately $6.7 million. Investments in fixed maturity securities have also increased $10.4 million since June 30, 2013. The interest and rental income on these investments in mortgage loans, real estate and fixed maturity securities accounted for $811,256 of the $881,713 increase in gross investment income.

The $65,292 increase in investment expenses for the six months ended June 30, 2014 is primarily related to fees and expenses associated with our increased investments in mortgage loans and real estate.

Net Realized Investment Gains

There was a $485,515 increase in net realized investment gains for the six months ended June 30, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $545,031 for the six months ended June 30, 2014 resulted from proceeds of $8,580,058 for these securities that had carrying values of $8,035,027 at the 2014 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $52,932 for the six months ended June 30, 2013 resulted from proceeds of $3,043,743 for these securities that had carrying values of $2,990,811 as of the 2013 disposal dates.

The net realized investment gains from mortgage loans on real estate of $195,285 for the six months ended June 30, 2014, resulted from the early pay off of mortgage loans that we had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $223,269 for the six months ended June 30, 2013, resulted from the early payoff of three mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from the sales of equity securities available-for-sale of $21,400 for the six months ended June 30, 2014 resulted from proceeds of $101,080 for these securities that had carrying values of $79,680 at the 2014 disposal dates.

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

Our benefits, claims and expenses for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$1,214,804	$1,165,747	$49,057	4.2%
Death benefits	1,472,462	1,095,694	376,768	34.4%
Surrenders	243,938	308,976	(65,038)	-21.0%
Interest credited to policyholders	2,101,727	1,795,303	306,424	17.1%
Dividend, endowment and supplementary life contract benefits	137,600	121,938	15,662	12.8%
Total benefits and claims	5,170,531	4,487,658	682,873	15.2%

Expenses
Policy acquisition costs deferred	(1,086,471)	(1,152,594)	66,123	-5.7%
Amortization of deferred policy acquisition costs	589,554	383,709	205,845	53.6%
Amortization of value of insurance business acquired	202,598	215,800	(13,202)	-6.1%
Commissions	1,039,981	1,052,437	(12,456)	-1.2%
Other underwriting, insurance and acquisition expenses	2,323,282	2,120,038	203,244	9.6%
Total expenses	3,068,944	2,619,390	449,554	17.2%
Total benefits, claims and expenses	$8,239,475	$7,107,048	$1,132,427	15.9%

The increase of $1,132,427 in total benefits, claims and expenses for the six months ended June 30, 2014 is discussed below.

Benefits and Claims

The $682,873 increase in benefits and claims for the six months ended June 30, 2014 is primarily due to the following:

●

$376,768 increase in death benefits is primarily due to increased number of claims and increased average amount per claim. This is as expected due to an increase in final expense life insurance in force.

●

$306,424 increase in interest credited to policyholders is primarily due to an approximate $23.3 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2013.

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

For the six months ended June 30, 2014 and 2013, capitalized costs were $1,086,471 and $1,152,594, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2014 and 2013 were $589,554 and $383,709, respectively.

The $66,123 decrease in the acquisition costs deferred primarily relates to our September 30, 2013 decisions to decrease the deferral of non-commission acquisition costs for products sold in 2013 and beyond and to increase the average final expense in force policy amount from $5,000 to $9,700 in the deferral calculation of non-commission acquisition costs for products sold in 2013 and beyond. The $205,845 increase in the 2014 amortization of deferred acquisition costs is due to increased lapsation of whole life and term renewal products originally sold by TLIC. This does not include the in force business acquired as a result of the purchases of FLAC and FBLIC in 2008 and 2011, respectively.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $202,598 and $215,800 for the six months ended June 30, 2014 and 2013, respectively. The $13,202 decrease in the 2014 amortization of value of insurance business acquired is due to the persistency of the FLAC and FBLIC business acquired in 2008 and 2011, respectively, due to our continuing conservation efforts.

Commissions

Our commissions for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$332,381	$205,144	$127,237	62.0%
Whole life and term first year	27,462	41,196	(13,734)	-33.3%
Whole life and term renewal	53,559	50,974	2,585	5.1%
Final expense first year	434,561	575,224	(140,663)	-24.5%
Final expense renewal	192,018	179,899	12,119	6.7%
Total commissions	$1,039,981	$1,052,437	$(12,456)	-1.2%

The $12,456 decrease in commissions for the six months ended June 30, 2014 is primarily due to:

●	$140,663 decrease in final expense first year commissions that correspond to the $104,186 decrease in final expense first year premiums.

●	$127,237 increase in annuity first year, single and renewal commissions that corresponds to $4,348,319 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $203,244 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2014 is primarily due to increased 2014 costs associated with the regularly scheduled triennial insurance examinations routinely conducted by the OID for TLIC and Missouri Department of Insurance (“MDI”) for FBLIC. In addition, we have incurred increased legal costs in 2014. Salaries have also risen due to an asset growth bonus payment related to an employment contract since the Company has recently exceeded $200.0 million in U. S. GAAP assets.

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

For the six months ended June 30, 2014 and 2013, current income tax expense was $78,450 and $103,248, respectively. Deferred federal income tax benefit was $39,019 and $114,845 for the six months ended June 30, 2014 and 2013, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $677,334 ($0.09 per common share basic and diluted) and $453,542 ($0.06 per common share basic and diluted) for the six months ended June 30, 2014 and 2013, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the six months ended June 30, 2014 and 2013 were 7,833,605 and 7,852,045, respectively.

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

The segment data as of December 31, 2013 and for the six months ended June 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$5,015,313	$4,717,945	$297,368	6.3%
Annuity operations	3,752,434	2,726,142	1,026,292	37.6%
Corporate operations	188,493	104,906	83,587	79.7%
Total	$8,956,240	$7,548,993	$1,407,247	18.6%
Income (loss) before income taxes:
Life insurance operations	$(121,275)	$224,476	$(345,751)	-154.0%
Annuity operations	726,655	573,694	152,961	26.7%
Corporate operations	111,385	(356,225)	467,610	-131.3%
Total	$716,765	$441,945	$274,820	62.2%

Life Insurance Operations

The $297,368 increase in revenues from Life Insurance Operations for the six months ended June 30, 2014 is primarily due to the following:

●	$108,844 increase in net realized investment gains

●	$92,994 increase in premiums

●	$80,979 increase in net investment income

The $345,751 increased loss from Life Insurance Operations for the six months ended June 30, 2014 is primarily due to the following:

●	$376,768 increase in death benefits

●	$322,920 decrease in policy acquisition costs deferred net of amortization

●	$97,296 increase in other underwriting, insurance and acquisition expenses

●	$80,979 increase in net investment income

●	$92,994 increase in premiums

●	$108,844 increase in net realized investment gains

●	$139,693 decrease in commissions

Annuity Operations

The $1,026,292 increase in revenues from Annuity Operations for the six months ended June 30, 2014 is due to the following:

●	$649,621 increase in net investment income

●	$376,671 increase in net realized investment gains

The $152,961 increased profitability from Annuity Operations for the six months ended June 30, 2014 is due to the following:

●	$649,621 increase in net investment income

●	$376,671 increase in net realized investment gains

●	$50,952 increase in policy acquisition costs deferred net of amortization

●	$490,622 increase in other underwriting, insurance and acquisition expenses

●	$306,424 increase in interest credited to policyholders

●	$127,237 increase in commissions

Corporate Operations

The $83,587 increase in revenues from Corporate Operations for the six months ended June 30, 2014 is primarily due to $85,821 of increased net investment income.

The $467,610 increased Corporate Operations profitability for the six months ended June 30, 2014 is primarily due to $85,821 of increased net investment income and $382,000 of decreased operating expenses. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of June 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) June 30, 2014	December 31, 2013	Increase 2014 to 2013	Percentage Change 2014 to 2013
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $105,305,377 and $98,218,823 as of June 30, 2014 and December 31, 2013, respectively)	$110,590,195	$100,429,711	$10,160,484	10.1%
Available-for-sale equity securities at fair value (cost: $593,558 and $567,697 as of June 30, 2014 and December 31, 2013, respectively)	746,081	717,433	28,648	4.0%
Mortgage loans on real estate	28,662,291	19,124,869	9,537,422	49.9%
Investment real estate	9,237,834	6,531,971	2,705,863	41.4%
Policy loans	1,517,997	1,488,646	29,351	2.0%
Other long-term investments	22,487,895	21,763,648	724,247	3.3%
Total investments	$173,242,293	$150,056,278	$23,186,015	15.5%

The $10,160,484 increase in available-for-sale fixed maturity securities for the six months ended June 30, 2014 is primarily due to purchases of $15,551,685, net realized investment gains of $545,031, increase in unrealized appreciation of $3,073,930 in excess of sales and maturities of $8,580,058 and premium amortization of $430,104. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of June 30, 2014, we held 48 available-for-sale fixed maturity securities with an unrealized loss of $347,929, fair value of $13,026,385 and amortized cost of $13,374,314.

The $28,648 increase in available-for-sale equity securities for the six months ended June 30, 2014 is due to purchases of $105,542, net realized investment gains of $21,400 and a $2,787 increase in unrealized appreciation of available-for-sale equity securities in excess of sales of $101,080. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in several companies.

As of June 30, 2014, we held three available-for-sale equity securities with an unrealized loss of $19,256, fair value of $199,190 and cost of $218,446.

The $9,537,422 increase in mortgage loans for the six months ended June 30, 2014 is primarily due to the purchase or origination of $12,342,197 of mortgage loans, $49,500 capitalization of loan origination fees, $195,285 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $55,571 less principal payments of $3,010,790, increase in the allowance for bad debts of $46,404 and $47,937 of amortization of loan origination fees.

The $724,247 increase in other long-term investments (comprised of lottery receivables) for the six months ended June 30, 2014 is primarily due to the purchases of $1,837,619, accretion of discount of $833,790 less principal payments of $1,947,162.

The $2,705,863 increase in investment real estate for the six months ended June 30, 2014 is primarily due to the February 2014 purchases of one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063) and three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864).

Our assets other than invested assets as of June 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) June 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Cash and cash equivalents	$8,881,179	$10,608,438	$(1,727,259)	-16.3%
Short-term investments	1,392,649	-	1,392,649	100.0%
Accrued investment income	1,680,209	1,558,153	122,056	7.8%
Recoverable from reinsurers	1,181,055	1,200,807	(19,752)	-1.6%
Agents' balances and due premiums	271,568	285,033	(13,465)	-4.7%
Deferred policy acquisition costs	8,644,979	8,172,627	472,352	5.8%
Value of insurance business acquired	6,884,192	7,086,790	(202,598)	-2.9%
Property and equipment, net	104,460	130,287	(25,827)	-19.8%
Other assets	4,847,600	4,074,746	772,854	19.0%
Assets other than investment assets	$33,887,891	$33,116,881	$771,010	2.3%

Other assets consist primarily of recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables and loans from premium financing. The $772,854 increase in other assets is primarily due to $203,000 of increased customer account balances receivable, $186,000 of increased other receivables and $437,000 of increased recoverable federal and state income taxes.

Our liabilities as of June 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) June 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Policy liabilities
Policyholders' account balances	$128,271,756	$113,750,681	$14,521,075	12.8%
Future policy benefits	34,586,650	33,354,454	1,232,196	3.7%
Policy claims	630,030	611,417	18,613	3.0%
Other policy liabilities	93,749	89,504	4,245	4.7%
Total policy liabilities	163,582,185	147,806,056	15,776,129	10.7%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	3,115,239	2,543,825	571,414	22.5%
Other liabilities	2,676,217	2,182,264	493,953	22.6%
Total liabilities	$173,450,114	$152,532,145	$20,917,969	13.7%

The $15,776,129 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $12,419,347, interest credited to policyholders’ account balances of $2,101,727 and increased future policy benefit reserves of $1,232,196 due to the actuarial exposure of the life insurance policies being in force for six additional months.

On March 26, 2014, we issued two notes payable totaling $4,076,473. The first promissory note totaling $3,009,265 is collateralized by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014 including assignment of the tenant leases.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,531 in 2017; $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building is leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extension effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 31, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

The second promissory note totaling $1,067,208 is collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

The $571,414 increase in deferred federal income taxes during the six months ended June 30, 2014 was due to $610,430 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. This increase was offset by $39,019 of operating deferred tax benefits.

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications and unearned investment income. The $493,953 increase in other liabilities is primarily due to a $547,000 increase in deposits on pending applications and a $45,000 increase in accrued expenses that exceeded capitalized and unamortized loan origination fees of $98,000.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2014, we have received $27,119,480 from the sale of our shares.

The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

Our operations have been profitable and have generated $6,638,960 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 to accumulated earnings decreased the balance of accumulated earnings as of June 30, 2014 to $1,368,672, as shown in the accumulated earnings caption in the June 30, 2014 consolidated statement of financial position.

The Company has also purchased 218,259 shares of treasury stock at a cost of $773,731 from former members of the Board of Directors, a former agent and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of June 30, 2014, we had cash and cash equivalents totaling $8,881,179. As of June 30, 2014, cash and cash equivalents of $5,746,834 and $2,488,473, respectively, of the total $8,881,179 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $5,080,015 as of June 30, 2014. Uninsured balances aggregated $2,576,504 as of December 31, 2013. The primary reason for this $2,503,511 increase in uninsured balances is due to a late June 2014 influx of annuity deposits that have not yet been invested. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Net cash provided by operating activities	$817,731	$816,163	$1,568	0.2%
Net cash used in investing activities	(18,960,810)	(8,688,210)	(10,272,600)	118.2%
Net cash provided by financing activities	16,415,820	8,018,752	8,397,068	104.7%
Increase (decrease) in cash and cash equivalents	(1,727,259)	146,705	(1,873,964)	-1277.4%
Cash and cash equivalents, beginning of period	10,608,438	10,947,474	(339,036)	-3.1%
Cash and cash equivalents, end of period	$8,881,179	$11,094,179	$(2,213,000)	-19.9%

The $10,272,600 increase in cash used for investing activities during the six months ended June 30, 2014 was primarily related to increased purchases of fixed maturity securities, mortgage loans and investment real estate in 2014 compared to 2013 that exceeded increased sales and maturities of fixed maturity securities, increased payments of mortgage loans and decreased purchases of other long-term investments (i.e., lottery receivables).

The $8,397,068 increase in cash provided by financing activities for the six months ended June 30, 2014 primarily resulted from $4,322,227 of increased policyholder account deposits in excess of withdrawals and $4,076,473 in proceeds from the issuance of two promissory notes payable in excess of $34,864 of increased purchases of treasury shares.

Our shareholders’ equity as of June 30, 2014 and December 31, 2013 is summarized as follows:

	(Unaudited) June 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 issued as of June 30, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of June 30, 2014 and December 31, 2013, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,748	28,684,748	-	0.0%
Treasury stock, at cost (218,259 and 198,209 shares as of June 30, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)	(80,000)	11.5%
Accumulated other comprehensive income	4,319,879	1,878,157	2,441,722	130.0%
Accumulated earnings	1,368,672	691,338	677,334	98.0%
Total shareholders' equity	$33,680,070	$30,641,014	$3,039,056	9.9%

The increase in shareholders’ equity of $3,039,056 for the six months ended June 30, 2014 is due to $2,441,722 of other comprehensive income, $677,334 of net income less $80,000 for purchases of 20,050 shares of treasury stock from a former TLIC agent.

Equity per common share outstanding increased 10.3% to $4.30 as of June 30, 2014 compared to $3.90 per share as of December 31, 2013, based upon 7,831,934 common shares outstanding as of June 30, 2014 and 7,851,984 common shares outstanding as of December 31, 2013.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $5,437,341 and $2,360,624 as of June 30, 2014 and December 31, 2013, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $3,838,433 in unrealized gains arising for the six months ended June 30, 2014 has been offset by the 2014 net realized investment gains of $761,716 originating from the sale and call activity for available-for-sale fixed maturity and equity securities and early payoffs of mortgage loans on real estate purchased at a discount resulting in net unrealized gains on investments of $3,076,717.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of June 30, 2014, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 11.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

The operations of TLIC and FBLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments. Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows or existing assets and reserves.

We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and FBLIC that are limited by law to the greater of prior year net operating income or 10% of prior year-end surplus unless specifically approved by the controlling insurance department, (3) public and private offerings of our common stock and (4) corporate borrowings, if necessary.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2014 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL	Information is furnished and not filed as part of a registration statement or prospectus for purposes of 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 14, 2014	By: /s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 14, 2014	By: /s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer