Form 10-Q
period 2014-09-30
First Trinity Financial CORP
filed 2014-11-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

 For the quarterly period ended September 30, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period From                                 to                                   .

Commission file number: 000-52613

FIRST TRINITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	34- 1991436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common stock .01 par value as of November 10, 2014: 7,831,934 shares.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2014 (Unaudited) and December 31, 2013	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	53

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults upon Senior Securities	54

Item 4. Mine Safety Disclosures	54

Item 5. Other Information	55

Item 6. Exhibits	55

Signatures	56

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $107,337,322 as of September 30, 2014 and $98,218,823 as of December 31, 2013)	$111,392,012	$100,429,711
Available-for-sale equity securities at fair value (cost: $615,734 as of September 30, 2014 and $567,697 as of December 31, 2013)	738,984	717,433
Mortgage loans on real estate	35,052,415	19,124,869
Investment real estate	9,201,462	6,531,971
Policy loans	1,497,314	1,488,646
Short-term investments	1,391,445	-
Other long-term investments	22,213,923	21,763,648
Total investments	181,487,555	150,056,278
Cash and cash equivalents	7,603,167	10,608,438
Accrued investment income	1,721,630	1,558,153
Recoverable from reinsurers	1,175,013	1,200,807
Agents' balances and due premiums	497,409	285,033
Deferred policy acquisition costs	8,896,234	8,172,627
Value of insurance business acquired	6,777,951	7,086,790
Property and equipment, net	91,640	130,287
Other assets	4,866,852	4,074,746
Total assets	$213,117,451	$183,173,159
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$135,938,605	$113,750,681
Future policy benefits	35,154,347	33,354,454
Policy claims	533,730	611,417
Other policy liabilities	99,576	89,504
Total policy liabilities	171,726,258	147,806,056
Notes payable	4,076,473	-
Deferred federal income taxes	3,044,722	2,543,825
Other liabilities	1,405,855	2,182,264
Total liabilities	180,253,308	152,532,145
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, and 8,050,193 issued as of September 30, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of September 30, 2014 and December 31, 2013, respectively)	80,502	80,502
Additional paid-in capital	28,684,748	28,684,748
Treasury stock, at cost (218,259 and 198,209 shares as of September 30, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)
Accumulated other comprehensive income	3,306,188	1,878,157
Accumulated earnings	1,566,436	691,338
Total shareholders' equity	32,864,143	30,641,014
Total liabilities and shareholders' equity	$213,117,451	$183,173,159

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$2,026,730	$1,930,541	$5,968,768	$5,779,585
Net investment income	2,227,772	1,826,964	6,460,183	5,242,954
Net realized investment gains	16,528	89,799	778,244	366,000
Other income	56,277	43,373	76,352	51,131
Total revenues	4,327,307	3,890,677	13,283,547	11,439,670
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	562,682	576,056	1,777,486	1,741,803
Death benefits	808,294	847,526	2,280,756	1,943,220
Surrenders	215,089	129,880	459,027	438,856
Interest credited to policyholders	1,141,903	942,075	3,243,630	2,737,378
Dividend, endowment and supplementary life contract benefits	59,569	69,225	197,169	191,163
Total benefits and claims	2,787,537	2,564,762	7,958,068	7,052,420
Policy acquisition costs deferred	(606,042)	(274,016)	(1,692,513)	(1,426,610)
Amortization of deferred policy acquisition costs	347,073	69,372	936,627	453,081
Amortization of value of insurance business acquired	106,241	105,771	308,839	321,571
Commissions	591,212	505,998	1,631,193	1,558,435
Other underwriting, insurance and acquisition expenses	867,080	901,754	3,190,362	3,021,792
Total expenses	1,305,564	1,308,879	4,374,508	3,928,269
Total benefits, claims and expenses	4,093,101	3,873,641	12,332,576	10,980,689
Income before total federal income tax expense	234,206	17,036	950,971	458,981
Current federal income tax benefit	(146,465)	(124,016)	(68,015)	(20,768)
Deferred federal income tax expense	182,907	308,631	143,888	193,786
Total federal income tax expense	36,442	184,615	75,873	173,018
Net income (loss)	$197,764	$(167,579)	$875,098	$285,963
Net income (loss) per common share basic and diluted	$0.03	$(0.02)	$0.11	$0.04

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$197,764	$(167,579)	$875,098	$285,963
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(1,251,770)	(922,836)	2,391,378	(3,154,582)
Less net realized investment gains	7,631	48,845	574,062	101,777
Net unrealized gains (losses)	(1,259,401)	(971,681)	1,817,316	(3,256,359)
Adjustment to deferred acquisition costs	(7,714)	4,193	(32,279)	15,874
Other comprehensive income (loss) before income tax (expense) benefit	(1,267,115)	(967,488)	1,785,037	(3,240,485)
Income tax (expense) benefit	253,424	193,495	(357,006)	648,097
Total other comprehensive income (loss)	(1,013,691)	(773,993)	1,428,031	(2,592,388)
Total comprehensive income (loss)	$(815,927)	$(941,572)	$2,303,129	$(2,306,425)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

				Accumulated
	Common	Additional		Other	Accumulated	Total
	Stock	Paid-in	Treasury	Comprehensive	Earnings	Shareholders'
	$.01 Par Value	Capital	Stock	Income	(Deficit)	Equity
Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	(40,900)	-	-	-	(40,772)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income (loss):
Net income	-	-	-	-	285,963	285,963
Other comprehensive loss	-	-	-	(2,592,388)	-	(2,592,388)
Balance as of September 30, 2013	$80,502	$28,666,748	$(693,731)	$3,188,282	$87,978	$31,329,779

Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	875,098	875,098
Other comprehensive income	-	-	-	1,428,031	-	1,428,031
Balance as of September 30, 2014	$80,502	$28,684,748	$(773,731)	$3,306,188	$1,566,436	$32,864,143

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$875,098	$285,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	151,013	156,736
Accretion of discount on investments	(667,036)	(648,823)
Net realized investment gains	(778,244)	(366,000)
Gain on sale of real estate	-	(3,047)
Amortization of policy acquisition cost	936,627	453,081
Policy acquisition costs deferred	(1,692,513)	(1,426,610)
Mortgage loan origination fees deferred	(73,500)	(112,458)
Amortization of loan origination fees	58,477	34,575
Amortization of value of insurance business acquired	308,839	321,571
Provision for deferred federal income tax expense	143,888	193,786
Interest credited to policyholders	3,243,630	2,737,378
Change in assets and liabilities:
Allowance for mortgage and premium finance loan losses	59,793	42,114
Policy loans	(8,668)	(31,336)
Accrued investment income	(163,477)	(31,020)
Recoverable from reinsurers	25,794	(131,194)
Agents' balances and due premiums	(212,376)	47,971
Other assets (excluding $9,500 net change in 2014 premium financing loans)	(801,606)	(405,651)
Future policy benefits	1,799,893	1,774,311
Policy claims	(77,687)	96,587
Other policy liabilities	10,072	(46,420)
Other liabilities	(776,409)	655,492
Net cash provided by operating activities	2,361,608	3,597,006

Investing activities
Purchases of fixed maturity securities	(19,781,456)	(12,111,396)
Maturities of fixed maturity securities	4,209,000	2,441,000
Sales of fixed maturity securities	6,349,530	2,882,457
Purchases of equity securities	(131,717)	(14,504)
Sales of equity security securities	105,080	97,965
Purchases of short-term investments, net	(1,391,445)	-
Purchases and originations of mortgage loans	(20,972,323)	(7,371,253)
Payments on mortgage loans	5,284,042	2,137,408
Purchases of other long-term investments	(1,975,228)	(4,337,915)
Payments on other long-term investments	2,759,728	2,824,536
Loans repaid for premiums financed	19,000	118,371
Sale of real estate	36,000	180,000
Purchases of real estate	(2,817,857)	(10,656)
Purchases of furniture and equipment	-	(53,995)
Net cash used in investing activities	(28,307,646)	(13,217,982)

Financing activities
Policyholders' account deposits	24,011,810	16,094,089
Policyholders' account withdrawals	(5,067,516)	(5,080,040)
Purchases of treasury stock	(80,000)	(45,136)
Proceeds from issuance of notes payable	4,076,473	-
Proceeds used in private placement stock offerings	-	(40,772)
Net cash provided by financing activities	22,940,767	10,928,141

Increase (decrease) in cash and cash equivalents	(3,005,271)	1,307,165
Cash and cash equivalents, beginning of period	10,608,438	10,947,474
Cash and cash equivalents, end of period	$7,603,167	$12,254,639

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arizona, Arkansas, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia. FBLIC also has certificate of authority applications pending in Alabama and Georgia.

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

The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 has decreased the balance of accumulated earnings through September 30, 2014 to $1,566,436, as shown in the accumulated earnings caption in the September 30, 2014 consolidated statement of financial position.

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

September 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2014 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2013.

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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2014 through the date that these financial statements have been issued and no disclosures are required.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

(Unaudited)

1.     Organization and Significant Accounting Policies (continued)

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when an entity must disclose certain relevant conditions and events.  The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued).

The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans.  If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2014 and December 31, 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,641,222	$168,485	$127,808	$2,681,899
States and political subdivisions	882,129	12,697	2,841	891,985
Residential mortgage-backed securities	68,914	74,136	-	143,050
Corporate bonds	92,685,197	3,895,680	479,266	96,101,611
Foreign bonds	11,059,860	538,569	24,962	11,573,467
Total fixed maturity securities	107,337,322	4,689,567	634,877	111,392,012

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	75,154	12,797	-	87,951
Corporate preferred stock	371,241	3,126	22,086	352,281
Corporate common stock	169,339	129,413	-	298,752
Total equity securities	615,734	145,336	22,086	738,984
Total fixed maturity and equity securities	$107,953,056	$4,834,903	$656,963	$112,130,996

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$3,163,203	$177,700	$285,282	$3,055,621
States and political subdivisions	209,495	601	9,698	200,398
Residential mortgage-backed securities	86,022	62,588	-	148,610
Corporate bonds	89,683,844	3,332,305	1,262,513	91,753,636
Foreign bonds	5,076,259	234,153	38,966	5,271,446
Total fixed maturity securities	98,218,823	3,807,347	1,596,459	100,429,711

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	68,808	15,759	-	84,567
Corporate preferred stock	347,905	21,752	32,605	337,052
Corporate common stock	150,984	144,830	-	295,814
Total equity securities	567,697	182,341	32,605	717,433
Total fixed maturity and equity securities	$98,786,520	$3,989,688	$1,629,064	$101,147,144

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2014 and December 31, 2013 are summarized as follows:

		Unrealized	Number of
September 30, 2014 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
States and political subdivisions	$344,690	$1,528	3
Corporate bonds	10,600,571	213,522	42
Foreign bonds	1,809,047	24,962	8
Total less than 12 months	12,754,308	240,012	53
More than 12 months
U.S. government and U.S. government agencies	1,302,193	127,808	3
States and political subdivisions	105,429	1,313	1
Corporate bonds	4,041,270	265,744	17
Total more than 12 months	5,448,892	394,865	21
Total fixed maturity securities	18,203,200	634,877	74
Equity securities
Less than 12 months
Corporate preferred stock	49,340	606	1
More than 12 months
Corporate preferred stock	147,020	21,480	2
Total equity securities	196,360	22,086	3
Total fixed maturity and equity securities	$18,399,560	$656,963	77

		Unrealized	Number of
December 31, 2013	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,144,718	$285,282	3
States and political subdivisions	97,934	9,698	1
Corporate bonds	31,495,624	1,225,816	141
Foreign bonds	1,364,449	38,966	5
Total less than 12 months	34,102,725	1,559,762	150
More than 12 months
Corporate bonds	531,683	36,697	4
Total more than 12 months	531,683	36,697	4
Total fixed maturity securities	34,634,408	1,596,459	154
Equity securities
Less than 12 months
Corporate preferred stock	185,840	32,605	3
Total equity securities	185,840	32,605	3
Total fixed maturity and equity securities	$34,820,248	$1,629,064	157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

2.     Investments (continued)

As of September 30, 2014, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 73%. As of December 31, 2013, all of the above fixed maturity securities had a fair value to cost ratio equal to or greater than 77%. Fixed maturity securities were 96% investment grade as rated by Standard & Poor’s as of both September 30, 2014 and December 31, 2013. As of September 30, 2014, all of the above equity securities had a fair value to cost ratio equal to or greater than 84%. As of December 31, 2013, all of the above equity securities had a fair value to cost ratio equal to or greater than 78%.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the nine months ended September 30, 2014 and the year ended December 31, 2013. Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2014 and December 31, 2013, are summarized as follows:

	(Unaudited)
	September 30, 2014	December 31, 2013
Unrealized appreciation on available-for-sale securities	$4,177,940	$2,360,624
Adjustment to deferred acquisition costs	(45,206)	(12,927)
Deferred income taxes	(826,546)	(469,540)
Net unrealized appreciation on available-for-sale securities	$3,306,188	$1,878,157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

2.     Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2014, by contractual maturity, are summarized as follows:

	September 30, 2014 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,299,318	$3,335,353	$4,048,397	$4,100,030
Due in one year through five years	36,908,502	38,978,452	9,445,793	10,259,074
Due after five years through ten years	54,695,282	56,290,517	5,882,990	7,329,407
Due after ten years	12,365,306	12,644,640	2,836,743	4,178,007
Due at multiple maturity dates	68,914	143,050	-	-
	$107,337,322	$111,392,012	$22,213,923	$25,866,518

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and mortgage loans on real estate for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)				Nine Months Ended September 30, (Unaudited)
	Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate		Fixed Maturity and Equity Securities		Mortgage Loans on Real Estate
	2014	2013	2014	2013	2014	2013	2014	2013
Proceeds	$1,982,472	$2,377,678	$2,273,252	$694,203	$10,663,610	$5,421,422	$5,284,042	$2,134,439
Gross realized gains	8,755	55,425	8,897	40,954	576,218	115,020	204,182	264,223
Gross realized losses	(1,124)	(6,580)	-	-	(2,156)	(13,243)	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2014 and 2013 and the amount of realized investment gains on fixed maturity and equity securities available-for-sale and mortgage loans on real estate for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2014	2013	2014	2013
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(1,230,128)	$(934,277)	$1,843,802	$(3,238,158)
Equity securities	(29,273)	(37,404)	(26,486)	(18,201)
Net realized investment gains:
Available-for-sale securities:
Fixed maturity securities	7,631	53,300	552,662	106,232
Equity securities	-	(4,455)	21,400	(4,455)
Mortgage loans on real estate	8,897	40,954	204,182	264,223

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

2.     Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2014	2013	2014	2013
Fixed maturity securities	$1,160,725	$1,101,529	$3,408,788	$3,294,448
Equity securities	10,917	10,330	32,321	25,016
Other long-term investments	400,985	404,978	1,234,775	1,220,456
Mortgage loans	681,204	305,106	1,716,909	781,273
Policy loans	25,902	25,804	76,280	74,869
Real estate	204,984	90,870	582,978	272,290
Short-term and other investments	40,839	42,700	112,917	70,664
Gross investment income	2,525,556	1,981,317	7,164,968	5,739,016
Investment expenses	(297,784)	(154,353)	(704,785)	(496,062)
Net investment income	$2,227,772	$1,826,964	$6,460,183	$5,242,954

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2014 and December 31, 2013, these required deposits, included in investment assets, had amortized costs that totaled $3,703,486 and $3,220,853, respectively. As of September 30, 2014 and December 31, 2013, these required deposits had fair values that totaled $3,732,720 and $3,097,372, respectively.

The Company’s mortgage loans by property type as of September 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) September 30, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,668,911	4.76%	$1,801,443	9.42%
Office buildings	330,067	0.94%	349,508	1.83%
Total commercial mortgage loans	1,998,978	5.70%	2,150,951	11.25%
Residential mortgage loans	33,053,437	94.30%	16,973,918	88.75%
Total mortgage loans	$35,052,415	100.00%	$19,124,869	100.00%

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

 2.     Investments (continued)

The Company’s investment real estate as of September 30, 2014 and December 31, 2013 is summarized as follows:

	(Unaudited) September 30, 2014	December 31, 2013
Land	$2,247,638	$1,453,135
Buildings	7,676,170	5,688,816
Less - accumulated depreciation	(722,346)	(609,980)
Buildings net of accumulated depreciation	6,953,824	5,078,836
Investment real estate, net of accumulated depreciation	$9,201,462	$6,531,971

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 is summarized as follows:

September 30, 2014 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,681,899	$-	$2,681,899
States and political subdivisions	-	891,985	-	891,985
Residential mortgage-backed securities	-	143,050	-	143,050
Corporate bonds	-	96,101,611	-	96,101,611
Foreign bonds	-	11,573,467	-	11,573,467
Total fixed maturity securities	$-	$111,392,012	$-	$111,392,012

Equity securities, available-for-sale
Mutual funds	$-	$87,951	$-	$87,951
Corporate preferred stock	200,501	151,780	-	352,281
Corporate common stock	264,752	-	34,000	298,752
Total equity securities	$465,253	$239,731	$34,000	$738,984

Short-term investments	$1,391,445	$-	$-	$1,391,445

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,055,621	$-	$3,055,621
States and political subdivisions	-	200,398	-	200,398
Residential mortgage-backed securities	-	148,610	-	148,610
Corporate bonds	-	91,753,636	-	91,753,636
Foreign bonds	-	5,271,446	-	5,271,446
Total fixed maturity securities	$-	$100,429,711	$-	$100,429,711

Equity securities, available-for-sale
Mutual funds	$-	$84,567	$-	$84,567
Corporate preferred stock	81,540	255,512	-	337,052
Corporate common stock	277,814	-	18,000	295,814
Total equity securities	$359,354	$340,079	$18,000	$717,433

As of both September 30, 2014 and December 31, 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small development stage insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of September 30, 2014.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The Company’s short-term investments are appropriately included in Level 1 due to the liquid nature and short-term duration of those investments.

The change in the fair value of the Company’s Level 3 equity securities, available-for-sale for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2014	2013	2014	2013

Beginning balance	$18,000	$52,500	$18,000	$52,500
Purchases	$16,000	8,000	$16,000	$8,000
Sales	-	-	-	-
Ending balance	$34,000	$60,500	$34,000	$60,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2014 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,998,978	$2,040,603	$-	$-	$2,040,603
Residential	33,053,437	34,496,279	-	-	34,496,279
Policy loans	1,497,314	1,497,314	-	-	1,497,314
Other long-term investments	22,213,923	25,866,518	-	-	25,866,518
Cash and cash equivalents	7,603,167	7,603,167	7,603,167	-	-
Accrued investment income	1,721,630	1,721,630	-	-	1,721,630
Total financial assets	$68,088,449	$73,225,511	$7,603,167	$-	$65,622,344
Financial liabilities
Policyholders' account balances	$135,938,605	$122,199,230	$-	$-	$122,199,230
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	533,730	533,730	-	-	533,730
Total financial liabilities	$140,548,808	$126,809,433	$-	$-	$126,809,433

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,150,951	$2,169,618	$-	$-	$2,169,618
Residential	16,973,918	17,758,414	-	-	17,758,414
Policy loans	1,488,646	1,488,646	-	-	1,488,646
Other long-term investments	21,763,648	24,728,710	-	-	24,728,710
Cash and cash equivalents	10,608,438	10,608,438	10,608,438	-	-
Accrued investment income	1,558,153	1,558,153	-	-	1,558,153
Total financial assets	$54,543,754	$58,311,979	$10,608,438	$-	$47,703,541
Financial liabilities
Policyholders' account balances	$113,750,681	$96,709,910	$-	$-	$96,709,910
Policy claims	611,417	611,417	-	-	611,417
Total financial liabilities	$114,362,098	$97,321,327	$-	$-	$97,321,327

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities, Equity Securities and Short-Term Investments

The fair value of fixed maturity securities, equity securities and short-term investments are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value. These notes payable were issued on March 26, 2014 and the current refinancing of these liabilities would result in notes payable yielding approximately the carrying amount as shown in the September 30, 2014 consolidated statement of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

4.     Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC, and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS, and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

The segment data as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

These segments as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2014	2013	2014	2013
Revenues:
Life insurance operations	$2,451,719	$2,368,546	$7,467,032	$7,086,491
Annuity operations	1,739,192	1,405,530	5,491,626	4,131,672
Corporate operations	136,396	116,601	324,889	221,507
Total	$4,327,307	$3,890,677	$13,283,547	$11,439,670
Income (loss) before income taxes:
Life insurance operations	$323,544	$87,671	$202,269	$312,147
Annuity operations	(231,415)	34,175	495,240	607,869
Corporate operations	142,077	(104,810)	253,462	(461,035)
Total	$234,206	$17,036	$950,971	$458,981
Depreciation and amortization expense:
Life insurance operations	$125,190	$(47,578)	$784,650	$575,494
Annuity operations	382,776	281,974	659,656	374,411
Corporate operations	5,080	4,039	10,650	16,058
Total	$513,046	$238,435	$1,454,956	$965,963

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Life insurance operations	$43,803,037	$41,720,508
Annuity operations	162,694,773	134,934,891
Corporate operations	6,619,641	6,517,760
Total	$213,117,451	$183,173,159

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

5.     Notes Payable

Notes payable as of September 30, 2014 are summarized as follows:

(Unaudited)
September 30, 2014
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

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017; $15,561 in 2018 and $15,794 in 2019.

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

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

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the term of the loan. For the nine months ended September 30, 2014, $17,815 of the loan origination fees has been amortized and the unamortized loan origination fees as of September 30, 2014 are $89,074.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

6.     Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under U.S. GAAP and the balances using tax bases. A valuation allowance has been established due to the uncertainty of certain loss carryforwards.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2011 through 2013 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

September 30, 2014

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, 2014 and 2013 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of July 1, 2014	$4,349,872	$(29,993)	$4,319,879
Other comprehensive loss before reclassifications, net of tax	(1,001,414)	(6,172)	(1,007,586)
Less amounts reclassified from accumulated other comprehensive income, net of tax	6,105	-	6,105
Other comprehensive loss	(1,007,519)	(6,172)	(1,013,691)
Balance as of September 30, 2014	$3,342,353	$(36,165)	$3,306,188

Balance as of July 1, 2013	$3,983,568	$(21,293)	$3,962,275
Other comprehensive loss before reclassifications, net of tax	(738,270)	3,353	(734,917)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	39,076	-	39,076
Other comprehensive loss	(777,346)	3,353	(773,993)
Balance as of September 30, 2013	$3,206,222	$(17,940)	$3,188,282

	Nine Months Ended September 30, 2014 and 2013 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,913,105	(25,824)	1,887,281
Less amounts reclassified from accumulated other comprehensive income, net of tax	459,250	-	459,250
Other comprehensive income	1,453,855	(25,824)	1,428,031
Balance as of June 30, 2014	$3,342,353	$(36,165)	$3,306,188

Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(2,523,665)	12,699	(2,510,966)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	81,422	-	81,422
Other comprehensive loss	(2,605,087)	12,699	(2,592,388)
Balance as of June 30, 2013	$3,206,222	$(17,940)	$3,188,282

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,251,770)	$(250,356)	$(1,001,414)
Reclassification adjustment for gains included in income	(7,631)	(1,526)	(6,105)
Net unrealized losses on investments	(1,259,401)	(251,882)	(1,007,519)
Adjustment to deferred acquisition costs	(7,714)	(1,542)	(6,172)
Total other comprehensive loss	$(1,267,115)	$(253,424)	$(1,013,691)

	Three Months Ended September 30, 2013 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(922,836)	$(184,566)	$(738,270)
Reclassification adjustment for gains included in income	(48,845)	(9,769)	(39,076)
Net unrealized losses on investments	(971,681)	(194,335)	(777,346)
Adjustment to deferred acquisition costs	4,193	840	3,353
Total other comprehensive loss	$(967,488)	$(193,495)	$(773,993)

	Nine Months Ended September 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,391,378	$478,273	$1,913,105
Reclassification adjustment for gains included in income	(574,062)	(114,812)	(459,250)
Net unrealized gains on investments	1,817,316	363,461	1,453,855
Adjustment to deferred acquisition costs	(32,279)	(6,455)	(25,824)
Total other comprehensive income	$1,785,037	$357,006	$1,428,031

	Nine Months Ended September 30, 2013 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,154,582)	$(630,917)	$(2,523,665)
Reclassification adjustment for gains included in income	(101,777)	(20,355)	(81,422)
Net unrealized losses on investments	(3,256,359)	(651,272)	(2,605,087)
Adjustment to deferred acquisition costs	15,874	3,175	12,699
Total other comprehensive loss	$(3,240,485)	$(648,097)	$(2,592,388)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

8.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2014	2013	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$7,631	$48,845	$574,062	$101,777
Income tax expenses (b)	(1,526)	(9,769)	(114,812)	(20,355)
Total reclassification adjustments	$6,105	$39,076	$459,250	$81,422

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

September 30, 2014

(Unaudited)

9.     Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans (continued)

As of September 30, 2014, $201,751 of cash and $443,461 of independent mortgage loan balances totaling $645,212 are held in escrow by a third party for the benefit of the Company related to its investment in $9,086,579 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $127,488 allowance for possible loan losses in the remaining $25,965,836 of investments in mortgage loans on real estate as of September 30, 2014.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $321,243 and $340,243 as of September 30, 2014 and December 31, 2013, respectively, are carried net of unearned interest and any estimated loan losses.

There was no unearned interest as of September 30, 2014 and December 31, 2013. Allowances for loan losses on premium financing were $197,358 and $206,858 as of September 30, 2014 and December 31, 2013, respectively.

The balances of and changes in the company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2014	2013	2014	2013
Allowance at beginning of period	$301,957	$269,786	$265,053	$228,999
Charges to operations	22,889	1,327	59,793	42,114
Allowance at end of period	$324,846	$271,113	$324,846	$271,113

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuities in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arkansas, Arizona, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia and has certificate of authority applications pending in Alabama and Georgia.

We also realize revenues from our investment portfolio, which is a key component of our operations. The premiums we collect from policyholders are invested to ensure future benefit payments under the policy contracts. Life insurance companies earn profits on the investment spread, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when an entity must disclose certain relevant conditions and events.  The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued).

The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans.  If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 for additional information regarding segment information. The segment data as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2014 and 2013

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$2,026,730	$1,930,541	$96,189	5.0%
Net investment income	2,227,772	1,826,964	400,808	21.9%
Net realized investment gains	16,528	89,799	(73,271)	-81.6%
Other income	56,277	43,373	12,904	29.8%
Total revenues	4,327,307	3,890,677	436,630	11.2%
Benefits and claims	2,787,537	2,564,762	222,775	8.7%
Expenses	1,305,564	1,308,879	(3,315)	-0.3%
Total benefits, claims and expenses	4,093,101	3,873,641	219,460	5.7%
Income before federal income tax expense	234,206	17,036	217,170	1274.8%
Federal income tax expense	36,442	184,615	(148,173)	-80.3%
Net income (loss)	$197,764	$(167,579)	$365,343	218.0%
Net income (loss) per common share basic and diluted	$0.03	$(0.02)	$0.05

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$5,968,768	$5,779,585	$189,183	3.3%
Net investment income	6,460,183	5,242,954	1,217,229	23.2%
Net realized investment gains	778,244	366,000	412,244	112.6%
Other income	76,352	51,131	25,221	49.3%
Total revenues	13,283,547	11,439,670	1,843,877	16.1%
Benefits and claims	7,958,068	7,052,420	905,648	12.8%
Expenses	4,374,508	3,928,269	446,239	11.4%
Total benefits, claims and expenses	12,332,576	10,980,689	1,351,887	12.3%
Income before federal income tax expense	950,971	458,981	491,990	107.2%
Federal income tax expense	75,873	173,018	(97,145)	-56.1%
Net income	$875,098	$285,963	$589,135	206.0%
Net income per common share basic and diluted	$0.11	$0.04	$0.07

Consolidated Condensed Financial Position as of September 30, 2014 and December 31, 2013

	(Unaudited) September 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Investment assets	$181,487,555	$150,056,278	$31,431,277	20.9%
Other assets	31,629,896	33,116,881	(1,486,985)	-4.5%
Total assets	$213,117,451	$183,173,159	$29,944,292	16.3%
Policy liabilities	$171,726,258	$147,806,056	$23,920,202	16.2%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	3,044,722	2,543,825	500,897	19.7%
Other liabilities	1,405,855	2,182,264	(776,409)	-35.6%
Total liabilities	180,253,308	152,532,145	27,721,163	18.2%
Shareholders' equity	32,864,143	30,641,014	2,223,129	7.3%
Total liabilities and shareholders' equity	$213,117,451	$183,173,159	$29,944,292	16.3%
Shareholders' equity per common share	$4.20	$3.90	$0.30

Results of Operations – Three Months Ended September 30, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$2,026,730	$1,930,541	$96,189	5.0%
Net investment income	2,227,772	1,826,964	400,808	21.9%
Net realized investment gains	16,528	89,799	(73,271)	-81.6%
Other income	56,277	43,373	12,904	29.8%
Total revenues	$4,327,307	$3,890,677	$436,630	11.2%

The increase in total revenues of $436,630 for the three months ended September 30, 2014 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$11,593	$27,274	$(15,681)	-57.5%
Whole life and term renewal	655,270	658,720	(3,450)	-0.5%
Final expense first year	243,226	226,903	16,323	7.2%
Final expense renewal	1,116,641	1,017,644	98,997	9.7%
Total premiums	$2,026,730	$1,930,541	$96,189	5.0%

The $96,189 increase in premiums for the three months ended September 30, 2014 is primarily due to a $98,997 increase in final expense renewal premiums. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$1,160,725	$1,101,529	$59,196	5.4%
Equity securities	10,917	10,330	587	5.7%
Other long-term investments	400,985	404,978	(3,993)	-1.0%
Mortgage loans	681,204	305,106	376,098	123.3%
Policy loans	25,902	25,804	98	0.4%
Real estate	204,984	90,870	114,114	125.6%
Short-term and other investments	40,839	42,700	(1,861)	-4.4%
Gross investment income	2,525,556	1,981,317	544,239	27.5%
Investment expenses	(297,784)	(154,353)	143,431	-92.9%
Net investment income	$2,227,772	$1,826,964	$400,808	21.9%

The $544,239 increase in gross investment income for the three months ended September 30, 2014 is due to the 2014 investment of excess cash primarily in mortgage loans, real estate and fixed maturity securities. In the twelve months since September 30, 2013, our investments in mortgage loans have increased approximately $19.0 million. In addition, since December 1, 2013, we have purchased four retail business buildings located in Indiana, Missouri, Oklahoma and Texas for approximately $6.7 million. Investments in fixed maturity securities have also increased $9.7 million since September 30, 2013. The interest and rental income on these investments in mortgage loans, real estate and fixed maturity securities accounted for $549,408 of the $544,239 increase in gross investment income.

The $143,431 increase in investment expenses for the three months ended September 30, 2014 is due to fees and expenses associated with our increased investments in mortgage loans and real estate including $47,389 of interest on the $4,076,473 of promissory notes and a $19,961 increase in the mortgage loan allowance.

Net Realized Investment Gains

There was a $73,271 decrease in net realized investment gains for the three months ended September 30, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $7,631 for the three months ended September 30, 2014 resulted from proceeds of $1,982,472 for these securities that had carrying values of $1,974,841 at the 2014 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $53,300 for the three months ended September 30, 2013 resulted from proceeds of $2,279,713 for these securities that had carrying values of $2,226,413 as of the 2013 disposal dates.

There were no sales of equity securities available-for-sale for the three months ended September 30, 2014.

The net realized investment losses from the sales of equity securities available-for-sale of $4,455 for the three months ended September 30, 2013 resulted from proceeds of $97,965 for these securities that had carrying values of $102,420 at the 2013 disposal dates.

The net realized investment gains from mortgage loans on real estate of $8,897 for the three months ended September 30, 2014 resulted from the early pay off of mortgage loans that we had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $40,954 for the three months ended September 30, 2013 resulted from the early payoff of a mortgage loan that we had also acquired at a discount price.

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

Our benefits, claims and expenses for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$562,682	$576,056	$(13,374)	-2.3%
Death benefits	808,294	847,526	(39,232)	-4.6%
Surrenders	215,089	129,880	85,209	65.6%
Interest credited to policyholders	1,141,903	942,075	199,828	21.2%
Dividend, endowment and supplementary life contract benefits	59,569	69,225	(9,656)	-13.9%
Total benefits and claims	2,787,537	2,564,762	222,775	8.7%
Expenses
Policy acquisition costs deferred	(606,042)	(274,016)	(332,026)	121.2%
Amortization of deferred policy acquisition costs	347,073	69,372	277,701	400.3%
Amortization of value of insurance business acquired	106,241	105,771	470	0.4%
Commissions	591,212	505,998	85,214	16.8%
Other underwriting, insurance and acquisition expenses	867,080	901,754	(34,674)	-3.8%
Total expenses	1,305,564	1,308,879	(3,315)	-0.3%
Total benefits, claims and expenses	$4,093,101	$3,873,641	$219,460	5.7%

The increase of $219,460 in total benefits, claims and expenses for the three months ended September 30, 2014 is discussed below.

Benefits and Claims

The $222,775 increase in benefits and claims for the three months ended September 30, 2014 is primarily due to the following:

●

$199,828 increase in interest credited to policyholders that is primarily due to an approximate $27.1 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2013.

●	$85,209 increase in surrenders is due to policyholder elections but in Management’s opinion does not reflect any persistency concerns.

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

For the three months ended September 30, 2014 and 2013, capitalized costs were $606,042 and $274,016, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2014 and 2013 were $347,073 and $69,372, respectively.

The $332,026 increase in the acquisition costs deferred primarily relates to increased production of annuity and final expense products by FBLIC appointed agents based upon expansion into additional states and recruiting of additional agents. The $277,701 increase in the 2014 amortization of deferred acquisition costs is due to increased lapsation of whole life and term renewal products originally sold by TLIC. This does not include the in force business acquired as a result of the purchases of FLAC and FBLIC in 2008 and 2011, respectively.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $106,241 and $105,771 for the three months ended September 30, 2014 and 2013, respectively. The $470 increase in the 2014 amortization of value of insurance business acquired is as expected and is not significant.

Commissions

Our commissions for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$177,848	$102,369	$75,479	73.7%
Whole life and term first year	4,723	19,820	(15,097)	-76.2%
Whole life and term renewal	31,188	28,276	2,912	10.3%
Final expense first year	280,652	260,704	19,948	7.7%
Final expense renewal	96,801	94,829	1,972	2.1%
Total commissions	$591,212	$505,998	$85,214	16.8%

The $85,214 increase in commissions for the three months ended September 30, 2014 is primarily due to:

●	$75,479 increase in annuity first year, single and renewal commissions that corresponds to $3,569,400 of increased annuity considerations deposited.

●	$19,948 increase in final expense first year commissions that correspond to the $16,323 increase in final expense first year premiums.

●	$15,097 decrease in whole life and term first year commissions that correspond to the $15,681 decrease in whole life and term first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $34,674 decrease in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2014 is primarily due to decreased 2014 costs associated with the completion of the triennial statutory insurance examinations of TLIC and FBLIC by the Oklahoma Insurance Department (“OID”) and Missouri Department of Insurance (“MDI”) in second quarter 2014.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code.

Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2012 and 2013.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2014 and 2013, current income tax benefit was $146,465 and $124,016, respectively. Deferred federal income tax expense was $182,907 and $308,631 for the three months ended September 30, 2014 and 2013, respectively.

Net Income (Loss) Per Common Share Basic and Diluted

Net income (loss) was $197,764 ($0.03 per common share basic and diluted) and ($167,579) [($0.02) per common share basic and diluted)] for the three months ended September 30, 2014 and 2013, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2014 and 2013 were 7,831,934 and 7,851,984, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC, and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are included in the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS, and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

The segment data as of December 31, 2013 and for the three months ended September 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$2,451,719	$2,368,546	$83,173	3.5%
Annuity operations	1,739,192	1,405,530	333,662	23.7%
Corporate operations	136,396	116,601	19,795	17.0%
Total	$4,327,307	$3,890,677	$436,630	11.2%
Income (loss) before income taxes:
Life insurance operations	$323,544	$87,671	$235,873	269.0%
Annuity operations	(231,415)	34,175	(265,590)	-777.1%
Corporate operations	142,077	(104,810)	246,887	-235.6%
Total	$234,206	$17,036	$217,170	1274.8%

Life Insurance Operations

The $83,173 increase in revenues from Life Insurance Operations for the three months ended September 30, 2014 is primarily due to the following:

●	$96,189 increase in premiums

●	$8,212 increase in net investment income

●	$2,546 increase in other income

●	$23,774 decrease in net realized investment gains

The $235,873 increased profitability from Life Insurance Operations for the three months ended September 30, 2014 is primarily due to the following:

●	$153,950 decrease in amortization of value of insurance business acquired

●	$134,927 decrease in commissions

●	$96,189 increase in premiums

●	$39,232 decrease in death benefits

●	$37,455 increase in policy acquisition costs deferred net of amortization

●	$13,374 decrease in future policy benefits

●	$9,656 decrease in dividend, endowment and supplementary life contract benefits

●	$8,212 increase in net investment income

●	$2,546 increase in other income

●	$23,774 decrease in net unrealized investment gains

●	$85,209 increase in surrenders

●	$150,685 increase in other underwriting, insurance and acquisition expenses

Annuity Operations

The $333,662 increase in revenues from Annuity Operations for the three months ended September 30, 2014 is due to the following:

●	$383,159 increase in net investment income

●	$49,497 decrease in net realized investment gains

The $265,590 decreased profitability from Annuity Operations for the three months ended September 30, 2014 is due to the following:

●	$220,441 increase in commissions

●	$199,828 increase in interest credited to policyholders

●	$154,420 increase in the amortization of value of insurance business acquired

●	$49,497 decrease in net realized investment gains

●	$41,733 increase in other underwriting, insurance and acquisition expenses

●	$16,870 increase in policy acquisition costs deferred net of amortization

●	$383,159 increase in net investment income

Corporate Operations

The $19,795 increase in revenues from Corporate Operations for the three months ended September 30, 2014 is primarily due to $10,358 of increased other income and $9,437 of increased net investment income.

The $246,887 increased Corporate Operations profitability for the three months ended September 30, 2014 is primarily due to $10,358 of increased other income, $9,437 of increased net investment income and $227,092 of decreased operating expenses. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment since we are focused on expanding the life insurance and annuity operations of TLIC and FBLIC. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Results of Operations – Nine Months Ended September 30, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)			Percentage
	Nine Months Ended September 30,		Increase	Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$5,968,768	$5,779,585	$189,183	3.3%
Net investment income	6,460,183	5,242,954	1,217,229	23.2%
Net realized investment gains	778,244	366,000	412,244	112.6%
Other income	76,352	51,131	25,221	49.3%
Total revenues	$13,283,547	$11,439,670	$1,843,877	16.1%

The increase in total revenues of $1,843,877 for the nine months ended September 30, 2014 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$43,510	$85,283	$(41,773)	-49.0%
Whole life and term renewal	1,993,932	2,047,409	(53,477)	-2.6%
Final expense first year	631,498	719,360	(87,862)	-12.2%
Final expense renewal	3,299,828	2,927,533	372,295	12.7%
Total premiums	$5,968,768	$5,779,585	$189,183	3.3%

The $189,183 increase in premiums for the nine months ended September 30, 2014 is primarily due to a $372,295 increase in final expense renewal premiums that exceeded a $183,112 decrease in whole life and term first year and renewal premiums and final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years. The decrease in final expense first year premiums is primarily due to the impact of competition and the interrelationships of our premium rates, commission rates and underwriting policies compared to those of other life insurance companies also focusing on final expense production. However, during third quarter 2014, there was a rebound in first year final expense production as demonstrated by the $16,323 increase in first year final expense premiums for third quarter 2014 compared to third quarter 2013.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)			Percentage
	Nine Months Ended September 30,		Increase	Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$3,408,788	$3,294,448	$114,340	3.5%
Equity securities	32,321	25,016	7,305	29.2%
Other long-term investments	1,234,775	1,220,456	14,319	1.2%
Mortgage loans	1,716,909	781,273	935,636	119.8%
Policy loans	76,280	74,869	1,411	1.9%
Real estate	582,978	272,290	310,688	114.1%
Short-term and other investments	112,917	70,664	42,253	59.8%
Gross investment income	7,164,968	5,739,016	1,425,952	24.8%
Investment expenses	(704,785)	(496,062)	208,723	-42.1%
Net investment income	$6,460,183	$5,242,954	$1,217,229	23.2%

The $1,425,952 increase in gross investment income for the nine months ended September 30, 2014 is due to the 2014 investment of excess cash primarily in mortgage loans, real estate and fixed maturity securities. In the twelve months since September 30, 2013, our investments in mortgage loans have increased approximately $19.0 million. In addition, since December 1, 2013, we have purchased four retail business buildings located in Indiana, Missouri, Oklahoma and Texas for approximately $6.7 million. Investments in fixed maturity securities have also increased $9.7 million since September 30, 2013. The interest and rental income on these investments in mortgage loans, real estate and fixed maturity securities accounted for $1,360,664 of the $1,425,952 increase in gross investment income.

The $208,723 increase in investment expenses for the nine months ended September 30, 2014 is due to fees and expenses associated with our increased investments in mortgage loans and real estate including $94,778 of interest on the $4,076,473 of promissory and a $20,955 increase in the mortgage loan allowance.

Net Realized Investment Gains

There was a $412,244 increase in net realized investment gains for the nine months ended September 30, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $552,662 for the nine months ended September 30, 2014 resulted from proceeds of $10,558,530 for these securities that had carrying values of $10,005,868 at the 2014 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $106,232 for the nine months ended September 30, 2013 resulted from proceeds of $5,323,457 for these securities that had carrying values of $5,217,225 as of the 2013 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $21,400 for the nine months ended September 30, 2014 resulted from proceeds of $105,080 for these securities that had carrying values of $83,680 at the 2014 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $4,455 for the nine months ended September 30, 2013 resulted from proceeds of $97,965 for these securities that had carrying values of $102,420 at the 2013 disposal dates.

The net realized investment gains from mortgage loans on real estate of $204,182 for the nine months ended September 30, 2014 resulted from the early pay off of mortgage loans that we had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $264,223 for the nine months ended September 30, 2013 resulted from the early payoff of three mortgage loans that the Company had acquired at a discount price.

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

Our benefits, claims and expenses for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$1,777,486	$1,741,803	$35,683	2.0%
Death benefits	2,280,756	1,943,220	337,536	17.4%
Surrenders	459,027	438,856	20,171	4.6%
Interest credited to policyholders	3,243,630	2,737,378	506,252	18.5%
Dividend, endowment and supplementary life contract benefits	197,169	191,163	6,006	3.1%
Total benefits and claims	7,958,068	7,052,420	905,648	12.8%
Expenses
Policy acquisition costs deferred	(1,692,513)	(1,426,610)	(265,903)	18.6%
Amortization of deferred policy acquisition costs	936,627	453,081	483,546	106.7%
Amortization of value of insurance business acquired	308,839	321,571	(12,732)	-4.0%
Commissions	1,631,193	1,558,435	72,758	4.7%
Other underwriting, insurance and acquisition expenses	3,190,362	3,021,792	168,570	5.6%
Total expenses	4,374,508	3,928,269	446,239	11.4%
Total benefits, claims and expenses	$12,332,576	$10,980,689	$1,351,887	12.3%

The increase of $1,351,887 in total benefits, claims and expenses for the nine months ended September 30, 2014 is discussed below.

Benefits and Claims

The $905,648 increase in benefits and claims for the nine months ended September 30, 2014 is primarily due to the following:

●

$506,252 increase in interest credited to policyholders is primarily due to an approximate $27.1 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2013.

●

$337,536 increase in death benefits is primarily due to increased number of claims although the average amount per claim decreased. This is as expected due to an increase in final expense life insurance in force.

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

For the nine months ended September 30, 2014 and 2013, capitalized costs were $1,692,513 and $1,426,610, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2014 and 2013 were $936,627 and $453,081, respectively.

The $265,903 increase in the acquisition costs deferred primarily relates to increased production of annuity and final expense products by FBLIC appointed agents based upon expansion into additional states and recruiting of additional agents. The $483,546 increase in the 2014 amortization of deferred acquisition costs is due to increased lapsation of whole life and term renewal products originally sold by TLIC. This does not include the in force business acquired as a result of the purchases of FLAC and FBLIC in 2008 and 2011, respectively.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $308,839 and $321,571 for the nine months ended September 30, 2014 and 2013, respectively. The $12,732 decrease in the 2014 amortization of value of insurance business acquired is due to the persistency of the FLAC and FBLIC business acquired in 2008 and 2011, respectively, due to our continuing conservation efforts.

Commissions

Our commissions for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$510,229	$307,514	$202,715	65.9%
Whole life and term first year	31,532	61,015	(29,483)	-48.3%
Whole life and term renewal	85,401	79,249	6,152	7.8%
Final expense first year	715,212	835,926	(120,714)	-14.4%
Final expense renewal	288,819	274,731	14,088	5.1%
Total commissions	$1,631,193	$1,558,435	$72,758	4.7%

The $72,758 increase in commissions for the nine months ended September 30, 2014 is primarily due to:

●	$202,715 increase in annuity first year, single and renewal commissions that corresponds to $7,917,721 of increased annuity considerations deposited.

●	$120,714 decrease in final expense first year commissions that correspond to the $87,862 decrease in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $168,570 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2014 is primarily due to an asset growth bonus payment related to an employment contract since the Company has recently exceeded $200.0 million in U. S. GAAP assets.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2012 and 2013.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2014 and 2013, current income tax benefit was $68,015 and $20,768, respectively. Deferred federal income tax expense was $143,888 and $193,786 for the nine months ended September 30, 2014 and 2013, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $875,098 ($0.11 per common share basic and diluted) and $285,963 ($0.04 per common share basic and diluted) for the nine months ended September 30, 2014 and 2013, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2014 and 2013 were 7,833,048 and 7,852,025, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC, and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s quarterly and annual segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS, and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were allocated to the corporate segment.

The segment data as of December 31, 2013 and for the nine months ended September 30, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$7,467,032	$7,086,491	$380,541	5.4%
Annuity operations	5,491,626	4,131,672	1,359,954	32.9%
Corporate operations	324,889	221,507	103,382	46.7%
Total	$13,283,547	$11,439,670	$1,843,877	16.1%
Income (loss) before income taxes:
Life insurance operations	$202,269	$312,147	$(109,878)	-35.2%
Annuity operations	495,240	607,869	(112,629)	-18.5%
Corporate operations	253,462	(461,035)	714,497	-155.0%
Total	$950,971	$458,981	$491,990	107.2%

Life Insurance Operations

The $380,541 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2014 is primarily due to the following:

●	$189,183 increase in premiums

●	$89,191 increase in net investment income

●	$85,070 increase in net realized investment gains

●	$17,097 increase in other income

The $109,878 decreased profitability from Life Insurance Operations for the nine months ended September 30, 2014 is primarily due to the following:

●	$337,536 increase in death benefits

●	$285,467 decrease in policy acquisition costs deferred net of amortization

●	$247,326 increase in other underwriting, insurance and acquisition expenses

●	$35,683 increase in future policy benefits

●	$20,171 increase in surrenders

●	$6,006 increase in dividend, endowment and supplementary life contract benefits

●	$17,097 increase in other income

●	$85,070 increase in net realized investment gains

●	$89,191 increase in net investment income

●	$167,151 decrease in amortization of value of insurance business acquired

●	$189,183 increase in premiums

●	$274,619 decrease in commissions

Annuity Operations

The $1,359,954 increase in revenues from Annuity Operations for the nine months ended September 30, 2014 is due to the following:

●	$1,032,780 increase in net investment income

●	$327,174 increase in net realized investment gains

The $112,629 decreased profitability from Annuity Operations for the nine months ended September 30, 2014 is due to the following:

●	$532,359 increase in other underwriting, insurance and acquisition expenses

●	$506,252 increase in interest credited to policyholders

●	$347,377 increase in commissions

●	$154,419 increase in amortization of value of insurance business acquired

●	$67,824 increase in policy acquisition costs deferred net of amortization

●	$327,174 increase in net realized investment gains

●	$1,032,780 increase in net investment income

Corporate Operations

The $103,382 increase in revenues from Corporate Operations for the nine months ended September 30, 2014 is primarily due to $95,258 of increased net investment income and $8,124 of increased other income.

The $714,497 increased Corporate Operations profitability for the nine months ended September 30, 2014 is primarily due to $95,258 of increased net investment income, $8,124 of increased other income and $611,115 of decreased operating expenses. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment since we are focused on expanding the life insurance and annuity operations of TLIC and FBLIC. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of September 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) September 30, 2014	December 31, 2013	Increase 2014 to 2013	Percentage Change 2014 to 2013
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $107,337,322 and $98,218,823 as of September 30, 2014 and December 31, 2013, respectively)	$111,392,012	$100,429,711	$10,962,301	10.9%
Available-for-sale equity securities at fair value (cost: $615,734 and $567,697 as of September 30, 2014 and December 31, 2013, respectively)	738,984	717,433	21,551	3.0%
Mortgage loans on real estate	35,052,415	19,124,869	15,927,546	83.3%
Investment real estate	9,201,462	6,531,971	2,669,491	40.9%
Policy loans	1,497,314	1,488,646	8,668	0.6%
Short-term investments	1,391,445	-	1,391,445	100.0%
Other long-term investments	22,213,923	21,763,648	450,275	2.1%
Total investments	$181,487,555	$150,056,278	$31,431,277	20.9%

The $10,962,301 increase in available-for-sale fixed maturity securities for the nine months ended September 30, 2014 is primarily due to purchases of $19,781,456, net realized investment gains of $552,662, increase in unrealized appreciation of $1,843,802 in excess of sales and maturities of $10,558,530 and premium amortization of $657,089. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of September 30, 2014, we held 74 available-for-sale fixed maturity securities with an unrealized loss of $634,877, fair value of $18,203,200 and amortized cost of $18,838,077.

The $21,551 increase in available-for-sale equity securities for the nine months ended September 30, 2014 is due to purchases of $131,717 and net realized investment gains of $21,400 in excess of sales of $105,080 and a $26,486 decrease in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in several companies.

As of September 30, 2014, we held three available-for-sale equity securities with an unrealized loss of $22,086, fair value of $196,360 and cost of $218,446.

The $15,927,546 increase in mortgage loans for the nine months ended September 30, 2014 is primarily due to the purchase or origination of $20,972,323 of mortgage loans, $73,500 capitalization of loan origination fees, $204,182 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $89,353 less principal payments of $5,284,042, increase in the allowance for bad debts of $69,293 and $58,477 of amortization of loan origination fees.

The $450,275 increase in other long-term investments (comprised of lottery receivables) for the nine months ended September 30, 2014 is primarily due to the purchases of $1,975,228, accretion of discount of $1,234,775 less principal payments of $2,759,728.

The $2,669,491 increase in investment real estate for the nine months ended September 30, 2014 is primarily due to the February 2014 purchases of one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063) and three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864).

Our assets other than invested assets as of September 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) September 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Cash and cash equivalents	$7,603,167	$10,608,438	$(3,005,271)	-28.3%
Accrued investment income	1,721,630	1,558,153	163,477	10.5%
Recoverable from reinsurers	1,175,013	1,200,807	(25,794)	-2.1%
Agents' balances and due premiums	497,409	285,033	212,376	74.5%
Deferred policy acquisition costs	8,896,234	8,172,627	723,607	8.9%
Value of insurance business acquired	6,777,951	7,086,790	(308,839)	-4.4%
Property and equipment, net	91,640	130,287	(38,647)	-29.7%
Other assets	4,866,852	4,074,746	792,106	19.4%
Assets other than investment assets	$31,629,896	$33,116,881	$(1,486,985)	-4.5%

Other assets consist primarily of recoverable federal and state income taxes, guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables and loans from premium financing. The $792,106 increase in other assets is primarily due to $843,921 of increased recoverable federal and state income taxes.

Our liabilities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	(Unaudited) September 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Policy liabilities
Policyholders' account balances	$135,938,605	$113,750,681	$22,187,924	19.5%
Future policy benefits	35,154,347	33,354,454	1,799,893	5.4%
Policy claims	533,730	611,417	(77,687)	-12.7%
Other policy liabilities	99,576	89,504	10,072	11.3%
Total policy liabilities	171,726,258	147,806,056	23,920,202	16.2%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	3,044,722	2,543,825	500,897	19.7%
Other liabilities	1,405,855	2,182,264	(776,409)	-35.6%
Total liabilities	$180,253,308	$152,532,145	$27,721,163	18.2%

The $23,920,202 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $18,944,294, interest credited to policyholders’ account balances of $3,243,630 and increased future policy benefit reserves of $1,799,893 due to the actuarial exposure of the life insurance policies being in force for nine additional months.

On March 26, 2014, we issued two notes payable totaling $4,076,473. The first promissory note totaling $3,009,265 is collateralized by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014 including assignment of the tenant leases.

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the term of the loan. For the nine months ended September 30, 2014, $17,815 of the loan origination fees has been amortized and the unamortized loan origination fees as of September 30, 2014 are $89,074.

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 31, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2018 and $6,417 in 2019.

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

The $500,897 increase in deferred federal income taxes during the nine months ended September 30, 2014 was due to $357,006 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. The remaining increase is due to $143,888 of operating deferred tax expenses.

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unamortized loan origination fees related to the $4,076,473 notes payable and unearned investment income. The $776,409 decrease in other liabilities is primarily due to an $844,000 decrease in deposits on pending applications and capitalized and unamortized loan origination fees of $89,000 that exceeded a $135,000 increase in accrued expenses.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2014, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $6,836,724 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The impact of these two stock dividend charges of $5,270,288 decreased the balance of accumulated earnings as of September 30, 2014 to $1,566,436, as shown in the accumulated earnings caption in the September 30, 2014 consolidated statement of financial position.

The Company has also purchased 218,259 shares of treasury stock at a cost of $773,731 from former members of the Board of Directors, a former agent and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of September 30, 2014, we had cash and cash equivalents totaling $7,603,167. As of September 30, 2014, cash and cash equivalents of $4,777,020 and $1,484,074, respectively, of the total $7,603,167 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $4,313,664 as of September 30, 2014. Uninsured balances aggregated $2,576,504 as of December 31, 2013. The primary reason for this $1,737,160 increase in uninsured balances is due to a late September 2014 influx of annuity deposits that have not yet been invested. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	(Unaudited) Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Net cash provided by operating activities	$2,361,608	$3,597,006	$(1,235,398)	-34.3%
Net cash used in investing activities	(28,307,646)	(13,217,982)	(15,089,664)	114.2%
Net cash provided by financing activities	22,940,767	10,928,141	12,012,626	109.9%
Increase (decrease) in cash and cash equivalents	(3,005,271)	1,307,165	(4,312,436)	-329.9%
Cash and cash equivalents, beginning of period	10,608,438	10,947,474	(339,036)	-3.1%
Cash and cash equivalents, end of period	$7,603,167	$12,254,639	$(4,651,472)	-38.0%

The $1,235,398 decrease in cash provided by operating activities during the nine months ended September 30, 2014 was primarily related to increased interest, death benefits and advance commission payments.

The $15,089,664 increase in cash used for investing activities during the nine months ended September 30, 2014 was primarily related to increased purchases of fixed maturity securities, mortgage loans and investment real estate in 2014 compared to 2013 that exceeded increased sales and maturities of fixed maturity securities, increased payments of mortgage loans and decreased purchases of other long-term investments (i.e., lottery receivables).

The $12,012,626 increase in cash provided by financing activities for the nine months ended September 30, 2014 primarily resulted from $7,930,245 of increased policyholder account deposits in excess of withdrawals and $4,076,473 in proceeds from the issuance of two promissory notes payable in excess of $34,864 of increased purchases of treasury shares.

Our shareholders’ equity as of September 30, 2014 and December 31, 2013 is summarized as follows:

	(Unaudited)September 30, 2014	December 31, 2013	Increase (Decrease) 2014 to 2013	Percentage Change 2014 to 2013

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 issued as of September 30, 2014 and December 31, 2013 and 7,831,934 and 7,851,984 outstanding as of September 30, 2014 and December 31, 2013, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,748	28,684,748	-	0.0%
Treasury stock, at cost (218,259 and 198,209 shares as of September 30, 2014 and December 31, 2013, respectively)	(773,731)	(693,731)	(80,000)	11.5%
Accumulated other comprehensive income	3,306,188	1,878,157	1,428,031	76.0%
Accumulated earnings	1,566,436	691,338	875,098	126.6%
Total shareholders' equity	$32,864,143	$30,641,014	$2,223,129	7.3%

The increase in shareholders’ equity of $2,223,129 for the nine months ended September 30, 2014 is due to $1,428,031 of other comprehensive income, $875,098 of net income less $80,000 for purchases of 20,050 shares of treasury stock from a former TLIC agent.

Equity per common share outstanding increased 7.7% to $4.20 as of September 30, 2014 compared to $3.90 per share as of December 31, 2013, based upon 7,831,934 common shares outstanding as of September 30, 2014 and 7,851,984 common shares outstanding as of December 31, 2013.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $4,177,940 and $2,360,624 as of September 30, 2014 and December 31, 2013, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $2,391,378 in unrealized gains arising for the nine months ended September 30, 2014 has been offset by the 2014 net realized investment gains of $574,062 originating from the sale and call activity for fixed maturity and equity securities resulting in net unrealized gains on investment of $1,817,316.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of September 30, 2014, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2014 will be sufficient to fund our anticipated operating expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking statements. The forward-looking statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and include estimates and assumptions related to economic, competitive and legislative developments. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning; and include, but are not limited to, statements regarding the outlook of our business and financial performance. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond our control and have been made based upon our expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. These factors include among others:

●	general economic conditions and financial factors, including the performance and fluctuations of fixed income, equity, real estate, credit capital and other financial markets;

●

differences between actual experience regarding mortality, morbidity, persistency, surrenders, investment returns, and our pricing assumptions establishing liabilities and reserves or for other purposes;

●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;

●	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses such as FTCC;

●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;

●	investment losses and defaults;

●	competition in our product lines;

●	attraction and retention of qualified employees and agents;

●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;

●	the availability, affordability and adequacy of reinsurance protection;

●	the effects of emerging claim and coverage issues;

●	the cyclical nature of the insurance business;

●	interest rate fluctuations;

●	changes in our experiences related to deferred policy acquisition costs;

●	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;

●	impact of medical epidemics and viruses;

●	domestic or international military actions;

●	the effects of extensive government regulation of the insurance industry;

●	changes in tax and securities law;

●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;

●	regulatory or legislative changes or developments;

●	the effects of unanticipated events on our disaster recovery and business continuity planning;

●	failures or limitations of our computer, data security and administration systems;

●	risks of employee error or misconduct;

●	the assimilation of life insurance businesses we acquire and the sound management of these businesses; and

●	the availability of capital to expand our business.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 12, 2014	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 12, 2014	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer