Form 10-K
period 2014-12-31
First Trinity Financial CORP
filed 2015-03-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 9, 2015: 7,802,613 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), First Trinity Capital Corporation (“FTCC”) and Southern Insurance Services, LLC (“SIS”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia. FBLIC also has a certificate of authority application pending in Alabama.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC currently has no operations other than minor premium refunds and collections of past due accounts and accounts involved in litigation. The Company also owns 100% of SIS, a limited liability company acquired in 2009, that operated as a property and casualty insurance agency but currently has no operations.

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007, June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

Our operations have been profitable and have generated $7,887,137 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The historic impact of these two stock dividend charges of $5,270,288 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2014 of $2,616,849, as shown in the accumulated earnings caption in the December 31, 2014 consolidated statement of financial position.

The Company has also purchased 238,155 shares of treasury stock at a cost of $855,304 from former members of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation.

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

Financial Information about Segments

The Financial Accounting Standards Board (“FASB”) guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results is provided based on segment data prepared in accordance with this methodology.

Prior to January 1, 2014, the Company’s segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

Our business segments beginning January 1, 2014 are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company, FTCC and SIS after the elimination of intercompany amounts.

Please see below and Note 13 to the Consolidated Financial Statements for the years ended December 31, 2014 and 2013 and as of December 31, 2014 and December 31, 2013 for additional information regarding segment information. The segment data as of December 31, 2013 and for the year ended December 31, 2013 has been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

Life Insurance and Annuity Operations

Our Life Insurance and Annuity Operations consists of issuing ordinary whole life insurance, modified premium whole life with an annuity rider, term, final expense, accidental death and dismemberment and annuity products. The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting.

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

FBLIC entered into an administrative services agreement with IHLIC on November 28, 2012. Under the terms of this agreement, the services provided by IHLIC include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of FBLIC. The agreement is effective for a period of five (5) years from November 1, 2012 through October 31, 2017 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

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

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC markets its products through independent agents. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. FBLIC also has a certificate of authority application pending in Alabama.

The following table sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection, for the most significant states in which we are licensed, for the years ended December 31, 2014 and 2013, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	2014
State	Life	Percentage	Annuity	Percentage
Colorado	$52,100	1%	$45,982	0%
Florida	14,307	0%	227,708	1%
Illinois	941,190	11%	2,155,753	7%
Indiana	52,061	1%	42,581	0%
Kansas	2,202,812	25%	4,462,542	15%
Kentucky	191,817	2%	50,000	0%
Missouri	602,282	7%	464,826	2%
Nebraska	219,819	3%	2,339,607	8%
North Dakota	135,738	2%	3,267,067	11%
Ohio	978,350	12%	241,178	1%
Oklahoma	1,595,805	19%	2,575,335	9%
Pennsylvania	11,163	0%	3,045,645	10%
Texas	1,233,995	15%	10,784,374	35%
All other	190,495	2%	286,408	1%
Total direct collected premiums	$8,421,934	100%	$29,989,006	100%

	2013
State	Life	Percentage	Annuity	Percentage
Illinois	$897,578	11%	$112,460	1%
Kansas	2,204,227	27%	2,546,291	12%
Kentucky	164,369	2%	35,213	0%
Missouri	607,807	7%	253,555	1%
Nebraska	220,639	3%	1,091,247	5%
North Dakota	134,549	2%	2,412,121	11%
Ohio	873,211	11%	5,925	0%
Oklahoma	1,651,954	20%	3,204,151	15%
Pennsylvania	5,586	0%	180,000	1%
Texas	1,183,582	15%	11,260,818	53%
All other	160,186	2%	317,641	1%
Total direct collected premiums	$8,103,688	100%	$21,419,422	100%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TLIC reinsures all amounts of risk on any one life in excess of $75,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company and Wilton Reassurance Company.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re Insurance Company, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re Insurance Company’s retention on business ceded to Optimum Re Insurance Company by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $75,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large amounts of risk. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re Insurance Company. FBLIC also reinsures its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re Insurance Company.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

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

Many domestic life insurance companies have significantly greater financial, marketing and other resources, longer business histories and more diversified lines of insurance products than we do. We also face competition from companies marketing in person as well as with direct mail and internet sales campaigns. Although we may be at a competitive disadvantage to these entities, we believe that our premium rates, policy features, marketing approaches and policyholder services are generally competitive with those of other life insurance companies selling similar types of products and provide us with niche marketing opportunities not actively pursued by other life insurance companies.

Governmental Regulation

TLIC and FBLIC, respectively, are subject to regulation and supervision by the OID and the Missouri Department of Insurance (“MDOI”). The insurance laws of Oklahoma and Missouri give the OID and MDOI broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus and (x) regulate the type and amount of permitted investments.

TLIC and FBLIC can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,167,518 in 2015 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $980,906 in 2015 without prior approval. FBLIC paid dividends of $1,500,000 and $850,000 to TLIC in 2014 and 2013, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

There are certain factors particular to the life insurance business which may have an adverse effect on the statutory operating results of TLIC and FBLIC. One such factor is that the costs associated with issuing a new policy in force is usually greater than the first year’s policy premium. Accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on statutory operating results.

Premium Finance Operations

FTCC was incorporated in 2006 and provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC currently has no operations other than minor premium refunds and collections of past due accounts and accounts involved in litigation. SIS, a property and casualty insurance agency acquired in 2009, wrote commercial and personal lines of insurance, primarily in the state of Mississippi. SIS is no longer operating as a property and casualty insurance agency and currently has no operations.

Employees

As of March 9, 2015, the Company had seven full-time employees and two part-time employees.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010. Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement) of $69,886 and $76,192 for the years ended December 31, 2014 and 2013, respectively, under this lease. The Company received a $120,000 leasehold improvement allowance from the lessor on January 1, 2011 that is being amortized over the remaining non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2014 and 2013. Future minimum lease payments to be paid under non-cancellable lease agreements are $71,073 in 2015.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land.

On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years. On September 28, 2014, TLIC entered into a two year lease effective January 1, 2015 with the same lessee for the same office space. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $9,130 in 2012, $9,371 in 2013 and 2014 and $8,696 for 2015 and 2016.

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for paying building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2019.

In February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

The future minimum lease payments to be received under the above non-cancellable lease agreements are $798,190, $670,864, $464,032, $466,798 and $476,610 for the years 2015 through 2019, respectively.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $135,892. FTCC also owned a small, undeveloped land parcel in Carthage, Mississippi with a carrying value of $36,000 that was sold during 2014.

On March 11, 2015, the Company closed on the sale of its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,828,936 as of both December 31, 2014 and March 11, 2015. The Company expects to record a gross profit on these sales of approximately $254,310 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,067.

In addition, simultaneously with these sales, the Company will settle its two notes payable, collateralized by the held for sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076, 473. In connection with the repayments of the two notes payable, the Company will expense the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, the Company will also incur interest expense of $38,217 on the two notes payable and amortize $7,423 of loan origination fees.

Item 3. Legal Proceedings

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the “Defendants”).  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the Oklahoma Insurance Department and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

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

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act (“MMPA”). It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. FBLIC filed a motion for partial summary judgment seeking summary judgment on the claims for violation of MMPA. The motion for partial summary judgment asked the Court to declare that the MMPA does not apply to insurance companies such as FBLIC and enter judgment for FBLIC on the petition. A hearing for the motion of summary judgment was held on February 25, 2015 and it was subsequently denied by the Court on March 2, 2015. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

Item 4. Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

As of March 9, 2015, there were approximately 4,000 shareholders of the Company’s outstanding common stock.

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

Provisions of the Oklahoma Insurance Code relating to insurance holding companies subject transactions between the Company and TLIC and the Company and FBLIC, including dividend payments, to certain standards generally intended to prevent such transactions from adversely affecting the adequacy of life insurance subsidiaries' capital and surplus available to support policyholder obligations. In addition, under the Oklahoma General Corporation Act, the Company may not pay dividends if, after giving effect to a dividend, it would not be able to pay its debts as they become due in the usual course of business or if its total liabilities would exceed its total assets.

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

The Company repurchased 185,313 shares of its common stock at a cost of $648,595 during 2012 from former members of the Board of Directors; repurchased 12,896 shares of its common stock at a cost of $45,136 from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock during 2013 and repurchased 39,946 shares of its common stock at a cost of $161,573 from a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and the former Chairman of the Board of Directors during 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets. We are no longer operating a premium finance company, financing casualty insurance premiums.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. FBLIC also has a certificate of authority application pending in Alabama.

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

Prior to June 30, 2013, we provided financing for casualty insurance premiums for individuals and companies through independent property and casualty insurance agents through our wholly owned subsidiary FTCC. FTCC was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC currently has no operations other than minor premium refunds and collections of past due accounts and accounts involved in litigation.

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation for $2,500,000 and had additional acquisition related expenses of $195,000.

In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of FBLIC for $13,855,129.

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

Mortgage Loans on Real Estate

We carry mortgage loans on real estate at unpaid balances, net of unamortized premium or discounts. Interest income and the amortization of premiums or discounts are included in net investment income. Mortgage loan fees, certain direct loan origination costs and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated.

We have established a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow. This allowance for possible loan losses from investments in mortgage loans on real estate is a reserve established through a provision for possible loan losses charged to expense which represents, in our judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan portfolio. This allowance, in our judgment, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan portfolio and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While we utilize our best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential and commercial mortgage loan portfolio, the economy and changes in interest rates. Our allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

We consider mortgage loans on real estate impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Factors that we consider in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the mortgage loan on real estate and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

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

Value of Insurance Business Acquired

As a result of our purchases of FLAC and FBLIC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under FASB guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. The recovery of the value of insurance business acquired is dependent on the future profitability of the underlying business that was initially recorded in the purchases of FLAC and FBLIC. Each reporting period, we evaluate the recoverability of the unamortized balance of the value of insurance business acquired.

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

As of December 31, 2014 and 2013, there was $2,065,464 and $1,653,088, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $363,920 in 2015, $356,090 in 2016, $331,336 in 2017, $306,915 in 2018 and $273,658 in 2019.

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

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation.

The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The updated guidance is effective for the quarter ending March 31, 2017. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.

The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Receivables – Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This guidance can be elected for prospective adoption or by using a retrospective transition method. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Business Segments

The FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results is provided based on segment data prepared in accordance with this methodology.

Prior to January 1, 2014, the Company’s segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were included in the corporate segment.

Our business segments beginning January 1, 2014 are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company, FTCC and SIS after the elimination of intercompany amounts.

Please see below and Note 13 to the Consolidated Financial Statements for the years ended December 31, 2014 and 2013 and as of December 31, 2014 and December 31, 2013 for additional information regarding segment information. The segment data as of December 31, 2013 and for the year ended December 31, 2013 has been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2014 and 2013

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$8,095,199	$7,929,672	$165,527	2.1%
Net investment income	8,683,007	7,027,006	1,656,001	23.6%
Net realized investment gains	1,017,545	1,132,451	(114,906)	-10.1%
Other income	82,432	59,104	23,328	39.5%
Total revenues	17,878,183	16,148,233	1,729,950	10.7%
Benefits and claims	10,766,491	9,602,129	1,164,362	12.1%
Expenses	5,668,619	5,338,029	330,590	6.2%
Total benefits, claims and expenses	16,435,110	14,940,158	1,494,952	10.0%
Income before federal income tax expense (benefit)	1,443,073	1,208,075	234,998	19.5%
Federal income tax expense (benefit)	(482,438)	318,752	(801,190)	-251.4%
Net income	$1,925,511	$889,323	$1,036,188	116.5%
Net income per common share basic and diluted	$0.25	$0.11	$0.14	127.3%

Consolidated Condensed Financial Position as of December 31, 2014 and 2013

			Increase	Percentage
			(Decrease)	Change
	December 31, 2014	December 31, 2013	2014 to 2013	2014 to 2013

Investment assets	$183,581,353	$150,056,278	$33,525,075	22.3%
Other assets	35,419,815	33,116,881	2,302,934	7.0%
Total assets	$219,001,168	$183,173,159	$35,828,009	19.6%

Policy liabilities	$177,158,120	$147,806,056	$29,352,064	19.9%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	2,198,753	2,543,825	(345,072)	-13.6%
Other liabilities	2,357,484	2,182,264	175,220	8.0%
Total liabilities	185,790,830	152,532,145	33,258,685	21.8%
Shareholders' equity	33,210,338	30,641,014	2,569,324	8.4%
Total liabilities and shareholders' equity	$219,001,168	$183,173,159	$35,828,009	19.6%

Shareholders' equity per common share	$4.25	$3.90	$0.35	9.0%

Results of Operations – Years Ended December 31, 2014 and 2013

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2014 and 2013 are summarized as follows:

			Increase	Percentage
	Years Ended December 31,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Premiums	$8,095,199	$7,929,672	$165,527	2.1%
Net investment income	8,683,007	7,027,006	1,656,001	23.6%
Net realized investment gains	1,017,545	1,132,451	(114,906)	-10.1%
Other income	82,432	59,104	23,328	39.5%
Total revenues	$17,878,183	$16,148,233	$1,729,950	10.7%

The $1,729,950 increase in total revenues for the year ended December 31, 2014 is discussed below.

Premiums

Our premiums for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Whole life and term first year	$67,654	$103,567	$(35,913)	-34.7%
Whole life and term renewal	2,637,361	2,930,582	(293,221)	-10.0%
Final expense first year	948,892	926,369	22,523	2.4%
Final expense renewal	4,441,292	3,969,154	472,138	11.9%
Total premiums	$8,095,199	$7,929,672	$165,527	2.1%

The $165,527 increase in premiums for the year ended December 31, 2014 is primarily due to a $472,138 increase in final expense renewal premiums that exceeded a $329,134 decrease in whole life and term first year and renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2014 and 2013 are summarized as follows:

			Increase	Percentage
	Years Ended December 31,		(Decrease)	Change
	2014	2013	2014 less 2013	2014 to 2013
Fixed maturity securities	$4,585,375	$4,426,063	$159,312	3.6%
Equity securities	41,127	35,413	5,714	16.1%
Other long-term investments	1,605,470	1,635,788	(30,318)	-1.9%
Mortgage loans	2,479,552	1,150,498	1,329,054	115.5%
Real estate	788,087	375,290	412,797	110.0%
Policy loans	102,675	100,512	2,163	2.2%
Short-term and other investments	166,298	94,759	71,539	75.5%
Gross investment income	9,768,584	7,818,323	1,950,261	24.9%
Investment expenses	(1,085,577)	(791,317)	294,260	-37.2%
Net investment income	$8,683,007	$7,027,006	$1,656,001	23.6%

The $1,950,261 increase in gross investment income for the year ended December 31, 2014 is due to the 2014 investment primarily in mortgage loans, real estate and fixed maturity securities. During 2014, our investments in mortgage loans have increased approximately $19.5 million. In addition, since December 31, 2013, we have purchased two retail business buildings and land located in Missouri and Texas for approximately $2.7 million and capitalized $88,447 additional closing costs related to the 2013 purchase of two retail business buildings and land located in Indiana and Oklahoma. Investments in fixed maturity securities have also increased $10.2 million since December 31, 2013. The interest and rental income on these investments in mortgage loans, real estate and fixed maturity securities accounted for $1,901,163 of the $1,950,261 increase in gross investment income.

The $294,260 increase in investment expenses for the year ended December 31, 2014 is due to fees and expenses associated with our increased investments in mortgage loans and real estate including $137,581 of interest on the $4,076,473 of notes payable and a $68,271 increase in the mortgage loan allowance.

Net Realized Investment Gains

There was a $114,906 decrease in net realized investment gains for the year ended December 31, 2014.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $796,141 for the year ended December 31, 2014 resulted from proceeds of $14,462,534 for these securities that had carrying values of $13,666,393 at the 2014 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $2,900 for the year ended December 31, 2014 resulted from proceeds of $205,080 for these securities that had carrying values of $202,180 at the 2014 disposal dates.

The net realized investment gains from mortgage loans on real estate of $218,504 for the year ended December 31, 2014 resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price.

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

The net realized investment gains from mortgage loans on real estate of $264,396 for the year ended December 31, 2013 resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price.

We recorded no other-than-temporary impairments in 2014 or 2013 other than the $42,500 realized loss recorded on the equity security that was deemed to be fully impaired in fourth quarter 2013.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Benefits and claims
Increase in future policy benefits	$2,539,468	$2,267,677	$271,791	12.0%
Death benefits	2,893,415	2,679,210	214,205	8.0%
Surrenders	614,510	633,935	(19,425)	-3.1%
Interest credited to policyholders	4,433,762	3,745,992	687,770	18.4%
Dividend, endowment and supplementary life contract benefits	285,336	275,315	10,021	3.6%
Total benefits and claims	10,766,491	9,602,129	1,164,362	12.1%
Expenses
Policy acquisition costs deferred	(2,351,163)	(1,950,072)	(401,091)	20.6%
Amortization of deferred policy acquisition costs	1,212,426	831,637	380,789	45.8%
Amortization of value of insurance business acquired	412,376	422,105	(9,729)	-2.3%
Commissions	2,296,112	2,028,429	267,683	13.2%
Other underwriting, insurance and acquisition expenses	4,098,868	4,005,930	92,938	2.3%
Total expenses	5,668,619	5,338,029	330,590	6.2%
Total benefits, claims and expenses	$16,435,110	$14,940,158	$1,494,952	10.0%

The $1,494,952 increase in total benefits, claims and expenses for the year ended December 31, 2014 is discussed below.

Benefits and Claims

The $1,164,362 increase in benefits and claims for the year ended December 31, 2014 is primarily due to the following:

●

$687,770 increase in interest credited to policyholders is primarily due to an approximate $26.8 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) during 2014.

●	$271,791 increase in future policy benefits primarily related to the existing policies in force aging one additional year.

●

$214,205 increase in death benefits is primarily due to increased number of claims although the average amount per claim has decreased slightly. This increase in death benefits is as expected due to an increase in final expense life insurance in force.

Deferral and Amortization of Deferred Acquisition Costs

Certain costs related to the successful acquisition of traditional life insurance policies are capitalized and amortized over the premium-paying period of the policies. Certain costs related to the successful acquisition of insurance and annuity policies that subject us to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed (i.e., limited-payment long-duration annuity contracts) are capitalized and amortized in relation to the present value of actual and expected gross profits on the policies. These acquisition costs, which are referred to as deferred policy acquisition costs, include commissions and other successful costs of acquiring policies and contracts, which vary with, and are primarily related to, the successful production of new and renewal life insurance policies and annuity contracts.

For the years ended December 31, 2014 and 2013, capitalized costs were $2,351,163 and $1,950,072, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2014 and 2013 were $1,212,426 and $831,637, respectively.

The $401,091 increase in the acquisition costs deferred primarily relates to increased production of annuity and final expense products by appointed agents based upon expansion into additional states and recruiting of additional agents. The $380,789 increase in the 2014 amortization of deferred acquisition costs is primarily due to an actuarial review that increased the average amount of an individual final expense policy in force resulting in a fewer number of final expense policies in force that triggered increased amortization. In addition, the lapsation of whole life and term renewal products originally sold by TLIC has increased slightly. However, the in force business acquired as a result of the purchases of FLAC and FBLIC in 2008 and 2011, respectively, continues to have high persistency.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $412,376 and $422,105 for the years ended December 31, 2014 and 2013, respectively. The $9,729 decrease in the 2014 amortization of value of insurance business acquired is due to the persistency of the FLAC and FBLIC business acquired in 2008 and 2011, respectively, due to our continuing conservation efforts.

Commissions

Our commissions for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 less 2013	2014 to 2013
Annuity	$666,748	$416,088	$250,660	60.2%
Whole life and term first year	51,514	74,167	(22,653)	-30.5%
Whole life and term renewal	104,559	105,778	(1,219)	-1.2%
Final expense first year	1,087,263	1,064,979	22,284	2.1%
Final expense renewal	386,028	367,417	18,611	5.1%
Total commissions	$2,296,112	$2,028,429	$267,683	13.2%

The $267,683 increase in commissions for the year ended December 31, 2014 is primarily due to a $250,660 increase in annuity first year, single and renewal commissions that corresponds to $8,990,223 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $92,938 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2014 is primarily due to scheduled insurance examinations by the Oklahoma and Missouri regulators and licensing and filing fees related to certificate of authority expansion into additional states and the filing of insurance products with state regulators.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2012 and 2013 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC in 2014.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the year ended December 31, 2014 and 2013, current income tax expense was $63,983 and $100,820, respectively. Deferred federal income tax expense (benefit) was ($546,421) and $217,932 for the years ended December 31, 2014 and 2013, respectively. The change in deferred taxes between 2013 and 2014 is primarily due to the utilization of net operating loss carryforwards and the reduction in valuation allowances on deferred tax assets as it is probable that a portion of the net operating loss carryforwards on the consolidated federal income tax returns of FTFC and FTCC will be utilized due to projected taxable income in future years demonstrated by the taxable income generated in 2014.

Net Income Per Common Share Basic and Diluted

Net income was $1,925,511 ($0.25 per common share basic and diluted) and $889,323 ($0.11 per common share basic and diluted) for the years ended December 31, 2014 and 2013, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2014 and 2013 were 7,831,108 and 7,852,014, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC, and a corporate segment. Results for the parent company and the operations of FTCC and SIS, after elimination of intercompany amounts, are allocated to the corporate segment. Prior to January 1, 2014, the Company’s segment data was reported based upon a life insurance segment, consisting of the operations of TLIC and FBLIC, a premium financing segment, consisting of the operations of FTCC and SIS, and a corporate segment. Prior to January 1, 2014, the results for the parent company, after elimination of intercompany amounts, were allocated to the corporate segment.

The segment data as of December 31, 2013 has been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

The revenues and income (loss) before federal income taxes from our business segments for the years ended December 30, 2014 and 2013 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Revenues:
Life insurance operations	$10,074,767	$9,804,082	$270,685	2.8%
Annuity operations	7,372,871	6,075,108	1,297,763	21.4%
Corporate operations	430,545	269,043	161,502	60.0%
Total	$17,878,183	$16,148,233	$1,729,950	10.7%
Income (loss) before income taxes:
Life insurance operations	$507,717	$974,123	$(466,406)	-47.9%
Annuity operations	606,317	906,954	(300,637)	-33.1%
Corporate operations	329,039	(673,002)	1,002,041	-148.9%
Total	$1,443,073	$1,208,075	$234,998	19.5%

Life Insurance Operations

The $270,685 increase in revenues from Life Insurance Operations for the year ended December 31, 2014 is primarily due to the following:

●	$165,527 increase in premiums

●	$149,383 increase in net investment income

●	$14,702 increase in other income

●	$58,927 decrease in net realized investment gains

The $466,406 decreased profitability from Life Insurance Operations for the year ended December 31, 2014 is primarily due to the following:

●	$271,791 increase in future policy benefits

●	$214,375 increase in other underwriting, insurance and acquisition expenses

●	$214,205 increase in death benefits

●	$58,927 decrease in net realized investment gains

●	$33,966 decrease in policy acquisition costs deferred net of amortization

●	$17,402 increase in commissions

●	$10,021 increase in dividend, endowment and supplementary life contract benefits

●	$4,865 decrease in amortization of value of insurance business acquired

●	$14,702 increase in other income

●	$19,425 decrease in surrenders

●	$149,383 increase in net investment income

●	$165,527 increase in premiums

Annuity Operations

The $1,297,763 increase in revenues from Annuity Operations for the year ended December 31, 2014 is due to the following:

●	$1,396,242 increase in net investment income

●	$98,479 decrease in net realized investment gains

The $300,637 decreased profitability from Annuity Operations for the year ended December 31, 2014 is due to the following:

●	$719,102 increase in other underwriting, insurance and acquisition expenses

●	$687,770 increase in interest credited to policyholders

●	$250,660 increase in commissions

●	$98,479 decrease in net realized investment gains

●	$4,864 decrease in amortization of value of insurance business acquired

●	$54,268 increase in policy acquisition costs deferred net of amortization

●	$1,396,242 increase in net investment income

Corporate Operations

The $161,502 increase in revenues from Corporate Operations for the year ended December 31, 2014 is primarily due to $110,376 of increased net investment income, $42,500 of decreased realized losses and $8,626 of increased other income.

The $1,002,041 increased Corporate Operations profitability for the year ended December 31, 2014 is primarily due to $110,376 of increased net investment income, $42,500 of decreased realized losses, $8,626 of increased other income and $840,539 of decreased operating expenses. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment since we are focused on expanding the life insurance and annuity operations of TLIC and FBLIC. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of December 31, 2014 and 2013 are summarized as follows:

	December 31,	December 31,	Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $107,412,322 and $98,218,823 as of December 31, 2014 and 2013, respectively)	$110,651,429	$100,429,711	$10,221,718	10.2%
Available-for-sale equity securities at fair value (cost: $519,595 and $567,697 as of December 31, 2014 and 2013, respectively)	671,357	717,433	(46,076)	-6.4%
Mortgage loans on real estate	38,649,733	19,124,869	19,524,864	102.1%
Investment real estate	9,165,090	6,531,971	2,633,119	40.3%
Policy loans	1,520,620	1,488,646	31,974	2.1%
Short-term investments	1,141,199	-	1,141,199	100.0%
Other long-term investments	21,781,925	21,763,648	18,277	0.1%
Total investments	$183,581,353	$150,056,278	$33,525,075	22.3%

The $10,221,718 increase in available for sale fixed maturity securities for the year ended December 31, 2014 is primarily due to purchases of $23,740,124 in excess of sales and maturities of $14,462,534, net realized investment gains of $796,141, increase in unrealized appreciation of $1,028,219 and premium amortization of $880,232. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies and U. S. government and foreign securities.

As of December 31, 2014, we held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

However, we hold three available-for-sale fixed maturity securities in a mining industry company that when combined have unrealized losses of $281,089, fair values of $328,125 and amortized costs of $609,214. Our analysis indicates that this mining industry company will more than likely be able to make principal and interest payments through the maturity of these three securities in 2020 and 2021. The ratio of the fair value to the amortized cost of these three securities was 54%. The ratio of the fair value to the amortized cost of the other 78 securities in an unrealized loss position as of December 31, 2014 is 96% with all 78 securities having a fair value to amortized cost ratio above 83%.

As of December 31, 2013, we held 154 available-for-sale fixed maturity securities with an unrealized loss of $1,596,459, fair value of $34,634,408 and amortized cost of $36,230,867. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2013. The ratio of the fair value to the amortized cost of these 154 securities is 96% with all 154 securities having a fair value to amortized cost ratio above 77%.

The $46,076 decrease in available-for-sale equity securities for the year ended December 31, 2014 is primarily due to sales of $205,080, purchases of $154,078, net realized investment gains of $2,900 and a $2,026 increase in unrealized appreciation of available-for-sale equity securities. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in a variety of companies.

As of December 31, 2014, we held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

As of December 31, 2013, we held three available-for-sale equity securities with unrealized losses of $32,605, fair value of $185,840 and cost of $218,445. The ratio of fair value to cost of these three securities is 85% with all of these three securities having a fair value to cost ratio above 78%.

The $19,524,864 increase in mortgage loans for the year ended December 31, 2014 is primarily due to the origination of $26,905,225 of mortgage loans, $218,504 of realized gains on prepayment of mortgage loans purchased at a discount, $97,500 of capitalization of loan origination fees and discount accretion of $119,128 less principal payments of $7,667,843, amortization of loan origination fees of $79,379 and increases in mortgage loan loss allowances of $68,271.

The $2,633,119 increase in investment real estate is due to the purchase of held for sale buildings and land in Harrisonville, Missouri and Houston, Texas for $2,729,410 and the capitalization of $88,447 additional closing costs related to the 2013 purchase of held for sale buildings and land in Greensburg, Indiana and Norman, Oklahoma less depreciation of the building held for the production of income for $148,738 and the sale of a small, undeveloped land parcel in Mississippi with a carrying value of $36,000.

The $18,277 increase in other long-term investments (comprised of lottery receivables) for the year ended December 31, 2014 is primarily due to the purchases of $2,221,728 and $1,622,893 of accretion of discount less principal payments of $3,826,344.

The $1,141,199 increase in short-term investments is due to investing in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2014 and 2013 are summarized as follows:

	December 31,	December 31,	Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013

Cash and cash equivalents	$10,158,386	$10,608,438	$(450,052)	-4.2%
Accrued investment income	1,682,906	1,558,153	124,753	8.0%
Recoverable from reinsurers	1,222,245	1,200,807	21,438	1.8%
Agents' balances and due premiums	562,146	285,033	277,113	97.2%
Deferred policy acquisition costs	9,287,851	8,172,627	1,115,224	13.6%
Value of insurance business acquired	6,674,414	7,086,790	(412,376)	-5.8%
Property and equipment, net	84,001	130,287	(46,286)	-35.5%
Other assets	5,747,866	4,074,746	1,673,120	41.1%
Assets other than investment assets	$35,419,815	$33,116,881	$2,302,934	7.0%

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables, loans from premium financing and receivables for securities purchased with trade dates and settlement dates in different years. The $1,673,120 increase in other assets is primarily due to $1,429,243 increase in receivables from mortgage loans and other long-term assets (lottery receivables), $168,254 of increased recoverable federal and state income taxes and a $54,702 increase in guaranty funds.

The $277,113 increase in agents’ balances and due premiums is primarily due to a $259,912 increase in agents’ balances. This increase is due to increased production of annuity contracts and final expense policies.

The $124,753 increase in accrued investment income is due to the $33,525,075 increase in invested assets during 2014.

Our liabilities as of December 30, 2014 and 2013 are summarized as follows:

	December 31,	December 31,	Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013

Policy liabilities
Policyholders' account balances	$140,554,973	$113,750,681	$26,804,292	23.6%
Future policy benefits	35,913,730	33,354,454	2,559,276	7.7%
Policy claims	602,269	611,417	(9,148)	-1.5%
Other policy liabilities	87,148	89,504	(2,356)	-2.6%
Total policy liabilities	177,158,120	147,806,056	29,352,064	19.9%
Notes payable	4,076,473	-	4,076,473	100.0%
Deferred federal income taxes	2,198,753	2,543,825	(345,072)	-13.6%
Other liabilities	2,357,484	2,182,264	175,220	8.0%
Total liabilities	$185,790,830	$152,532,145	$33,258,685	21.8%

The $29,352,064 increase in total policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $22,370,530, interest credited to policyholders’ account balances of $4,433,762 and increased future policy benefit reserves of $2,559,276 due to the actuarial exposure of the life insurance policies being in force for an additional year.

On March 26, 2014, we issued two notes payable totaling $4,076,473. The first note payable totaling $3,009,265 is collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014.

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2019.

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

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 are $80,167. We incurred $137,581 of interest expense during 2014 on these two notes payable.

The $345,072 decrease in deferred federal income taxes during the year ended December 31, 2014 was due to $546,421 of operating deferred tax benefits and $201,346 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. The $546,421 deferred tax benefit is primarily due to a reduction in the valuation allowances on deferred tax assets as it is probable that a portion of the net operating loss carryforwards on the consolidated federal income tax returns of FTFC and FTCC will be utilized due to projected taxable income in future years demonstrated by the taxable income generated in 2014.

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications and unearned investment income. The $175,220 increase in other liabilities is primarily due to an $189,224 increase in deposits on pending applications.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2014, we have received $27,119,480 from the sale of our shares.

The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

Our operations have been profitable and have generated $7,887,137 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,288 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2014 of $2,616,849, as shown in the accumulated earnings caption in the December 31, 2014 consolidated statement of financial position.

The Company has also purchased 238,155 shares of treasury stock at a cost of $855,304 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of December 31, 2014, we had cash and cash equivalents totaling $10,158,386. As of December 31, 2014, cash and cash equivalents of $6,351,976 and $2,628,578, respectively, of the total $10,158,386 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDOI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,167,518 in 2015 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $980,906 in 2015 without prior approval. FBLIC paid dividends of $1,500,000 and $850,000 to TLIC in 2014 and 2013, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $6,494,515 as of December 31, 2014. Uninsured balances aggregated $2,576,504 as of December 31, 2013. The primary reason for this $3,981,011 increase in uninsured balances is due to a late 2014 influx of annuity deposits that have not yet been invested. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013
Net cash provided by operating activities	$4,033,508	$3,928,276	$105,232	2.7%
Net cash used in investing activities	(30,768,990)	(19,160,723)	(11,608,267)	60.6%
Net cash provided by financing activities	26,285,430	14,893,411	11,392,019	76.5%
Decrease in cash and cash equivalents	(450,052)	(339,036)	(111,016)	32.7%
Cash and cash equivalents, beginning of period	10,608,438	10,947,474	(339,036)	-3.1%
Cash and cash equivalents, end of period	$10,158,386	$10,608,438	$(450,052)	-4.2%

The $105,232 increase in cash provided by operating activities during the year ended December 31, 2014 was primarily related to increased net investment income in excess of increased benefits, claims and expenses.

The $11,608,267 increase in cash used for investing activities during the year ended December 31, 2014 was primarily related to increased purchases of mortgage loans, fixed maturity securities and investment real estate that exceeded increased sales and maturities of fixed maturity securities, increased payments of mortgage loans and decreased purchases of other long-term investments (i.e., lottery receivables).

The $11,392,019 increase in cash provided by financing activities for the year ended December 31, 2014 primarily resulted from $7,409,211 of increased policyholder account deposits in excess of withdrawals and $4,076,473 in proceeds from the issuance of two promissory notes payable in excess of $116,437 of increased purchases of treasury shares.

Our shareholders’ equity as of December 31, 2014 and 2013 is summarized as follows:

	December 31,	December 31,	Increase (Decrease)	Percentage Change
	2014	2013	2014 to 2013	2014 to 2013

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 issued as of December 31, 2014 and 2013 and 7,812,038 and 7,851,984 outstanding as of December 31, 2014 and 2013, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,748	28,684,748	-	0.0%
Treasury stock, at cost (238,155 and 198,209 shares as of December 31, 2014 and 2013, respectively)	(855,304)	(693,731)	(161,573)	23.3%
Accumulated other comprehensive income	2,683,543	1,878,157	805,386	42.9%
Accumulated earnings	2,616,849	691,338	1,925,511	278.5%
Total shareholders' equity	$33,210,338	$30,641,014	$2,569,324	8.4%

The increase in shareholders’ equity of $2,569,324 for the year ended December 31, 2014 is due to $1,925,511 of net income and $805,386 of other comprehensive income less $161,573 for purchases of 39,946 shares of treasury stock from a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and the former Chairman of the Board of Directors.

Equity per common share outstanding increased 9.0% to $4.25 as of December 31, 2014 compared to $3.90 per share as of December 31, 2013, based upon 7,812,038 and 7,851,984 common shares outstanding as of December 31, 2014 and 2013, respectively.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $3,390,869 and $2,360,624 as of December 31, 2014 and 2013, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $1,829,286 in unrealized gains arising for the year ended December 31, 2014 has been offset by the 2014 net realized investment gains of $799,041 originating from the sale and call activity for fixed maturity and equity securities resulting in net unrealized gains on investment of $1,030,245.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of December 31, 2014, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the NAIC promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2014, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2014 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 9, 2015

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2014	December 31, 2013
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $107,412,322 and $98,218,823 as of December 31, 2014 and 2013, respectively)	$110,651,429	$100,429,711
Available-for-sale equity securities at fair value (cost: $519,595 and $567,697 as of December 31, 2014 and 2013, respectively)	671,357	717,433
Mortgage loans on real estate	38,649,733	19,124,869
Investment real estate	9,165,090	6,531,971
Policy loans	1,520,620	1,488,646
Short-term investments	1,141,199	-
Other long-term investments	21,781,925	21,763,648
Total investments	183,581,353	150,056,278
Cash and cash equivalents	10,158,386	10,608,438
Accrued investment income	1,682,906	1,558,153
Recoverable from reinsurers	1,222,245	1,200,807
Agents' balances and due premiums	562,146	285,033
Deferred policy acquisition costs	9,287,851	8,172,627
Value of insurance business acquired	6,674,414	7,086,790
Property and equipment, net	84,001	130,287
Other assets	5,747,866	4,074,746
Total assets	$219,001,168	$183,173,159
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$140,554,973	$113,750,681
Future policy benefits	35,913,730	33,354,454
Policy claims	602,269	611,417
Other policy liabilities	87,148	89,504
Total policy liabilities	177,158,120	147,806,056
Notes payable	4,076,473	-
Deferred federal income taxes	2,198,753	2,543,825
Other liabilities	2,357,484	2,182,264
Total liabilities	185,790,830	152,532,145
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, and 8,050,193 issued as of December 31, 2014 and 2013 and 7,812,038 and 7,851,984 outstanding as of December 31, 2014 and 2013, respectively)	80,502	80,502
Additional paid-in capital	28,684,748	28,684,748
Treasury stock, at cost (238,155 and 198,209 shares as of December 31, 2014 and 2013, respectively)	(855,304)	(693,731)
Accumulated other comprehensive income	2,683,543	1,878,157
Accumulated earnings	2,616,849	691,338
Total shareholders' equity	33,210,338	30,641,014
Total liabilities and shareholders' equity	$219,001,168	$183,173,159

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
Revenues
Premiums	$8,095,199	$7,929,672
Net investment income	8,683,007	7,027,006
Net realized investment gains	1,017,545	1,132,451
Other income	82,432	59,104
Total revenues	17,878,183	16,148,233
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,539,468	2,267,677
Death benefits	2,893,415	2,679,210
Surrenders	614,510	633,935
Interest credited to policyholders	4,433,762	3,745,992
Dividend, endowment and supplementary life contract benefits	285,336	275,315
Total benefits and claims	10,766,491	9,602,129
Policy acquisition costs deferred	(2,351,163)	(1,950,072)
Amortization of deferred policy acquisition costs	1,212,426	831,637
Amortization of value of insurance business acquired	412,376	422,105
Commissions	2,296,112	2,028,429
Other underwriting, insurance and acquisition expenses	4,098,868	4,005,930
Total expenses	5,668,619	5,338,029
Total benefits, claims and expenses	16,435,110	14,940,158
Income before total federal income tax expense (benefit)	1,443,073	1,208,075
Current federal income tax expense	63,983	100,820
Deferred federal income tax expense (benefit)	(546,421)	217,932
Total federal income tax expense (benefit)	(482,438)	318,752
Net income	$1,925,511	$889,323
Net income per common share basic and diluted	$0.25	$0.11

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013
Net income	$1,925,511	$889,323
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	1,829,286	(4,035,461)
Less net realized investment gains	799,041	868,055
Net unrealized gains (losses)	1,030,245	(4,903,516)
Adjustment to deferred acquisition costs	(23,513)	25,372
Other comprehensive income (loss) before income tax expense (benefit)	1,006,732	(4,878,144)
Income tax expense (benefit)	201,346	(975,631)
Total other comprehensive income (loss)	805,386	(3,902,513)
Total comprehensive income (loss)	$2,730,897	$(3,013,190)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2014 and 2013

				Accumulated
	Common	Additional		Other	Accumulated	Total
	Stock	Paid-in	Treasury	Comprehensive	Earnings	Shareholders'
	$.01 Par Value	Capital	Stock	Income	(Deficit)	Equity
Balance as of January 1, 2013	$80,374	$28,707,648	$(648,595)	$5,780,670	$(197,985)	$33,722,112
Subscriptions of common stock	128	(22,900)	-	-	-	(22,772)
Repurchase of common stock	-	-	(45,136)	-	-	(45,136)
Comprehensive income (loss):
Net income	-	-	-	-	889,323	889,323
Other comprehensive loss	-	-	-	(3,902,513)	-	(3,902,513)
Balance as of December 31, 2013	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014

Repurchase of common stock	-	-	(161,573)	-	-	(161,573)
Comprehensive income:
Net income	-	-	-	-	1,925,511	1,925,511
Other comprehensive income	-	-	-	805,386	-	805,386
Balance as of December 31, 2014	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Operating activities
Net income	$1,925,511	$889,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	200,604	209,414
Accretion of discount on investments	(861,786)	(839,862)
Net realized investment gains	(1,017,545)	(1,132,451)
Gain on sale of real estate	-	(3,047)
Amortization of policy acquisition cost	1,212,426	831,637
Policy acquisition cost deferred	(2,351,163)	(1,950,072)
Mortgage loan origination fees deferred	(97,500)	(136,458)
Amortization of loan origination fees	79,379	36,511
Amortization of value of insurance business acquired	412,376	422,105
Provision for deferred federal income tax expense (benefit)	(546,421)	217,932
Interest credited to policyholders	4,433,762	3,745,992
Change in assets and liabilities:
Accrued investment income	(124,753)	(140,935)
Policy loans	(31,974)	(611)
Allowance for mortgage and premium finance loan losses	58,771	36,054
Recoverable from reinsurers	(21,438)	(12,436)
Agents' balances and due premiums	(277,113)	73,696
Other assets (excluding $9,500 net change in 2014 premium finance loans)	(1,682,620)	(1,172,844)
Future policy benefits	2,559,276	2,288,894
Policy claims	(9,148)	(106,104)
Other policy liabilities	(2,356)	(50,218)
Other liabilities	175,220	721,756
Net cash provided by operating activities	4,033,508	3,928,276

Investing activities
Purchases of fixed maturity securities	(23,740,124)	(17,407,413)
Maturities of fixed maturity securities	5,649,000	2,841,000
Sales of fixed maturity securities	8,813,534	7,964,866
Purchases of equity securities	(154,078)	(16,780)
Sales of equity securities	205,080	97,975
Purchases of short-term investments, net	(1,141,199)	-
Purchases and origination of mortgage loans	(26,905,225)	(10,643,970)
Payments on mortgage loans	7,667,843	2,323,743
Purchases of other long-term investments	(2,221,728)	(4,555,915)
Collections on other long-term investments	3,826,344	3,971,245
Loans repaid for premiums financed	19,000	149,828
Sales of real estate	36,000	180,000
Purchases of real estate	(2,817,857)	(4,011,307)
Purchases of furniture and equipment	(5,580)	(53,995)
Net cash used in investing activities	(30,768,990)	(19,160,723)

Financing activities
Policyholders' account deposits	30,767,062	21,776,839
Policyholders' account withdrawals	(8,396,532)	(6,815,520)
Purchases of treasury stock	(161,573)	(45,136)
Proceeds from issuance of notes payable	4,076,473	-
Proceeds used in stock offerings	-	(22,772)
Net cash provided by financing activities	26,285,430	14,893,411

Decrease in cash and cash equivalents	(450,052)	(339,036)
Cash and cash equivalents, beginning of period	10,608,438	10,947,474
Cash and cash equivalents, end of period	$10,158,386	$10,608,438

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

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia. FBLIC also has a certificate of authority application pending in Alabama.

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

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The historic impact of these two stock dividend charges of $5,270,288 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2014 of $2,616,849, as shown in the accumulated earnings caption in the December 31, 2014 consolidated statement of financial position.

The Company has also purchased 238,155 shares of treasury stock at a cost of $855,304 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation.

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

December 31, 2014 and 2013

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

Investment real estate in buildings held for the production of income is carried at cost less accumulated depreciation. Depreciation on investment real estate in buildings held for the production of income is calculated over an estimated useful life of 19 years. Investment real estate in buildings held for sale is carried at cost with no provision for depreciation. Investment real estate in land is carried at cost.

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

Short-term investments

Short-term investments include funds that have a maturity of more than 90 days but less than one year at the date of purchase.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

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

Allowance for Loan Losses from Mortgage Loans and Premium Financing

The allowance for possible loan losses from investments in mortgage loans on real estate and loans from premium financing is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan and premium financing loan portfolios. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan and premium finance loan portfolios and reduces the carrying value of investments in mortgage loans on real estate and premium finance loans to the estimated net realizable value on the consolidated statement of financial position.

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

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

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

Value of Insurance Business Acquired

As a result of the Company’s purchase of FLAC and FBLIC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.

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

As of December 31, 2014 and 2013, there was $2,065,464 and $1,653,088, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $363,920 in 2015, $356,090 in 2016, $331,336 in 2017, $306,915 in 2018 and $273,658 in 2019.

Other Assets and Other Liabilities

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables, loans from premium financing and receivables for securities purchased with trade dates and settlement dates in different years. Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, unearned investment income and payables for securities purchased with trade dates and settlement dates in different years.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.25% to 5.00%. Interest crediting rates for deposit-type liabilities range from 2.50% to 4.00%.

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

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been reacquired after being  issued and fully paid, is recorded at the reacquisition cost and is treated as unissued shares of common stock.

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

December 31, 2014 and 2013

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2014 and 2013 were 7,831,108 and 7,852,014 respectively.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2014 through the date that these financial statements have been issued.

On March 3, 2015, the Company repurchased 9,425 shares of its common stock at a cost of $38,642 from the Company’s former Chairman.

Recent Accounting Pronouncements

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation.

The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1.     Organization and Significant Accounting Policies (continued)

The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The updated guidance is effective for the quarter ending March 31, 2017. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1.      Organization and Significant Accounting Policies (continued)

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.

The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Receivables – Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This guidance can be elected for prospective adoption or by using a retrospective transition method. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.      Investments (continued)

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2014 and 2013 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,650,994	$168,071	$69,052	$2,750,013
States and political subdivisions	1,184,034	20,982	863	1,204,153
Residential mortgage-backed securities	68,242	62,193	-	130,435
Corporate bonds	92,367,191	3,711,276	885,169	95,193,298
Foreign bonds	11,141,861	426,197	194,528	11,373,530
Total fixed maturity securities	107,412,322	4,388,719	1,149,612	110,651,429

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	80,879	2,586	-	83,465
Corporate preferred stock	254,502	3,273	1,700	256,075
Corporate common stock	184,214	147,603	-	331,817
Total equity securities	519,595	153,462	1,700	671,357
Total fixed maturity and equity securities	$107,931,917	$4,542,181	$1,151,312	$111,322,786

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$3,163,203	$177,700	$285,282	$3,055,621
States and political subdivisions	209,495	601	9,698	200,398
Residential mortgage-backed securities	86,022	62,588	-	148,610
Corporate bonds	89,683,844	3,332,305	1,262,513	91,753,636
Foreign bonds	5,076,259	234,153	38,966	5,271,446
Total fixed maturity securities	98,218,823	3,807,347	1,596,459	100,429,711

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	68,808	15,759	-	84,567
Corporate preferred stock	347,905	21,752	32,605	337,052
Corporate common stock	150,984	144,830	-	295,814
Total equity securities	567,697	182,341	32,605	717,433
Total fixed maturity and equity securities	$98,786,520	$3,989,688	$1,629,064	$101,147,144

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.      Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2014 and 2013 are summarized as follows:

		Unrealized	Number of
December 31, 2014	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$12,258,681	$477,590	47
Foreign bonds	3,446,676	194,528	16
Total less than 12 months	15,705,357	672,118	63
More than 12 months
U.S. government and U.S. government agencies	1,360,948	69,052	3
States and political subdivisions	105,569	863	1
Corporate bonds	2,761,555	407,579	14
Total more than 12 months	4,228,072	477,494	18
Total fixed maturity securities	19,933,429	1,149,612	81
Equity securities
Greater than 12 months
Corporate preferred stock	48,300	1,700	1
Total equity securities	48,300	1,700	1
Total fixed maturity and equity securities	$19,981,729	$1,151,312	82

		Unrealized	Number of
December 31, 2013	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,144,718	$285,282	3
States and political subdivisions	97,934	9,698	1
Corporate bonds	31,495,624	1,225,816	141
Foreign bonds	1,364,449	38,966	5
Total less than 12 months	34,102,725	1,559,762	150
More than 12 months
Corporate bonds	531,683	36,697	4
Total more than 12 months	531,683	36,697	4
Total fixed maturity securities	34,634,408	1,596,459	154
Equity securities
Less than 12 months
Corporate preferred stock	185,840	32,605	3
Total equity securities	185,840	32,605	3
Total fixed maturity and equity securities	$34,820,248	$1,629,064	157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.      Investments (continued)

As of December 31, 2014, the Company held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

However, the Company holds three available-for-sale fixed maturity securities in a mining industry company that when combined have unrealized losses of $281,089, fair values of $328,125 and amortized costs of $609,214. Management’s analysis indicates that this mining industry company will more than likely be able to make principal and interest payments through the maturity of these three securities in 2020 and 2021. The ratio of the fair value to the amortized cost of these three securities was 54%. The ratio of the fair value to the amortized cost of the other 78 securities in an unrealized loss position as of December 31, 2014 is 96% with all 78 securities having a fair value to amortized cost ratio above 83%.

As of December 31, 2013, the Company held 154 available-for-sale fixed maturity securities with an unrealized loss of $1,596,459, fair value of $34,634,408 and amortized cost of $36,230,867. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2013. The ratio of the fair value to the amortized cost of these 154 securities is 96% with all 154 securities having a fair value to amortized cost ratio above 77%.

As of December 31, 2014, the Company held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

As of December 31, 2013, the Company held three available-for-sale equity securities with unrealized losses of $32,605, fair value of $185,840 and cost of $218,445. The ratio of fair value to cost of these three securities is 85% with all of these three securities having a fair value to cost ratio above 78%.

Fixed maturity securities were 95% and 96% investment grade as rated by Standard & Poor’s as of December 31, 2014 and 2013, respectively.

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

Based on management’s review, an equity security with a carrying value of $42,500 was deemed to be fully impaired in fourth quarter 2013 with the decrease in value reported as a realized loss. The Company experienced no other-than-temporary impairments during the year ended December 31, 2014. Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.      Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014	December 31, 2013
Unrealized appreciation on available-for-sale securities	$3,390,869	$2,360,624
Adjustment to deferred acquisition costs	(36,440)	(12,927)
Deferred income taxes	(670,886)	(469,540)
Net unrealized appreciation on available-for-sale securities	$2,683,543	$1,878,157

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2014, by contractual maturity, are summarized as follows:

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$2,275,100	$2,307,098
Due in one year through five years	36,223,240	37,956,454
Due after five years through ten years	54,510,083	55,367,929
Due after ten years	14,335,657	14,889,513
Due at multiple maturity dates	68,242	130,435
	$107,412,322	$110,651,429

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2014 and 2013 are summarized as follows:

	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2014	2013	2014	2013	2014	2013	2014	2013
Proceeds	$14,462,534	$10,805,866	$205,080	$97,975	$7,667,843	$2,323,743	$36,000	$180,000
Gross realized gains	799,509	925,571	21,400	3	218,504	264,396	-	-
Gross realized losses	(3,368)	(10,562)	(18,500)	(46,957)	-	-	-	-
Other income	-	-	-	-	-	-	-	3,047

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.     Investments (continued)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2014 and 2013 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale and mortgage loans on real estate for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$1,028,219	$(4,905,601)
Equity securities	2,026	2,085

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	796,141	915,009
Equity securities	2,900	(46,954)
Mortgage loans on real estate	218,504	264,396

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,635,412	4.23%	$1,901,937	9.95%
Office buildings	327,181	0.85%	212,451	1.11%
Total commercial mortgage loans	1,962,593	5.08%	2,114,388	11.06%
Residential mortgage loans	36,687,140	94.92%	17,010,481	88.94%
Total mortgage loans	$38,649,733	100.00%	$19,124,869	100.00%

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of December 31, 2014 and 2013 are summarized as follows:

	As of December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan to Value Ratio	2014	2013	2014	2013	2014	2013
71% to 80%	$9,049,051	$4,639,705	$-	$-	$9,049,051	$4,639,705
61% to 70%	11,129,632	2,596,153	938,703	1,179,791	12,068,335	3,775,944
51% to 60%	6,176,648	3,249,682	201,352	319,555	6,378,000	3,569,237
41% to 50%	7,734,658	5,984,688	409,338	270,361	8,143,996	6,255,049
31% to 40%	1,635,865	510,797	405,152	295,493	2,041,017	806,290
21% to 30%	448,381	28,603	-	-	448,381	28,603
11% to 20%	87,634	853	-	49,188	87,634	50,041
1% to 10%	425,271	-	8,048	-	433,319	-
Total	$36,687,140	$17,010,481	$1,962,593	$2,114,388	$38,649,733	$19,124,869

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.     Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
Texas	$7,875,756	20.37%	$3,619,103	18.93%
Georgia	6,550,527	16.94%	3,947,488	20.64%
California	6,266,726	16.20%	2,140,098	11.19%
Florida	4,010,323	10.37%	1,241,883	6.49%
Missouri	2,484,821	6.42%	1,819,599	9.51%
Colorado	1,344,965	3.47%	1,312,331	6.86%
Arizona	1,194,135	3.09%	324,720	1.70%
South Carolina	1,157,630	3.00%	86,168	0.45%
Illinois	839,171	2.17%	-	0.00%
Washington	833,637	2.16%	482,120	2.52%
Tennessee	679,041	1.76%	219,758	1.15%
North Carolina	602,876	1.56%	305,712	1.60%
Michigan	533,109	1.38%	448,244	2.34%
Utah	528,271	1.37%	285,120	1.49%
New York	492,009	1.27%	714,142	3.73%
Indiana	477,625	1.24%	249,120	1.30%
Ohio	381,280	0.99%	-	0.00%
Louisiana	364,485	0.94%	268,095	1.40%
Connecticut	253,935	0.66%	254,288	1.33%
Pennsylvania	247,847	0.64%	253,326	1.32%
Minnesota	223,924	0.58%	100,168	0.52%
Kentucky	211,621	0.55%	216,690	1.13%
All other states	1,096,019	2.87%	836,696	4.40%
	$38,649,733	100.00%	$19,124,869	100.00%

There were six loans more than 90 days past due as of December 31, 2014 with a remaining principal balance of $431,072. There were two loans more than 90 days past due as of December 31, 2013 with a remaining principal balance of $86,861. There were no mortgage loans in default as of December 31, 2014 and 2013. These loans are all serviced by external providers and have a maximum loan to fair value of 80.00% or less at the time of purchase.

The principal balances of the 471 residential mortgage owned by the Company as of December 31, 2014 that aggregated to $36,687,140 ranged from a low of $2,760 to a high of $669,982 and the interest rates ranged from 5.71% to 16.07%. The principal balances of the eight commercial mortgage loans owned by the Company as of December 31, 2014 that aggregated to $1,962,593 ranged from a low of $8,048 to a high of $483,558 and the interest rates ranged from 5.75% to 8.25%.

There are allowances for losses on mortgage loans of $126,466 and $58,195 as of December 31, 2014 and 2013, respectively. As of December 31, 2014, $540,049 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2013, $201,936 of cash and $203,841 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-half of this land. This building and land is held for the production of income. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. This land is held for sale. FTCC also owned a small, undeveloped land parcel in Carthage, Mississippi that was sold during 2014.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.     Investments (continued)

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot retail building on approximately 8% of this land. Also in December 2013, TLIC purchased another acre of land in Norman, Oklahoma that included a 9,100 square foot retail building on approximately 18% of this land. These buildings and land are held for sale.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land. Also in February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land. These buildings and land are held for sale.

The Company’s investment real estate as of December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013
Land - held for the production of income	$827,315	$683,243
Land - held for sale	1,420,323	769,892
Total land	2,247,638	1,453,135
Building - held for the production of income	2,267,557	2,411,629
Less - accumulated depreciation	(758,718)	(609,980)
Buildings net of accumulated depreciation	1,508,839	1,801,649
Building - held for sale	5,408,613	3,277,187
Total buildings	6,917,452	5,078,836
Investment real estate, net of accumulated depreciation	$9,165,090	$6,531,971

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $21,781,925 and $21,763,648 as of December 31, 2014 and 2013, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2014 are summarized as follows:

	December 31, 2014
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,060,312	$4,125,032
Due in one year through five years	9,127,057	10,078,594
Due in five years through ten years	5,805,379	7,440,910
Due after ten years	2,789,177	4,267,642
	$21,781,925	$25,912,178

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

2.     Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	Percentage	Amount	Percentage
New York	$10,560,634	48.47%	$10,765,595	49.46%
Massachusetts	4,050,751	18.59%	3,856,116	17.72%
California	1,360,137	6.23%	896,920	4.12%
Texas	1,251,834	5.75%	1,330,004	6.11%
Georgia	968,348	4.45%	995,151	4.57%
Connecticut	579,458	2.66%	615,310	2.83%
Illinois	512,969	2.36%	601,146	2.76%
Pennsylvania	363,070	1.67%	441,042	2.03%
Indiana	343,578	1.58%	137,698	0.63%
Michigan	332,262	1.53%	343,241	1.58%
Washington	316,929	1.46%	321,954	1.48%
Maine	300,279	1.38%	327,705	1.51%
Ohio	298,003	1.37%	332,943	1.53%
Virginia	175,797	0.81%	339,605	1.56%
Florida	175,745	0.81%	213,941	0.98%
Arizona	113,926	0.52%	145,297	0.67%
Kentucky	78,205	0.36%	99,980	0.46%
	$21,781,925	100.00%	$21,763,648	100.00%

Major categories of net investment income for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013

Fixed maturity securities	$4,585,375	$4,426,063
Equity securities	41,127	35,413
Other long-term investments	1,605,470	1,635,788
Mortgage loans	2,479,552	1,150,498
Policy loans	102,675	100,512
Real estate	788,087	375,290
Short-term and other investments	166,298	94,759
Gross investment income	9,768,584	7,818,323

Investment expenses	(1,085,577)	(791,317)
Net investment income	$8,683,007	$7,027,006

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

3.     Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013 is summarized as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,750,013	$-	$2,750,013
States and political subdivisions	-	1,204,153	-	1,204,153
Residential mortgage-backed securities	-	130,435	-	130,435
Corporate bonds	-	95,193,298	-	95,193,298
Foreign bonds	-	11,373,530	-	11,373,530

Total fixed maturity securities	$-	$110,651,429	$-	$110,651,429

Equity securities, available-for-sale
Mutual funds	$3,592	$79,873	$-	$83,465
Corporate preferred stock	203,999	52,076	-	256,075
Corporate common stock	285,317	-	46,500	331,817

Total equity securities	$492,908	$131,949	$46,500	$671,357

December 31, 2013	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,055,621	$-	$3,055,621
States and political subdivisions	-	200,398	-	200,398
Residential mortgage-backed securities	-	148,610	-	148,610
Corporate bonds	-	91,753,636	-	91,753,636
Foreign bonds	-	5,271,446	-	5,271,446

Total fixed maturity securities	$-	$100,429,711	$-	$100,429,711

Equity securities, available-for-sale
Mutual funds	$-	$84,567	$-	$84,567
Corporate preferred stock	81,540	255,512	-	337,052
Corporate common stock	277,814	-	18,000	295,814

Total equity securities	$359,354	$340,079	$18,000	$717,433

As of December 31, 2014 and 2013, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2014, additional investments in one of the private placement common stocks were purchased and sold. During 2013, another private placement common stock was purchased. In addition, a private placement equity security with a carrying value of $42,500 was deemed to be fully impaired in the fourth quarter of 2013 with the decrease in value reported as a realized loss.

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

December 31, 2014 and 2013

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of December 31, 2014.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013

Beginning balance	$18,000	$52,500
Purchases	32,500	8,000
Sales	(4,000)	-
Impairment	-	(42,500)
Ending balance	$46,500	$18,000

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

3.     Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2014 and 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,962,593	$2,000,041	$-	$-	$2,000,041
Residential	36,687,140	38,613,679	-	-	38,613,679
Policy loans	1,520,620	1,520,620	-	-	1,520,620
Short-term investments	1,141,199	1,141,199	1,141,199	-	-
Other long-term investments	21,781,925	25,912,178	-	-	25,912,178
Cash and cash equivalents	10,158,386	10,158,386	10,158,386	-	-
Accrued investment income	1,682,906	1,682,906	-	-	1,682,906
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$75,058,655	$81,152,895	$11,299,585	$-	$69,853,310

Financial liabilities
Policyholders' account balances	$140,554,973	$126,144,182	$-	$-	$126,144,182
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	602,269	602,269	-	-	602,269
Total financial liabilities	$145,233,715	$130,822,924	$-	$-	$130,822,924

	December 31, 2013
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$2,114,388	$2,169,618	$-	$-	$2,169,618
Residential	17,010,481	17,758,414	-	-	17,758,414
Policy loans	1,488,646	1,488,646	-	-	1,488,646
Other long-term investments	21,763,648	24,728,710	-	-	24,728,710
Cash and cash equivalents	10,608,438	10,608,438	10,608,438	-	-
Accrued investment income	1,558,153	1,558,153	-	-	1,558,153
Loans from premium financing	133,386	133,386	-	-	133,386
Total financial assets	$54,677,140	$58,445,365	$10,608,438	$-	$47,836,927

Financial liabilities
Policyholders' account balances	$113,750,681	$96,709,910	$-	$-	$96,709,910
Policy claims	611,417	611,417	-	-	611,417
Total financial liabilities	$114,362,098	$97,321,327	$-	$-	$97,321,327

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities and Equity Securities

The fair value of fixed maturity securities and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

Cash and Cash Equivalents, Short-Term Investments, Accrued Investment Income, Policy Loans and Loans from Premium Financing

The carrying value of these financial instruments approximates their fair values. Cash and cash equivalents and short-term investments are included in Level 1 of the fair value hierarchy due to their highly liquid nature.

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value. These notes payable were issued on March 26, 2014 and the current refinancing of these liabilities would result in notes payable yielding approximately the carrying amount as shown in the December 31, 2014 consolidated statement of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

4.     Notes Payable

Notes payable as of December 31, 2014 are summarized as follows:

December 31, 2014
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

The $3,009,265 promissory note is collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014.

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2019.

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

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 are $80,167. The Company incurred $137,581 of interest expense during 2014 on these two notes payable.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

5.     Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2014 and 2013, these required deposits had amortized costs that totaled $3,954,696 and $3,220,853, respectively. As of December 31, 2014 and 2013, these required deposits had fair values that totaled $4,057,740 and $3,097,372, respectively.

6.     Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans

As of December 31, 2014, $540,049 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $12,892,150 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $126,466 allowance for possible loan losses in the remaining $25,757,583 of investments in mortgage loans on real estate as of December 31, 2014. As of December 31, 2013, $201,936 of cash and $203,841 of independent mortgage loan balances totaling $405,777 are held in escrow by a third party for the benefit of the Company related to its investment in $6,084,840 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $58,195 allowance for possible loan losses in the remaining $13,040,029 of investments on real estate as of December 31, 2013.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $321,244 and $340,243 as of December 31, 2014 and 2013, respectively, are carried net of estimated loan losses of $197,538 and $206,858 as of December 31, 2014 and 2013, respectively.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the year ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Allowance, beginning	$50,210	$-	$7,985	$-	$206,858	$228,999	$265,053	$228,999
Charge offs	-	-	-	-	-	(14,362)	-	(14,362)
Recoveries	-	-	-	-	(9,500)	(23,214)	(9,500)	(23,214)
Provision	66,394	50,210	1,877	7,985	-	15,435	68,271	73,630
Allowance, ending	$116,604	$50,210	$9,862	$7,985	$197,358	$206,858	$323,824	$265,053

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,876	$203,376	$192,876	$203,379
Collectively evaluated for impairment	$116,604	$50,210	$9,862	$7,985	$4,482	$4,482	$130,948	$62,677

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,762	$335,761	$316,762	$335,761
Collectively evaluated for impairment	$36,687,140	$17,010,481	$1,962,593	$2,114,388	$4,482	$4,482	$38,654,215	$19,129,351

7.     Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Balance, beginning of year	$8,172,627	$7,028,820
Capitalization of commissions, sales and issue expenses	2,351,163	1,950,072
Amortization	(1,212,426)	(831,637)
Deferred acquisition costs allocated to investments	(23,513)	25,372

Balance, end of year	$9,287,851	$8,172,627

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

8.     Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2014 and 2013, TLIC and FBLIC filed combined life insurance company 2013 and 2012 federal tax returns and intend to also file a combined life insurance company 2014 federal tax return for TLIC and FBLIC in 2015.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The components of total income tax expense (benefit) for the years ended December 31, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013
Current tax expense	$63,983	$100,820
Deferred tax expense (benefit)	(546,421)	217,932

Total income tax expense (benefit)	$(482,438)	$318,752

A reconciliation of federal income tax expense (benefit) computed by applying the federal income tax rate of 34% to income before federal income tax expense for the years ended December 31, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
	2014	2013
Expected tax expense	$490,645	$410,746

Net operating losses	(558,791)	296,454
Small life insurance company deduction	(402,420)	(448,619)
Adjustment of prior years' taxes	(272,300)	(273,053)
Interest Maintenance Reserve	(192,803)	(251,603)
Due and deferred premiums	(130,736)	(969)
Deferred policy acquisition costs	(128,701)	(124,710)
Capital losses	425	127,675
Accrued investment income	5,378	(118,308)
Alternative Minimum Taxes	49,023	144,655
Value of life insurance business acquired	57,733	59,095
Loading	128,328	(5,715)
Capital gain taxes	138,979	234,963
Difference in book versus tax basis of available-for-sale fixed maturity securities	143,907	123,567
Future policy benefits	207,523	162,366
Other	(18,628)	(17,792)

Total income tax expense (benefit)	$(482,438)	$318,752

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

8.     Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are summarized as follows:

	December 31,
	2014	2013
Deferred tax liabilities:
Net unrealized investment gains	$670,886	$469,540
Available-for-sale fixed maturity securities	557,148	677,135
Deferred policy acquisition costs	1,390,284	1,218,058
Reinsurance recoverable	238,039	237,596
Investment real estate	51,116	34,165
Other long-term investments	8,745	12,230
Value of insurance business acquired	1,334,883	1,417,358
Property and equipment	-	427
Due premiums	20,840	17,400
Accrued investment income	5,519	141
Mortgage loans	32,049	41,360
Other	-	156
Total deferred tax liabilities	4,309,509	4,125,566
Deferred tax assets:
Policyholders' account balances and future policy benefits	1,144,033	1,065,020
Policy claims	21,837	25,356
Property and equipment	21,575	-
Accrued liabilities	5,295	5,464
Available-for-sale equity securities	72,454	70,191
Alternative minimum tax carryforward	151,403	166,467
Net operating loss carryforward	2,012,179	2,283,073
Net capital loss carryforward	14,450	14,450
Other	38,725	2,915
Total deferred tax assets	3,481,951	3,632,936
Valuation allowance	(1,371,195)	(2,051,195)
Net deferred tax assets	2,110,756	1,581,741
Net deferred tax liabilities	$2,198,753	$2,543,825

FTFC has net operating loss carryforwards of approximately $5,690,981 expiring in 2019 through 2028. FTFC has capital loss carryforwards of approximately $42,500 expiring in 2018. During 2014, FTFC utilized $304,004 of the net operating loss carryforward existing as of January 1, 2014 to offset 2014 federal taxable income.

Due to FTFC’s taxable income generated in 2014 and FTFC’s projected taxable income in future years, the valuation allowance on FTFC’s net operating loss carryforward was reduced by $1,695,996 during 2014 since it is probable that a portion of the net operating loss carryforwards will be utilized. In addition, FTFC utilized $304,004 of net operating losses in 2014 to offset its 2014 taxable income.

TLIC has net operating loss carry forwards of approximately $386,225, expiring in 2018 through 2023 that remain from the acquisition of FLAC. The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

8.     Federal Income Taxes (continued)

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2011 through 2014 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

9.     Reinsurance

TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $75,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company and Wilton Reassurance Company.

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re Insurance Company, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re Insurance Company’s retention on business ceded to Optimum Re Insurance Company by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $75,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re Insurance Company. FBLIC also reinsures its accidental death benefit portion of its life policies under a bulk agreement with Optimum Re Insurance Company.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

Reinsurance assumed and ceded amounts for TLIC and FBLIC for 2014 and 2013 are summarized as follows:

	2014	2013
Premiums assumed	$39,019	$234,902
Commissions and expense allowances	93	76
Benefits assumed	25,331	114,017
Reserve credits assumed	55,448	55,070
In force amount assumed	19,456,356	21,456,751

Premiums ceded	401,283	426,959
Commissions and expense allowances	16,738	19,275
Benefits ceded	166,448	476,979
Reserve credits ceded	1,018,480	988,116
In force amount ceded	55,884,838	63,109,819

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

10.     Property and Equipment

Property and equipment as of December 31, 2014 and 2013 is summarized as follows:

	December 31, 2014	December 31, 2013
Total property and equipment	$331,837	$326,258
Less - accumulated depreciation	(247,836)	(195,971)
Property and equipment net of accumulated depreciation	$84,001	$130,287

11.     Leases

The Company leases 6,769 square feet of office space pursuant to a five-year lease that began October 1, 2010. Under the terms of the home office lease, the monthly rent is $7,897 from October 1, 2010 through September 30, 2015. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement) of $69,886 and $76,192 for the years ended December 31, 2014 and 2013, respectively, under this lease. The Company received a $120,000 leasehold improvement allowance from the lessor on January 1, 2011 that is being amortized over the remaining non-cancellable lease term that reduced incurred rent expense by $25,263 for each of the years ended December 31, 2014 and 2013. Future minimum lease payments to be paid under non-cancellable lease agreements are $71,073 in 2015.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land.

On December 24, 2009, TLIC entered into a five year lease of approximately 7,500 square feet of its building in Topeka, Kansas with an option for the lessee to renew the lease for five additional years. On September 28, 2014, TLIC entered into a two year lease effective January 1, 2015 with the same lessee for the same office space. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are as follows: $9,130 in 2012, $9,371 in 2013 and 2014 and $8,696 for 2015 and 2016.

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

December 31, 2014 and 2013

11.     Leases (continued)

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

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for paying building and ground maintenance. The monthly lease payments are $5,833 through December 31, 2019.

In February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

The future minimum lease payments to be received under the above non-cancellable lease agreements are $798,190, $670,864, $464,032, $466,798 and $476,610 for the years 2015 through 2019, respectively.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $135,892. FTCC also owned a small, undeveloped land parcel in Carthage, Mississippi with a carrying value of $36,000 that was sold during 2014.

12.      Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma Insurance Department. FBLIC is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income for TLIC amounted to $2,250,901 and $1,319,748 for the years ended December 31, 2014 and 2013, respectively. The statutory capital and surplus of TLIC was $8,894,804 and $7,484,026 as of December 31, 2014 and 2013, respectively. The statutory net income for FBLIC amounted to $980,060 and $1,109,125 for the years ended December 31, 2014 and 2013, respectively. The statutory capital and surplus of FBLIC was $10,966,560 and $11,473,143 as of December 31, 2014 and 2013, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,167,518 in 2015 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $980,906 in 2015 without prior approval. FBLIC paid dividends of $1,500,000 and $850,000 to TLIC in 2014 and 2013, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

13.     Segment Data

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

The segment data as of December 31, 2013 and for the year ended December 31, 2013 have been restated from what was previously reported and now follows the new segmentation methodology established on January 1, 2014.

These segments as of and for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended December 31,
	2014	2013
Revenues:
Life insurance operations	$10,074,767	$9,804,082
Annuity operations	7,372,871	6,075,108
Corporate operations	430,545	269,043
Total	$17,878,183	$16,148,233

Income (loss) before income taxes:
Life insurance operations	$507,717	$974,123
Annuity operations	606,317	906,954
Corporate operations	329,039	(673,002)
Total	$1,443,073	$1,208,075

Depreciation and amortization expense:
Life insurance operations	$1,200,921	$981,059
Annuity operations	698,376	495,285
Corporate operations	5,488	23,323
Total	$1,904,785	$1,499,667

	December 31,
	2014	2013
Assets:
Life insurance operations	$44,448,441	$41,720,507
Annuity operations	167,947,889	134,934,891
Corporate operations	6,604,838	6,517,761
Total	$219,001,168	$183,173,159

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

14.          Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $6,494,515 as of December 31, 2014. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts. The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

15.      Contingent Liabilities

The Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, filed an action in the District Court of Tulsa County, Oklahoma in 2013, Case No. CJ-2013-03385, against former Company Board of Directors member, Wayne Pettigrew and Mr. Pettigrew’s company, Group & Pension Planners, Inc. (the “Defendants”).  The petition filed in the case alleges that Mr. Pettigrew, during and after the time he was a member of the Company’s Board of Directors, made defamatory statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company.  The defendants are alleged to have made defamatory statements to certain shareholders of the Company, to the press and to the Oklahoma Insurance Department and the Oklahoma Department of Securities.  Mr. Pettigrew has denied the allegations.

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

The Petition asserts claims for breach of contract and anticipatory breach of contract and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. In addition to these claims, the Petition asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act (“MMPA”). It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. FBLIC filed a motion for partial summary judgment seeking summary judgment on the claims for violation of MMPA. The motion for partial summary judgment asked the Court to declare that the MMPA does not apply to insurance companies such as FBLIC and enter judgment for FBLIC on the petition. A hearing for the motion of summary judgment was held on February 25, 2015 and it was subsequently denied by the Court on March 2, 2015. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on the substantive action.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

15.      Contingent Liabilities (continued)

Guaranty fund assessments may be taken as a credit against premium taxes over a five-year period. These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.

16.     Related Party Transactions

The Company repurchased 185,313 shares of its common stock at a cost of $648,595 during 2012 from former members of the Board of Directors; repurchased 12,896 shares of its common stock at a cost of $45,136 from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock during 2013 and repurchased 39,946 shares of its common stock at a cost of $161,573 from a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and the former Chairman of the Board of Directors during 2014.

17.     Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31, 2014 and 2013
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,463,429	(18,810)	1,444,619
Less amounts reclassified from accumulated other comprehensive income, net of tax	(639,233)	-	(639,233)
Other comprehensive income	824,196	(18,810)	805,386
Balance as of December 31, 2014	$2,712,694	$(29,151)	$2,683,543

Balance as of January 1, 2013	$5,811,309	$(30,639)	$5,780,670
Other comprehensive loss before reclassifications, net of tax	(3,228,367)	20,298	(3,208,069)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	(694,444)	-	(694,444)
Other comprehensive loss	(3,922,811)	20,298	(3,902,513)
Balance as of December 31, 2013	$1,888,498	$(10,341)	$1,878,157

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

17.     Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended December 31, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,829,286	$365,857	$1,463,429
Reclassification adjustment for gains included in income	(799,041)	(159,808)	(639,233)
Net unrealized gains on investments	1,030,245	206,049	824,196
Adjustment to deferred acquisition costs	(23,513)	(4,703)	(18,810)
Total other comprehensive income	$1,006,732	$201,346	$805,386

	Year Ended December 31, 2013
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,035,461)	$(807,094)	$(3,228,367)
Reclassification adjustment for gains included in income	(868,055)	(173,611)	(694,444)
Net unrealized losses on investments	(4,903,516)	(980,705)	(3,922,811)
Adjustment to deferred acquisition costs	25,372	5,074	20,298
Total other comprehensive loss	$(4,878,144)	$(975,631)	$(3,902,513)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2014	2013
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$799,041	$868,055
Income tax expenses (b)	159,808	173,611
Total reclassification adjustments	$639,233	$694,444

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2014.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2015 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 12, 2015	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 12, 2015	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 12, 2015
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 12, 2015
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 12, 2015
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 12, 2015
Will W. Klein, Director

By	/s/ Charles W. Owens	Date March 12, 2015
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 12, 2015
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 12, 2015
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

99.5	First Life America Corporation unaudited financial statements for the period ending September 30, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed January 26, 2009.

99.10	Subscription Agreement, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

99.11	Subscription Escrow Agreement, as amended on March 31, 2011, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

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