Form 10-Q
period 2015-03-31
First Trinity Financial CORP
filed 2015-05-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2015

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 11, 2015: 7,802,613 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2015

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $108,212,909 and $107,412,322 as of March 31, 2015 and December 31, 2014, respectively)	$112,520,002	$110,651,429
Available-for-sale equity securities at fair value (cost: $525,901 and $519,595 as of March 31, 2015 and December 31, 2014, respectively)	672,648	671,357
Mortgage loans on real estate	45,579,509	38,649,733
Investment real estate	2,435,674	9,165,090
Policy loans	1,461,576	1,520,620
Short-term investments	1,141,837	1,141,199
Other long-term investments	23,048,210	21,781,925
Total investments	186,859,456	183,581,353
Cash and cash equivalents	17,621,797	10,158,386
Accrued investment income	1,756,739	1,682,906
Recoverable from reinsurers	1,214,234	1,222,245
Agents' balances and due premiums	705,311	562,146
Deferred policy acquisition costs	9,847,853	9,287,851
Value of insurance business acquired	6,574,456	6,674,414
Property and equipment, net	71,069	84,001
Other assets	5,176,083	5,747,866
Total assets	$229,826,998	$219,001,168
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$151,496,179	$140,554,973
Future policy benefits	36,708,320	35,913,730
Policy claims	671,407	602,269
Other policy liabilities	66,982	87,148
Total policy liabilities	188,942,888	177,158,120
Notes payable	-	4,076,473
Deferred federal income taxes	2,349,193	2,198,753
Other liabilities	4,163,805	2,357,484
Total liabilities	195,455,886	185,790,830
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,193 issued as of March 31, 2015 and December 31, 2014, respectively, and 7,802,613 and 7,812,038 outstanding as of March 31, 2015 and December 31, 2014, respectively)	80,502	80,502
Additional paid-in capital	28,684,748	28,684,748
Treasury stock, at cost (247,580 and 238,155 shares as of March 31, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)
Accumulated other comprehensive income	3,519,930	2,683,543
Accumulated earnings	2,979,879	2,616,849
Total shareholders' equity	34,371,112	33,210,338
Total liabilities and shareholders' equity	$229,826,998	$219,001,168

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Premiums	$2,320,314	$2,009,983
Net investment income	2,407,560	1,970,808
Net realized investment gains	424,002	296,565
Other income	4,811	13,312
Total revenues	5,156,687	4,290,668
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	791,311	619,972
Death benefits	918,791	722,449
Surrenders	142,394	91,446
Interest credited to policyholders	1,247,890	1,022,210
Dividend, endowment and supplementary life contract benefits	53,433	66,210
Total benefits and claims	3,153,819	2,522,287
Policy acquisition costs deferred	(971,951)	(528,162)
Amortization of deferred policy acquisition costs	394,460	281,282
Amortization of value of insurance business acquired	99,958	105,854
Commissions	870,146	510,450
Other underwriting, insurance and acquisition expenses	1,230,916	1,133,459
Total expenses	1,623,529	1,502,883
Total benefits, claims and expenses	4,777,348	4,025,170
Income before total federal income tax expense	379,339	265,498
Current federal income tax expense	74,965	50,259
Deferred federal income tax benefit	(58,656)	(27,915)
Total federal income tax expense	16,309	22,344
Net income	$363,030	$243,154
Net income per common share basic and diluted	$0.05	$0.03

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$363,030	$243,154
Other comprehensive income
Total net unrealized gains arising during the period	1,085,720	1,654,985
Less net realized investment gains	22,749	296,565
Net unrealized gains	1,062,971	1,358,420
Less adjustment to deferred acquisition costs	17,489	9,510
Other comprehensive income before income tax expense	1,045,482	1,348,910
Income tax expense	209,095	269,782
Total other comprehensive income	836,387	1,079,128
Total comprehensive income	$1,199,417	$1,322,282

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2015 and 2014

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	243,154	243,154
Other comprehensive income	-	-	-	1,079,128	-	1,079,128
Balance as of March 31, 2014	$80,502	$28,684,748	$(773,731)	$2,957,285	$934,492	$31,883,296

Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Comprehensive income:
Net income	-	-	-	-	363,030	363,030
Other comprehensive income	-	-	-	836,387	-	836,387
Balance as of March 31, 2015	$80,502	$28,684,748	$(893,947)	$3,519,930	$2,979,879	$34,371,112

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$363,030	$243,154
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	49,304	103,524
Accretion of discount on investments	(229,755)	(221,043)
Net realized investment gains	(424,002)	(296,565)
Amortization of policy acquisition cost	394,460	281,282
Policy acquisition cost deferred	(971,951)	(528,162)
Mortgage loan origination fees deferred	(26,000)	(21,500)
Amortization of loan origination fees	9,320	17,923
Amortization of value of insurance business acquired	99,958	105,854
Provision for deferred federal income tax benefit	(58,656)	(27,915)
Interest credited to policyholders	1,247,890	1,022,210
Change in assets and liabilities:
Accrued investment income	(73,833)	(44,414)
Policy loans	59,044	(27,035)
Short-term investments	(638)	-
Allowance for mortgage and premium finance loan losses	24,603	17,603
Recoverable from reinsurers	8,011	(5,609)
Agents' balances and due premiums	(143,165)	8,027
Other assets	571,783	627,282
Future policy benefits	794,590	620,107
Policy claims	69,138	7,281
Other policy liabilities	(20,166)	(2,813)
Other liabilities	1,806,321	(22,855)
Net cash provided by operating activities	3,549,286	1,856,336

Investing activities
Purchases of fixed maturity securities	(2,170,526)	(8,075,994)
Maturities of fixed maturity securities	567,000	1,487,000
Sales of fixed maturity securities	621,229	1,943,330
Purchases of equity securities	(534,687)	(2,230)
Sales of equity securities	526,284	-
Purchases of mortgage loans	(8,455,196)	(4,753,722)
Payments on mortgage loans	1,550,599	709,836
Purchases of other long-term investments	(2,022,600)	(1,837,619)
Payments on other long-term investments	1,170,576	758,383
Purchases of real estate	-	(2,817,857)
Sale of real estate	7,083,246	-
Net cash used in investing activities	(1,664,075)	(12,588,873)

Financing activities
Policyholders' account deposits	12,577,187	8,031,177
Policyholders' account withdrawals	(2,883,871)	(2,100,680)
Purchases of treasury stock	(38,643)	(80,000)
Proceeds from issuance of notes payable	-	4,076,473
Repayment of notes payable	(4,076,473)	-
Net cash provided by financing activities	5,578,200	9,926,970

Increase (decrease) in cash	7,463,411	(805,567)
Cash and cash equivalents, beginning of period	10,158,386	10,608,438
Cash and cash equivalents, end of period	$17,621,797	$9,802,871

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”) and First Trinity Capital Corporation (“FTCC”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

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

The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital. The historic impact of these two stock dividend charges of $5,270,288 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of March 31, 2015 of $2,979,879, as shown in the accumulated earnings caption in the March 31, 2015 consolidated statement of financial position.

The Company has also purchased 247,580 shares of treasury stock at a cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

March 31, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2014.

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

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and are no longer outstanding.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2015 through the date that these financial statements have been issued. On April 15, 2015, the Company loaned $400,000 to its former Chairman. The loan has a term of one year and has a contractual interest rate of 5.50%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

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

The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

March 31, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

March 31, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Amendments to the Consolidation Analysis

In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.

The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  The adoption of this guidance will not have any effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,660,706	$161,883	$30,894	$2,791,695
States and political subdivisions	1,638,578	36,652	3,523	1,671,707
Residential mortgage-backed securities	66,318	53,134	-	119,452
Corporate bonds	91,767,774	4,538,852	778,313	95,528,313
Foreign bonds	12,079,533	502,975	173,673	12,408,835
Total fixed maturity securities	108,212,909	5,293,496	986,403	112,520,002

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	83,081	454	-	83,535
Corporate preferred stock	256,299	6,555	320	262,534
Corporate common stock	186,521	140,058	-	326,579
Total equity securities	525,901	147,067	320	672,648
Total fixed maturity and equity securities	$108,738,810	$5,440,563	$986,723	$113,192,650

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,650,994	$168,071	$69,052	$2,750,013
States and political subdivisions	1,184,034	20,982	863	1,204,153
Residential mortgage-backed securities	68,242	62,193	-	130,435
Corporate bonds	92,367,191	3,711,276	885,169	95,193,298
Foreign bonds	11,141,861	426,197	194,528	11,373,530
Total fixed maturity securities	107,412,322	4,388,719	1,149,612	110,651,429

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	80,879	2,586	-	83,465
Corporate preferred stock	254,502	3,273	1,700	256,075
Corporate common stock	184,214	147,603	-	331,817
Total equity securities	519,595	153,462	1,700	671,357
Total fixed maturity and equity securities	$107,931,917	$4,542,181	$1,151,312	$111,322,786

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2015 and December 31, 2014 are summarized as follows:

		Unrealized	Number of
March 31, 2015 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
States and political subdivisions	$300,289	$3,523	2
Corporate bonds	7,558,260	443,485	28
Foreign bonds	3,070,382	173,673	14
Total less than 12 months	10,928,931	620,681	44
More than 12 months
U.S. government and U.S. government agencies	1,099,106	30,894	2
Corporate bonds	2,705,235	334,828	14
Total more than 12 months	3,804,341	365,722	16
Total fixed maturity securities	14,733,272	986,403	60
Equity securities
Less than 12 months
Corporate preferred stock	49,680	320	1
Total equity securities	49,680	320	1
Total fixed maturity and equity securities	$14,782,952	$986,723	61

		Unrealized	Number of
December 31, 2014	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$12,258,681	$477,590	47
Foreign bonds	3,446,676	194,528	16
Total less than 12 months	15,705,357	672,118	63
More than 12 months
U.S. government and U.S. government agencies	1,360,948	69,052	3
States and political subdivisions	105,569	863	1
Corporate bonds	2,761,555	407,579	14
Total more than 12 months	4,228,072	477,494	18
Total fixed maturity securities	19,933,429	1,149,612	81
Equity securities
Greater than 12 months
Corporate preferred stock	48,300	1,700	1
Total equity securities	48,300	1,700	1
Total fixed maturity and equity securities	$19,981,729	$1,151,312	82

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

As of March 31, 2015, the Company held 60 available-for-sale fixed maturity securities with an unrealized loss of $986,403, fair value of $14,733,272 and amortized cost of $15,719,675. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2015. The ratio of the fair value to the amortized cost of these 60 securities is 94%.

However, the Company holds three available-for-sale fixed maturity securities in a mining industry company that when combined have unrealized losses of $270,243, fair values of $338,625 and amortized costs of $608,868. Management’s analysis indicates that this mining industry company will more than likely be able to make principal and interest payments through the maturity of these three securities in 2020 and 2021. The ratio of the fair value to the amortized cost of these three securities was 56%. The ratio of the fair value to the amortized cost of the other 57 securities in an unrealized loss position as of March 31, 2015 is 95% with all 57 securities having a fair value to amortized cost ratio above 76%.

As of December 31, 2014, the Company held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

As of March 31, 2015, the Company held one available-for-sale equity security with an unrealized loss of $320, fair value of $49,680 and cost of $50,000. The ratio of fair value to cost of this security is 99%.

As of December 31, 2014, the Company held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 93% and 95% investment grade as rated by Standard & Poor’s as of March 31, 2015 and December 31, 2014, respectively.

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

Based on management’s review, the Company experienced no other-than-temporary impairments during the three months ended March 31, 2015 and the year ended December 31, 2014. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2015 and December 31, 2014, are summarized as follows:

	(Unaudited)
	March 31, 2015	December 31, 2014
Unrealized appreciation on available-for-sale securities	$4,453,840	$3,390,869
Adjustment to deferred acquisition costs	(53,929)	(36,440)
Deferred income taxes	(879,981)	(670,886)
Net unrealized appreciation on available-for-sale securities	$3,519,930	$2,683,543

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $23,048,210 and $21,781,925 as of March 31, 2015 and December 31, 2014, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2015, by contractual maturity, are summarized as follows:

	March 31, 2015 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,754,581	$2,801,862	$3,915,108	$3,976,523
Due in one year through five years	36,096,965	38,044,550	9,452,822	10,405,428
Due after five years through ten years	53,807,893	55,404,752	6,632,945	8,482,488
Due after ten years	15,487,152	16,149,386	3,047,335	4,705,400
Due at multiple maturity dates	66,318	119,452	-	-
	$108,212,909	$112,520,002	$23,048,210	$27,569,839

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$1,188,229	$3,430,330	$526,284	$-	$1,550,599	$709,836	$7,083,246	$-
Gross realized gains	25,841	279,570	996	-	11,051	17,961	390,202	-
Gross realized losses	(1,192)	(966)	(2,896)	-	-	-	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2015 and 2014 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2015	2014
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$1,067,986	$1,363,002
Equity securities	(5,015)	(4,582)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	24,649	278,604
Equity securities	(1,900)	-
Mortgage loans on real estate	11,051	17,961
Investment real estate	390,202	-

Major categories of net investment income for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2015	2014
Fixed maturity securities	$1,173,781	$1,119,896
Equity securities	11,529	10,657
Other long-term investments	414,242	415,411
Mortgage loans	956,144	453,972
Policy loans	25,141	24,943
Real estate	187,588	173,195
Short-term and other investments	48,192	36,297
Gross investment income	2,816,617	2,234,371
Investment expenses	(409,057)	(263,563)
Net investment income	$2,407,560	$1,970,808

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2015 and December 31, 2014, these required deposits, included in investment assets, had amortized costs that totaled $3,966,145 and $3,954,696, respectively. As of March 31, 2015 and December 31, 2014, these required deposits had fair values that totaled $4,105,198 and $4,057,740, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,603,192	3.52%	$1,635,412	4.23%
Office buildings	321,920	0.70%	327,181	0.85%
Total commercial mortgage loans	1,925,112	4.22%	1,962,593	5.08%
Residential mortgage loans	43,654,397	95.78%	36,687,140	94.92%
Total mortgage loans	$45,579,509	100.00%	$38,649,733	100.00%

The Company’s investment real estate as of March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	2,034,478
Total land	963,207	2,247,638
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(795,090)	(758,718)
Buildings net of accumulated depreciation	1,472,467	1,508,839
Building - held for sale	-	5,408,613
Total buildings	1,472,467	6,917,452
Investment real estate, net of accumulated depreciation	$2,435,674	$9,165,090

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-fourth of this land. This building and one and one-half acre of land is held for the production of income. The remaining five acres of land are held for sale. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. This land is held for sale. FTCC also owned a small, undeveloped land parcel in Carthage, Mississippi that was sold during 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot retail building on approximately 8% of this land. Also in December 2013, TLIC purchased another acre of land in Norman, Oklahoma that included a 9,100 square foot retail building on approximately 18% of this land. These buildings and land were held for sale.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land. Also in February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land. These buildings and land were also held for sale.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

2. Investments (continued)

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

In addition, simultaneously with these sales, the Company settled its two notes payable, collateralized by the held for sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473. In connection with the repayments of the two notes payable, the Company expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, the Company incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 is summarized as follows:

March 31, 2015 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,791,695	$-	$2,791,695
States and political subdivisions	-	1,671,707	-	1,671,707
Residential mortgage-backed securities	-	119,452	-	119,452
Corporate bonds	-	95,528,313	-	95,528,313
Foreign bonds	-	12,408,835	-	12,408,835
Total fixed maturity securities	$-	$112,520,002	$-	$112,520,002

Equity securities, available-for-sale
Mutual funds	$3,592	$79,943	$-	$83,535
Corporate preferred stock	209,554	52,980	-	262,534
Corporate common stock	280,079	-	46,500	326,579
Total equity securities	$493,225	$132,923	$46,500	$672,648

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,750,013	$-	$2,750,013
States and political subdivisions	-	1,204,153	-	1,204,153
Residential mortgage-backed securities	-	130,435	-	130,435
Corporate bonds	-	95,193,298	-	95,193,298
Foreign bonds	-	11,373,530	-	11,373,530
Total fixed maturity securities	$-	$110,651,429	$-	$110,651,429

Equity securities, available-for-sale
Mutual funds	$3,592	$79,873	$-	$83,465
Corporate preferred stock	203,999	52,076	-	256,075
Corporate common stock	285,317	-	46,500	331,817
Total equity securities	$492,908	$131,949	$46,500	$671,357

As of both March 31, 2015 and December 31, 2014, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, states and political subdivisions, mortgage-backed securities, corporate bonds and foreign bonds.

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of the measurement dates.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	March 31, 2015 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,925,112	$1,958,153	$-	$-	$1,958,153
Residential	43,654,397	45,872,031	-	-	45,872,031
Policy loans	1,461,576	1,461,576	-	-	1,461,576
Short-term investments	1,141,837	1,141,837	1,141,837	-	-
Other long-term investments	23,048,210	27,569,839	-	-	27,569,839
Cash and cash equivalents	17,621,797	17,621,797	17,621,797	-	-
Accrued investment income	1,756,739	1,756,739	-	-	1,756,739
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$90,733,554	$97,505,858	$18,763,634	$-	$78,742,224
Financial liabilities
Policyholders' account balances	$151,496,179	$132,634,781	$-	$-	$132,634,781
Policy claims	671,407	671,407	-	-	671,407
Total financial liabilities	$152,167,586	$133,306,188	$-	$-	$133,306,188

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,962,593	$2,000,041	$-	$-	$2,000,041
Residential	36,687,140	38,613,679	-	-	38,613,679
Policy loans	1,520,620	1,520,620	-	-	1,520,620
Short-term investments	1,141,199	1,141,199	1,141,199	-	-
Other long-term investments	21,781,925	25,912,178	-	-	25,912,178
Cash and cash equivalents	10,158,386	10,158,386	10,158,386	-	-
Accrued investment income	1,682,906	1,682,906	-	-	1,682,906
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$75,058,655	$81,152,895	$11,299,585	$-	$69,853,310
Financial liabilities
Policyholders' account balances	$140,554,973	$126,144,182	$-	$-	$126,144,182
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	602,269	602,269	-	-	602,269
Total financial liabilities	$145,233,715	$130,822,924	$-	$-	$130,822,924

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

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

March 31, 2015

(Unaudited)

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

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. In addition, simultaneously with these sales, the Company settled its two notes payable, collateralized by the held for sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473.

The $3,009,265 promissory note was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building is leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017; $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building is leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building is leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease have the lessee responsible for paying real estate taxes and building insurance. TLIC is responsible for building and ground maintenance. The monthly lease payments were $5,833 through December 31, 2019.

The $1,067,208 promissory note was collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $9,463 through October 31, 2028.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

4. Notes Payable (continued)

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 were $80,167. The Company incurred $137,581 of interest expense during 2014 on these two notes payable. In connection with the repayments of the two notes payable on March 11, 2015, the Company expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, the Company incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

5. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2015	2014
Revenues:
Life insurance operations	$2,863,686	$2,513,377
Annuity operations	2,184,075	1,661,238
Corporate operations	108,926	116,053
Total	$5,156,687	$4,290,668
Income (loss) before income taxes:
Life insurance operations	$102,186	$(10,567)
Annuity operations	115,505	224,041
Corporate operations	161,648	52,024
Total	$379,339	$265,498
Depreciation and amortization expense:
Life insurance operations	$345,614	$355,287
Annuity operations	194,702	149,953
Corporate operations	12,726	3,343
Total	$553,042	$508,583

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Life insurance operations	$44,720,182	$44,448,441
Annuity operations	178,672,412	167,947,889
Corporate operations	6,434,404	6,604,838
Total	$229,826,998	$219,001,168

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

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

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the Oklahoma Insurance Department that it would take no action and was also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

7. Legal Matters and Contingent Liabilities (continued)

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. FBLIC filed a motion for partial summary judgment seeking summary judgment on the claims for violation of MMPA. This motion for partial summary judgment asked the court to declare that the MMPA does not apply to insurance companies such as FBLIC and enter judgment for FBLIC on the petition. A hearing for the motion of summary judgment was held on February 25, 2015 and it was subsequently denied by the court on March 2, 2015. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

8. Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, 2015 and 2014 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive income before reclassifications, net of tax	868,576	(13,990)	854,586
Less amounts reclassified from accumulated other comprehensive income, net of tax	18,199	-	18,199
Other comprehensive income	850,377	(13,990)	836,387
Balance as of March 31, 2015	$3,563,071	$(43,141)	$3,519,930

Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,323,988	(7,608)	1,316,380
Less amounts reclassified from accumulated other comprehensive income, net of tax	237,252	-	237,252
Other comprehensive income	1,086,736	(7,608)	1,079,128
Balance as of March 31, 2014	$2,975,234	$(17,949)	$2,957,285

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,085,720	$217,144	$868,576
Reclassification adjustment for gains included in income	(22,749)	(4,550)	(18,199)
Net unrealized gains on investments	1,062,971	212,594	850,377
Adjustment to deferred acquisition costs	(17,489)	(3,499)	(13,990)
Total other comprehensive income	$1,045,482	$209,095	$836,387

	Three Months Ended March 31, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,654,985	$330,997	$1,323,988
Reclassification adjustment for gains included in income	(296,565)	(59,313)	(237,252)
Net unrealized gains on investments	1,358,420	271,684	1,086,736
Adjustment to deferred acquisition costs	(9,510)	(1,902)	(7,608)
Total other comprehensive income	$1,348,910	$269,782	$1,079,128

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2015	2014
Unrealized gains on available-for-sale securities:
Realized gains on sales of securities (a)	$22,749	$296,565
Income tax expenses (b)	4,550	59,313
Total reclassification adjustments	$18,199	$237,252

(a)	These items appear within net realized investment gains in the consolidated statement of operations.
(b)	These items appear within federal income taxes in the consolidated statement of operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

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

As of March 31, 2015, $538,589 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $15,327,247 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $151,069 allowance for possible loan losses in the remaining $30,252,262 of investments in mortgage loans on real estate as of March 31, 2015. As of December 31, 2014, $540,049 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $12,892,150 of mortgage loans on real estate with one loan originator. In addition, the Company had an additional $126,466 allowance for possible loan losses in the remaining $25,757,583 of investments in mortgage loans on real estate as of December 31, 2014.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $321,244 as of both March 31, 2015 and December 31, 2014, respectively, are carried net of estimated loan losses of $197,358 as of both March 31, 2015 and December 31, 2014, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three months ended March 31, 2015 and 2014 are summarized as follows:

	As of and for the Three Months Ended March 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$116,604	$50,210	$9,862	$7,985	$197,358	$206,858	$323,824	$265,053
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	24,791	15,188	(188)	2,415	-	-	24,603	17,603
Allowance, ending	$141,395	$65,398	$9,674	$10,400	$197,358	$206,858	$348,427	$282,656

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,876	$202,376	$192,876	$202,376
Collectively evaluated for impairment	$141,395	$65,398	$9,674	$10,400	$4,482	$4,482	$155,551	$80,280

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,762	$335,761	$316,762	$335,761
Collectively evaluated for impairment	$43,654,397	$21,107,941	$1,925,112	$2,079,568	$4,482	$4,482	$45,583,991	$23,191,991

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2015 and December 31, 2014 are summarized as follows:

			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan to Value Ratio			March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
71%	to	80%	$11,630,199	$9,049,051	$-	$-	$11,630,199	$9,049,051
61%	to	70%	14,210,799	11,129,632	930,747	938,703	15,141,546	12,068,335
51%	to	60%	6,953,329	6,176,648	197,952	201,352	7,151,281	6,378,000
41%	to	50%	8,652,742	7,734,658	398,053	409,338	9,050,795	8,143,996
31%	to	40%	1,408,933	1,635,865	398,360	405,152	1,807,293	2,041,017
21%	to	30%	288,338	448,381	-	-	288,338	448,381
11%	to	20%	383,504	87,634	-	-	383,504	87,634
1%	to	10%	126,553	425,271	-	8,048	126,553	433,319
	Total		$43,654,397	$36,687,140	$1,925,112	$1,962,593	$45,579,509	$38,649,733

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Virginia and West Virginia through independent agents.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity and equity securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2014.

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

The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

Amendments to the Consolidation Analysis

In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.

The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  The adoption of this guidance will not have any effect on the Company’s results of operations, financial position or liquidity.

Business Segments

FASB guidance requires a "management approach" in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology.

Our business segments are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company and FTCC after the elimination of intercompany amounts.

Please see below and Note 5 to the Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2015 and 2014

	(Unaudited)		Increase	Percentage
	Three Months Ended March 31,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,320,314	$2,009,983	$310,331	15.4%
Net investment income	2,407,560	1,970,808	436,752	22.2%
Net realized investment gains	424,002	296,565	127,437	43.0%
Other income	4,811	13,312	(8,501)	-63.9%
Total revenues	5,156,687	4,290,668	866,019	20.2%
Benefits and claims	3,153,819	2,522,287	631,532	25.0%
Expenses	1,623,529	1,502,883	120,646	8.0%
Total benefits, claims and expenses	4,777,348	4,025,170	752,178	18.7%
Income before federal income tax expense	379,339	265,498	113,841	42.9%
Federal income tax expense	16,309	22,344	(6,035)	-27.0%
Net income	$363,030	$243,154	$119,876	49.3%
Net income per common share basic and diluted	$0.05	$0.03	$0.02

Consolidated Condensed Financial Position as of March 31, 2015 and December 31, 2014

	(Unaudited)	December 31,	Increase (Decrease)	Percentage Change
	March 31, 2015	2014	2015 to 2014	2015 to 2014

Investment assets	$186,859,456	$183,581,353	$3,278,103	1.8%
Other assets	42,967,542	35,419,815	7,547,727	21.3%
Total assets	$229,826,998	$219,001,168	$10,825,830	4.9%

Policy liabilities	$188,942,888	$177,158,120	$11,784,768	6.7%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	2,349,193	2,198,753	150,440	6.8%
Other liabilities	4,163,805	2,357,484	1,806,321	76.6%
Total liabilities	195,455,886	185,790,830	9,665,056	5.2%
Shareholders' equity	34,371,112	33,210,338	1,160,774	3.5%
Total liabilities and shareholders' equity	$229,826,998	$219,001,168	$10,825,830	4.9%

Shareholders' equity per common share	$4.41	$4.25	$0.16

Results of Operations – Three Months Ended March 31, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended March 31,		(decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,320,314	$2,009,983	$310,331	15.4%
Net investment income	2,407,560	1,970,808	436,752	22.2%
Net realized investment gains	424,002	296,565	127,437	43.0%
Other income	4,811	13,312	(8,501)	-63.9%
Total revenues	$5,156,687	$4,290,668	$866,019	20.2%

The $866,019 increase in total revenues for the three months ended March 31, 2015 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)			Percentage
	Three Months Ended March 31,		Increase	Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$21,241	$19,532	$1,709	8.7%
Whole life and term renewal	762,835	721,574	41,261	5.7%
Final expense first year	391,821	186,785	205,036	109.8%
Final expense renewal	1,144,417	1,082,092	62,325	5.8%
Total premiums	$2,320,314	$2,009,983	$310,331	15.4%

The $310,331 increase in premiums for the three months ended March 31, 2015 is primarily due to a $205,036 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $62,325 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production. The increase in whole life and term renewal premiums was primarily due to $65,995 of supplemental contract with life contingency considerations.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended March 31,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$1,173,781	$1,119,896	$53,885	4.8%
Equity securities	11,529	10,657	872	8.2%
Other long-term investments	414,242	415,411	(1,169)	-0.3%
Mortgage loans	956,144	453,972	502,172	110.6%
Policy loans	25,141	24,943	198	0.8%
Real estate	187,588	173,195	14,393	8.3%
Short-term and other investments	48,192	36,297	11,895	32.8%
Gross investment income	2,816,617	2,234,371	582,246	26.1%
Investment expenses	(409,057)	(263,563)	145,494	-55.2%
Net investment income	$2,407,560	$1,970,808	$436,752	22.2%

The $582,246 increase in gross investment income for the three months ended March 31, 2015 is due to the 2015 investments in mortgage loans and fixed maturity securities. In the twelve months since March 31, 2014, our investments in mortgage loans have increased approximately $22.4 million. In addition, in the twelve months since March 31, 2014, our investments in fixed maturity securities have increased approximately $6.0 million.

The $145,494 increase in investment expenses for the three months ended March 31, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans and expenses incurred with the sale of investment real estate on March 11, 2015. The investment real estate sale included expensing the remaining loan origination fees, interest on the note payable and closing costs.

Net Realized Investment Gains

There was a $127,437 increase in net realized investment gains for the three months ended March 31, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $24,649 for the three months ended March 31, 2015 resulted from proceeds of $1,188,229 for these securities that had carrying values of $1,163,580 at the 2015 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $278,604 for the three months ended March 31, 2014 resulted from proceeds of $3,430,330 for these securities that had carrying values of $3,151,726 at the 2014 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $1,900 for the three months ended March 31, 2015 resulted from proceeds of $526,284 for these securities that had carrying values of $528,184 at the 2015 disposal dates.

The net realized investment gains from mortgage loans on real estate of $11,051for the three months ended March 31, 2015 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $17,961 for the three months ended March 31, 2014 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

We have recorded no other-than-temporary impairments in 2015 and 2014.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended March 31,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$791,311	$619,972	$171,339	27.6%
Death benefits	918,791	722,449	196,342	27.2%
Surrenders	142,394	91,446	50,948	55.7%
Interest credited to policyholders	1,247,890	1,022,210	225,680	22.1%
Dividend, endowment and supplementary life contract benefits	53,433	66,210	(12,777)	-19.3%
Total benefits and claims	3,153,819	2,522,287	631,532	25.0%
Expenses
Policy acquisition costs deferred	(971,951)	(528,162)	(443,789)	84.0%
Amortization of deferred policy acquisition costs	394,460	281,282	113,178	40.2%
Amortization of value of insurance business acquired	99,958	105,854	(5,896)	-5.6%
Commissions	870,146	510,450	359,696	70.5%
Other underwriting, insurance and acquisition expenses	1,230,916	1,133,459	97,457	8.6%
Total expenses	1,623,529	1,502,883	120,646	8.0%
Total benefits, claims and expenses	$4,777,348	$4,025,170	$752,178	18.7%

The $752,178 increase in total benefits, claims and expenses for the three months ended March 31, 2015 is discussed below.

Benefits and Claims

The $631,532 increase in benefits and claims for the three months ended March 31, 2015 is primarily due to the following:

●

$225,680 increase in interest credited to policyholders is primarily due to an increase of approximately $30.8 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since March 31, 2014.

●

$196,342 increase in death benefits is primarily due to 23 additional final expense claims at an average of approximately $12,400 per claim. The increased final expense mortality was offset by less mortality in the other lines. Final expense mortality is above actuarial estimates when the products were introduced but management and actuarial analysis continues to conclude that its final expense products are profitable.

●	$171,339 increase in future policy benefits primarily related to the production of new policies and the existing policies in force aging one additional year.

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

For the three months ended March 31, 2015 and 2014, capitalized costs were $971,951 and $528,162, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2015 and 2014 were $394,460 and $281,282, respectively.

The $443,789 increase in the acquisition costs deferred primarily relates to increased production of final expense and annuity products. The $113,178 increase in the 2015 amortization of deferred acquisition costs is primarily due to increased final expense mortality and surrenders of life insurance products.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $99,958 and $105,854 for the three months ended March 31, 2015 and 2014, respectively. The $5,896 decrease in the 2015 amortization of value of insurance business acquired primarily is as expected.

Commissions

Our commissions for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)			Percentage
	Three Months Ended March 31,		Increase	Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$262,788	$165,343	$97,445	58.9%
Whole life and term first year	17,849	15,884	1,965	12.4%
Whole life and term renewal	31,022	26,657	4,365	16.4%
Final expense first year	461,176	207,133	254,043	122.6%
Final expense renewal	97,311	95,433	1,878	2.0%
Total commissions	$870,146	$510,450	$359,696	70.5%

The $359,696 increase in commissions for the three months ended March 31, 2015 is primarily due to:

●	$254,043 increase in final expense first year commissions that correspond to the $205,036 increase in final expense first year premiums.

●	$97,445 increase in annuity first year, single and renewal commissions that corresponds to $4,546,010 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $97,457 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2015 is primarily due to increased acquisition costs associated with the increased final expense and annuity production.

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

For the three months ended March 31, 2015 and 2014, current income tax expense was $74,965 and $50,259, respectively. Deferred federal income tax benefits were $58,656 and $27,915 for the three months ended March 31, 2015 and 2014, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $363,030 ($0.05 per common share basic and diluted) and $243,154 ($0.03 per common share basic and diluted) for the three months ended March 31, 2015 and 2014, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2015 and 2014 were 7,810,467 and 7,835,376, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended		(Decrease)	Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$2,863,686	$2,513,377	$350,309	13.9%
Annuity operations	2,184,075	1,661,238	522,837	31.5%
Corporate operations	108,926	116,053	(7,127)	-6.1%
Total	$5,156,687	$4,290,668	$866,019	20.2%
Income (loss) before income taxes:
Life insurance operations	$102,186	$(10,567)	$112,753	1067.0%
Annuity operations	115,505	224,041	(108,536)	-48.4%
Corporate operations	161,648	52,024	109,624	210.7%
Total	$379,339	$265,498	$113,841	42.9%

Life Insurance Operations

The $350,309 increase in revenues from Life Insurance Operations for the three months ended March 31, 2015 is primarily due to the following:

●	$310,331 increase in premiums

●	$34,719 increase in net investment income

●	$13,504 increase in net realized investment gains

●	$8,245 decrease in other income

The $112,753 increased profitability from Life Insurance Operations for the three months ended March 31, 2015 is primarily due to the following:

●	$310,331 increase in premiums

●	$220,687 increase in policy acquisition costs deferred net of amortization

●	$153,985 decrease in other underwriting, insurance and acquisition expenses

●	$55,875 decrease in amortization of value of insurance business acquired

●	$34,719 increase in net investment income

●	$13,504 increase in net realized investment gains

●	$12,777 decrease in dividend, endowment and supplementary life contract benefits

●	$8,245 decrease in other income

●	$50,948 increase in surrenders

●	$171,339 increase in future policy benefits

●	$196,342 increase in death benefits

●	$262,251 increase in commissions

Annuity Operations

The $522,837 increase in revenues from Annuity Operations for the three months ended March 31, 2015 is due to the following:

●	$408,904 increase in net investment income

●	$113,933 increase in net realized investment gains

The $108,536 decreased profitability from Annuity Operations for the three months ended March 31, 2015 is due to the following:

●	$368,193 increase in other underwriting, insurance and acquisition expenses

●	$225,680 increase in interest credited to policyholders

●	$97,445 increase in commissions

●	$49,979 increase in amortization of value of insurance business acquired

●	$109,924 increase in policy acquisition costs deferred net of amortization

●	$113,933 increase in net realized investment gains

●	$408,904 increase in net investment income

Corporate Operations

The $7,127 decrease in revenues from Corporate Operations for the three months ended March 31, 2015 is primarily due to $6,871 of decreased net investment income and $256 of decreased other income.

The $109,624 increased Corporate Operations profitability for the three months ended March 31, 2015 is primarily due to $116,751 of decreased operating expenses that exceeded $6,871 of decreased net investment income and $256 of decreased other income. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment since we are focused on expanding the life insurance and annuity operations of TLIC and FBLIC. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of March 31, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)	December 31,	Increase (Decrease)	Percentage Change
	March 31, 2015	2014	2015 to 2014	2015 to 2014
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $108,212,909 and $107,412,322, as of March 31, 2015 and December 31, 2014, respectively)	$112,520,002	$110,651,429	$1,868,573	1.7%
Available-for-sale equity securities at fair value (cost: $525,901 and $519,595 as of March 31, 2015 and December 31, 2014, respectively)	672,648	671,357	1,291	0.2%
Mortgage loans on real estate	45,579,509	38,649,733	6,929,776	17.9%
Investment real estate	2,435,674	9,165,090	(6,729,416)	-73.4%
Policy loans	1,461,576	1,520,620	(59,044)	-3.9%
Short-term investments	1,141,837	1,141,199	638	0.1%
Other long-term investments	23,048,210	21,781,925	1,266,285	5.8%
Total investments	$186,859,456	$183,581,353	$3,278,103	1.8%

The $1,868,573 increase in available-for-sale fixed maturity securities for the three months ended March 31, 2015 is primarily due to purchases of $2,170,526 in excess of sales and maturities of $1,188,229, net realized investment gains of $24,649, increase in unrealized appreciation of $1,067,986 and premium amortization of $206,359. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of March 31, 2015, we held 60 available-for-sale fixed maturity securities with an unrealized loss of $986,403, fair value of $14,733,272 and amortized cost of $15,719,675.

The $1,291 increase in available-for-sale equity securities for the three months ended March 31, 2015 is primarily due to purchases of $534,687, sales of $526,284, net realized investment losses of $1,900, a $5,015 decrease in unrealized appreciation of available-for-sale equity securities and $197 of premium amortization. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in several companies.

As of March 31, 2015, we held one available-for-sale equity security with an unrealized loss of $320, fair value of $49,680 and cost of $50,000.

The $6,929,776 increase in mortgage loans for the three months ended March 31, 2015 is primarily due to the purchase of $8,455,196 of mortgage loans, $26,000 capitalization of loan origination fees, $11,051 of realized gains on the early pay off of loans purchased at a discount, discount accretion of $22,051 less principal payments of $1,550,599, charges to the allowance for bad debts of $24,603 and $9,320 of amortization of loan origination fees.

The $1,266,285 increase in other long-term investments (comprised of lottery receivables) for the three months ended March 31, 2015 is primarily due to purchases of $2,022,600 and accretion of discount of $414,261 less principal payments of $1,170,576.

The $6,729,416 decrease in investment real estate is primarily due to our March 11, 2015 sale of investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. The remaining $36,372 difference is the depreciation of the Topeka building.

Our assets other than invested assets as of March 31, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)	December 31,	Increase (Decrease)	Percentage Change
	March 31, 2015	2014	2015 to 2014	2015 to 2014

Cash and cash equivalents	$17,621,797	$10,158,386	$7,463,411	73.5%
Accrued investment income	1,756,739	1,682,906	73,833	4.4%
Recoverable from reinsurers	1,214,234	1,222,245	(8,011)	-0.7%
Agents' balances and due premiums	705,311	562,146	143,165	25.5%
Deferred policy acquisition costs	9,847,853	9,287,851	560,002	6.0%
Value of insurance business acquired	6,574,456	6,674,414	(99,958)	-1.5%
Property and equipment, net	71,069	84,001	(12,932)	-15.4%
Other assets	5,176,083	5,747,866	(571,783)	-9.9%
Assets other than investment assets	$42,967,542	$35,419,815	$7,547,727	21.3%

The $143,165 increase in agents’ balances and due premiums is primarily due to a $149,128 increase in agents’ balances. This increase is due to increased production of annuity contracts and final expense policies.

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, prepaid expenses, other receivables and loans from premium financing.

The $571,793 decrease in other assets is primarily due to an $840,330 decrease in receivables from mortgage loans and other long-term assets (lottery receivables) less $252,654 of increased recoverable federal and state income taxes.

Our liabilities as of March 31, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)	December 31,	Increase (Decrease)	Percentage Change
	March 31, 2015	2014	2015 to 2014	2015 to 2014

Policy liabilities
Policyholders' account balances	$151,496,179	$140,554,973	$10,941,206	7.8%
Future policy benefits	36,708,320	35,913,730	794,590	2.2%
Policy claims	671,407	602,269	69,138	11.5%
Other policy liabilities	66,982	87,148	(20,166)	-23.1%
Total policy liabilities	188,942,888	177,158,120	11,784,768	6.7%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	2,349,193	2,198,753	150,440	6.8%
Other liabilities	4,163,805	2,357,484	1,806,321	76.6%
Total liabilities	$195,455,886	$185,790,830	$9,665,056	5.2%

The $11,784,768 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts exceeding withdrawals by $9,693,316, interest credited to policyholders’ account balances of $1,247,890 and increased future policy benefit reserves of $794,590.

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. In addition, simultaneously with these sales, the Company settled its two notes payable, collateralized by the held for sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473.

On March 26, 2014, we issued two notes payable totaling $4,076,473. The first note payable totaling $3,009,265 was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014.

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

The second promissory note totaling $1,067,208 was collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building is leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease have the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $9,463 through October 31, 2028.

When the two promissory notes were originated on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 were $80,167. The Company incurred $137,581 of interest expense during 2014 on these two notes payable. In connection with the repayments of the two notes payable on March 11, 2015, the Company expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, the Company incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

The $150,440 increase in deferred federal income taxes during the three months ended March 31, 2015 was due to $209,095 of increased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities. This increase was offset by $58,656 of operating deferred tax benefits.

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, estimated guaranty fund assessment liability, unearned investment income and purchase of securities where the trade date and settlement date are in different accounting periods. The $1,806,321 increase in other liabilities is primarily due to a $1,496,118 increase in deposits on pending applications and a $276,418 increase in payables for securities purchased that have not settled.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2015, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $8,250,167 of net income from operations since we were incorporated in 2004. The Company also issued 702,705 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,288 with an offsetting credit of $5,270,288 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,288 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of March 31, 2015 of $2,979,879, as shown in the accumulated earnings caption in the March 31, 2015 consolidated statement of financial position.

The Company has also purchased 247,580 shares of treasury stock at a cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of March 31, 2015, we had cash and cash equivalents totaling $17,621,797. As of March 31, 2015, cash and cash equivalents of $9,980,833 and $6,506,600, respectively, of the total $17,621,797 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,167,518 in 2015 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $980,906 in 2015 without prior approval. FBLIC paid a dividend of $1,500,000 to TLIC in December 2014. This dividend was eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $12,138,250 as of March 31, 2015. Uninsured balances aggregated $6,494,515 as of December 31, 2014. The increase in uninsured balances is primarily due to $12,577,187 policyholders’ account deposits during the three months ended March 31, 2015 that has not yet been fully invested. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended March 31,		(Decrease)	Change
	2015	2014	2015 to 2014	2015 to 2014
Net cash provided by operating activities	$3,549,286	$1,856,336	$1,692,950	91.2%
Net cash used in investing activities	(1,664,075)	(12,588,873)	10,924,798	-86.8%
Net cash provided by financing activities	5,578,200	9,926,970	(4,348,770)	-43.8%
Increase (decrease) in cash	7,463,411	(805,567)	8,268,978	-1026.5%
Cash and cash equivalents, beginning of period	10,158,386	10,608,438	(450,052)	-4.2%
Cash and cash equivalents, end of period	$17,621,797	$9,802,871	$7,818,926	79.8%

The $1,692,950 increase in cash provided by operating activities during the three months ended March 31, 2015 is primarily due to increased collections of net investment income and premiums that exceeded increased payments of benefits and claims and other underwriting, insurance and acquisition expenses.

The $10,924,798 decrease in cash used for investing activities during the three months ended March 31, 2015 was primarily related to $7,083,246 of proceeds for the 2015 sale of investment real estate, $5,905,468 of decreased 2015 purchases of fixed maturity securities, $2,817,857 of decreased purchases of investment real estate and $840,763 of increased 2015 payments of mortgage loans that exceeded $3,701,474 of increased 2015 purchases of mortgage loans and $2,242,101 of decreased 2015 sales and maturities of fixed maturity securities.

The $4,348,770 decrease in cash provided by financing activities for the three months ended March 31, 2015 resulted from $8,152,946 less funds available in 2015 due to both the settlement of and the non issuance of note payable proceeds of $4,076,473 that exceeded $3,762,819 of increased 2015 policyholder account deposits in excess of withdrawals and $41,357 of 2015 decreased purchases of treasury shares.

Our shareholders’ equity as of March 31, 2015 and December 31, 2014 is summarized as follows:

	(Unaudited)	December 31,	Increase (Decrease)	Percentage Change
	March 31, 2015	2014	2015 to 2014	2015 to 2014

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,193 issued as of March 31, 2015 and December 31, 2014 and 7,802,613 and 7,812,038 outstanding as of March 31, 2015 and December 31, 2014, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,748	28,684,748	-	0.0%
Treasury stock, at cost (247,580 and 238,155 shares as of March 31, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)	(38,643)	4.5%
Accumulated other comprehensive income	3,519,930	2,683,543	836,387	31.2%
Accumulated earnings	2,979,879	2,616,849	363,030	13.9%
Total shareholders' equity	$34,371,112	$33,210,338	$1,160,774	3.5%

The increase in shareholders’ equity of $1,160,774 for the three months ended March 31, 2015 is due to $836,387 of other comprehensive income, $363,030 of net income less $38,643 for purchases of 9,425 shares of treasury stock from the former chairman of FTFC.

Equity per common share outstanding increased 3.8% to $4.41 as of March 31, 2015 compared to $4.25 per share as of December 31, 2014, based upon 7,802,613 common shares outstanding as of March 31, 2015 and 7,812,038 common shares outstanding as of December 31, 2014.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2015 or 2014. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $4,453,840 and $3,390,869 as of March 31, 2015 and December 31, 2014, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. The $1,085,720 increase in unrealized gains arising for the three months ended March 31, 2015 has been offset by the first quarter 2015 net realized investment gains of $22,749 originating from the sale and call activity for available-for-sale fixed maturity and equity securities.

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

One of our significant risks relates to the fluctuations in interest rates. Regarding interest rates, the value of our available-for-sale fixed maturity securities investment portfolio will increase or decrease in an inverse relationship with fluctuations in interest rates, while net investment income earned on newly acquired available-for-sale fixed maturity securities increases or decreases in direct relationship with interest rate changes. From an income perspective, we are exposed to rising interest rates which could be a significant risk, as TLIC’s and FBLIC’s annuity business is impacted by changes in interest rates. Life insurance company policy liabilities bear fixed rates. From a liquidity perspective, our fixed rate policy liabilities are relatively insensitive to interest rate fluctuations.

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of March 31, 2015, cash, short-term investments and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.5% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We believe that our existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the Oklahoma Insurance Department that it would take no action and was also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.

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

The Petition also seeks to certify a class of individuals with similar claims but no class has been certified by the Court. FBLIC denies the allegations in the Petition and will continue to defend against them. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual allegations. FBLIC filed a motion for partial summary judgment seeking summary judgment on the claims for violation of MMPA. This motion for partial summary judgment asked the court to declare that the MMPA does not apply to insurance companies such as FBLIC and enter judgment for FBLIC on the petition. A hearing for the motion of summary judgment was held on February 25, 2015 and it was subsequently denied by the court on March 2, 2015. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 14, 2015	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2015	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer