Form 10-Q
period 2015-06-30
First Trinity Financial CORP
filed 2015-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☐    No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 10, 2015: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2015 (Unaudited) and December 31, 2014	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4. Controls and Procedures	62

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults upon Senior Securities	63

Item 4. Mine Safety Disclosures	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	64

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $120,831,456 and $107,412,322 as of June 30, 2015 and December 31, 2014, respectively)	$122,415,027	$110,651,429
Available-for-sale equity securities at fair value (cost: $528,521 and $519,595 as of June 30, 2015 and December 31, 2014, respectively)	643,154	671,357
Mortgage loans on real estate	49,902,045	38,649,733
Investment real estate	2,399,302	9,165,090
Policy loans	1,436,351	1,520,620
Short-term investments	1,141,710	1,141,199
Other long-term investments	24,908,063	21,781,925
Total investments	202,845,652	183,581,353
Cash and cash equivalents	8,817,165	10,158,386
Accrued investment income	1,994,610	1,682,906
Recoverable from reinsurers	1,179,389	1,222,245
Agents' balances and due premiums	921,077	562,146
Deferred policy acquisition costs	10,671,277	9,287,851
Value of insurance business acquired	6,475,057	6,674,414
Property and equipment, net	58,300	84,001
Other assets	7,605,743	5,747,866
Total assets	$240,568,270	$219,001,168

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$163,549,166	$140,554,973
Future policy benefits	37,624,329	35,913,730
Policy claims	674,283	602,269
Other policy liabilities	63,303	87,148
Total policy liabilities	201,911,081	177,158,120
Notes payable	-	4,076,473
Deferred federal income taxes	1,707,109	2,198,753
Other liabilities	4,384,474	2,357,484
Total liabilities	208,002,664	185,790,830
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 and 8,050,193 issued as of June 30, 2015 and December 31, 2014, respectively and 7,802,593 and 7,812,038 outstanding as of June 30, 2015 and December 31, 2014, respectively)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,748
Treasury stock, at cost (247,580 and 238,155 shares as of June 30, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)
Accumulated other comprehensive income	1,343,818	2,683,543
Accumulated earnings	3,350,635	2,616,849
Total shareholders' equity	32,565,606	33,210,338
Total liabilities and shareholders' equity	$240,568,270	$219,001,168

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$2,325,124	$1,932,055	$4,645,438	$3,942,038
Net investment income	2,504,762	2,261,603	4,912,322	4,232,411
Net realized investment gains	82,087	465,151	506,089	761,716
Loss on other-than-temporary impairment	(304,256)	-	(304,256)	-
Gain on reinsurance assumption	550,000	-	550,000	-
Other income	11,353	6,763	16,164	20,075

Total revenues	5,169,070	4,665,572	10,325,757	8,956,240

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	904,650	594,832	1,695,961	1,214,804
Death benefits	851,418	750,013	1,770,209	1,472,462
Surrenders	135,487	152,492	277,881	243,938
Interest credited to policyholders	1,345,410	1,079,517	2,593,300	2,101,727
Dividend, endowment and supplementary life contract benefits	104,671	71,390	158,104	137,600

Total benefits and claims	3,341,636	2,648,244	6,495,455	5,170,531

Policy acquisition costs deferred	(1,251,016)	(558,309)	(2,222,967)	(1,086,471)
Amortization of deferred policy acquisition costs	463,089	308,272	857,549	589,554
Amortization of value of insurance business acquired	99,399	96,744	199,357	202,598
Commissions	1,039,469	529,531	1,909,615	1,039,981
Other underwriting, insurance and acquisition expenses	1,179,530	1,189,823	2,410,446	2,323,282
Total expenses	1,530,471	1,566,061	3,154,000	3,068,944

Total benefits, claims and expenses	4,872,107	4,214,305	9,649,455	8,239,475

Income before total federal income tax expense (benefit)	296,963	451,267	676,302	716,765

Current federal income tax expense	24,413	28,191	99,378	78,450
Deferred federal income tax benefit	(98,056)	(11,104)	(156,712)	(39,019)

Total federal income tax expense (benefit)	(73,643)	17,087	(57,334)	39,431

Net income	$370,606	$434,180	$733,636	$677,334

Net income per common share basic and diluted	$0.05	$0.06	$0.09	$0.09

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$370,606	$434,180	$733,636	$677,334

Other comprehensive income (loss)

Total net unrealized gains (losses) arising during the period	(2,997,563)	2,006,124	(1,911,843)	3,643,148
Less net realized investment gains (losses)	(241,927)	287,827	(219,178)	566,431
Net unrealized gains (losses)	(2,755,636)	1,718,297	(1,692,665)	3,076,717

Less adjustment to deferred acquisition costs	(35,497)	15,055	(18,008)	24,565
Other comprehensive income (loss) before income tax expense	(2,720,139)	1,703,242	(1,674,657)	3,052,152
Income tax expense (benefit)	(544,027)	340,648	(334,932)	610,430
Total other comprehensive income (loss)	(2,176,112)	1,362,594	(1,339,725)	2,441,722
Total comprehensive income (loss)	$(1,805,506)	$1,796,774	$(606,089)	$3,119,056

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2015 and 2014
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	677,334	677,334
Other comprehensive income	-	-	-	2,441,722	-	2,441,722
Balance as of June 30, 2014	$80,502	$28,684,748	$(773,731)	$4,319,879	$1,368,672	$33,680,070

Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	733,636	733,636
Other comprehensive loss	-	-	-	(1,339,725)	-	(1,339,725)
Balance as of June 30, 2015	$80,502	$28,684,598	$(893,947)	$1,343,818	$3,350,635	$32,565,606

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$733,636	$677,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	98,445	101,821
Accretion of discount on investments	(477,735)	(459,252)
Net realized investment gains	(506,089)	(761,716)
Loss on other-than-temporary impairment	304,256	-
Gain on reinsurance assumption	(550,000)	-
Amortization of policy acquisition cost	857,549	589,554
Policy acquisition cost deferred	(2,222,967)	(1,086,471)
Mortgage loan origination fees deferred	(50,000)	(49,500)
Amortization of loan origination fees	33,194	47,937
Amortization of value of insurance business acquired	199,357	202,598
Provision for deferred federal income tax benefit	(156,712)	(39,019)
Interest credited to policyholders	2,593,300	2,101,727
Change in assets and liabilities:
Accrued investment income	(311,704)	(122,056)
Policy loans	84,269	(29,351)
Short-term investments	(511)	(1,392,649)
Allowance for mortgage and premium finance loan losses	37,992	36,904
Recoverable from reinsurers	42,856	19,752
Agents' balances and due premiums	(358,931)	13,465
Other assets (excludes $61 and $9,500 of premium finance loans for 2015 and 2014, respectively)	(1,307,938)	(782,354)
Future policy benefits	1,710,599	1,232,196
Policy claims	72,014	18,613
Other policy liabilities	(23,845)	4,245
Other liabilities	2,026,990	493,953
Net cash provided by operating activities	2,828,025	817,731

Investing activities
Purchases of fixed maturity securities	(16,654,068)	(15,551,685)
Maturities of fixed maturity securities	1,405,000	3,309,000
Sales of fixed maturity securities	1,183,161	5,271,058
Purchases of equity securities	(544,835)	(105,542)
Sales of equity securities	533,813	101,080
Purchases of mortgage loans	(15,299,124)	(12,342,197)
Payments on mortgage loans	4,124,035	3,010,790
Purchases of other long-term investments	(4,368,725)	(1,837,619)
Payments on other long-term investments	2,082,413	1,947,162
Loans repaid for premiums financed	61	19,000
Purchases of real estate	-	(2,817,857)
Sale of real estate	7,083,246	36,000
Net cash used in investing activities	(20,455,023)	(18,960,810)

Financing activities
Policyholders' account deposits	25,903,955	15,658,605
Policyholders' account withdrawals	(5,503,062)	(3,239,258)
Purchases of treasury stock	(38,643)	(80,000)
Proceeds from issuance of notes payable	-	4,076,473
Repayment of notes payable	(4,076,473)	-
Net cash provided by financing activities	16,285,777	16,415,820

Decrease in cash	(1,341,221)	(1,727,259)
Cash and cash equivalents, beginning of period	10,158,386	10,608,438
Cash and cash equivalents, end of period	$8,817,165	$8,881,179

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures

(Unaudited)

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company recorded an asset of $550,000 associated with this reinsurance assumption during second quarter 2015 which was equivalent to the estimated gain on the reinsurance assumption transaction. During third quarter 2015, the Company will complete the evaluation of assets and liabilities associated with the reinsurance assumption. Once this analysis is complete, any adjustments will be recorded as a gain (loss) on reinsurance assumption.

In conjunction with this 2015 reinsurance assumption transaction, the non-cash impact on operating activities is summarized as follows:

(Unaudited)
Six Months Ended
June 30, 2015

Reinsurance assumption asset	$550,000

Gain on reinsurance assumption	$550,000

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company” or "FTFC") is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”) and First Trinity Capital Corporation (“FTCC”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

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

The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital. As a result, the Company's accumulated earnings as of June 30, 2015, as shown in the consolidated statement of financial position, was negatively impacted in 2011 ($2,428,328) and 2012 ($2,841,810) and all periods thereafter by the $5,270,138 charge of the stock dividends.

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

June 30, 2015

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2014.

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

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to June 30, 2015 through the date that these financial statements have been issued.

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

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

June 30, 2015

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015 (Unaudited)	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government and U.S. government agencies	$2,670,662	$159,937	$100,703	$2,729,896
States and political subdivisions	3,754,088	9,118	90,933	3,672,273
Residential mortgage-backed securities	64,277	43,213	-	107,490
Corporate bonds	99,261,901	2,842,887	1,281,903	100,822,885
Foreign bonds	15,080,528	384,686	382,731	15,082,483
Total fixed maturity securities	120,831,456	3,439,841	1,856,270	122,415,027

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	81,325	-	5,081	76,244
Corporate preferred stock	258,137	3,308	2,105	259,340
Corporate common stock	189,059	120,226	1,715	307,570
Total equity securities	528,521	123,534	8,901	643,154

Total fixed maturity and equity securities	$121,359,977	$3,563,375	$1,865,171	$123,058,181

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Fixed maturity securities
U.S. government and U.S. government agencies	$2,650,994	$168,071	$69,052	$2,750,013
States and political subdivisions	1,184,034	20,982	863	1,204,153
Residential mortgage-backed securities	68,242	62,193	-	130,435
Corporate bonds	92,367,191	3,711,276	885,169	95,193,298
Foreign bonds	11,141,861	426,197	194,528	11,373,530
Total fixed maturity securities	107,412,322	4,388,719	1,149,612	110,651,429

		Gross	Gross
		Unrealized	Unrealized	Fair
Equity securities	Cost	Gains	Losses	Value
Mutual funds	80,879	2,586	-	83,465
Corporate preferred stock	254,502	3,273	1,700	256,075
Corporate common stock	184,214	147,603	-	331,817
Total equity securities	519,595	153,462	1,700	671,357

Total fixed maturity and equity securities	$107,931,917	$4,542,181	$1,151,312	$111,322,786

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2015 and December 31, 2014 are summarized as follows:

		Unrealized	Number of
June 30, 2015 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$291,720	$8,280	1
States and political subdivisions	3,008,732	90,933	15
Corporate bonds	29,964,140	871,737	105
Foreign bonds	6,141,590	382,731	26
Total less than 12 months	39,406,182	1,353,681	147
More than 12 months
U.S. government and U.S. government agencies	1,037,577	92,423	2
Corporate bonds	2,808,975	410,166	18
Total more than 12 months	3,846,552	502,589	20
Total fixed maturity securities	43,252,734	1,856,270	167
Equity securities
Less than 12 months
Mutual funds	76,244	5,081	1
Corporate preferred stock	97,840	2,105	2
Corporate common stock	47,034	1,715	1
Total equity securities	221,118	8,901	4
Total fixed maturity and equity securities	$43,473,852	$1,865,171	171

		Unrealized	Number of
December 31, 2014	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$12,258,681	$477,590	47
Foreign bonds	3,446,676	194,528	16
Total less than 12 months	15,705,357	672,118	63
More than 12 months
U.S. government and U.S. government agencies	1,360,948	69,052	3
States and political subdivisions	105,569	863	1
Corporate bonds	2,761,555	407,579	14
Total more than 12 months	4,228,072	477,494	18
Total fixed maturity securities	19,933,429	1,149,612	81
Equity securities
Greater than 12 months
Corporate preferred stock	48,300	1,700	1
Total equity securities	48,300	1,700	1
Total fixed maturity and equity securities	$19,981,729	$1,151,312	82

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

As of June 30, 2015, the Company held 167 available-for-sale fixed maturity securities with an unrealized loss of $1,856,270, fair value of $43,252,734 and amortized cost of $45,109,004. These unrealized losses were primarily due to market interest rate movements in the bond market as of June 30, 2015. The ratio of the fair value to the amortized cost of these 167 securities is 96%.

The Company has recorded one other-than-temporary impairment during 2015.  During the second quarter of 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 for the three and six months ended June 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments during 2015.

As of December 31, 2014, the Company held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

As of June 30, 2015, the Company has four available-for-sale equity securities with an unrealized loss of $8,901, fair value of $221,118 and cost of $230,019. The ratio of fair value to cost of these securities is 96%.

As of December 31, 2014, the Company held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 93% and 95% investment grade as rated by Standard & Poor’s as of June 30, 2015 and December 31, 2014, respectively.

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

Based on management’s review, the Company experienced one other-than-temporary impairment during the three and six months ended June 30, 2015. There were no impairments during the three and six months ended June 30, 2014 nor during the year ended December 31, 2014. Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2015 and December 31, 2014, are summarized as follows:

	(Unaudited)
	June 30, 2015	December 31, 2014
Unrealized appreciation on available-for-sale securities	$1,698,204	$3,390,869
Adjustment to deferred acquisition costs	(18,432)	(36,440)
Deferred income taxes	(335,954)	(670,886)
Net unrealized appreciation on available-for-sale securities	$1,343,818	$2,683,543

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $24,908,063 and $21,781,925 as of June 30, 2015 and December 31, 2014, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2015, by contractual maturity, are summarized as follows:

	June 30, 2015 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,478,270	$4,561,555	$3,758,713	$3,799,344
Due in one year through five years	34,619,118	36,252,266	10,168,906	10,974,518
Due after five years through ten years	54,038,399	54,528,772	7,137,414	8,587,183
Due after ten years	27,631,392	26,964,944	3,843,030	5,201,473
Due at multiple maturity dates	64,277	107,490	-	-
	$120,831,456	$122,415,027	$24,908,063	$28,562,518

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$1,399,932	$5,149,728	$7,529	$101,080	$2,573,436	$2,300,954	$-	$36,000
Gross realized gains	62,791	266,493	-	21,400	19,758	177,324	-	-
Gross realized losses	(462)	(66)	-	-	-	-	-	-
Loss on other-than- temporary impairment	(304,256)	-	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$2,588,161	$8,580,058	$533,813	$101,080	$4,124,035	$3,010,790	$7,083,246	$36,000
Gross realized gains	88,632	546,063	996	21,400	30,809	195,285	390,202	-
Gross realized losses	(1,654)	(1,032)	(2,896)	-	-	-	-	-
Loss on other-than- temporary impairment	(304,256)	-	-	-	-	-	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2015 and 2014 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2015	2014	2015	2014
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(2,723,522)	$1,710,928	$(1,655,536)	$3,073,930
Equity securities	(32,114)	7,369	(37,129)	2,787

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(241,927)	266,427	(217,278)	545,031
Equity securities	-	21,400	(1,900)	21,400
Mortgage loans on real estate	19,758	177,324	30,809	195,285
Investment real estate	-	-	390,202	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2015	2014	2015	2014
Fixed maturity securities	$1,245,734	$1,128,167	$2,419,515	$2,248,063
Equity securities	8,725	10,747	20,254	21,404
Other long-term investments	424,587	418,379	838,829	833,790
Mortgage loans	980,728	581,733	1,936,872	1,035,705
Policy loans	25,165	25,435	50,306	50,378
Real estate	71,822	204,799	259,410	377,994
Short-term and other investments	65,434	35,781	113,626	72,078
Gross investment income	2,822,195	2,405,041	5,638,812	4,639,412
Investment expenses	(317,433)	(143,438)	(726,490)	(407,001)
Net investment income	$2,504,762	$2,261,603	$4,912,322	$4,232,411

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2015 and December 31, 2014, these required deposits, included in investment assets, had amortized costs that totaled $3,972,666 and $3,954,696, respectively. As of June 30, 2015 and December 31, 2014, these required deposits had fair values that totaled $4,024,276 and $4,057,740, respectively.

The Company’s mortgage loans by property type as of June 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)
	June 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans

Retail stores	$1,313,679	2.63%	$1,635,412	4.23%
Office buildings	318,925	0.64%	327,181	0.85%

Total commercial mortgage loans	1,632,604	3.27%	1,962,593	5.08%

Residential mortgage loans	48,269,441	96.73%	36,687,140	94.92%

Total mortgage loans	$49,902,045	100.00%	$38,649,733	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of June 30, 2015 and December 31, 2014 is summarized as follows:

	(Unaudited)
	June 30, 2015	December 31, 2014
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	2,034,478
Total land	963,207	2,247,638
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(831,462)	(758,718)
Buildings net of accumulated depreciation	1,436,095	1,508,839
Building - held for sale	-	5,408,613
Total buildings	1,436,095	6,917,452
Investment real estate, net of accumulated depreciation	$2,399,302	$9,165,090

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-fourth of this land. This building and one and one-half acres of land is held for the production of income. The remaining five acres of land are held for sale. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. This land is held for sale. FTCC also owned a small, undeveloped land parcel in Carthage, Mississippi that was sold during 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot retail building on approximately 8% of this land. Also in December 2013, TLIC purchased another acre of land in Norman, Oklahoma that included a 9,100 square foot retail building on approximately 18% of this land. These buildings and land were held for sale and, as discussed below, were sold on March 11, 2015.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land. Also in February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land. This building and land were also held for sale and, as discussed below, were sold on March 11, 2015.

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

June 30, 2015

(Unaudited)

3. Fair Value Measurements (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 is summarized as follows:

June 30, 2015 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,729,896	$-	$2,729,896
States and political subdivisions	-	3,672,273	-	3,672,273
Residential mortgage-backed securities	-	107,490	-	107,490
Corporate bonds	-	100,822,885	-	100,822,885
Foreign bonds	-	15,082,483	-	15,082,483

Total fixed maturity securities	$-	$122,415,027	$-	$122,415,027

Equity securities, available-for-sale
Mutual funds	$-	$76,244	$-	$76,244
Corporate preferred stock	207,040	52,300	-	259,340
Corporate common stock	261,070	-	46,500	307,570
Total equity securities	$468,110	$128,544	$46,500	$643,154

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,750,013	$-	$2,750,013
States and political subdivisions	-	1,204,153	-	1,204,153
Residential mortgage-backed securities	-	130,435	-	130,435
Corporate bonds	-	95,193,298	-	95,193,298
Foreign bonds	-	11,373,530	-	11,373,530
Total fixed maturity securities	$-	$110,651,429	$-	$110,651,429

Equity securities, available-for-sale
Mutual funds	$3,592	$79,873	$-	$83,465
Corporate preferred stock	203,999	52,076	-	256,075
Corporate common stock	285,317	-	46,500	331,817
Total equity securities	$492,908	$131,949	$46,500	$671,357

As of both June 30, 2015 and December 31, 2014, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2015 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,632,604	$1,661,060	$-	$-	$1,661,060
Residential	48,269,441	50,276,568	-	-	50,278,607
Policy loans	1,436,351	1,436,351	-	-	1,436,351
Short-term investments	1,141,710	1,141,710	1,141,710	-	-
Other long-term investments	24,908,063	28,562,518	-	-	28,562,518
Cash and cash equivalents	8,817,165	8,817,165	8,817,165	-	-
Accrued investment income	1,994,610	1,994,610	-	-	1,994,610
Loans from premium financing	123,825	123,825	-	-	123,825
Total financial assets	$88,323,769	$94,013,807	$9,958,875	$-	$84,056,971

Financial liabilities
Policyholders' account balances	$163,549,166	$135,792,751	$-	$-	$135,792,751
Policy claims	674,283	674,283	-	-	674,283
Total financial liabilities	$164,223,449	$136,467,034	$-	$-	$136,467,034

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,962,593	$2,000,041	$-	$-	$2,000,041
Residential	36,687,140	38,613,679	-	-	38,613,679
Policy loans	1,520,620	1,520,620	-	-	1,520,620
Short-term investments	1,141,199	1,141,199	1,141,199	-	-
Other long-term investments	21,781,925	25,912,178	-	-	25,912,178
Cash and cash equivalents	10,158,386	10,158,386	10,158,386	-	-
Accrued investment income	1,682,906	1,682,906	-	-	1,682,906
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$75,058,655	$81,152,895	$11,299,585	$-	$69,853,310

Financial liabilities
Policyholders' account balances	$140,554,973	$126,144,182	$-	$-	$126,144,182
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	602,269	602,269	-	-	602,269
Total financial liabilities	$145,233,715	$130,822,924	$-	$-	$130,822,924

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value. These notes payable were issued on March 26, 2014 and the current refinancing of these liabilities would result in notes payable yielding approximately the carrying amount as shown in the December 31, 2014 consolidated statement of financial position. The notes payable were settled on March 11, 2015.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

5. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2015	2014	2015	2014
Revenues:
Life insurance operations	$2,828,290	$2,501,936	$5,691,976	$5,015,313
Annuity operations	2,221,647	2,091,196	4,405,722	3,752,434
Corporate operations	119,133	72,440	228,059	188,493

Total	$5,169,070	$4,665,572	$10,325,757	$8,956,240

Income (loss) before income taxes:
Life insurance operations	$(99,996)	$(110,708)	$2,190	$(121,275)
Annuity operations	353,586	506,364	469,091	734,155
Corporate operations	43,373	55,611	205,021	103,885

Total	$296,963	$451,267	$676,302	$716,765

Depreciation and amortization expense:
Life insurance operations	$472,131	$304,173	$817,745	$659,460
Annuity operations	150,809	126,927	345,511	276,880
Corporate operations	12,563	2,227	25,289	5,570

Total	$635,503	$433,327	$1,188,545	$941,910

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Life insurance operations	$44,603,959	$44,448,441
Annuity operations	189,163,321	167,947,889
Corporate operations	6,800,990	6,604,838
Total	$240,568,270	$219,001,168

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, 2015 and 2014 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of April 1, 2015	$3,563,071	$(43,141)	$3,519,930
Other comprehensive loss before reclassifications, net of tax	(2,398,050)	28,397	(2,369,653)
Less amounts reclassified from accumulated other comprehensive income, net of tax	(193,541)	-	(193,541)
Other comprehensive loss	(2,204,509)	28,397	(2,176,112)
Balance as of June 30, 2015	$1,358,562	$(14,744)	$1,343,818

Balance as of April 1, 2014	$2,975,234	$(17,949)	$2,957,285
Other comprehensive income before reclassifications, net of tax	1,604,900	(12,044)	1,592,856
Less amounts reclassified from accumulated other comprehensive income, net of tax	230,262	-	230,262
Other comprehensive income	1,374,638	(12,044)	1,362,594
Balance as of June 30, 2014	$4,349,872	$(29,993)	$4,319,879

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30, 2015 and 2014 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(1,529,474)	14,407	(1,515,067)
Less amounts reclassified from accumulated other comprehensive income, net of tax	(175,342)	-	(175,342)
Other comprehensive loss	(1,354,132)	14,407	(1,339,725)
Balance as of June 30, 2015	$1,358,562	$(14,744)	$1,343,818

Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	2,914,519	(19,652)	2,894,867
Less amounts reclassified from accumulated other comprehensive income, net of tax	453,145	-	453,145
Other comprehensive income	2,461,374	(19,652)	2,441,722
Balance as of June 30, 2014	$4,349,872	$(29,993)	$4,319,879

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,997,563)	$(599,513)	$(2,398,050)
Reclassification adjustment for net losses included in operations	241,927	48,386	193,541
Net unrealized losses on investments	(2,755,636)	(551,127)	(2,204,509)
Adjustment to deferred acquisition costs	35,497	7,100	28,397
Total other comprehensive loss	$(2,720,139)	$(544,027)	$(2,176,112)

	Three Months Ended June 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,006,124	$401,224	$1,604,900
Reclassification adjustment for net gains included in operations	(287,827)	(57,565)	(230,262)
Net unrealized gains on investments	1,718,297	343,659	1,374,638
Adjustment to deferred acquisition costs	(15,055)	(3,011)	(12,044)
Total other comprehensive income	$1,703,242	$340,648	$1,362,594

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,911,843)	$(382,369)	$(1,529,474)
Reclassification adjustment for net losses included in operations	219,178	43,836	175,342
Net unrealized losses on investments	(1,692,665)	(338,533)	(1,354,132)
Adjustment to deferred acquisition costs	18,008	3,601	14,407
Total other comprehensive loss	$(1,674,657)	$(334,932)	$(1,339,725)

	Six Months Ended June 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,643,148	$728,629	$2,914,519
Reclassification adjustment for net gains included in operations	(566,431)	(113,286)	(453,145)
Net unrealized gains on investments	3,076,717	615,343	2,461,374
Adjustment to deferred acquisition costs	(24,565)	(4,913)	(19,652)
Total other comprehensive income	$3,052,152	$610,430	$2,441,722

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2015	2014	2015	2014
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(241,927)	$287,827	$(219,178)	$566,431
Income tax expense (benefit) (b)	(48,386)	57,565	(43,836)	113,286
Total reclassification adjustments	$(193,541)	$230,262	$(175,342)	$453,145

(a) These items appear within net realized investment gains and loss on other-than-temporary impariment in the consolidated statement of operations.

(b) These items appear within federal income taxes in the consolidated statement of operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

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

As of June 30, 2015, $563,792 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $16,871,255 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $164,458 allowance for possible loan losses in the remaining $33,030,790 of investments in mortgage loans on real estate as of June 30, 2015.

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

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $320,996 and $321,244 as of June 30, 2015 and December 31, 2014, respectively, are carried net of estimated loan losses of $197,171 and $197,358 as of June 30, 2015 and December 31, 2014, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and six months ended June 30, 2015 and 2014 are summarized as follows (excluding $16,871,255 and $7,120,469 of mortgage loans on real estate as of June 30, 2015 and 2014, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	As of and for the Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$141,395	$65,398	$9,674	$10,400	$197,358	$206,858	$348,427	$282,656
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	14,859	28,966	(1,470)	(165)	(187)	(9,500)	13,202	19,301
Allowance, ending	$156,254	$94,364	$8,204	$10,235	$197,171	$197,358	$361,629	$301,957

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,689	$192,876	$192,689	$192,876
Collectively evaluated for impairment	$156,254	$94,364	$8,204	$10,235	$4,482	$4,482	$168,940	$109,081

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,514	$318,499	$316,514	$318,499
Collectively evaluated for impairment	$31,398,186	$19,507,402	$1,632,604	$2,034,420	$4,482	$4,482	$33,035,272	$21,546,304

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

	(Unaudited)
	As of and for the Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$116,604	$50,210	$9,862	$7,985	$197,358	$206,858	$323,824	$265,053
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	39,650	44,154	(1,658)	2,250	(187)	(9,500)	37,805	36,904
Allowance, ending	$156,254	$94,364	$8,204	$10,235	$197,171	$197,358	$361,629	$301,957

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,689	$192,876	$192,689	$192,876
Collectively evaluated for impairment	$156,254	$94,364	$8,204	$10,235	$4,482	$4,482	$168,940	$109,081

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,514	$318,499	$316,514	$318,499
Collectively evaluated for impairment	$31,398,186	$19,507,402	$1,632,604	$2,034,420	$4,482	$4,482	$33,035,272	$21,546,304

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of June 30, 2015 and December 31, 2014 are summarized as follows:

			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan to Value Ratio			June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Over 70%	to	80%	$13,169,630	$9,049,051	$-	$-	$13,169,630	$9,049,051
Over 60%	to	70%	16,904,764	11,129,632	922,674	938,703	17,827,438	12,068,335
Over 50%	to	60%	7,148,378	6,176,648	196,217	201,352	7,344,595	6,378,000
Over 40%	to	50%	8,587,810	7,734,658	387,214	409,338	8,975,024	8,143,996
Over 30%	to	40%	1,634,390	1,635,865	126,499	405,152	1,760,889	2,041,017
Over 20%	to	30%	101,940	448,381	-	-	101,940	448,381
Over 10%	to	20%	602,018	87,634	-	-	602,018	87,634
10%	or	less	120,511	425,271	-	8,048	120,511	433,319
Total			$48,269,441	$36,687,140	$1,632,604	$1,962,593	$49,902,045	$38,649,733

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

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

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

Please see below and Note 5 to the Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2015 and 2014

	(Unaudited)
	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,325,124	$1,932,055	$393,069	20.3%
Net investment income	2,504,762	2,261,603	243,159	10.8%
Net realized investment gains	82,087	465,151	(383,064)	-82.4%
Loss on other-than-temporary impairment	(304,256)	-	(304,256)	100.0%
Gain on reinsurance assumption	550,000	-	550,000	100.0%
Other income	11,353	6,763	4,590	67.9%
Total revenues	5,169,070	4,665,572	503,498	10.8%
Benefits and claims	3,341,636	2,648,244	693,392	26.2%
Expenses	1,530,471	1,566,061	(35,590)	-2.3%
Total benefits, claims and expenses	4,872,107	4,214,305	657,802	15.6%
Income before federal income tax expense (benefit)	296,963	451,267	(154,304)	-34.2%
Federal income tax expense (benefit)	(73,643)	17,087	(90,730)	-531.0%
Net income	$370,606	$434,180	$(63,574)	-14.6%
Net income per common share basic and diluted	$0.05	$0.06	$(0.01)

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2015 and 2014

	(Unaudited)
	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$4,645,438	$3,942,038	$703,400	17.8%
Net investment income	4,912,322	4,232,411	679,911	16.1%
Net realized investment gains	506,089	761,716	(255,627)	-33.6%
Loss on other-than-temporary impairment	(304,256)	-	(304,256)	100.0%
Gain on reinsurance assumption	550,000	-	550,000	100.0%
Other income	16,164	20,075	(3,911)	-19.5%
Total revenues	10,325,757	8,956,240	1,369,517	15.3%
Benefits and claims	6,495,455	5,170,531	1,324,924	25.6%
Expenses	3,154,000	3,068,944	85,056	2.8%
Total benefits, claims and expenses	9,649,455	8,239,475	1,409,980	17.1%
Income before federal income tax expense (benefit)	676,302	716,765	(40,463)	-5.6%
Federal income tax expense (benefit)	(57,334)	39,431	(96,765)	-245.4%
Net income	$733,636	$677,334	$56,302	8.3%
Net income per common share basic and diluted	$0.09	$0.09	$(0.00)

Consolidated Condensed Financial Position as of June 30, 2015 and December 31, 2014

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Investment assets	$202,845,652	$183,581,353	$19,264,299	10.5%
Other assets	37,722,618	35,419,815	2,302,803	6.5%
Total assets	$240,568,270	$219,001,168	$21,567,102	9.8%

Policy liabilities	$201,911,081	$177,158,120	$24,752,961	14.0%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	1,707,109	2,198,753	(491,644)	-22.4%
Other liabilities	4,384,474	2,357,484	2,026,990	86.0%
Total liabilities	208,002,664	185,790,830	22,211,834	12.0%
Shareholders' equity	32,565,606	33,210,338	(644,732)	-1.9%
Total liabilities and shareholders' equity	$240,568,270	$219,001,168	$21,567,102	9.8%

Shareholders' equity per common share	$4.17	$4.25	$(0.08)

Results of Operations – Three Months Ended June 30, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Three Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,325,124	$1,932,055	$393,069	20.3%
Net investment income	2,504,762	2,261,603	243,159	10.8%
Net realized investment gains	82,087	465,151	(383,064)	-82.4%
Loss on other-than-temporary impairment	(304,256)	-	(304,256)	100.0%
Gain on reinsurance assumption	550,000	-	550,000	100.0%
Other income	11,353	6,763	4,590	67.9%
Total revenues	$5,169,070	$4,665,572	$503,498	10.8%

The $503,498 increase in total revenues for the three months ended June 30, 2015 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Three Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$22,691	$12,386	$10,305	83.2%
Whole life and term renewal	609,445	617,086	(7,641)	-1.2%
Final expense first year	521,817	201,488	320,329	159.0%
Final expense renewal	1,171,171	1,101,095	70,076	6.4%
Total premiums	$2,325,124	$1,932,055	$393,069	20.3%

The $393,069 increase in premiums for the three months ended June 30, 2015 is primarily due to a $320,329 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $70,076 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Three Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$1,245,734	$1,128,167	$117,567	10.4%
Equity securities	8,725	10,747	(2,022)	-18.8%
Other long-term investments	424,587	418,379	6,208	1.5%
Mortgage loans	980,728	581,733	398,995	68.6%
Policy loans	25,165	25,435	(270)	-1.1%
Real estate	71,822	204,799	(132,977)	-64.9%
Short-term and other investments	65,434	35,781	29,653	82.9%
Gross investment income	2,822,195	2,405,041	417,154	17.3%
Investment expenses	(317,433)	(143,438)	173,995	-121.3%
Net investment income	$2,504,762	$2,261,603	$243,159	10.8%

The $417,154 increase in gross investment income for the three months ended June 30, 2015 is due to additional investments in mortgage loans and fixed maturity securities. In the twelve months since June 30, 2014, our investments in mortgage loans have increased approximately $21.2 million. In addition, in the twelve months since June 30, 2014, our investments in fixed maturity securities have increased approximately $11.8 million. The $132,977 decrease in real estate investment income is related to our sale of $6,693,044 of real estate held for investment in March 2015.

The $173,995 increase in investment expenses for the three months ended June 30, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans and the expenses incurred during second quarter 2015 in engaging an investment advisor.

Net Realized Investment Gains

There was a $383,064 decrease in net realized investment gains for the three months ended June 30, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $62,329 for the three months ended June 30, 2015 resulted from proceeds of $1,399,932 for these securities that had carrying values of $1,337,603 at the 2015 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $266,427 for the three months ended June 30, 2014 resulted from proceeds of $5,149,728 for these securities that had carrying values of $4,883,301 at the 2014 disposal dates.

There were no realized gains and losses from the sales of equity securities available-for-sale for the three months ended June 30, 2015.

The net realized investment gains from the sales of equity securities available-for-sale of $21,400 for the three months ended June 30, 2014 resulted from proceeds of $101,080 for these securities that had carrying values of $79,680 at the 2014 disposal dates.

The net realized investment gains from mortgage loans on real estate of $19,758 for the three months ended June 30, 2015 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $177,324 for the three months ended June 30, 2014 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

We have recorded one other-than-temporary impairment during 2015.  During the second quarter of 2015, we impaired our bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 for the three months ended June 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. We have experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, we acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. We recorded an asset of $550,000 associated with this reinsurance assumption during second quarter 2015 which was equivalent to the estimated gain on the reinsurance assumption transaction. During third quarter 2015, we will complete the evaluation of assets and liabilities associated with the reinsurance assumption. Once this analysis is complete, any adjustments will be recorded as a gain (loss) on reinsurance assumption.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Three Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$904,650	$594,832	$309,818	52.1%
Death benefits	851,418	750,013	101,405	13.5%
Surrenders	135,487	152,492	(17,005)	-11.2%
Interest credited to policyholders	1,345,410	1,079,517	265,893	24.6%
Dividend, endowment and supplementary life contract benefits	104,671	71,390	33,281	46.6%
Total benefits and claims	3,341,636	2,648,244	693,392	26.2%

Expenses
Policy acquisition costs deferred	(1,251,016)	(558,309)	(692,707)	124.1%
Amortization of deferred policy acquisition costs	463,089	308,272	154,817	50.2%
Amortization of value of insurance business acquired	99,399	96,744	2,655	2.7%
Commissions	1,039,469	529,531	509,938	96.3%
Other underwriting, insurance and acquisition expenses	1,179,530	1,189,823	(10,293)	-0.9%

Total expenses	1,530,471	1,566,061	(35,590)	-2.3%

Total benefits, claims and expenses	$4,872,107	$4,214,305	$657,802	15.6%

The $657,802 increase in total benefits, claims and expenses for the three months ended June 30, 2015 is discussed below.

Benefits and Claims

The $693,392 increase in benefits and claims for the three months ended June 30, 2015 is primarily due to the following:

●

$309,818 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$265,893 increase in interest credited to policyholders is primarily due to an increase of approximately $35.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since June 30, 2014.

●

$101,405 increase in death benefits is primarily due to seven additional final expense claims at an average of approximately $13,900 per claim. The increased final expense mortality was offset by less mortality in the other lines. Final expense mortality is above actuarial estimates when the products were introduced but management and actuarial analysis continues to conclude that its final expense products are profitable.

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

For the three months ended June 30, 2015 and 2014, capitalized costs were $1,251,016 and $558,309, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2015 and 2014 were $463,089 and $308,272, respectively.

The $692,707 increase in the acquisition costs deferred primarily relates to increased production of final expense and annuity products. The $154,817 increase in the 2015 amortization of deferred acquisition costs is primarily due to increased mortality associated with final expense policies and a decrease in the percentage of submitted policies issued.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $99,399 and $96,744 for the three months ended June 30, 2015 and 2014, respectively.

Commissions

Our commissions for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Increase	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$280,864	$167,038	$113,826	68.1%
Whole life and term first year	13,897	10,926	2,971	27.2%
Whole life and term renewal	28,380	27,554	826	3.0%
Final expense first year	617,140	227,427	389,713	171.4%
Final expense renewal	99,188	96,586	2,602	2.7%

Total commissions	$1,039,469	$529,531	$509,938	96.3%

The $509,938 increase in commissions for the three months ended June 30, 2015 is primarily due to:

●	$389,713 increase in final expense first year commissions that correspond to the $320,329 increase in final expense first year premiums.

●	$113,826 increase in annuity first year, single and renewal commissions that corresponds to $4,218,726 of increased annuity considerations deposited in excess of withdrawals.

Other Underwriting, Insurance and Acquisition Expenses

There was a minor decrease of $10,293 in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2015.

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

For the three months ended June 30, 2015 and 2014, current income tax expense was $24,413 and $28,191, respectively. Deferred federal income tax benefits were $98,056 and $11,104 for the three months ended June 30, 2015 and 2014, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $370,606 ($0.05 per common share basic and diluted) and $434,180 ($0.06 per common share basic and diluted) for the three months ended June 30, 2015 and 2014, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2015 and 2014 were 7,802,610 and 7,831,934, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Three Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$2,828,290	$2,501,936	$326,354	13.0%
Annuity operations	2,221,647	2,091,196	130,451	6.2%
Corporate operations	119,133	72,440	46,693	64.5%
Total	$5,169,070	$4,665,572	$503,498	10.8%

Income (loss) before income taxes:
Life insurance operations	$(99,996)	$(110,708)	$10,712	9.7%
Annuity operations	353,586	506,364	(152,778)	-30.2%
Corporate operations	43,373	55,611	(12,238)	-22.0%
Total	$296,963	$451,267	$(154,304)	-34.2%

Life Insurance Operations

The $326,354 increase in revenues from Life Insurance Operations for the three months ended June 30, 2015 is primarily due to the following:

●	$393,069 increase in premiums

●	$4,848 increase in other income

●	$24,144 decrease in net investment income

●	$47,419 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $10,712 increased profitability from Life Insurance Operations for the three months ended June 30, 2015 is primarily due to the following:

●	$419,998 increase in policy acquisition costs deferred net of amortization

●	$393,069 increase in premiums

●	$47,045 decrease in amortization of value of insurance business acquired

●	$40,926 decrease in other underwriting, insurance and acquisition expenses

●	$17,005 decrease in surrenders

●	$4,848 increase in other income

●	$24,144 decrease in net investment income

●	$33,281 increase in dividend, endowment and supplementary life contract benefits

●	$47,419 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$101,405 increase in death benefits

●	$309,818 increase in future policy benefits

●	$396,112 increase in commissions

Annuity Operations

The $130,451 increase in revenues from Annuity Operations for the three months ended June 30, 2015 is due to the following:

●	$220,352 increase in net investment income

●	$89,901 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $152,778 decreased profitability from Annuity Operations for the three months ended June 30, 2015 is due to the following:

●	$265,893 increase in interest credited to policyholders

●	$113,826 increase in commissions

●	$89,901 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$49,700 increase in amortization of value of insurance business acquired

●	$28,298 decrease in other underwriting, insurance and acquisition expenses

●	$117,892 increase in policy acquisition costs deferred net of amortization

●	$220,352 increase in net investment income

Corporate Operations

The $46,693 increase in revenues from Corporate Operations for the three months ended June 30, 2015 is primarily due to $46,951 of increased net investment income and $258 of decreased other income.

The $12,238 decreased Corporate Operations profitability for the three months ended June 30, 2015 is primarily due to $58,931 of increased operating expenses and $258 of decreased other income that exceeded $46,951 of increased net investment income.

Results of Operations – Six Months Ended June 30, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Six Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$4,645,438	$3,942,038	$703,400	17.8%
Net investment income	4,912,322	4,232,411	679,911	16.1%
Net realized investment gains	506,089	761,716	(255,627)	-33.6%
Loss on other-than-temporary impairment	(304,256)	-	(304,256)	100.0%
Gain on reinsurance assumption	550,000	-	550,000	100.0%
Other income	16,164	20,075	(3,911)	-19.5%
Total revenues	$10,325,757	$8,956,240	$1,369,517	15.3%

The $1,369,517 increase in total revenues for the six months ended June 30, 2015 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$43,932	$31,917	$12,015	37.6%
Whole life and term renewal	1,372,280	1,338,662	33,618	2.5%
Final expense first year	913,639	388,272	525,367	135.3%
Final expense renewal	2,315,587	2,183,187	132,400	6.1%

Total premiums	$4,645,438	$3,942,038	$703,400	17.8%

The $703,400 increase in premiums for the six months ended June 30, 2015 is primarily due to a $525,367 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $132,400 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Six Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$2,419,515	$2,248,063	$171,452	7.6%
Equity securities	20,254	21,404	(1,150)	-5.4%
Other long-term investments	838,829	833,790	5,039	0.6%
Mortgage loans	1,936,872	1,035,705	901,167	87.0%
Policy loans	50,306	50,378	(72)	-0.1%
Real estate	259,410	377,994	(118,584)	-31.4%
Short-term and other investments	113,626	72,078	41,548	57.6%

Gross investment income	5,638,812	4,639,412	999,400	21.5%

Investment expenses	(726,490)	(407,001)	319,489	-78.5%

Net investment income	$4,912,322	$4,232,411	$679,911	16.1%

The $999,400 increase in gross investment income for the six months ended June 30, 2015 is due to additional investments in mortgage loans and fixed maturity securities. In the twelve months since June 30, 2014, our investments in mortgage loans have increased approximately $21.2 million. In addition, in the twelve months since June 30, 2014, our investments in fixed maturity securities have increased approximately $11.8 million. The $118,584 decrease in real estate is related to our sale of $6,693,044 of real estate held for sale in March 2015.

The $319,489 increase in investment expenses for the six months ended June 30, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans, the expenses incurred during second quarter 2015 in engaging an investment advisor and expenses incurred with the sale of investment real estate on March 11, 2015. The investment real estate sale included expensing the remaining loan origination fees, interest on the note payable and closing costs.

Net Realized Investment Gains

There was a $255,627 decrease in net realized investment gains for the six months ended June 30, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $86,978 for the six months ended June 30, 2015 resulted from proceeds of $2,588,161 for these securities that had carrying values of $2,501,183 at the 2015 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $545,031 for the six months ended June 30, 2014 resulted from proceeds of $8,580,058 for these securities that had carrying values of $8,035,027 at the 2014 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $1,900 for the six months ended June 30, 2015 resulted from proceeds of $533,813 for these securities that had carrying values of $535,713 at the 2015 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $30,809 for the six months ended June 30, 2014 resulted from proceeds of $101,080 for these securities that had carrying values of $79,680 at the 2015 disposal dates.

The net realized investment gains from mortgage loans on real estate of $21,400 for the six months ended June 30, 2015 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $195,285 for the six months ended June 30, 2014 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

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

We have recorded one other-than-temporary impairment during 2015.  During the second quarter of 2015, we impaired our bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 for the six months ended June 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. We have experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, we acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. We recorded an asset of $550,000 associated with this reinsurance assumption during second quarter 2015 which was equivalent to the estimated gain on the reinsurance assumption transaction. During third quarter 2015, we will complete the evaluation of assets and liabilities associated with the reinsurance assumption. Once this analysis is complete, any adjustments will be recorded as a gain (loss) on reinsurance assumption.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Six Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$1,695,961	$1,214,804	$481,157	39.6%
Death benefits	1,770,209	1,472,462	297,747	20.2%
Surrenders	277,881	243,938	33,943	13.9%
Interest credited to policyholders	2,593,300	2,101,727	491,573	23.4%
Dividend, endowment and supplementary life contract benefits	158,104	137,600	20,504	14.9%

Total benefits and claims	6,495,455	5,170,531	1,324,924	25.6%

Expenses
Policy acquisition costs deferred	(2,222,967)	(1,086,471)	(1,136,496)	104.6%
Amortization of deferred policy acquisition costs	857,549	589,554	267,995	45.5%
Amortization of value of insurance business acquired	199,357	202,598	(3,241)	-1.6%
Commissions	1,909,615	1,039,981	869,634	83.6%
Other underwriting, insurance and acquisition expenses	2,410,446	2,323,282	87,164	3.8%
Total expenses	3,154,000	3,068,944	85,056	2.8%

Total benefits, claims and expenses	$9,649,455	$8,239,475	$1,409,980	17.1%

The $1,409,980 increase in total benefits, claims and expenses for the six months ended June 30, 2015 is discussed below.

Benefits and Claims

The $1,324,924 increase in benefits and claims for the six months ended June 30, 2015 is primarily due to the following:

●

$491,573 increase in interest credited to policyholders is primarily due to an increase of approximately $35.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since June 30, 2014.

●

$481,157 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$297,747 increase in death benefits is primarily due to 24 additional final expense claims at an average of approximately $13,800 per claim. The increased final expense mortality was offset by less mortality in the other lines. Final expense mortality is above actuarial estimates when the products were introduced but management and actuarial analysis continues to conclude that its final expense products are profitable.

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

For the six months ended June 30, 2015 and 2014, capitalized costs were $2,222,967 and $1,086,471, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2015 and 2014 were $857,549 and $589,554, respectively.

The $1,136,496 increase in the acquisition costs deferred primarily relates to increased production of final expense and annuity products. The $267,995 increase in the 2015 amortization of deferred acquisition costs is primarily due to increased mortality associated with final expense policies and a decrease in the percentage of submitted policies issued.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $199,357 and $202,598 for the six months ended June 30, 2015 and 2014, respectively.

Commissions

Our commissions for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Increase	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$538,664	$332,381	$206,283	62.1%
Whole life and term first year	36,734	27,462	9,272	33.8%
Whole life and term renewal	59,400	53,559	5,841	10.9%
Final expense first year	1,078,316	434,561	643,755	148.1%
Final expense renewal	196,501	192,018	4,483	2.3%

Total commissions	$1,909,615	$1,039,981	$869,634	83.6%

The $869,634 increase in commissions for the six months ended June 30, 2015 is primarily due to:

●	$643,755 increase in final expense first year commissions that correspond to the $525,367 increase in final expense first year premiums.

●	$206,283 increase in annuity first year, single and renewal commissions that corresponds to $7,981,546 of increased annuity considerations deposited in excess of withdrawals.

Other Underwriting, Insurance and Acquisition Expenses

There was a minor increase of $87,164 in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2015.

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

For the six months ended June 30, 2015 and 2014, current income tax expense was $99,378 and $78,450, respectively. Deferred federal income tax benefits were $156,712 and $39,019 for the six months ended June 30, 2015 and 2014, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $733,636 ($0.09 per common share basic and diluted) and $677,334 ($0.09 per common share basic and diluted) for the six months ended June 30, 2015 and 2014, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the six months ended June 30, 2015 and 2014 were 7,806,538 and 7,833,605, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Six Months Ended June 30,		(Decrease)	Percentage Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$5,691,976	$5,015,313	$676,663	13.5%
Annuity operations	4,405,722	3,752,434	653,288	17.4%
Corporate operations	228,059	188,493	39,566	21.0%
Total	$10,325,757	$8,956,240	$1,369,517	15.3%

Income (loss) before income taxes:
Life insurance operations	$2,190	$(121,275)	$123,465	101.8%
Annuity operations	469,091	734,155	(265,064)	-36.1%
Corporate operations	205,021	103,885	101,136	97.4%

Total	$676,302	$716,765	$(40,463)	-5.6%

Life Insurance Operations

The $676,663 increase in revenues from Life Insurance Operations for the six months ended June 30, 2015 is primarily due to the following:

●	$703,400 increase in premiums

●	$10,576 increase in net investment income

●	$3,398 decrease in other income

●	$33,915 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $123,465 increased profitability from Life Insurance Operations for the six months ended June 30, 2015 is primarily due to the following:

●	$703,400 increase in premiums

●	$640,685 increase in policy acquisition costs deferred net of amortization

●	$199,901 decrease in other underwriting, insurance and acquisition expenses

●	$102,918 decrease in amortization of value of insurance business acquired

●	$10,576 increase in net investment income

●	$3,398 decrease in other income

●	$20,504 increase in dividend, endowment and supplementary life contract benefits

●	$33,915 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$33,943 increase in surrenders

●	$297,747 increase in death benefits

●	$481,157 increase in future policy benefits

●	$663,351 increase in commissions

Annuity Operations

The $653,288 increase in revenues from Annuity Operations for the six months ended June 30, 2015 is due to the following:

●	$629,256 increase in net investment income

●	$24,032 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $265,064 decreased profitability from Annuity Operations for the six months ended June 30, 2015 is due to the following:

●	$491,573 increase in interest credited to policyholders

●	$348,635 increase in other underwriting, insurance and acquisition expenses

●	$206,283 increase in commissions

●	$99,677 increase in amortization of value of insurance business acquired

●	$24,032 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$227,816 increase in policy acquisition costs deferred net of amortization

●	$629,256 increase in net investment income

Corporate Operations

The $39,566 increase in revenues from Corporate Operations for the six months ended June 30, 2015 is primarily due to $40,079 of increased net investment income and $513 of decreased other income.

The $101,136 increased Corporate Operations profitability for the six months ended June 30, 2015 is primarily due to $61,570 of decreased operating expenses, $40,079 of increased net investment income that exceeded $513 of decreased other income. The decreased Corporate segment operating expenses relate to decreased expenses incurred by that segment since we are focused on expanding the life insurance and annuity operations of TLIC and FBLIC. The focus of our marketing and executive team is on expanding FBLIC into additional states utilizing final expense and annuity products. There is also significant marketing and executive focus on increasing TLIC production of life insurance and annuity products in TLIC’s current eight licensed states.

Consolidated Financial Condition

Our invested assets as of June 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $120,831,456 and $107,412,322, as of June 30, 2015 and December 31, 2014, respectively)	$122,415,027	$110,651,429	$11,763,598	10.6%
Available-for-sale equity securities at fair value (cost: $528,521 and $519,595 as of June 30, 2015 and December 31, 2014, respectively)	643,154	671,357	(28,203)	-4.2%
Mortgage loans on real estate	49,902,045	38,649,733	11,252,312	29.1%
Investment real estate	2,399,302	9,165,090	(6,765,788)	-73.8%
Policy loans	1,436,351	1,520,620	(84,269)	-5.5%
Short-term investments	1,141,710	1,141,199	511	0.0%
Other long-term investments	24,908,063	21,781,925	3,126,138	14.4%
Total investments	$202,845,652	$183,581,353	$19,264,299	10.5%

The $11,763,598 increase in available-for-sale fixed maturity securities for the six months ended June 30, 2015 is primarily due to purchases of $16,654,068 and net realized investment gains of $86,978 in excess of sales and maturities of $2,588,161, loss on other-than-temporary impairment of $304,256, decrease in unrealized appreciation of $1,655,536 and premium amortization of $429,495. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of June 30, 2015, we held 167 available-for-sale fixed maturity securities with an unrealized loss of $1,856,270, fair value of $43,252,734 and amortized cost of $45,109,004.

The $28,203 decrease in available-for-sale equity securities for the six months ended June 30, 2015 is primarily due to sales of $533,813, net realized investment losses of $1,900, decrease in unrealized appreciation of available-for-sale equity securities of $37,129 and premium amortization of $196 in excess of purchases of $544,835. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale equity securities portfolio is invested in several companies.

As of June 30, 2015, we held four available-for-sale equity securities with an unrealized loss of $8,901, fair value of $221,118 and cost of $230,019.

The $11,252,312 increase in mortgage loans for the six months ended June 30, 2015 is primarily due to the purchase of mortgage loans of $15,299,124, capitalization of loan origination fees of $50,000, realized gains on the early pay off of loans purchased at a discount of $30,809, discount accretion of $67,600 in excess of principal payments of $4,124,035, charges to the allowance for bad debts of $37,992 and amortization of loan origination fees of $33,194.

The $3,126,138 increase in other long-term investments (comprised of lottery receivables) for the six months ended June 30, 2015 is primarily due to purchases of $4,368,725 and accretion of discount of $839,826 less principal payments of $2,082,413.

The $6,765,788 decrease in investment real estate is primarily due to our March 11, 2015 sale of investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. The remaining $72,744 difference is the depreciation of the Topeka building that is held for the production of income.

Our assets other than invested assets as of June 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Cash and cash equivalents	$8,817,165	$10,158,386	$(1,341,221)	-13.2%
Accrued investment income	1,994,610	1,682,906	311,704	18.5%
Recoverable from reinsurers	1,179,389	1,222,245	(42,856)	-3.5%
Agents' balances and due premiums	921,077	562,146	358,931	63.9%
Deferred policy acquisition costs	10,671,277	9,287,851	1,383,426	14.9%
Value of insurance business acquired	6,475,057	6,674,414	(199,357)	-3.0%
Property and equipment, net	58,300	84,001	(25,701)	-30.6%
Other assets	7,605,743	5,747,866	1,857,877	32.3%
Assets other than investment assets	$37,722,618	$35,419,815	$2,302,803	6.5%

The $358,931 increase in agents’ balances and due premiums is primarily due to a $385,562 increase in agents’ balances. This increase is due to increased production of annuity contracts and final expense policies.

The $311,704 increase in accrued investment income is due to the $19,264,299 increase in invested assets during the first six months of 2015.

The changes in deferred policy acquisition costs and value of business acquired are presented in the consolidated statements of operations for the six months ended June 30, 2015. In addition, the $18,008 deferred policy acquisition costs adjustment included in other comprehensive loss is presented in the consolidated statement of comprehensive loss for the six months ended June 30, 2015.

The change in cash and cash equivalents is presented in the consolidated statement of cash flow for the six months ended June 30, 2015 and is discussed in more detail in the liquidity and capital resources section below.

The $25,701 decrease in property and equipment is due to the depreciation of those assets for the six months ended June 30, 2015.

The $42,856 decrease in recoverable from reinsurers relates to the timing of collections under our reinsurance agreements.

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, prepaid expenses, other receivables, assumption reinsurance asset and loans from premium financing.

The $1,857,877 increase in other assets is primarily due to increases in notes receivable of $1,179,486, other receivables of $840,545, reinsurance assumption asset of $550,000 and recoverable state income taxes of $42,567 that exceeded decreases in receivables from mortgage loans and other long-term assets (lottery receivables) of $496,503, recoverable federal income taxes of $189,162 and prepaid assets of $60,644.

On April 28, 2015, we acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. We recorded an asset of $550,000 associated with this reinsurance assumption during second quarter 2015 which was equivalent to the estimated gain on the reinsurance assumption transaction. During third quarter 2015, we will complete the evaluation of assets and liabilities associated with the reinsurance assumption in accordance with U.S. GAAP. Once this analysis is complete, any adjustments will be recorded as a gain (loss) on reinsurance assumption.

On April 15, 2015, the Company loaned $400,000 to its former Chairman. The loan has a term of one year and has a contractual interest rate of 5.50%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of June 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Policy liabilities
Policyholders' account balances	$163,549,166	$140,554,973	$22,994,193	16.4%
Future policy benefits	37,624,329	35,913,730	1,710,599	4.8%
Policy claims	674,283	602,269	72,014	12.0%
Other policy liabilities	63,303	87,148	(23,845)	-27.4%
Total policy liabilities	201,911,081	177,158,120	24,752,961	14.0%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	1,707,109	2,198,753	(491,644)	-22.4%
Other liabilities	4,384,474	2,357,484	2,026,990	86.0%
Total liabilities	$208,002,664	$185,790,830	$22,211,834	12.0%

The $24,752,961 increase in policy liabilities is primarily due to deposits on annuity and deposit-type contracts ($25,903,955) exceeding withdrawals ($5,503,062) by $20,400,893, interest credited to policyholders’ account balances of $2,593,300 and increased future policy benefit reserves of $1,710,599.

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

The $491,644 decrease in deferred federal income taxes during the six months ended June 30, 2015 was due to $334,932 of decreased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities and $156,712 of operating deferred tax benefits.

Other liabilities consist primarily of accrued expenses, account payables, deposits on pending policy applications, estimated guaranty fund assessment liability, unearned investment income, unclaimed funds, withholdings and purchase of securities where the trade date and settlement date are in different accounting periods.

The $2,026,990 increase in other liabilities is primarily due to a $1,781,697 increase in deposits on pending applications, a $190,000 increase in accrued expenses and a $80,167 decrease in loan origination fees.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2015, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012; and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

Our operations have been profitable and have generated $8,620,773 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of June 30, 2015 of $3,350,635, as shown in the accumulated earnings caption in the June 30, 2015 consolidated statement of financial position.

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

As of June 30, 2015, we had cash and cash equivalents totaling $8,817,165. As of June 30, 2015, cash and cash equivalents of $6,397,018 and $1,947,688, respectively, of the total $8,817,165 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $6,087,342 as of June 30, 2015. Uninsured balances aggregated $6,494,515 as of December 31, 2014. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase
	Six Months Ended March 31,		(Decrease)	Percentage Change
	2015	2014	2015 to 2014	2015 to 2014
Net cash provided by operating activities	$2,828,025	$817,731	$2,010,294	245.8%
Net cash used in investing activities	(20,455,023)	(18,960,810)	(1,494,213)	7.9%
Net cash provided by financing activities	16,285,777	16,415,820	(130,043)	-0.8%
Decrease in cash	(1,341,221)	(1,727,259)	386,038	-22.3%
Cash and cash equivalents, beginning of period	10,158,386	10,608,438	(450,052)	-4.2%
Cash and cash equivalents, end of period	$8,817,165	$8,881,179	$(64,014)	-0.7%

The $2,010,294 increase in cash provided by operating activities during the six months ended June 30, 2015 is primarily due to increases in short-term investments of $1,392,138, net investment income of $968,293, premiums of $699,405, net tax refunds of $562,973 and policy loan payments of $113,620 that exceeded commissions of $1,255,942, death benefits of $221,242, expenses of $174,139, surrenders of $33,942 and dividends of $32,322.

The $1,494,213 decrease in cash used for investing activities during the six months ended June 30, 2015 was primarily related to $5,991,897 of decreased 2015 sales and maturity of fixed maturity securities, $2,956,927 of increased 2015 purchases of mortgage loans, $2,531,106 of increased purchases of other long-term investments, $1,102,383 of increased 2015 purchases of fixed maturity securities that exceeded $7,047,246 of proceeds from the 2015 sale of investment real estate held for sale, $2,817,857 of decreased purchases of real estate held for sale, $1,113,245 of increased 2015 payments of mortgage loans and $135,251 of increased payments of long-term investments.

The $130,043 decrease in cash provided by financing activities for the six months ended June 30, 2015 resulted from $8,152,946 less funds available in 2015 due to both the settlement of and issuance of note payable proceeds of $4,076,473 that exceeded $7,981,546 of increased 2015 policyholder account deposits ($10,245,350) in excess of withdrawals ($2,263,804) and $41,357 of 2015 decreased purchases of treasury shares.

Our shareholders’ equity as of June 30, 2015 and December 31, 2014 is summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	June 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,173 and 8,050,193 issued as of June 30, 2015 and December 31, 2014, respectively, and 7,802,593 and 7,812,038 outstanding as of June 30, 2015 and December 31, 2014, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,748	(150)	0.0%
Treasury stock, at cost (247,580 and 238,155 shares as of June 30, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)	(38,643)	4.5%
Accumulated other comprehensive income	1,343,818	2,683,543	(1,339,725)	-49.9%
Accumulated earnings	3,350,635	2,616,849	733,786	28.0%
Total shareholders' equity	$32,565,606	$33,210,338	$(644,732)	-1.9%

The decrease in shareholders’ equity of $644,732 for the six months ended June 30, 2015 is due to $1,339,725 of other comprehensive loss and $38,643 for purchases of 9,425 shares of treasury stock from the former chairman of FTFC that exceeded net income of $733,636.

Equity per common share outstanding decreased 1.9% to $4.17 as of June 30, 2015 compared to $4.25 per share as of December 31, 2014, based upon 7,802,593 common shares outstanding as of June 30, 2015 and 7,812,038 common shares outstanding as of December 31, 2014.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $1,698,204 and $3,390,869 as of June 30, 2015 and December 31, 2014, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. The $1,911,843 decrease in unrealized gains arising for the six months ended June 30, 2015 has been offset by net realized investment losses for the six months ended June 30, 2015 of $219,178 originating from the sale and call activity for available-for-sale fixed maturity and equity securities and a loss on other-than-temporary impairment.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of June 30, 2015, cash, short-term investments and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.1% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We believe that our existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2015	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2015	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer