Form 10-Q
period 2015-09-30
First Trinity Financial CORP
filed 2015-11-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 9, 2015: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $129,264,756 and $107,412,322 as of September 30, 2015 and December 31, 2014, respectively)	$129,158,760	$110,651,429
Available-for-sale equity securities at fair value (cost: $534,912 and $519,595 as of September 30, 2015 and December 31, 2014, respectively)	614,289	671,357
Mortgage loans on real estate	55,084,951	38,649,733
Investment real estate	2,362,929	9,165,090
Policy loans	1,474,528	1,520,620
Short-term investments	599,544	1,141,199
Other long-term investments	31,794,676	21,781,925
Total investments	221,089,677	183,581,353
Cash and cash equivalents	11,978,769	10,158,386
Accrued investment income	2,081,804	1,682,906
Recoverable from reinsurers	1,197,636	1,222,245
Agents' balances and due premiums	1,090,615	562,146
Deferred policy acquisition costs	11,856,105	9,287,851
Value of insurance business acquired	6,382,496	6,674,414
Property and equipment, net	45,656	84,001
Other assets	6,826,345	5,747,866
Total assets	$262,549,103	$219,001,168
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$185,748,171	$140,554,973
Future policy benefits	38,631,023	35,913,730
Policy claims	655,416	602,269
Other policy liabilities	74,152	87,148
Total policy liabilities	225,108,762	177,158,120
Notes payable	-	4,076,473
Deferred federal income taxes	1,364,642	2,198,753
Other liabilities	4,228,905	2,357,484
Total liabilities	230,702,309	185,790,830
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 and 8,050,193 issued as of September 30, 2015 and December 31, 2014, respectively and 7,802,593 and 7,812,038 outstanding as of September 30, 2015 and December 31, 2014, respectively)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,748
Treasury stock, at cost (247,580 and 238,155 shares as of September 30, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)
Accumulated other comprehensive income (loss)	(22,711)	2,683,543
Accumulated earnings	3,998,352	2,616,849
Total shareholders' equity	31,846,794	33,210,338
Total liabilities and shareholders' equity	$262,549,103	$219,001,168

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$2,496,403	$2,026,730	$7,141,841	$5,968,768
Net investment income	2,916,317	2,227,772	7,828,639	6,460,183
Net realized investment gains	280,763	16,528	786,852	778,244
Loss on other-than-temporary impairment	(1,078)	-	(305,334)	-
Gain on reinsurance assumption	38,923	-	588,923	-
Other income	40,492	56,277	56,656	76,352
Total revenues	5,771,820	4,327,307	16,097,577	13,283,547

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	909,156	562,682	2,605,117	1,777,486
Death benefits	803,941	808,294	2,574,150	2,280,756
Surrenders	122,655	215,089	400,536	459,027
Interest credited to policyholders	1,459,480	1,141,903	4,052,780	3,243,630
Dividend, endowment and supplementary life contract benefits	66,689	59,569	224,793	197,169
Total benefits and claims	3,361,921	2,787,537	9,857,376	7,958,068
Policy acquisition costs deferred	(1,596,615)	(606,042)	(3,819,582)	(1,692,513)
Amortization of deferred policy acquisition costs	428,448	347,073	1,285,997	936,627
Amortization of value of insurance business acquired	92,561	106,241	291,918	308,839
Commissions	1,430,501	591,212	3,340,116	1,631,193
Other underwriting, insurance and acquisition expenses	1,189,367	867,080	3,599,813	3,190,362
Total expenses	1,544,262	1,305,564	4,698,262	4,374,508
Total benefits, claims and expenses	4,906,183	4,093,101	14,555,638	12,332,576

Income before total federal income tax expense	865,637	234,206	1,541,939	950,971
Current federal income tax expense (benefit)	218,754	(146,465)	318,132	(68,015)
Deferred federal income tax expense (benefit)	(834)	182,907	(157,546)	143,888
Total federal income tax expense	217,920	36,442	160,586	75,873

Net income	$647,717	$197,764	$1,381,353	$875,098

Net income per common share basic and diluted	$0.08	$0.03	$0.18	$0.11

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$647,717	$197,764	$1,381,353	$875,098

Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(1,524,166)	(1,251,770)	(3,436,009)	2,391,378
Less net realized investment gains (losses)	200,657	7,631	(18,521)	574,062
Net unrealized gains (losses)	(1,724,823)	(1,259,401)	(3,417,488)	1,817,316
Less adjustment to deferred acquisition costs	(16,661)	7,714	(34,669)	32,279
Other comprehensive income (loss) before income tax expense	(1,708,162)	(1,267,115)	(3,382,819)	1,785,037
Income tax expense (benefit)	(341,633)	(253,424)	(676,565)	357,006

Total other comprehensive income (loss)	(1,366,529)	(1,013,691)	(2,706,254)	1,428,031

Total comprehensive income (loss)	$(718,812)	$(815,927)	$(1,324,901)	$2,303,129

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(80,000)	-	-	(80,000)
Comprehensive income:
Net income	-	-	-	-	875,098	875,098
Other comprehensive income	-	-	-	1,428,031	-	1,428,031
Balance as of September 30, 2014	$80,502	$28,684,748	$(773,731)	$3,306,188	$1,566,436	$32,864,143

Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	1,381,353	1,381,353
Other comprehensive loss	-	-	-	(2,706,254)	-	(2,706,254)
Balance as of September 30, 2015	$80,502	$28,684,598	$(893,947)	$(22,711)	$3,998,352	$31,846,794

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$1,381,353	$875,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	147,462	151,013
Accretion of discount on investments	(758,333)	(667,036)
Net realized investment gains	(786,852)	(778,244)
Loss on other-than-temporary impairment	305,334	-
Gain on reinsurance assumption	(588,923)	-
Amortization of policy acquisition cost	1,285,997	936,627
Policy acquisition cost deferred	(3,819,582)	(1,692,513)
Mortgage loan origination fees deferred	(74,000)	(73,500)
Amortization of loan origination fees	51,362	58,477
Amortization of value of insurance business acquired	291,918	308,839
Provision for deferred federal income tax benefit	(157,546)	143,888
Interest credited to policyholders	4,052,780	3,243,630
Change in assets and liabilities:
Accrued investment income	(361,106)	(163,477)
Policy loans	51,961	(8,668)
Short-term investments	541,655	(1,391,445)
Allowance for mortgage and premium finance loan losses	48,585	59,793
Recoverable from reinsurers	24,609	25,794
Agents' balances and due premiums	(526,319)	(212,376)
Other assets (excludes $61 and $9,500 of premium finance loans for 2015 and 2014, respectively)	(1,078,539)	(801,606)
Future policy benefits	2,628,204	1,799,893
Policy claims	53,147	(77,687)
Other policy liabilities	(12,996)	10,072
Other liabilities	1,871,421	(776,409)
Net cash provided by operating activities	4,571,592	970,163

Investing activities
Purchases of fixed maturity securities	(26,575,622)	(19,781,456)
Maturities of fixed maturity securities	1,634,000	4,209,000
Sales of fixed maturity securities	5,937,843	6,349,530
Purchases of equity securities	(551,229)	(131,717)
Sales of equity securities	533,813	105,080
Reinsurance assumption	64,935	-
Purchases of mortgage loans	(23,665,861)	(20,972,323)
Payments on mortgage loans	7,452,257	5,284,042
Purchases of other long-term investments	(11,968,198)	(1,975,228)
Payments on other long-term investments	3,245,071	2,759,728
Loans repaid for premiums financed	61	19,000
Purchases of real estate	-	(2,817,857)
Sale of real estate	7,083,246	36,000
Net cash used in investing activities	(36,809,684)	(26,916,201)

Financing activities
Policyholders' account deposits	45,590,381	24,011,810
Policyholders' account withdrawals	(7,416,790)	(5,067,516)
Purchases of treasury stock	(38,643)	(80,000)
Proceeds from issuance of notes payable	-	4,076,473
Repayment of notes payable	(4,076,473)	-
Net cash provided by financing activities	34,058,475	22,940,767

Increase (decrease) in cash	1,820,383	(3,005,271)
Cash and cash equivalents, beginning of period	10,158,386	10,608,438
Cash and cash equivalents, end of period	$11,978,769	$7,603,167

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

(Unaudited)

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839 (including cash), assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923. During third quarter 2015, the Company completed its evaluation of assets, liabilities and gain associated with the reinsurance assumption and adjusted the assets, liabilities and gain on reinsurance assumption initially estimated and recorded in second quarter 2015.

In conjunction with this 2015 reinsurance assumption transaction, the cash and non-cash impact on operating, investing and financing activities is summarized as follows:

Nine Months Ended
September 30, 2015
Cash used in reinsurance assumption	$-
Cash provided in reinsurance assumption	64,935
Increase in cash from reinsurance assumption	64,935
Fair value of assets acquired in reinsurance assumption (excluding cash)
Available-for-sale fixed maturity securities	3,534,093
Policy loans	5,869
Accrued investment income	37,792
Due premiums	2,150
Total fair value of assets acquired (excluding cash)	3,579,904
Fair value of liabilities assumed in reinsurance assumption
Policyholders' account balances	2,966,827
Future policy benefits	89,089
Total fair value of liabilities assumed	3,055,916
Fair value of net assets acquired in reinsurance assumption (excluding cash)	523,988
Fair value of net assets acquired in reinsurance assumption (including cash)	$588,923

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

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

The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital. As a result, the Company’s accumulated earnings as of September 30, 2015, as shown in the consolidated statement of financial position was negatively impacted in 2011 ($2,428,328) and 2012 ($2,841,810) and all periods thereafter by the $5,270,138 charge from the two stock dividends.

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

Acquisitions

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

September 30, 2015

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

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839 (including cash), assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923. During third quarter 2015, the Company completed its evaluation of assets, liabilities and gain associated with the reinsurance assumption and adjusted the assets, liabilities and gain on reinsurance assumption initially estimated and recorded in second quarter 2015.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2015 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2014.

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

September 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to September 30, 2015 through the date that these financial statements have been issued.

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

The updated guidance was effective for the quarter ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

September 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

September 30, 2015

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Receivables – Troubled Debt Restructurings by Creditors

In January 2015, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This guidance can be elected for prospective adoption or by using a retrospective transition method. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2015 and December 31, 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015 (Unaudited)	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,934,923	$150,306	$65,796	$3,019,433
States and political subdivisions	8,309,947	78,676	62,130	8,326,493
Residential mortgage-backed securities	60,967	39,480	-	100,447
Corporate bonds	102,360,369	2,640,590	2,324,260	102,676,699
Foreign bonds	15,598,550	258,667	821,529	15,035,688
Total fixed maturity securities	129,264,756	3,167,719	3,273,715	129,158,760

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	83,215	-	13,848	69,367
Corporate preferred stock	259,992	3,702	1,040	262,654
Corporate common stock	191,705	95,943	5,380	282,268
Total equity securities	534,912	99,645	20,268	614,289
Total fixed maturity and equity securities	$129,799,668	$3,267,364	$3,293,983	$129,773,049

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,650,994	$168,071	$69,052	$2,750,013
States and political subdivisions	1,184,034	20,982	863	1,204,153
Residential mortgage-backed securities	68,242	62,193	-	130,435
Corporate bonds	92,367,191	3,711,276	885,169	95,193,298
Foreign bonds	11,141,861	426,197	194,528	11,373,530
Total fixed maturity securities	107,412,322	4,388,719	1,149,612	110,651,429

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	80,879	2,586	-	83,465
Corporate preferred stock	254,502	3,273	1,700	256,075
Corporate common stock	184,214	147,603	-	331,817
Total equity securities	519,595	153,462	1,700	671,357
Total fixed maturity and equity securities	$107,931,917	$4,542,181	$1,151,312	$111,322,786

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2015 and December 31, 2014 are summarized as follows:

		Unrealized	Number of
September 30, 2015 (Unaudited)	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$298,777	$1,223	1
States and political subdivisions	2,858,266	62,130	14
Corporate bonds	32,164,337	1,734,929	129
Foreign bonds	6,174,712	576,466	29
Total less than 12 months	41,496,092	2,374,748	173
More than 12 months
U.S. government and U.S. government agencies	1,065,427	64,573	2
Corporate bonds	2,919,944	589,331	15
Foreign bonds	431,616	245,063	2
Total more than 12 months	4,416,987	898,967	19
Total fixed maturity securities	45,913,079	3,273,715	192
Equity securities
Less than 12 months
Mutual funds	69,367	13,848	1
Corporate preferred stock	48,960	1,040	1
Corporate common stock	44,404	5,380	1
Total equity securities	162,731	20,268	3
Total fixed maturity and equity securities	$46,075,810	$3,293,983	195

		Unrealized	Number of
December 31, 2014	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$12,258,681	$477,590	47
Foreign bonds	3,446,676	194,528	16
Total less than 12 months	15,705,357	672,118	63
More than 12 months
U.S. government and U.S. government agencies	1,360,948	69,052	3
States and political subdivisions	105,569	863	1
Corporate bonds	2,761,555	407,579	14
Total more than 12 months	4,228,072	477,494	18
Total fixed maturity securities	19,933,429	1,149,612	81
Equity securities
Greater than 12 months
Corporate preferred stock	48,300	1,700	1
Total equity securities	48,300	1,700	1
Total fixed maturity and equity securities	$19,981,729	$1,151,312	82

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

As of September 30, 2015, the Company held 192 available-for-sale fixed maturity securities with an unrealized loss of $3,273,715, fair value of $45,913,079 and amortized cost of $49,186,794. These unrealized losses were primarily due to market interest rate movements in the bond market as of September 30, 2015. The ratio of the fair value to the amortized cost of these 192 securities is 93%.

The Company has recorded an other-than-temporary impairment during 2015.  During the second quarter of 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $305,334 for the nine months ended September 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments during 2015.

As of December 31, 2014, the Company held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

As of September 30, 2015, the Company has three available-for-sale equity securities with an unrealized loss of $20,268, fair value of $162,731 and cost of $182,999. The ratio of fair value to cost of these securities is 89%.

As of December 31, 2014, the Company held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 94% and 95% investment grade as rated by Standard & Poor’s as of September 30, 2015 and December 31, 2014, respectively.

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

Based on management’s review, the Company experienced one other-than-temporary impairment during the nine months ended September 30, 2015. There were no impairments during the nine months ended September 30, 2014 or during the year ended December 31, 2014. Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2015 and December 31, 2014, are summarized as follows:

	(Unaudited)
	September 30, 2015	December 31, 2014
Unrealized appreciation (depreciation) on available-for-sale securities	$(26,619)	$3,390,869
Adjustment to deferred acquisition costs	(1,771)	(36,440)
Deferred income taxes	5,679	(670,886)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(22,711)	$2,683,543

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $31,794,676 and $21,781,925 as of September 30, 2015 and December 31, 2014, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2015, by contractual maturity, are summarized as follows:

	September 30, 2015 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,834,282	$5,907,253	$3,916,275	$3,963,069
Due after one year through five years	33,349,555	34,646,738	11,698,420	12,608,769
Due after five years through ten years	51,570,973	50,673,120	8,694,860	10,383,676
Due after ten years	38,448,979	37,831,202	7,485,121	11,165,525
Due at multiple maturity dates	60,967	100,447	-	-
	$129,264,756	$129,158,760	$31,794,676	$38,121,039

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$4,983,682	$1,982,472	$-	$-	$3,328,222	$2,273,252	$-	$-
Gross realized gains	225,058	8,755	-	-	79,028	8,897	-	-
Gross realized losses	(23,323)	(1,124)	-	-	-	-	-	-
Loss on other-than- Other-than-temporary impairment	(1,078)	-	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$7,571,843	$10,558,530	$533,813	$105,080	$7,452,257	$5,284,042	$7,083,246	$-
Gross realized gains	313,690	554,818	996	21,400	109,837	204,182	390,202	-
Gross realized losses	(24,977)	(2,156)	(2,896)	-	-	-	-	-
Loss on other-than- Other-than-temporary impairment	(305,334)	-	-	-	-	-	-	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2015 and 2014 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2015	2014	2015	2014
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$(1,689,567)	$(1,230,128)	$(3,345,103)	$1,843,802
Equity securities	(35,256)	(29,273)	(72,385)	(26,486)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	200,657	7,631	(16,621)	552,662
Equity securities	-	-	(1,900)	21,400
Mortgage loans on real estate	79,028	8,897	109,837	204,182
Investment real estate	-	-	390,202	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2015	2014	2015	2014
Fixed maturity securities	$1,400,291	$1,160,725	$3,819,806	$3,408,788
Equity securities	8,797	10,917	29,051	32,321
Other long-term investments	501,221	400,985	1,340,050	1,234,775
Mortgage loans	1,172,040	681,204	3,108,912	1,716,909
Policy loans	25,248	25,902	75,554	76,280
Real estate	97,657	204,984	357,067	582,978
Short-term and other investments	46,018	40,839	159,644	112,917
Gross investment income	3,251,272	2,525,556	8,890,084	7,164,968
Investment expenses	(334,955)	(297,784)	(1,061,445)	(704,785)
Net investment income	$2,916,317	$2,227,772	$7,828,639	$6,460,183

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2015 and December 31, 2014, these required deposits, included in investment assets, had amortized costs that totaled $3,980,317 and $3,954,696, respectively. As of September 30, 2015 and December 31, 2014, these required deposits had fair values that totaled $4,070,232 and $4,057,740, respectively.

The Company’s mortgage loans by property type as of September 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)
	September 30, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,293,112	2.35%	$1,635,412	4.23%
Office buildings	315,002	0.57%	327,181	0.85%
Total commercial mortgage loans	1,608,114	2.92%	1,962,593	5.08%
Residential mortgage loans	53,476,837	97.08%	36,687,140	94.92%
Total mortgage loans	$55,084,951	100.00%	$38,649,733	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of September 30, 2015 and December 31, 2014 is summarized as follows:

	(Unaudited)
	September 30, 2015	December 31, 2014
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	2,034,478
Total land	963,207	2,247,638
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(867,835)	(758,718)
Buildings net of accumulated depreciation	1,399,722	1,508,839
Building - held for sale	-	5,408,613
Total buildings	1,399,722	6,917,452
Investment real estate, net of accumulated depreciation	$2,362,929	$9,165,090

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

September 30, 2015

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, state and political subdivision securities and corporate debt securities.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 is summarized as follows:

September 30, 2015 (Unaudited)	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,019,433	$-	$3,019,433
States and political subdivisions	-	8,326,493	-	8,326,493
Residential mortgage-backed securities	-	100,447	-	100,447
Corporate bonds	-	102,676,699	-	102,676,699
Foreign bonds	-	15,035,688	-	15,035,688
Total fixed maturity securities	$-	$129,158,760	$-	$129,158,760

Equity securities, available-for-sale
Mutual funds	$-	$69,367	$-	$69,367
Corporate preferred stock	209,770	52,884	-	262,654
Corporate common stock	235,768	-	46,500	282,268
Total equity securities	$445,538	$122,251	$46,500	$614,289

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,750,013	$-	$2,750,013
States and political subdivisions	-	1,204,153	-	1,204,153
Residential mortgage-backed securities	-	130,435	-	130,435
Corporate bonds	-	95,193,298	-	95,193,298
Foreign bonds	-	11,373,530	-	11,373,530
Total fixed maturity securities	$-	$110,651,429	$-	$110,651,429

Equity securities, available-for-sale
Mutual funds	$3,592	$79,873	$-	$83,465
Corporate preferred stock	203,999	52,076	-	256,075
Corporate common stock	285,317	-	46,500	331,817
Total equity securities	$492,908	$131,949	$46,500	$671,357

As of both September 30, 2015 and December 31, 2014, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the development stage company commences operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	September 30, 2015 (Unaudited)
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,608,114	$1,633,185	$-	$-	$1,633,185
Residential	53,476,837	55,009,183	-	-	55,009,183
Policy loans	1,474,528	1,474,528	-	-	1,474,528
Short-term investments	599,544	599,544	599,544	-	-
Other long-term investments	31,794,676	38,121,039	-	-	38,121,039
Cash and cash equivalents	11,978,769	11,978,769	11,978,769	-	-
Accrued investment income	2,081,804	2,081,804	-	-	2,081,804
Loans from premium financing	123,825	123,825	-	-	123,825
Total financial assets	$103,138,097	$111,021,877	$12,578,313	$-	$98,443,564
Financial liabilities
Policyholders' account balances	$185,748,171	$167,835,552	$-	$-	$167,835,552
Policy claims	655,416	655,416	-	-	655,416
Total financial liabilities	$186,403,587	$168,490,968	$-	$-	$168,490,968

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,962,593	$2,000,041	$-	$-	$2,000,041
Residential	36,687,140	38,613,679	-	-	38,613,679
Policy loans	1,520,620	1,520,620	-	-	1,520,620
Short-term investments	1,141,199	1,141,199	1,141,199	-	-
Other long-term investments	21,781,925	25,912,178	-	-	25,912,178
Cash and cash equivalents	10,158,386	10,158,386	10,158,386	-	-
Accrued investment income	1,682,906	1,682,906	-	-	1,682,906
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$75,058,655	$81,152,895	$11,299,585	$-	$69,853,310
Financial liabilities
Policyholders' account balances	$140,554,973	$126,144,182	$-	$-	$126,144,182
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	602,269	602,269	-	-	602,269
Total financial liabilities	$145,233,715	$130,822,924	$-	$-	$130,822,924

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

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

September 30, 2015

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

5. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2015	2014	2015	2014
Revenues:
Life insurance operations	$3,009,009	$2,451,719	$8,700,985	$7,467,032
Annuity operations	2,688,858	1,739,192	7,094,580	5,491,626
Corporate operations	73,953	136,396	302,012	324,889
Total	$5,771,820	$4,327,307	$16,097,577	$13,283,547
Income (loss) before income taxes:
Life insurance operations	$752,366	$323,544	$754,556	$202,269
Annuity operations	183,304	(231,415)	652,395	495,240
Corporate operations	(70,033)	142,077	134,988	253,462
Total	$865,637	$234,206	$1,541,939	$950,971
Depreciation and amortization expense:
Life insurance operations	$351,004	$125,190	$1,168,749	$784,650
Annuity operations	224,704	382,776	570,215	659,656
Corporate operations	12,486	5,080	37,775	10,650
Total	$588,194	$513,046	$1,776,739	$1,454,956

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets:
Life insurance operations	$44,743,380	$44,448,441
Annuity operations	211,112,838	167,947,889
Corporate operations	6,692,885	6,604,838
Total	$262,549,103	$219,001,168

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

6. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases. A valuation allowance has been established due to the uncertainty of certain loss carry forwards.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2012 through 2014 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

September 30, 2015

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

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, 2015 and 2014 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of July 1, 2015	$1,358,562	$(14,744)	$1,343,818
Other comprehensive loss before reclassifications, net of tax	(1,219,333)	13,329	(1,206,004)
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	160,525	-	160,525
Other comprehensive loss	(1,379,858)	13,329	(1,366,529)
Balance as of September 30, 2015	$(21,296)	$(1,415)	$(22,711)

Balance as of July 1, 2014	$4,349,872	$(29,993)	$4,319,879
Other comprehensive loss before reclassifications, net of tax	(1,001,414)	(6,172)	(1,007,586)
Less amounts reclassified from accumulated other comprehensive income, net of tax	6,105	-	6,105
Other comprehensive loss	(1,007,519)	(6,172)	(1,013,691)
Balance as of September 30, 2014	$3,342,353	$(36,165)	$3,306,188

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2015 and 2014 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(2,748,807)	27,736	(2,721,071)
Less amounts reclassified from accumulated other comprehensive income (loss) , net of tax	(14,817)	-	(14,817)
Other comprehensive loss	(2,733,990)	27,736	(2,706,254)
Balance as of September 30, 2015	$(21,296)	$(1,415)	$(22,711)

Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,913,105	(25,824)	1,887,281
Less amounts reclassified from accumulated other comprehensive income, net of tax	459,250	-	459,250
Other comprehensive income	1,453,855	(25,824)	1,428,031
Balance as of September 30, 2014	$3,342,353	$(36,165)	$3,306,188

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,524,166)	$(304,833)	$(1,219,333)
Reclassification adjustment for net gains included in operations	200,657	40,132	160,525
Net unrealized losses on investments	(1,724,823)	(344,965)	(1,379,858)
Adjustment to deferred acquisition costs	16,661	3,332	13,329
Total other comprehensive loss	$(1,708,162)	$(341,633)	$(1,366,529)

	Three Months Ended September 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,251,770)	$(250,356)	$(1,001,414)
Reclassification adjustment for net gains included in operations	7,631	1,526	6,105
Net unrealized losses on investments	(1,259,401)	(251,882)	(1,007,519)
Adjustment to deferred acquisition costs	(7,714)	(1,542)	(6,172)
Total other comprehensive loss	$(1,267,115)	$(253,424)	$(1,013,691)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,436,009)	$(687,202)	$(2,748,807)
Reclassification adjustment for net losses included in operations	(18,521)	(3,704)	(14,817)
Net unrealized losses on investments	(3,417,488)	(683,498)	(2,733,990)
Adjustment to deferred acquisition costs	34,669	6,933	27,736
Total other comprehensive loss	$(3,382,819)	$(676,565)	$(2,706,254)

	Nine Months Ended September 30, 2014 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,391,378	$478,273	$1,913,105
Reclassification adjustment for net gains included in operations	574,062	114,812	459,250
Net unrealized gains on investments	1,817,316	363,461	1,453,855
Adjustment to deferred acquisition costs	(32,279)	(6,455)	(25,824)
Total other comprehensive income	$1,785,037	$357,006	$1,428,031

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2015	2014	2015	2014
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$200,657	$7,631	$(18,521)	$574,062
Income tax expense (benefit) (b)	40,132	1,526	(3,704)	114,812
Total reclassification adjustments	$160,525	$6,105	$(14,817)	$459,250

(a)	These items appear within net realized investment gains and loss on other-than-temporary impairment in the consolidated statement of operations.

(b)	These items appear within federal income taxes in the consolidated statement of operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

As of September 30, 2015, $562,235 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $19,940,549 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $175,051 allowance for possible loan losses in the remaining $35,144,402 of investments in mortgage loans on real estate as of September 30, 2015.

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

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $320,996 and $321,243 as of September 30, 2015 and December 31, 2014, respectively, are carried net of estimated loan losses of $197,171 and $197,358 as of September 30, 2015 and December 31, 2014, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and nine months ended September 30, 2015 and 2014 are summarized as follows (excluding $19,940,549 and $9,086,579 of mortgage loans on real estate as of September 30, 2015 and 2014, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	As of and for the Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$156,254	$94,364	$8,204	$10,235	$197,171	$197,358	$361,629	$301,957
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	10,716	23,079	(123)	(190)	-	-	10,593	22,889
Allowance, ending	$166,970	$117,443	$8,081	$10,045	$197,171	$197,358	$372,222	$324,846

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,689	$192,876	$192,689	$192,876
Collectively evaluated for impairment	$166,970	$117,443	$8,081	$10,045	$4,482	$4,482	$179,533	$131,970

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,514	$316,761	$316,514	$316,761
Collectively evaluated for impairment	$33,536,288	$23,966,858	$1,608,114	$1,998,978	$4,482	$4,482	$35,148,884	$25,970,318

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

	(Unaudited)
	As of and for the Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$116,604	$50,210	$9,862	$7,985	$197,358	$206,858	$323,824	$265,053
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	50,366	67,233	(1,781)	2,060	(187)	(9,500)	48,398	59,793
Allowance, ending	$166,970	$117,443	$8,081	$10,045	$197,171	$197,358	$372,222	$324,846

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,689	$192,876	$192,689	$192,876
Collectively evaluated for impairment	$166,970	$117,443	$8,081	$10,045	$4,482	$4,482	$179,533	$131,970

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,514	$316,761	$316,514	$316,761
Collectively evaluated for impairment	$33,536,288	$23,966,858	$1,608,114	$1,998,978	$4,482	$4,482	$35,148,884	$25,970,318

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of September 30, 2015 and December 31, 2014 are summarized as follows:

			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio			September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Over 70%	to	80%	$13,964,429	$9,049,051	$-	$-	$13,964,429	$9,049,051
Over 60%	to	70%	21,136,263	11,129,632	914,482	938,703	22,050,745	12,068,335
Over 50%	to	60%	8,145,377	6,176,648	193,570	201,352	8,338,947	6,378,000
Over 40%	to	50%	7,575,234	7,734,658	376,202	409,338	7,951,436	8,143,996
Over 30%	to	40%	1,771,362	1,635,865	123,860	405,152	1,895,222	2,041,017
Over 20%	to	30%	182,057	448,381	-	-	182,057	448,381
Over 10%	to	20%	595,960	87,634	-	-	595,960	87,634
10%	or	less	106,155	425,271	-	8,048	106,155	433,319
	Total		$53,476,837	$36,687,140	$1,608,114	$1,962,593	$55,084,951	$38,649,733

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominately middle income households in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia through independent agents.

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

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of FLAC, included in the life insurance and annuity segments, for $2,500,000 and had additional acquisition related expenses of $195,000. In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of FBLIC, also included in the life insurance and annuity segments, for $13,855,129. On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement and assumed liabilities of $3,055,916.

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

The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance was effective for the quarter ending March 31, 2015. The adoption of this guidance did not have a material effect on the Company's results of operations, financial position or liquidity.

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

Receivables – Troubled Debt Restructurings by Creditors

In January 2015, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. This guidance can be elected for prospective adoption or by using a retrospective transition method. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 5 to the Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2015 and 2014

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,496,403	$2,026,730	$469,673	23.2%
Net investment income	2,916,317	2,227,772	688,545	30.9%
Net realized investment gains	280,763	16,528	264,235	1598.7%
Loss on other-than-temporary impairment	(1,078)	-	(1,078)	100.0%
Gain on reinsurance assumption	38,923	-	38,923	100.0%
Other income	40,492	56,277	(15,785)	-28.0%
Total revenues	5,771,820	4,327,307	1,444,513	33.4%
Benefits and claims	3,361,921	2,787,537	574,384	20.6%
Expenses	1,544,262	1,305,564	238,698	18.3%
Total benefits, claims and expenses	4,906,183	4,093,101	813,082	19.9%
Income before federal income tax expense	865,637	234,206	631,431	269.6%
Federal income tax expense	217,920	36,442	181,478	498.0%
Net income	$647,717	$197,764	$449,953	227.5%
Net income per common share basic and diluted	$0.08	$0.03	$0.05

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$7,141,841	$5,968,768	$1,173,073	19.7%
Net investment income	7,828,639	6,460,183	1,368,456	21.2%
Net realized investment gains	786,852	778,244	8,608	1.1%
Loss on other-than-temporary impairment	(305,334)	-	(305,334)	100.0%
Gain on reinsurance assumption	588,923	-	588,923	100.0%
Other income	56,656	76,352	(19,696)	-25.8%
Total revenues	16,097,577	13,283,547	2,814,030	21.2%
Benefits and claims	9,857,376	7,958,068	1,899,308	23.9%
Expenses	4,698,262	4,374,508	323,754	7.4%
Total benefits, claims and expenses	14,555,638	12,332,576	2,223,062	18.0%
Income before federal income tax expense	1,541,939	950,971	590,968	62.1%
Federal income tax expense	160,586	75,873	84,713	111.7%
Net income	$1,381,353	$875,098	$506,255	57.9%
Net income per common share basic and diluted	$0.18	$0.11	$0.07

Consolidated Condensed Financial Position as of September 30, 2015 and December 31, 2014

	(Unaudited)		Increase (Decrease)	Percentage Change
	September 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Investment assets	$221,089,677	$183,581,353	$37,508,324	20.4%
Other assets	41,459,426	35,419,815	6,039,611	17.1%
Total assets	$262,549,103	$219,001,168	$43,547,935	19.9%

Policy liabilities	$225,108,762	$177,158,120	$47,950,642	27.1%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	1,364,642	2,198,753	(834,111)	-37.9%
Other liabilities	4,228,905	2,357,484	1,871,421	79.4%
Total liabilities	230,702,309	185,790,830	44,911,479	24.2%
Shareholders' equity	31,846,794	33,210,338	(1,363,544)	-4.1%
Total liabilities and shareholders' equity	$262,549,103	$219,001,168	$43,547,935	19.9%

Shareholders' equity per common share	$4.08	$4.25	$(0.17)

Results of Operations – Three Months Ended September 30, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$2,496,403	$2,026,730	$469,673	23.2%
Net investment income	2,916,317	2,227,772	688,545	30.9%
Net realized investment gains	280,763	16,528	264,235	1598.7%
Loss on other-than-temporary impairment	(1,078)	-	(1,078)	100.0%
Gain on reinsurance assumption	38,923	-	38,923	100.0%
Other income	40,492	56,277	(15,785)	-28.0%
Total revenues	$5,771,820	$4,327,307	$1,444,513	33.4%

The $1,444,513 increase in total revenues for the three months ended September 30, 2015 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$26,756	$11,593	$15,163	130.8%
Whole life and term renewal	611,066	655,270	(44,204)	-6.7%
Final expense first year	633,523	243,226	390,297	160.5%
Final expense renewal	1,225,058	1,116,641	108,417	9.7%
Total premiums	$2,496,403	$2,026,730	$469,673	23.2%

The $469,673 increase in premiums for the three months ended September 30, 2015 is primarily due to a $390,297 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $108,417 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$1,400,291	$1,160,725	$239,566	20.6%
Equity securities	8,797	10,917	(2,120)	-19.4%
Other long-term investments	501,221	400,985	100,236	25.0%
Mortgage loans	1,172,040	681,204	490,836	72.1%
Policy loans	25,248	25,902	(654)	-2.5%
Real estate	97,657	204,984	(107,327)	-52.4%
Short-term and other investments	46,018	40,839	5,179	12.7%
Gross investment income	3,251,272	2,525,556	725,716	28.7%
Investment expenses	(334,955)	(297,784)	37,171	-12.5%
Net investment income	$2,916,317	$2,227,772	$688,545	30.9%

The $725,716 increase in gross investment income for the three months ended September 30, 2015 is due to additional investments in mortgage loans, fixed maturity securities and other long-term investments (lottery receivables). In the twelve months since September 30, 2014, our investments in mortgage loans have increased approximately $20.0 million. In addition, in the twelve months since September 30, 2014, our investments in fixed maturity securities have increased approximately $17.8 million. Finally, in the twelve months since September 30, 2014, our investments in other long-term investments (lottery receivables) have increased approximately $9.6 million.

The $107,327 decrease in real estate investment income is related to our sale of $6,693,044 of real estate held for investment in March 2015. The $37,171 increase in investment expenses for the three months ended September 30, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans and the expenses incurred during third quarter 2015 in engaging an investment advisor.

Net Realized Investment Gains

There was a $264,235 increase in net realized investment gains for the three months ended September 30, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $201,735 for the three months ended September 30, 2015 resulted from proceeds of $4,983,682 for these securities that had carrying values of $4,781,947 at the 2015 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $7,631 for the three months ended September 30, 2014 resulted from proceeds of $1,982,472 for these securities that had carrying values of $1,974,841 at the 2014 disposal dates.

There were no realized gains and losses from the sales of equity securities available-for-sale for the three months ended September 30, 2015.

There were no realized gains and losses from the sales of equity securities available-for-sale for the three months ended September 30, 2014.

The net realized investment gains from mortgage loans on real estate of $79,028 for the three months ended September 30, 2015 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

The net realized investment gains from mortgage loans on real estate of $8,897 for the three months ended September 30, 2014 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

We have recorded an other-than-temporary impairment during 2015.  During the second quarter of 2015, we impaired our bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. An additional charge to the statement of operations before tax of $1,078 was recorded for the three months ended September 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. We have experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, we acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During third quarter 2015, the Company completed its evaluation of assets, liabilities, and gain associated with the reinsurance assumption and recorded an additional gain of $38,923 for the three months ended September 30, 2015.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$909,156	$562,682	$346,474	61.6%
Death benefits	803,941	808,294	(4,353)	-0.5%
Surrenders	122,655	215,089	(92,434)	-43.0%
Interest credited to policyholders	1,459,480	1,141,903	317,577	27.8%
Dividend, endowment and supplementary life contract benefits	66,689	59,569	7,120	12.0%
Total benefits and claims	3,361,921	2,787,537	574,384	20.6%
Expenses
Policy acquisition costs deferred	(1,596,615)	(606,042)	(990,573)	163.4%
Amortization of deferred policy acquisition costs	428,448	347,073	81,375	23.4%
Amortization of value of insurance business acquired	92,561	106,241	(13,680)	-12.9%
Commissions	1,430,501	591,212	839,289	142.0%
Other underwriting, insurance and acquisition expenses	1,189,367	867,080	322,287	37.2%
Total expenses	1,544,262	1,305,564	238,698	18.3%
Total benefits, claims and expenses	$4,906,183	$4,093,101	$813,082	19.9%

The $813,082 increase in total benefits, claims and expenses for the three months ended September 30, 2015 is discussed below.

Benefits and Claims

The $574,384 increase in benefits and claims for the three months ended September 30, 2015 is primarily due to the following:

●

$346,474 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in increased mortality reserve charges and the aging of existing policies.

●

$317,577 increase in interest credited to policyholders is primarily due to an increase of approximately $49.8 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since September 30, 2014.

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

For the three months ended September 30, 2015 and 2014, capitalized costs were $1,596,615 and $606,042, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2015 and 2014 were $428,448 and $347,073, respectively.

The $990,573 increase in the acquisition costs deferred primarily relates to increased production of final expense and annuity products. The $81,375 increase in the 2015 amortization of deferred acquisition costs is primarily due to mortality associated with final expense policies and a decrease in the percentage of submitted policies issued.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $92,561 and $106,241 for the three months ended September 30, 2015 and 2014, respectively.

Commissions

Our commissions for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)			Percentage
	Three Months Ended September 30,		Increase	Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$526,498	$177,848	$348,650	196.0%
Whole life and term first year	28,909	4,723	24,186	512.1%
Whole life and term renewal	19,648	31,188	(11,540)	-37.0%
Final expense first year	751,025	280,652	470,373	167.6%
Final expense renewal	104,421	96,801	7,620	7.9%
Total commissions	$1,430,501	$591,212	$839,289	142.0%

The $839,289 increase in commissions for the three months ended September 30, 2015 is primarily due to:

●	$470,373 increase in final expense first year commissions that correspond to the $390,297 increase in final expense first year premiums.

●	$348,650 increase in annuity first year, single and renewal commissions that corresponds to $21,578,571 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

There was an increase of $322,287 in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2015 that was primarily related to increased acquisition and maintenance cost associated with increased final expense and annuity production, increased third party administration fees primarily related to the conversion of the assumption reinsurance to the existing legacy system and legal fees associated with the two cases being contested.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.

However, in 2015 and 2014, TLIC and FBLIC filed combined life insurance company 2014 and 2013 federal tax returns. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2015 and 2014, current income tax expense (benefit) was $218,754 and ($146,465), respectively. Deferred federal income tax expense (benefit) were ($834) and $182,907 for the three months ended September 30, 2015 and 2014, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $647,717 ($0.08 per common share basic and diluted) and $197,764 ($0.03 per common share basic and diluted) for the three months ended September 30, 2015 and 2014, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2015 and 2014 were 7,802,593 and 7,831,934, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Three Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$3,009,009	$2,451,719	$557,290	22.7%
Annuity operations	2,688,858	1,739,192	949,666	54.6%
Corporate operations	73,953	136,396	(62,443)	-45.8%
Total	$5,771,820	$4,327,307	$1,444,513	33.4%
Income (loss) before income taxes:
Life insurance operations	$752,366	$323,544	$428,822	-132.5%
Annuity operations	183,304	(231,415)	414,719	-179.2%
Corporate operations	(70,033)	142,077	(212,110)	-149.3%
Total	$865,637	$234,206	$631,431	269.6%

Life Insurance Operations

The $557,290 increase in revenues from Life Insurance Operations for the three months ended September 30, 2015 is primarily due to the following:

●	$469,673 increase in premiums

●	$50,329 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$34,719 increase in other income

●	$2,569 increase in net investment income

The $428,822 increased profitability from Life Insurance Operations for the three months ended September 30, 2015 is primarily due to the following:

●	$531,877 increase in policy acquisition costs deferred net of amortization

●	$469,673 increase in premiums

●	$181,560 decrease in other underwriting, insurance and acquisition expenses

●	$92,434 decrease in surrenders

●	$50,329 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$34,719 increase in other income

●	$4,353 decrease in death benefits

●	$2,569 increase in net investment income

●	$7,120 increase in dividend, endowment and supplementary life contract benefits

●	$94,459 increase in amortization of value of insurance business acquired

●	$346,474 increase in future policy benefits

●	$490,639 increase in commissions

Annuity Operations

The $949,666 increase in revenues from Annuity Operations for the three months ended September 30, 2015 is due to the following:

●	$697,915 increase in net investment income

●	$251,751 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $414,719 increased profitability from Annuity Operations for the three months ended September 30, 2015 is due to the following:

●	$697,915 increase in net investment income

●	$377,321 increase in policy acquisition costs deferred net of amortization

●	$251,751 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$108,139 decrease in amortization of value of insurance business acquired

●	$317,577 increase in interest credited to policyholders

●	$348,650 increase in commissions

●	$354,180 increase in other underwriting, insurance and acquisition expenses

Corporate Operations

The $62,443 decrease in revenues from Corporate Operations for the three months ended September 30, 2015 is primarily due to $50,504 of decreased other income and $11,939 of decreased net investment income.

The $212,110 decreased Corporate Operations profitability for the three months ended September 30, 2015 is primarily due to $149,667 of increased operating expenses, $50,504 of decreased other income and $11,939 of decreased net investment income.

Results of Operations – Nine Months Ended September 30, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$7,141,841	$5,968,768	$1,173,073	19.7%
Net investment income	7,828,639	6,460,183	1,368,456	21.2%
Net realized investment gains	786,852	778,244	8,608	1.1%
Loss on other-than-temporary impairment	(305,334)	-	(305,334)	100.0%
Gain on reinsurance assumption	588,923	-	588,923	100.0%
Other income	56,656	76,352	(19,696)	-25.8%
Total revenues	$16,097,577	$13,283,547	$2,814,030	21.2%

The $2,814,030 increase in total revenues for the nine months ended September 30, 2015 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)			Percentage
	Nine Months Ended September 30,		Increase	Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$70,688	$43,510	$27,178	62.5%
Whole life and term renewal	1,983,346	1,993,932	(10,586)	-0.5%
Final expense first year	1,547,162	631,498	915,664	145.0%
Final expense renewal	3,540,645	3,299,828	240,817	7.3%
Total premiums	$7,141,841	$5,968,768	$1,173,073	19.7%

The $1,173,073 increase in premiums for the nine months ended September 30, 2015 is primarily due to a $915,664 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $240,817 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$3,819,806	$3,408,788	$411,018	12.1%
Equity securities	29,051	32,321	(3,270)	-10.1%
Other long-term investments	1,340,050	1,234,775	105,275	8.5%
Mortgage loans	3,108,912	1,716,909	1,392,003	81.1%
Policy loans	75,554	76,280	(726)	-1.0%
Real estate	357,067	582,978	(225,911)	-38.8%
Short-term and other investments	159,644	112,917	46,727	41.4%
Gross investment income	8,890,084	7,164,968	1,725,116	24.1%
Investment expenses	(1,061,445)	(704,785)	356,660	-50.6%
Net investment income	$7,828,639	$6,460,183	$1,368,456	21.2%

The $1,725,116 increase in gross investment income for the nine months ended September 30, 2015 is due to additional investments in mortgage loans, fixed maturity securities and other long-term investments (lottery receivables). In the twelve months since September 30, 2014, our investments in mortgage loans have increased approximately $20.0 million. In addition, in the twelve months since September 30, 2014, our investments in fixed maturity securities have increased approximately $17.8 million. Finally, in the twelve months since September 30, 2014, our investments in other long-term investments (lottery receivables) have increased approximately $9.6 million.

The $225,911 decrease in real estate investment income is related to our sale of $6,693,044 of real estate held for sale in March 2015. The $46,727 increase in short-term and other investments is due to increased investments of excess cash with a loan originator primarily developing rental properties.

The $356,660 increase in investment expenses for the nine months ended September 30, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans, the expenses incurred during third quarter 2015 in engaging an investment advisor and expenses incurred with the sale of investment real estate on March 11, 2015. The investment real estate sale included expensing the remaining loan origination fees, interest on the note payable and closing costs.

Net Realized Investment Gains

There was an $8,608 increase in net realized investment gains for the nine months ended September 30, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $288,713 for the nine months ended September 30, 2015 resulted from proceeds of $7,571,843 for these securities that had carrying values of $7,283,130 at the 2015 disposal dates.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $552,662 for the nine months ended September 30, 2014 resulted from proceeds of $10,558,530 for these securities that had carrying values of $10,005,868 at the 2014 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $1,900 for the nine months ended September 30, 2015 resulted from proceeds of $533,813 for these securities that had carrying values of $535,713 at the 2015 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $21,400 for the nine months ended September 30, 2014 resulted from proceeds of $105,080 for these securities that had carrying values of $83,680 at the 2014 disposal dates.

The net realized investment gains from mortgage loans on real estate of $109,837 for the nine months ended September 30, 2015 resulted from the early pay off of mortgage loans that the Company had acquired at a discount price.

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

We have recorded an other-than-temporary impairment during 2015.  During the second quarter of 2015, we impaired our bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $305,334 for the nine months ended September 30, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. We have experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839 (including cash), assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923. During third quarter 2015, the Company completed its evaluation of assets, liabilities and gain associated with the reinsurance assumption and adjusted the assets, liabilities and gain on reinsurance assumption initially estimated and recorded in second quarter 2015.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$2,605,117	$1,777,486	$827,631	46.6%
Death benefits	2,574,150	2,280,756	293,394	12.9%
Surrenders	400,536	459,027	(58,491)	-12.7%
Interest credited to policyholders	4,052,780	3,243,630	809,150	24.9%
Dividend, endowment and supplementary life contract benefits	224,793	197,169	27,624	14.0%
Total benefits and claims	9,857,376	7,958,068	1,899,308	23.9%
Expenses
Policy acquisition costs deferred	(3,819,582)	(1,692,513)	(2,127,069)	125.7%
Amortization of deferred policy acquisition costs	1,285,997	936,627	349,370	37.3%
Amortization of value of insurance business acquired	291,918	308,839	(16,921)	-5.5%
Commissions	3,340,116	1,631,193	1,708,923	104.8%
Other underwriting, insurance and acquisition expenses	3,599,813	3,190,362	409,451	12.8%
Total expenses	4,698,262	4,374,508	323,754	7.4%
Total benefits, claims and expenses	$14,555,638	$12,332,576	$2,223,062	18.0%

The $2,223,062 increase in total benefits, claims and expenses for the nine months ended September 30, 2015 is discussed below.

Benefits and Claims

The $1,899,308 increase in benefits and claims for the nine months ended September 30, 2015 is primarily due to the following:

●

$827,631 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in increased mortality reserve charges and the aging of existing policies.

●

$809,150 increase in interest credited to policyholders is primarily due to an increase of approximately $49.8 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits in excess of withdrawals) since September 30, 2014.

●

$293,394 increase in death benefits is primarily due to 31 additional final expense claims at an average of approximately $9,700 per claim. The increased final expense mortality was offset by less mortality in the other lines. Final expense mortality is above actuarial estimates when the products were introduced but management and actuarial analysis continues to conclude that its final expense products are profitable despite the unfavorable mortality.

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

For the nine months ended September 30, 2015 and 2014, capitalized costs were $3,819,582 and $1,692,513, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2015 and 2014 were $1,285,997 and $936,627, respectively.

The $2,127,069 increase in the acquisition costs deferred primarily relates to increased production of final expense and annuity products. The $349,370 increase in the 2015 amortization of deferred acquisition costs is primarily due to increased mortality associated with final expense policies and a decrease in the percentage of submitted policies issued.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $291,918 and $308,839 for the nine months ended September 30, 2015 and 2014, respectively.

Commissions

Our commissions for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$1,065,162	$510,229	$554,933	108.8%
Whole life and term first year	65,643	31,532	34,111	108.2%
Whole life and term renewal	79,048	85,401	(6,353)	-7.4%
Final expense first year	1,829,341	715,212	1,114,129	155.8%
Final expense renewal	300,922	288,819	12,103	4.2%
Total commissions	$3,340,116	$1,631,193	$1,708,923	104.8%

The $1,708,923 increase in commissions for the nine months ended September 30, 2015 is primarily due to:

●	$1,114,129 increase in final expense first year commissions that correspond to the $915,664 increase in final expense first year premiums.

●	$554,933 increase in annuity first year, single and renewal commissions that corresponds to $21,578,571 of increased annuity considerations deposited.

Other Underwriting, Insurance and Acquisition Expenses

There was an increase of $409,451 in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2015 that was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the conversion of the assumption reinsurance to the existing legacy system and legal fees associated with the two cases being contested.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years.

However, in 2015 and 2014, TLIC and FBLIC filed combined life insurance company 2014 and 2013 federal tax returns. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2015 and 2014, current income tax expense (benefit) was $318,132 and ($68,015), respectively. Deferred federal income tax expense (benefit) was ($157,546) and $143,888 for the nine months ended September 30, 2015 and 2014, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,381,353 ($0.18 per common share basic and diluted) and $875,098 ($0.11 per common share basic and diluted) for the nine months ended September 30, 2015 and 2014, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2015 and 2014 were 7,805,223 and 7,833,048, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$8,700,985	$7,467,032	$1,233,953	16.5%
Annuity operations	7,094,580	5,491,626	1,602,954	29.2%
Corporate operations	302,012	324,889	(22,877)	-7.0%
Total	$16,097,577	$13,283,547	$2,814,030	21.2%
Income (loss) before income taxes:
Life insurance operations	$754,556	$202,269	$552,287	273.0%
Annuity operations	652,395	495,240	157,155	31.7%
Corporate operations	134,988	253,462	(118,474)	-46.7%
Total	$1,541,939	$950,971	$590,968	62.1%

Life Insurance Operations

The $1,233,953 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2015 is primarily due to the following:

●	$1,173,073 increase in premiums

●	$31,321 increase in other income

●	$16,414 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$13,145 increase in net investment income

The $552,287 increased profitability from Life Insurance Operations for the nine months ended September 30, 2015 is primarily due to the following:

●	$1,173,073 increase in premiums

●	$1,172,563 increase in policy acquisition costs deferred net of amortization

●	$381,458 decrease in other underwriting, insurance and acquisition expenses

●	$58,491 decrease in surrenders

●	$31,321 increase in other income

●	$16,414 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$13,145 increase in net investment income

●	$8,461 decrease in amortization of value of insurance business acquired

●	$27,624 increase in dividend, endowment and supplementary life contract benefits

●	$293,394 increase in death benefits

●	$827,631 increase in future policy benefits

●	$1,153,990 increase in commissions

Annuity Operations

The $1,602,954 increase in revenues from Annuity Operations for the nine months ended September 30, 2015 is due to the following:

●	$1,327,171 increase in net investment income

●	$275,783 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $157,155 increased profitability from Annuity Operations for the nine months ended September 30, 2015 is due to the following:

●	$1,327,171 increase in net investment income

●	$605,136 increase in policy acquisition costs deferred net of amortization

●	$275,783 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$8,460 decrease in amortization of value of insurance business acquired

●	$554,933 increase in commissions

●	$695,312 increase in other underwriting, insurance and acquisition expenses

●	$809,150 increase in interest credited to policyholders

Corporate Operations

The $22,877 decreased revenues from Corporate Operations for the nine months ended September 30, 2015 is primarily due to $51,017 of decreased other income and $28,140 of increased net investment income.

The $118,474 decreased Corporate Operations profitability for the nine months ended September 30, 2015 is primarily due to $95,597 of increased operating expenses and $51,017 of decreased other income that exceeded $28,140 of net investment income.

Consolidated Financial Condition

Our invested assets as of September 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	September 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $129,264,756 and $107,412,322, as of September 30, 2015 and December 31, 2014, respectively)	$129,158,760	$110,651,429	$18,507,331	16.7%
Available-for-sale equity securities at fair value (cost: $534,912 and $519,595 as of September 30, 2015 and December 31, 2014, respectively)	614,289	671,357	(57,068)	-8.5%
Mortgage loans on real estate	55,084,951	38,649,733	16,435,218	42.5%
Investment real estate	2,362,929	9,165,090	(6,802,161)	-74.2%
Policy loans	1,474,528	1,520,620	(46,092)	-3.0%
Short-term investments	599,544	1,141,199	(541,655)	-47.5%
Other long-term investments	31,794,676	21,781,925	10,012,751	46.0%
Total investments	$221,089,677	$183,581,353	$37,508,324	20.4%

The $18,507,331 increase in available-for-sale fixed maturity securities for the nine months ended September 30, 2015 is primarily due to purchases of $26,575,622, securities acquired by reinsurance assumption of $3,534,093 and net realized investment gains of $288,713 in excess of sales and maturities of $7,571,843, loss on other-than-temporary impairment of $305,334, decrease in unrealized appreciation of $3,345,103 and premium amortization of $668,817. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of September 30, 2015, we held 192 available-for-sale fixed maturity securities with an unrealized loss of $3,273,715, fair value of $45,913,079 and amortized cost of $49,186,794.

The $57,068 decrease in available-for-sale equity securities for the nine months ended September 30, 2015 is primarily due to sales of $533,813, net realized investment losses of $1,900, decrease in unrealized appreciation of available-for-sale equity securities of $72,385 and premium amortization of $199 in excess of purchases of $551,229. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in several companies.

As of September 30, 2015, we held three available-for-sale equity securities with an unrealized loss of $20,268, fair value of $162,731 and cost of $182,999.

The $16,435,218 increase in mortgage loans for the nine months ended September 30, 2015 is primarily due to the purchase of mortgage loans of $23,665,861, capitalization of loan origination fees of $74,000, realized gains on the early pay off of loans purchased at a discount of $109,837, discount accretion of $137,724 in excess of principal payments of $7,452,257, charges to the allowance for bad debts of $48,585 and amortization of loan origination fees of $51,362.

The $10,012,751 increase in other long-term investments (comprised of lottery receivables) for the nine months ended September 30, 2015 is primarily due to purchases of $11,968,198 and accretion of discount of $1,289,624 less principal payments of $3,245,071.

The $6,802,161 decrease in investment real estate is primarily due to our March 11, 2015 sale of investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. The remaining $109,117 difference is the depreciation of the Topeka building that is held for the production of income.

Our assets other than invested assets as of September 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	September 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Cash and cash equivalents	$11,978,769	$10,158,386	$1,820,383	17.9%
Accrued investment income	2,081,804	1,682,906	398,898	23.7%
Recoverable from reinsurers	1,197,636	1,222,245	(24,609)	-2.0%
Agents' balances and due premiums	1,090,615	562,146	528,469	94.0%
Deferred policy acquisition costs	11,856,105	9,287,851	2,568,254	27.7%
Value of insurance business acquired	6,382,496	6,674,414	(291,918)	-4.4%
Property and equipment, net	45,656	84,001	(38,345)	-45.6%
Other assets	6,826,345	5,747,866	1,078,479	18.8%
Assets other than investment assets	$41,459,426	$35,419,815	$6,039,611	17.1%

The $528,469 increase in agents’ balances and due premiums is primarily due to a $525,587 increase in agents’ balances. This increase is due to increased production of annuity contracts and final expense policies.

The $398,898 increase in accrued investment income is due to the $37,508,324 increase in invested assets during the first nine months of 2015.

The changes in deferred policy acquisition costs and value of business acquired are presented in the consolidated statements of operations for the nine months ended September 30, 2015. In addition, the $34,669 deferred policy acquisition costs adjustment included in other comprehensive loss is presented in the consolidated statement of comprehensive loss for the nine months ended September 30, 2015.

The change in cash and cash equivalents is presented in the consolidated statement of cash flow for the nine months ended September 30, 2015 and is discussed in more detail in the liquidity and capital resources section below.

The $38,345 decrease in property and equipment is due to the depreciation of those assets for the nine months ended September 30, 2015.

The $24,609 decrease in recoverable from reinsurers relates to the timing of collections under our reinsurance agreements.

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, prepaid expenses, other receivables and loans from premium financing. Periodically there are sales of available-for-sale fixed maturity securities that overlap reporting periods.

The $1,078,479 increase in other assets is primarily due to a trade date versus settlement date difference on the sale of $1,298,509 of bonds where the proceeds were not received as of September 30, 2015 along with increases in other receivables of $557,062, notes receivables of $186,757 and recoverable state income taxes of $12,454 that exceeded decreases in receivables from mortgage loans and other long-term assets (lottery receivables) of $802,144, recoverable federal income taxes of $120,036 and prepaid assets of $41,416.

On April 15, 2015, the Company loaned $400,000 to its former Chairman. The loan has a term of one year and has a contractual interest rate of 5.50%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	September 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014

Policy liabilities
Policyholders' account balances	$185,748,171	$140,554,973	$45,193,198	32.2%
Future policy benefits	38,631,023	35,913,730	2,717,293	7.6%
Policy claims	655,416	602,269	53,147	8.8%
Other policy liabilities	74,152	87,148	(12,996)	-14.9%
Total policy liabilities	225,108,762	177,158,120	47,950,642	27.1%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	1,364,642	2,198,753	(834,111)	-37.9%
Other liabilities	4,228,905	2,357,484	1,871,421	79.4%
Total liabilities	$230,702,309	$185,790,830	$44,911,479	24.2%

The $45,193,198 increase in policy liabilities is due to $45,590,381 of deposits on annuity and deposit-type contracts, $2,966,827 acquired in the reinsurance assumption and interest credited to policyholders’ account balances of $4,052,780 that exceeded withdrawals of $7,416,790.

The $2,717,293 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in increased mortality reserve charges and the aging of existing policies.

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

The $834,111 decrease in deferred federal income taxes during the nine months ended September 30, 2015 was due to $676,565 of decreased deferred federal income taxes on the unrealized appreciation of available-for-sale fixed maturity and equity securities and $157,546 of operating deferred tax benefits.

Other liabilities consist primarily of accrued expenses, accounts payable, deposits on pending policy applications, estimated guaranty fund assessment liability, unearned investment income, unclaimed funds and withholdings. Periodically there are purchases of available-for-sale fixed maturity securities that overlap reporting periods. There were no purchases producing trade date versus settlement date differences as of September 30, 2015.

The $1,871,421 increase in other liabilities is primarily due to a $1,613,015 increase in deposits on pending applications, a $178,355 increase in accrued expenses and $80,167 decrease in loan origination fees.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2015, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $9,268,490 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of September 30, 2015 of $3,998,352, as shown in the accumulated earnings caption in the September 30, 2015 consolidated statement of financial position.

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

As of September 30, 2015, we had cash and cash equivalents totaling $11,978,769. As of September 30, 2015, cash and cash equivalents of $4,331,128 and $4,472,398, respectively, of the total $11,978,769 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,167,518 in 2015 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $980,906 in 2015 without prior approval. FBLIC paid a dividend of $1,500,000 to TLIC in December 2014 and $1,000,000 in September 2015. These dividends were eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $10,600,116 as of September 30, 2015. Uninsured balances aggregated $6,494,515 as of December 31, 2014. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	(Unaudited)		Increase	Percentage
	Nine Months Ended September 30,		(Decrease)	Change
	2015	2014	2015 to 2014	2015 to 2014
Net cash provided by operating activities	$4,571,592	$970,163	$3,601,429	371.2%
Net cash used in investing activities	(36,809,684)	(26,916,201)	(9,893,483)	36.8%
Net cash provided by financing activities	34,058,475	22,940,767	11,117,708	48.5%
Increase (decrease) in cash	1,820,383	(3,005,271)	4,825,654	-160.6%
Cash and cash equivalents, beginning of period	10,158,386	10,608,438	(450,052)	-4.2%
Cash and cash equivalents, end of period	$11,978,769	$7,603,167	$4,375,602	57.5%

The $3,601,429 increase in cash provided by operating activities during the nine months ended September 30, 2015 is primarily due to decreases in expenses of $1,504,882 and taxes of $565,356 combined with increases in short-term investments of $1,933,100, premiums of $1,145,452, net investment income of $581,652 and policy loans of $60,554 that exceeded increased commissions of $2,025,478 and death benefits of $163,745.

The $9,893,483 increase in cash used for investing activities during the nine months ended September 30, 2015 was primarily related to $9,992,970 of increased purchases of other long-term investments (lottery receivables), $6,794,166 of increased 2015 purchases of fixed maturity securities, $2,693,538 of increased 2015 purchases of mortgage loans and $2,986,687 of decreased 2015 sales and maturity of fixed maturity securities that exceeded $7,083,246 of increased proceeds from the 2015 sale of investment real estate held for sale, $2,817,857 of decreased purchases of real estate held for sale, $2,168,215 of increased 2015 payments of mortgage loans $485,343 of increased payments of long-term investments.

The $11,117,708 increase in cash provided by financing activities for the nine months ended September 30, 2015 resulted from $21,578,571 of increased 2015 policyholder account deposits in excess of withdrawals of $2,349,274 and $41,357 of 2015 decreased purchases of treasury shares that exceeded the $8,152,946 less funds available in 2015 due to both the settlement of and issuance of note payable proceeds of $4,076,473 in 2015 and 2014.

Our shareholders’ equity as of September 30, 2015 and December 31, 2014 is summarized as follows:

	(Unaudited)		Increase (Decrease)	Percentage Change
	September 30, 2015	December 31, 2014	2015 to 2014	2015 to 2014
Common stock, par value $.01 per share, 20,000,000 shares authorized, and 8,050,173 and 8,050,193 issued as of September 30, 2015 and December 31, 2014, respectively, and 7,802,593 and 7,812,038 outstanding as of September 30, 2015 and December 31, 2014, respectively	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,748	(150)	0.0%
Treasury stock, at cost (247,580 and 238,155 shares as of September 30, 2015 and December 31, 2014, respectively)	(893,947)	(855,304)	(38,643)	4.5%
Accumulated other comprehensive income (loss)	(22,711)	2,683,543	(2,706,254)	-100.8%
Accumulated earnings	3,998,352	2,616,849	1,381,503	52.8%
Total shareholders' equity	$31,846,794	$33,210,338	$(1,363,544)	-4.1%

The decrease in shareholders’ equity of $1,363,544 for the nine months ended September 30, 2015 is due to $2,706,254 of other comprehensive loss and $38,643 for purchases of 9,425 shares of treasury stock from the former chairman of FTFC that exceeded net income of $1,381,353.

Equity per common share outstanding decreased 4.0% to $4.08 as of September 30, 2015 compared to $4.25 per share as of December 31, 2014, based upon 7,802,593 common shares outstanding as of September 30, 2015 and 7,812,038 common shares outstanding as of December 31, 2014.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($26,619) and $3,390,869 as of September 30, 2015 and December 31, 2014, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. The $3,417,488 decrease in unrealized gains arising for the nine months ended September 30, 2015 has been offset by net realized investment losses for the nine months ended September 30, 2015 of $18,521 originating from the sale and call activity for available-for-sale fixed maturity and equity securities and a loss on other-than-temporary impairment.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies. We maintain conservative durations in our fixed maturity portfolio. As of September 30, 2015, cash, short-term investments and the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We believe that our existing cash and cash equivalents as of September 30, 2015 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 12, 2015	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 12, 2015	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer