Form 10-K
period 2015-12-31
First Trinity Financial CORP
filed 2016-03-11
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 7, 2016: 7,802,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

TABLE OF CONTENTS

Part I

Item 1.	Business	4
Item 2.	Properties	8
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	12

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements	36
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure .	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	84

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	84
Item 11.	Executive Compensation	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
Item 14.	Principal Accounting Fees and Services.	84
Item 15.	Exhibits	84
Signatures		85
Exhibit Index		86

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance products and annuity contracts to individuals.

TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment policies and annuity contracts. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2015, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $10,269,845 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2015 of $4,999,707, as shown in the accumulated earnings caption in the December 31, 2015 consolidated statement of financial position.

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

Please see below and Note 13 to the Consolidated Financial Statements for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 for additional information regarding segment information.

Life Insurance and Annuity Operations

Our Life Insurance and Annuity Operations consists of issuing ordinary whole life insurance, modified premium whole life with an annuity rider, term, final expense and accidental death and dismemberment policies and annuity contracts. The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting.

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

FTFC entered into an administrative services agreement with IHLIC on January 7, 2011. Under the terms of this agreement, IHLIC provided services incidental to the operation of FTFC as a financial services holding company. The agreement would have been effective for a period of five (5) years from January 1, 2011 through December 31, 2015 and included a provision that the agreement could be terminated at any time by either party with a 180 day prior notice. This agreement was cancelled during 2015 and FTFC began administering its own operations on October 1, 2015.

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC markets its products through independent agents. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah.

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2015 and 2014, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2015
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Arizona	$15,401	0.15%	$376,712	0.64%
Arkansas	81,063	0.80%	869,953	1.48%
Colorado	131,861	1.31%	224,384	0.38%
Georgia	114,781	1.14%	1,091,781	1.85%
Illinois	1,124,646	11.15%	1,525,359	2.59%
Indiana	182,467	1.81%	81,574	0.14%
Kansas	2,248,638	22.29%	3,407,140	5.79%
Kentucky	341,346	3.38%	351,958	0.60%
Louisiana	136,478	1.35%	525,000	0.89%
Michigan	41,124	0.41%	2,064,385	3.51%
Missouri	655,319	6.50%	879,334	1.49%
Nebraska	219,382	2.18%	1,654,405	2.81%
North Carolina	138,893	1.38%	1,006,279	1.71%
North Dakota	124,044	1.23%	6,820,804	11.59%
Ohio	1,181,502	11.71%	1,916,371	3.26%
Oklahoma	1,576,249	15.63%	2,136,831	3.63%
Pennsylvania	102,603	1.02%	3,939,130	6.69%
Tennessee	53,683	0.53%	1,663,465	2.83%
Texas	1,430,665	14.19%	27,346,008	46.45%
Virginia	26,018	0.26%	309,342	0.53%
All other states	159,534	1.58%	673,051	1.14%
Total direct collected premiums	$10,085,697	100.00%	$58,863,266	100.00%

	Year Ended December 31, 2014
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Colorado	$52,100	0.62%	$45,982	0.15%
Florida	14,307	0.17%	227,708	0.76%
Illinois	941,190	11.18%	2,155,753	7.19%
Indiana	52,061	0.62%	42,581	0.14%
Kansas	2,202,812	26.15%	4,462,542	14.88%
Kentucky	191,817	2.28%	50,000	0.17%
Missouri	602,282	7.15%	464,826	1.55%
Nebraska	219,819	2.61%	2,339,607	7.80%
North Dakota	135,738	1.61%	3,267,067	10.89%
Ohio	978,350	11.62%	241,178	0.80%
Oklahoma	1,595,805	18.95%	2,575,335	8.59%
Pennsylvania	11,163	0.13%	3,045,645	10.16%
Texas	1,233,995	14.65%	10,784,374	35.96%
All other states	190,495	2.26%	286,408	0.96%
	$8,421,934	100.00%	29,989,006	100.00%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TLIC reinsures all amounts of risk on any one life in excess of $75,000 for individual life insurance with IHLIC, Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”).

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

Effective September 29, 2005, FLAC and Wilton Re executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005. Wilton Re agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Re as they were collected. As of June 24, 2006, Wilton Re terminated the reinsurance agreement for new business issued after the termination date.

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large amounts of risk. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsure its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,266,305 in 2016 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $915,147 in 2016 without prior approval. FBLIC paid dividends of $1,000,000 and $1,500,000 to TLIC in 2015 and 2014, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 7, 2016, the Company had nine full-time employees and two part-time employees.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016 with increases of 2% each twelve month period from October 1, 2016 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $67,961 and $69,886 for the years ended December 31, 2015 and 2014, respectively, under this lease.

The Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease on January 1, 2011 that was fully amortized by September 30, 2015 and reduced incurred rent expense by $25,263 for the year ended December 31, 2014 and by $18,947 for the nine months ended September 30, 2015. The Company also received a $25,000 leasehold improvement allowance from the lessor related to the amended lease on October 1, 2015 that will be amortized over the remaining, amended non-cancellable lease term and reduced incurred rent expense by $1,250 for the three months ended December 31, 2015. The Company also has the right to receive an additional $29,152 leasehold improvement allowance during the term of the amended lease that if and when received will be amortized over the remaining non-cancellable lease term. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $102,043, $104,090, $106,189, $108,304 and $82,446 for the years 2016 through 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land.

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

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on June 1, 2011 to run through May 31, 2016. Beginning June 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for minimum monthly base lease payments of $17,750.

This 10,000 square feet lease was renewed on December 21, 2015 to be effective from June 1, 2016 through May 31, 2021 with the lessee’s option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement includes a $100,044 tenant improvement allowance that is amortized over the first five years of the renewed lease including interest at 5.00%. The lease agreement calls for monthly lease payments of $18,486 quantified as follows: $12,275 for base rent, $4,323 for reimbursement of operating costs and $1,888 for tenant improvements. If the lease continues after the first five years, the monthly lease payments are $17,850 quantified as follows: $13,527 for base rent and $4,323 for reimbursement of operating costs.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building. The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on September 1, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015. The lease payments are $4,236 per month for the period September 1, 2015 through August 31, 2017.

The future minimum lease payments to be paid under the non-cancellable lease agreement are $373,324, $255,716, $221,832, $221,832 and $221,832 for the years 2016 through 2020, respectively.

On March 11, 2015, TLIC sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

In addition, simultaneously with these sales, TLIC settled its two notes payable, collateralized by the held-for-sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473. TLIC’s $3,009,265 promissory note was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building was leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017; $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building was leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building was leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease had the lessee responsible for paying real estate taxes and building insurance. TLIC was responsible for building and ground maintenance. The monthly lease payments were $5,833 through December 31, 2019.

The $1,067,208 promissory note was collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building was leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $9,463 through October 31, 2028.

When TLIC originated the two promissory notes on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the expected 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 were $80,167. TLIC incurred $137,581 of interest expense during 2014 on these two notes payable. In connection with the repayments of the two notes payable on March 11, 2015, TLIC expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, TLIC incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

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

The Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company has been informed by the OID that it would take no action and also informed that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.

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

On June 18, 2015, plaintiffs filed an amended petition. Like the original Petition, the amended Petition asserts claims for breach of contract and anticipatory breach of contract, and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. It also asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act (“MMPA”). It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The main difference between the original Petition and the amended Petition is that the amended Petition also seeks equitable relief based on two new theories: that the Decreasing Term to 95 policies should be reformed so that they will provide a level death benefit for a level premium payment until the policyholder reaches 95 years of age; and alternatively, Count VIII of the amended Petition asks the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio; and (3) order that FBLIC return all premiums collected under these policies. FBLIC has moved to dismiss Count VIII of the amended Petition. No hearing has been held or ruling made on this Motion.

FBLIC denies the allegations in the amended Petition and will continue to defend against them.

On February 1, 2016, the plaintiffs asked that the Court certify the case as a class action. With their motion, Plaintiffs filed an affidavit from an actuary stating the opinion that FBLIC has collected at least $2,548,939 in premiums on the Decreasing Term to 95 policies. This presumably is the amount that Plaintiffs will seek to be refunded to policyholders if the policies are declared void. FBLIC intends to oppose the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

On May 13, 2015, FBLIC filed a Counterclaim against Doyle Nimmo seeking indemnity and seeking damages for breach of fiduciary duty in the event FBLIC is liable under Plaintiffs’ underlying claims. In addition, on April 29, 2015, TLIC filed a lawsuit against Doyle Nimmo and Michael Teel alleging that they were liable for violations of federal and state securities laws for failing to disclose information relating to the Decreasing Term to 95 policies. This lawsuit is currently pending in the District Court for the Western District of Missouri (hereinafter the “Federal Lawsuit”). No claims have been made against TLIC in the Federal Lawsuit.

On September 28, 2015, Doyle Nimmo filed a Third-Party Petition for Declaratory Judgment (and Other Relief) against FBLIC. In this Third-Party Petition, Doyle Nimmo, a former director for FBLIC, seeks a declaratory judgment that the corporate by-laws of FBLIC require FBLIC to indemnify him for attorney’s fees, judgments, costs, fines, and amounts paid in defense of both the Counterclaim and the Federal Lawsuit and seeks a monetary judgment for the amounts expended by Doyle Nimmo in such defense. Prior to Doyle Nimmo’s filing of the Third-Party Petition, FBLIC’s Board of Directors executed a Unanimous Written Consent in Lieu of a Special Meeting in which it denied Doyle Nimmo’s tender of defense and request for indemnification finding Mr. Nimmo did not meet the applicable standard of conduct for indemnification under Missouri law. FBLIC intends to vigorously defend the Third-Party Petition on these grounds. The Company is unable to determine the potential magnitude of the claims in the event Doyle Nimmo prevails on his Third-Party Petition.

As stated above, FBLIC filed a Counterclaim and TLIC filed the Federal Lawsuit against Doyle Nimmo. Doyle Nimmo submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit is pending in the District Court for the Western District of Missouri and asks the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company does not seek a monetary judgment against FBLIC or TLIC.

Item 4. Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)     Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)     Holders

As of March 7, 2016, there were approximately 4,500 shareholders of the Company’s outstanding common stock.

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

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold. The dividend was payable to the holders of shares of the Corporation as of March 10, 2012. Fractional  shares were rounded to the nearest whole number of shares. The Company issued 378,908 shares in connection with the stock dividend that resulted in accumulated deficit being charged $2,841,810 with an offsetting credit of $2,841,810 to common stock and additional paid-in capital.

(iii)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(b)        None

(c)        Purchases of Equity Securities by Issuer

The Company repurchased 185,313 shares of its common stock at a cost of $648,595 during 2012 from former members of the Board of Directors; repurchased 12,896 shares of its common stock at a cost of $45,136 from a former member of the Board of Directors and a charitable organization for which that former Director had donated 10,250 shares of the Company’s common stock during 2013, repurchased 39,946 shares of its common stock at a cost of $161,573 from a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and the former Chairman of the Board of Directors during 2014 and repurchased 9,425 shares of its common stock at a cost of $38,643 from the former Chairman of the Board of Directors during 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuity contracts in niche markets. We are no longer operating a premium finance company, financing casualty insurance premiums.

As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense and term products and annuity contracts to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.

With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah.

We also realize revenues from our investment portfolio, which is a key component of our operations. The revenues and funds we collect as premiums and annuity considerations from policyholders are invested to ensure future benefit payments under the policy contracts. Life insurance companies earn profits on the investment spread, which reflects the investment income earned on the premiums and annuity considerations paid to the insurer between the time of receipt and the time benefits are paid out under our policies and contracts. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.

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

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance and annuity business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation for $2,500,000 and had additional acquisition related expenses of approximately $195,000.

In late December 2011, the Company completed its acquisition of 100% of the outstanding stock of FBLIC for $13,855,129.

In late April 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839 (including cash), assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, value of insurance business acquired and policy liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, judgments and estimates are the most critical to the preparation of our consolidated financial statements.

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

Deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income (Loss)” in the shareholders’ equity section of the statement of financial position.

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

As of December 31, 2015 and 2014, there was $2,451,678 and $2,065,464, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $341,453 in 2016, $330,587 in 2017, $310,821 in 2018, $281,462 in 2019 and $255,833 in 2020.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance regarding financial instruments. This guidance intends to enhance reporting for financial instruments and addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The significant amendments in this update generally require equity investments to be measured at fair value with changes in fair value recognized in net income, require the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This guidance also intends to enhance the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss).

As of December 31, 2015, the fair value of the Company’s available-for-sale equity securities was $892,800 reflecting a cost of $790,215, gross unrealized gains of $123,231 and gross unrealized losses of $20,646. The gross unrealized loss of $20,646 as of December 31, 2015 consists of three available-for-sale equity securities that have a fair value of $225,630 and a cost of $246,276. As of December 31, 2015, the Company has a deferred tax asset related to available-for-sale securities of $663,953 for which the Company has analyzed and determined that there was no need for a valuation allowance. The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods and the existence of a deferred tax asset related to available-for-sale securities in future periods that have not yet been fully assessed.

Leases

In February 2016, the FASB issued updated guidance regarding leases that generally requires the lessee and lessor to recognize lease assets and lease liabilities on the statement of financial position.

A lessee should recognize on the statement of financial position a liability to make lease payments and an asset representing its right-to-use the underlying assets for the lease term. Optional payments to extend the lease or purchase the underlying leased asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise the option(s). If the lease has a term of 12 months or less, a lessee can make an election to recognize lease expenses for such leases on a straight-line basis over the lease term. There is a differentiation between finance leases and operating leases for the lessee in the statements of operations and cash flows. Finance leases recognize interest on the lease liability separately from the right-to-use the asset whereas an operating lease recognizes a single lease cost allocated over the lease term on a generally straight-line basis. All cash payments are within operating activities in the statement of cash flows except finance leases classify repayments of the principal portion of the lease liability within financing activities.

The accounting applied by the lessor is largely unchanged from that applied under previous U.S. GAAP. Key aspects of the lessor accounting model, however, were aligned with the revenue recognition guidance of Codification Topic 606. The previous accounting model for leverage leases continues to apply only to those leveraged leases that commenced before the effective date of Codification Update 2016-02 Leases (Topic 842).

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance is to be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 13 to the Consolidated Financial Statements for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2015 and 2014

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$9,822,009	$8,095,199	$1,726,810	21.3%
Net investment income	11,235,342	8,683,007	2,552,335	29.4%
Net realized investment gains	684,668	1,017,545	(332,877)	-32.7%
Loss on other-than-temporary impairments	(525,750)	-	(525,750)	100.0%
Gain on reinsurance assumption	588,923	-	588,923	100.0%
Other income	95,462	82,432	13,030	15.8%
Total revenues	21,900,654	17,878,183	4,022,471	22.5%
Benefits and claims	13,427,029	10,766,491	2,660,538	24.7%
Expenses	6,516,075	5,668,619	847,456	14.9%
Total benefits, claims and expenses	19,943,104	16,435,110	3,507,994	21.3%
Income before federal income tax benefit	1,957,550	1,443,073	514,477	35.7%
Federal income tax benefit	(425,158)	(482,438)	57,280	-11.9%
Net income	$2,382,708	$1,925,511	$457,197	23.7%
Net income per common share basic and diluted	$0.31	$0.25	$0.06	24.2%

Consolidated Condensed Financial Position as of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014	Increase (Decrease) 2015 to 2014	Percentage Change 2015 to 2014

Investment assets	$230,203,402	$183,581,353	$46,622,049	25.4%
Other assets	38,926,440	35,419,815	3,506,625	9.9%
Total assets	$269,129,842	$219,001,168	$50,128,674	22.9%

Policy liabilities	$237,944,222	$177,158,120	$60,786,102	34.3%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	33,210	2,198,753	(2,165,543)	-98.5%
Other liabilities	937,367	2,357,484	(1,420,117)	-60.2%
Total liabilities	238,914,799	185,790,830	53,123,969	28.6%
Shareholders' equity	30,215,043	33,210,338	(2,995,295)	-9.0%
Total liabilities and shareholders' equity	$269,129,842	$219,001,168	$50,128,674	22.9%

Shareholders' equity per common share	$3.87	$4.25	$(0.38)	-8.9%

Results of Operations – Years Ended December 31, 2015 and 2014

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Premiums	$9,822,009	$8,095,199	$1,726,810	21.3%
Net investment income	11,235,342	8,683,007	2,552,335	29.4%
Net realized investment gains	684,668	1,017,545	(332,877)	-32.7%
Loss on other-than-temporary impairments	(525,750)	-	(525,750)	-100.0%
Gain on reinsurance assumption	588,923	-	588,923	100.0%
Other income	95,462	82,432	13,030	15.8%
Total revenues	$21,900,654	$17,878,183	$4,022,471	22.5%

The $4,022,471 increase in total revenues for the year ended December 31, 2015 is discussed below.

Premiums

Our premiums for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Whole life and term first year	$98,287	$67,654	$30,633	45.3%
Whole life and term renewal	2,589,056	2,637,361	(48,305)	-1.8%
Final expense first year	2,291,696	948,892	1,342,804	141.5%
Final expense renewal	4,842,970	4,441,292	401,678	9.0%
Total premiums	$9,822,009	$8,095,199	$1,726,810	21.3%

The $1,726,810 increase in premiums for the year ended December 31, 2015 is primarily due to a $1,342,804 increase in in final expense first year premiums and a $401,678 increase in final expense renewal premiums.

The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Fixed maturity securities	$5,542,312	$4,585,375	$956,937	20.9%
Equity securities	39,329	41,127	(1,798)	-4.4%
Other long-term investments	1,877,725	1,605,470	272,255	17.0%
Mortgage loans	4,492,150	2,479,552	2,012,598	81.2%
Real estate	449,034	788,087	(339,053)	-43.0%
Policy loans	101,344	102,675	(1,331)	-1.3%
Short-term and other investments	12,278	166,298	(154,020)	-92.6%
Gross investment income	12,514,172	9,768,584	2,745,588	28.1%
Investment expenses	(1,278,830)	(1,085,577)	193,253	17.8%
Net investment income	$11,235,342	$8,683,007	$2,552,335	29.4%

The $2,745,588 increase in gross investment income for the year ended December 31, 2015 is primarily due to the 2015 increases in investment in mortgage loans, fixed maturity securities and other long-term investments. During 2015, our investments in mortgage loans have increased approximately $20.1 million. In addition, during 2015, our investments in fixed maturity securities have increased approximately $23.9 million. Finally, during 2015, our investments in other long-term investments (lottery receivables) have increased approximately $9.8 million.

The decline in gross investment income from real estate is due to the March 11, 2015 sale by TLIC of its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of March 11, 2015. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

The $193,253 increase in investment expenses for the year ended December 31, 2015 is primarily related to fees and expenses associated with the increased investments in mortgage loans, the expenses incurred during the second half of 2015 in engaging an investment advisor and expenses incurred with the sale of investment real estate on March 11, 2015. The investment real estate sale included expensing the remaining loan origination fees, interest on the note payable and closing costs.

Net Realized Investment Gains and Gain on Reinsurance Assumption

There was a $332,877 decrease in net realized investment gains for the year ended December 31, 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $183,831 for the year ended December 31, 2015 resulted from proceeds of $8,799,624 for these securities that had carrying values of $8,615,793 at the 2015 disposal dates.

We have recorded an other-than-temporary impairment during 2015.  During 2015, we impaired our fixed maturity security in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $502,013 for the year ended December 31, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. We have experienced no additional other-than-temporary impairments of available-for-sale fixed maturity securities during 2015.

The net realized investment gains from the sales and maturities of fixed maturity securities available-for-sale of $796,141 for the year ended December 31, 2014 resulted from proceeds of $14,462,534 for these securities that had carrying values of $13,666,393 at the 2014 disposal dates.

The net realized investment losses from the sales of equity securities available-for-sale of $1,902 for the year ended December 31, 2015 resulted from proceeds of $533,817 for these securities that had carrying values of $535,719 at the 2015 disposal dates.

The net realized investment gains from the sales of equity securities available-for-sale of $2,900 for the year ended December 31, 2014 resulted from proceeds of $205,080 for these securities that had carrying values of $202,180 at the 2014 disposal dates.

The net realized investment gains from mortgage loans on real estate of $112,537 for the year ended December 31, 2015 resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price. During 2015, we impaired a mortgage loan in foreclosure by $23,737 to reduce its principal balance of $100,237 to its estimated net realizable value of $76,500. We have experienced no additional other-than-temporary impairments of mortgage loans during 2015.

The net realized investment gains from mortgage loans on real estate of $218,504 for the year ended December 31, 2014 resulted from the early payoff of mortgage loans that the Company had acquired at a discounted price.

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of March 11, 2015. The Company recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

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

Our benefits, claims and expenses for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Benefits and claims
Increase in future policy benefits	$3,429,019	$2,539,468	$889,551	35.0%
Death benefits	3,424,098	2,893,415	530,683	18.3%
Surrenders	574,739	614,510	(39,771)	-6.5%
Interest credited to policyholders	5,675,873	4,433,762	1,242,111	28.0%
Dividend, endowment and supplementary life contract benefits	323,300	285,336	37,964	13.3%
Total benefits and claims	13,427,029	10,766,491	2,660,538	24.7%
Expenses
Policy acquisition costs deferred	(5,204,940)	(2,351,163)	(2,853,777)	121.4%
Amortization of deferred policy acquisition costs	1,563,625	1,212,426	351,199	29.0%
Amortization of value of insurance business acquired	386,214	412,376	(26,162)	-6.3%
Commissions	4,774,196	2,296,112	2,478,084	107.9%
Other underwriting, insurance and acquisition expenses	4,996,980	4,098,868	898,112	21.9%
Total expenses	6,516,075	5,668,619	847,456	14.9%
Total benefits, claims and expenses	$19,943,104	$16,435,110	$3,507,994	21.3%

The $3,507,994 increase in total benefits, claims and expenses for the year ended December 31, 2015 is discussed below.

Benefits and Claims

The $2,660,538 increase in benefits and claims for the year ended December 31, 2015 is primarily due to the following:

●

$1,242,111 increase in interest credited to policyholders is primarily due to an approximate $57.1 million increase in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) during 2015.

●	$889,551 increase in future policy benefits primarily related to the existing policies in force aging one additional year combined with an increase in the number of policies in force.

●

$530,683 increase in death benefits is primarily due to 59 additional final expense claims at an average of approximately $9,500 per claim. Final expense mortality is above actuarial estimates when the products were introduced but management and actuarial analysis continues to conclude that its final expense products are profitable despite the unfavorable mortality.

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

For the years ended December 31, 2015 and 2014, capitalized costs were $5,204,940 and $2,351,163, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2015 and 2014 were $1,563,625 and $1,212,426, respectively.

The $2,853,777 increase in the acquisition costs deferred primarily relates to increased production of annuity and final expense products by appointed agents based upon expansion into additional states and recruiting of additional agents. The $351,199 increase in the 2015 amortization of deferred acquisition costs is primarily due to increased mortality associated with final expense policies and a decrease in the persistency of issued policies.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $386,214 and $412,376 for the years ended December 31, 2015 and 2014, respectively. The $26,162 decrease in the 2015 amortization of value of insurance business acquired is due to the positive persistency of the FLAC and FBLIC business acquired in 2008 and 2011, respectively.

Commissions

Our commissions for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 less 2014	2015 to 2014
Annuity	$1,455,566	$666,748	$788,818	118.3%
Whole life and term first year	89,761	51,514	38,247	74.2%
Whole life and term renewal	101,553	104,559	(3,006)	-2.9%
Final expense first year	2,714,342	1,087,263	1,627,079	149.6%
Final expense renewal	412,974	386,028	26,946	7.0%
Total commissions	$4,774,196	$2,296,112	$2,478,084	107.9%

The $2,478,084 increase in commissions for the year ended December 31, 2015 is primarily due to:

●	$1,627,079 increase in final expense first year commissions that correspond to the $1,342,804 increase in final expense first year premiums.

●	$788,818 increase in annuity first year, single and renewal commissions that corresponds to $59,274,275 of increased annuity considerations and deposit-type liabilities deposited.

Other Underwriting, Insurance and Acquisition Expenses

The $898,112 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2015 was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force, increased services and the conversion of the assumption reinsurance to the existing legacy system, increased legal fees associated with the two cases being contested, increased salaries and benefits due to increased staffing levels and the asset growth bonus paid to our Chairman, President and Chief Executive Officer related to the Company exceeding $250 million in U.S. GAAP assets during 2015.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2012, 2013 and 2014 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC for 2015.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the year ended December 31, 2015 and 2014, current income tax expense was $405,546 and $63,983, respectively. Deferred federal income tax benefit was $830,704 and $546,421 for the years ended December 31, 2015 and 2014, respectively. The change in deferred taxes between 2015 and 2014 is primarily due to the utilization of net operating loss carryforwards and the reduction in valuation allowances on deferred tax assets as it is probable that a portion of the net operating loss carryforwards on the consolidated federal income tax returns of FTFC and FTCC will be utilized due to projected taxable income in future years demonstrated by the taxable income generated in 2015 and 2014.

Net Income Per Common Share Basic and Diluted

Net income was $2,382,708 ($0.31 per common share basic and diluted) and $1,925,511 ($0.25 per common share basic and diluted) for the years ended December 31, 2015 and 2014, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2015 and 2014 were 7,804,566 and 7,831,108, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 to 2014	2015 to 2014
Revenues:
Life insurance operations	$11,847,640	$10,074,767	$1,772,873	17.6%
Annuity operations	9,647,120	7,372,871	2,274,249	30.8%
Corporate operations	405,894	430,545	(24,651)	-5.7%
Total	$21,900,654	$17,878,183	$4,022,471	22.5%
Income before federal income taxes:
Life insurance operations	$852,489	$507,717	$344,772	67.9%
Annuity operations	935,945	606,317	329,628	54.4%
Corporate operations	169,116	329,039	(159,923)	-48.6%
Total	$1,957,550	$1,443,073	$514,477	35.7%

Life Insurance Operations

The $1,772,873 increase in revenues from Life Insurance Operations for the year ended December 31, 2015 is primarily due to the following:

●	$1,726,810 increase in premiums

●	$107,409 increase in net investment income

●	$20,240 increase in other income

●	$81,586 decrease in net realized investment gains

The $344,772 increased profitability from Life Insurance Operations for the year ended December 31, 2015 is primarily due to the following:

●	$1,726,810 increase in premiums

●	$1,650,065 increase in policy acquisition costs deferred net of amortization

●	$107,409 increase in net investment income

●	$39,771 decrease in surrenders

●	$20,240 increase in other income

●	$16,446 decrease in other underwriting, insurance and acquisition expenses

●	$13,081 decrease in amortization of value of insurance business acquired

●	$37,964 increase in dividend, endowment and supplementary life contract benefits

●	$81,586 decrease in net realized investment gains

●	$530,683 increase in death benefits

●	$889,551 increase in future policy benefits

●	$1,689,266 increase in commissions

Annuity Operations

The $2,274,249 increase in revenues from Annuity Operations for the year ended December 31, 2015 is due to the following:

●	$2,445,410 increase in net investment income

●	$171,161 decrease in net realized investment gains

The $329,628 increased profitability from Annuity Operations for the year ended December 31, 2015 is due to the following:

●	$2,445,410 increase in net investment income

●	$852,513 increase in policy acquisition costs deferred net of amortization

●	$13,081 decrease in amortization of value of insurance business acquired

●	$171,161 decrease in net realized investment gains

●	$779,286 increase in other underwriting, insurance and acquisition expenses

●	$788,818 increase in commissions

●	$1,242,111 increase in interest credited to policyholders

Corporate Operations

The $24,651 decrease in revenues from Corporate Operations for the year ended December 31, 2015 is primarily due to $16,957 of decreased realized gains, $7,210 of decreased other income and $484 of decreased net investment income.

The $159,923 decrease in Corporate Operations profitability for the year ended December 31, 2015 is primarily due to $135,272 of increased operating expenses, $16,957 of decreased realized gains, $7,210 of decreased other income and $484 of decreased net investment income.

Consolidated Financial Condition

Our invested assets as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014	Increase (Decrease) 2015 to 2014	Percentage Change 2015 to 2014
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $138,028,455 and $107,412,322 as of December 31, 2015 and 2014, respectively)	$134,556,027	$110,651,429	$23,904,598	21.6%
Available-for-sale equity securities at fair value (cost: $790,215 and $519,595 as of December 31, 2015 and 2014, respectively)	892,800	671,357	221,443	33.0%
Mortgage loans on real estate	58,774,918	38,649,733	20,125,185	52.1%
Investment real estate	2,326,558	9,165,090	(6,838,532)	-74.6%
Policy loans	1,486,317	1,520,620	(34,303)	-2.3%
Short-term investments	599,855	1,141,199	(541,344)	-47.4%
Other long-term investments	31,566,927	21,781,925	9,785,002	44.9%
Total investments	$230,203,402	$183,581,353	$46,622,049	25.4%

The $23,904,598 increase in available-for-sale fixed maturity securities for the year ended December 31, 2015 is primarily due to purchases of $37,123,963, available-for-sale fixed maturity securities acquired by reinsurance assumption of $3,534,093 and net realized investment gains of $183,831 in excess of sales and maturities of $8,799,624, decrease in unrealized appreciation of $6,711,535, premium amortization of $924,117 and loss on other-than-temporary impairment of $502,013. This portfolio is reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

As of December 31, 2015, we held 290 available-for-sale fixed maturity securities with an unrealized loss of $5,720,175, fair value of $69,044,947 and amortized cost of $74,765,122. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2015 coupled with a downturn in the Chinese economy, decreases in the value of commodities and a drop in oil prices. The ratio of the fair value to the amortized cost of these 290 securities is 92%. Management has analyzed these unrealized losses in available-for-sale fixed maturity securities and determined that these losses are not other-than-temporary.

As of December 31, 2014, we held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

The $221,443 increase in available-for-sale equity securities for the year ended December 31, 2015 is primarily due to purchases of $806,537 in excess of sales of $533,817, decreases of unrealized appreciation in available-for-sale equity securities of $49,177, net realized investment losses of $1,902 and amortization of premium of $198. This portfolio is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

As of December 31, 2015, we held three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is approximately 92%.

As of December 31, 2014, we held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

The $20,125,185 increase in mortgage loans for the year ended December 31, 2015 is primarily due to the purchase of mortgage loans of $29,780,501, discount accretion of $167,772, realized gains on the early pay off of loans purchased at a discount of $112,537 and capitalization of loan origination fees of $90,000 in excess of principal payments of $9,882,604, amortization of loan origination fees of $62,402, charges to the allowance for bad debts of $56,882 and an impairment of a mortgage loan in foreclosure of $23,737.

The $6,838,532 decrease in investment real estate is primarily due to our March 11, 2015 sale of investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. The remaining $145,488 difference is the depreciation of the Topeka building that is held for the production of income.

The $541,344 decrease in short-term investments is due to management’s decision to decrease our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

The $9,785,002 increase in other long-term investments (comprised of lottery receivables) for the year ended December 31, 2015 is primarily due to purchases of $12,476,814 and accretion of discount of $1,878,019 less principal payments of $4,569,831.

Our assets other than invested assets as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014	Increase (Decrease) 2015 to 2014	Percentage Change 2015 to 2014

Cash and cash equivalents	$9,047,586	$10,158,386	$(1,110,800)	-10.9%
Accrued investment income	2,205,469	1,682,906	522,563	31.1%
Recoverable from reinsurers	1,243,618	1,222,245	21,373	1.7%
Agents' balances and due premiums	1,070,050	562,146	507,904	90.4%
Deferred policy acquisition costs	13,015,679	9,287,851	3,727,828	40.1%
Value of insurance business acquired	6,288,200	6,674,414	(386,214)	-5.8%
Property and equipment, net	949	84,001	(83,052)	-98.9%
Other assets	6,054,889	5,747,866	307,023	5.3%
Assets other than investment assets	$38,926,440	$35,419,815	$3,506,625	9.9%

The $522,563 increase in accrued investment income is due to the $46,622,049 increase in invested assets during 2015.

The $507,904 increase in 2015 agents’ balances and due premiums is primarily due to a $494,328 increase in agents’ balances. This increase is due to increased production of annuity contracts and final expense policies.

The decrease in property, plant and equipment is due to 2015 depreciation.

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables and loans from premium financing .

The $307,023 increase in other assets is primarily due to a $652,531 increase in receivables from mortgage loans and other long-term assets (lottery receivables) and a $196,250 increase in the renewal of the note receivable from its former Chairman in excess of decreased recoverable federal and state income taxes of $491,941, decreased prepaid expenses of $30,206 and a decrease in guaranty funds of $16,211.

Our liabilities as of December 30, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014	Increase (Decrease) 2015 to 2014	Percentage Change 2015 to 2014

Policy liabilities
Policyholders' account balances	$197,688,616	$140,554,973	$57,133,643	40.6%
Future policy benefits	39,464,124	35,913,730	3,550,394	9.9%
Policy claims	714,928	602,269	112,659	18.7%
Other policy liabilities	76,554	87,148	(10,594)	-12.2%
Total policy liabilities	237,944,222	177,158,120	60,786,102	34.3%
Notes payable	-	4,076,473	(4,076,473)	-100.0%
Deferred federal income taxes	33,210	2,198,753	(2,165,543)	-98.5%
Other liabilities	937,367	2,357,484	(1,420,117)	-60.2%
Total liabilities	$238,914,799	$185,790,830	$53,123,969	28.6%

The $57,133,643 increase in policy liabilities is due to $59,274,275 of deposits on annuity and deposit-type contracts, $2,966,827 acquired in the reinsurance assumption and interest credited to policyholders’ account balances of $5,675,873 that exceeded withdrawals of $10,783,332.

The $3,550,394 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in increased mortality reserve charges and the aging of existing policies.

On March 11, 2015, TLIC sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. In addition, simultaneously with these sales, TLIC settled its two notes payable, collateralized by the held for sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473.

On March 26, 2014, TLIC issued two notes payable totaling $4,076,473. The first note payable totaling $3,009,265 was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for a total of $4,940,647 in December 2013 and February 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building was leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,531 in 2017; $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building was leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building was leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease had the lessee responsible for paying real estate taxes and building insurance. TLIC was responsible for building and ground maintenance. The monthly lease payments were $5,833 through December 31, 2019.

TLIC’s second promissory note totaling $1,067,208 was collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864).

The building was leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $9,463 through October 31, 2028.

When TLIC originated the two promissory notes on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the expected 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees has been amortized and the unamortized loan origination fees as of December 31, 2014 were $80,167. TLIC incurred $137,581 of interest expense during 2014 on these two notes payable. In connection with the repayments of the two notes payable on March 11, 2015, TLIC expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, TLIC incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

The $2,165,543 decrease in deferred federal income taxes during the year ended December 31, 2015 was due to $830,704 of operating deferred tax benefits and $1,334,839 of increased deferred federal income benefits on the unrealized depreciation of available-for-sale fixed maturity and equity securities. The $830,704 deferred tax benefit is primarily due to a reduction in the valuation allowances on deferred tax assets as it is probable that a portion of the net operating loss carryforwards on the consolidated federal income tax returns of FTFC and FTCC will be utilized due to projected taxable income in future years demonstrated by the taxable income generated in 2015.

Other liabilities consist primarily of accrued expenses, accounts payable, deposits on pending policy applications and unearned investment income. The $1,420,117 decrease in other liabilities is primarily due to a $1,674,397 decrease in deposits on pending applications in excess of an increase in accrued general expenses and taxes, licenses and fees of $177,726.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2015, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $10,269,845 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2015 of $4,999,707, as shown in the accumulated earnings caption in the December 31, 2015 consolidated statement of financial position.

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

As of December 31, 2015, we had cash and cash equivalents totaling $9,047,586. As of December 31, 2015, cash and cash equivalents of $4,094,054 and $2,970,846, respectively, of the total $9,047,586 were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDOI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,266,305 in 2016 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $915,147 in 2016 without prior approval. FBLIC paid dividends of $1,000,000 and $1,500,000 to TLIC in 2015 and 2014, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $5,957,248 as of December 31, 2015. Uninsured balances aggregated $6,494,515 as of December 31, 2014. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014	2015 to 2014	2015 to 2014
Net cash provided by operating activities	$3,767,070	$2,892,309	$874,761	30.2%
Net cash used in investing activities	(49,253,697)	(29,627,791)	(19,625,906)	66.2%
Net cash provided by financing activities	44,375,827	26,285,430	18,090,397	68.8%
Decrease in cash and cash equivalents	(1,110,800)	(450,052)	(660,748)	146.8%
Cash and cash equivalents, beginning of period	10,158,386	10,608,438	(450,052)	-4.2%
Cash and cash equivalents, end of period	$9,047,586	$10,158,386	$(1,110,800)	-10.9%

The $874,761 increase in cash provided by operating activities during the year ended December 31, 2015 is primarily due to increases in net investment income of $2,737,695, premiums of $1,727,743, short-term investments of $1,682,543, taxes of $318,631 and policy loans of $72,071 that exceeded increase in commissions of $2,712,499, other underwriting, insurance and acquisition expenses of $2,567,264 and benefits of $408,811.

The $19,625,906 decrease in cash used for investing activities during the year ended December 31, 2015 was primarily related to $13,383,839 of increased 2015 purchases of fixed maturity securities, $10,255,086 of increased purchases of other long-term investments (lottery receivables), $5,662,910 of decreased 2015 sales and maturity of fixed maturity securities, $2,875,276 of increased 2015 purchases of mortgage loans and $652,459 increased purchases of equity securities that exceeded $7,047,246 of increased proceeds from the 2015 sale of investment real estate held for sale, $2,817,857 of decreased purchases of real estate held for sale, $2,214,761 of increased 2015 payments of mortgage loans, $743,487 of increased payments of long-term investments and $328,737 of increased 2015 sales of equity securities.

The $18,090,397 increase in cash provided by financing activities for the year ended December 31, 2015 resulted from $28,507,213 of increased 2015 policyholder account deposits in excess of increased withdrawals of $2,386,800 and $122,930 of 2015 decreased purchases of treasury shares and $8,152,946 less funds available in 2015 due to both the settlement of and issuance of note payable proceeds of $4,076,473 in 2015 and 2014.

Our shareholders’ equity as of December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015	December 31, 2014	Increase (Decrease) 2015 to 2014	Percentage Change 2015 to 2014

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 and 8,050,193 issued as of December 31, 2015 and 2014, respectively, and 7,802,593 and 7,812,038 outstanding as of December 31, 2015 and 2014, respectively)	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,748	(150)	0.0%
Treasury stock, at cost (247,580 and 238,155 shares as of December 31, 2015 and 2014, respectively)	(893,947)	(855,304)	(38,643)	4.5%
Accumulated other comprehensive income (loss)	(2,655,817)	2,683,543	(5,339,360)	-199.0%
Accumulated earnings	4,999,707	2,616,849	2,382,858	91.1%
Total shareholders' equity	$30,215,043	$33,210,338	$(2,995,295)	-9.0%

The decrease in shareholders’ equity of $2,995,295 for the year ended December 31, 2015 is due to $5,339,360 of other comprehensive loss and $38,643 for the purchase of 9,425 shares of treasury stock from the former chairman of FTFC that exceeded net income of $2,382,708.

Equity per common share outstanding decreased 8.9% from $4.25 per share as of December 31, 2014 to $3.87 per share as of December 31, 2015, based upon 7,802,593 and 7,812,038 common shares outstanding as of December 31, 2015 and 2014, respectively.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2015 or 2014. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized (depreciation) appreciation on available-for-sale securities of ($3,369,843) and $3,390,869 as of December 31, 2015 and 2014, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $7,080,796 in unrealized losses arising for the year ended December 31, 2015 has been offset by the 2015 net realized investment losses of $320,084 originating from the sale and call activity for fixed maturity and equity securities and a loss on an other-than-temporary impairment resulting in net unrealized losses on investment of $6,760,712.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies and annuity contracts. We maintain conservative durations in our fixed maturity portfolio. As of December 31, 2015, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 8.4% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2015, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2015 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 9, 2016

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2015	December 31, 2014
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $138,028,455 and $107,412,322 as of December 31, 2015 and 2014, respectively)	$134,556,027	$110,651,429
Available-for-sale equity securities at fair value (cost: $790,215 and $519,595 as of December 31, 2015 and 2014, respectively)	892,800	671,357
Mortgage loans on real estate	58,774,918	38,649,733
Investment real estate	2,326,558	9,165,090
Policy loans	1,486,317	1,520,620
Short-term investments	599,855	1,141,199
Other long-term investments	31,566,927	21,781,925
Total investments	230,203,402	183,581,353
Cash and cash equivalents	9,047,586	10,158,386
Accrued investment income	2,205,469	1,682,906
Recoverable from reinsurers	1,243,618	1,222,245
Agents' balances and due premiums	1,070,050	562,146
Deferred policy acquisition costs	13,015,679	9,287,851
Value of insurance business acquired	6,288,200	6,674,414
Property and equipment, net	949	84,001
Other assets	6,054,889	5,747,866
Total assets	$269,129,842	$219,001,168

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$197,688,616	$140,554,973
Future policy benefits	39,464,124	35,913,730
Policy claims	714,928	602,269
Other policy liabilities	76,554	87,148
Total policy liabilities	237,944,222	177,158,120
Notes payable	-	4,076,473
Deferred federal income taxes	33,210	2,198,753
Other liabilities	937,367	2,357,484
Total liabilities	238,914,799	185,790,830
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 and 8,050,193 issued as of December 31, 2015 and 2014, respectively, and 7,802,593 and 7,812,038 outstanding as of December 31, 2015 and 2014, respectively)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,748
Treasury stock, at cost (247,580 and 238,155 shares as of December 31, 2015 and 2014, respectively)	(893,947)	(855,304)
Accumulated other comprehensive income (loss)	(2,655,817)	2,683,543
Accumulated earnings	4,999,707	2,616,849
Total shareholders' equity	30,215,043	33,210,338
Total liabilities and shareholders' equity	$269,129,842	$219,001,168

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
Revenues
Premiums	$9,822,009	$8,095,199
Net investment income	11,235,342	8,683,007
Net realized investment gains	684,668	1,017,545
Loss on other-than-temporary impairments	(525,750)	-
Gain on reinsurance assumption	588,923	-
Other income	95,462	82,432
Total revenues	21,900,654	17,878,183
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,429,019	2,539,468
Death benefits	3,424,098	2,893,415
Surrenders	574,739	614,510
Interest credited to policyholders	5,675,873	4,433,762
Dividend, endowment and supplementary life contract benefits	323,300	285,336
Total benefits and claims	13,427,029	10,766,491
Policy acquisition costs deferred	(5,204,940)	(2,351,163)
Amortization of deferred policy acquisition costs	1,563,625	1,212,426
Amortization of value of insurance business acquired	386,214	412,376
Commissions	4,774,196	2,296,112
Other underwriting, insurance and acquisition expenses	4,996,980	4,098,868
Total expenses	6,516,075	5,668,619
Total benefits, claims and expenses	19,943,104	16,435,110
Income before total federal income tax benefit	1,957,550	1,443,073
Current federal income tax expense	405,546	63,983
Deferred federal income tax benefit	(830,704)	(546,421)
Total federal income tax benefit	(425,158)	(482,438)
Net income	$2,382,708	$1,925,511
Net income per common share basic and diluted	$0.31	$0.25

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014
Net income	$2,382,708	$1,925,511
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(7,080,796)	1,829,286
Less net realized investment gains (losses)	(320,084)	799,041
Net unrealized gains (losses)	(6,760,712)	1,030,245
Adjustment to deferred acquisition costs	86,513	(23,513)
Other comprehensive income (loss) before income tax expense (benefit)	(6,674,199)	1,006,732
Income tax expense (benefit)	(1,334,839)	201,346
Total other comprehensive income (loss)	(5,339,360)	805,386
Total comprehensive income (loss)	$(2,956,652)	$2,730,897

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2015 and 2014

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Shareholders' Equity
Balance as of January 1, 2014	$80,502	$28,684,748	$(693,731)	$1,878,157	$691,338	$30,641,014
Repurchase of common stock	-	-	(161,573)	-	-	(161,573)
Comprehensive income:
Net income	-	-	-	-	1,925,511	1,925,511
Other comprehensive income	-	-	-	805,386	-	805,386
Balance as of December 31, 2014	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338

Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	2,382,708	2,382,708
Other comprehensive loss	-	-	-	(5,339,360)	-	(5,339,360)
Balance as of December 31, 2015	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Operating activities
Net income	$2,382,708	$1,925,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	228,540	200,604
Accretion of discount on investments	(1,121,473)	(861,786)
Net realized investment gains	(684,668)	(1,017,545)
Loss on other-than-temporary impairments	525,750	-
Gain on reinsurance assumption	(588,923)
Amortization of policy acquisition cost	1,563,625	1,212,426
Policy acquisition cost deferred	(5,204,940)	(2,351,163)
Mortgage loan origination fees deferred	(90,000)	(97,500)
Amortization of loan origination fees	62,402	79,379
Amortization of value of insurance business acquired	386,214	412,376
Provision for deferred federal income tax benefit	(830,704)	(546,421)
Interest credited to policyholders	5,675,873	4,433,762
Change in assets and liabilities:
Accrued investment income	(484,696)	(124,753)
Policy loans	40,097	(31,974)
Short-term investments	541,344	(1,141,199)
Allowance for mortgage and premium finance loan losses	56,882	58,771
Recoverable from reinsurers	(21,373)	(21,438)
Agents' balances and due premiums	(505,754)	(277,113)
Other assets (excluding $9,500 net change in 2014 premium finance loans)	(307,087)	(1,682,620)
Future policy benefits	3,461,305	2,559,276
Policy claims	112,659	(9,148)
Other policy liabilities	(10,594)	(2,356)
Other liabilities	(1,420,117)	175,220
Net cash provided by operating activities	3,767,070	2,892,309

Investing activities
Purchases of fixed maturity securities	(37,123,963)	(23,740,124)
Maturities of fixed maturity securities	2,114,000	5,649,000
Sales of fixed maturity securities	6,685,624	8,813,534
Purchases of equity securities	(806,537)	(154,078)
Sales of equity securities	533,817	205,080
Reinsurance assumption	64,935	-
Purchases of mortgage loans	(29,780,501)	(26,905,225)
Payments on mortgage loans	9,882,604	7,667,843
Purchases of other long-term investments	(12,476,814)	(2,221,728)
Collections on other long-term investments	4,569,831	3,826,344
Loans repaid for premiums financed	61	19,000
Sales of real estate	7,083,246	36,000
Purchases of real estate	-	(2,817,857)
Purchases of furniture and equipment	-	(5,580)
Net cash used in investing activities	(49,253,697)	(29,627,791)

Financing activities
Policyholders' account deposits	59,274,275	30,767,062
Policyholders' account withdrawals	(10,783,332)	(8,396,532)
Purchases of treasury stock	(38,643)	(161,573)
Proceeds from issuance of notes payable	-	4,076,473
Repayment of notes payable	(4,076,473)	-
Net cash provided by financing activities	44,375,827	26,285,430

Decrease in cash and cash equivalents	(1,110,800)	(450,052)
Cash and cash equivalents, beginning of period	10,158,386	10,608,438
Cash and cash equivalents, end of period	$9,047,586	$10,158,386

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

In conjunction with this 2015 reinsurance assumption transaction, the cash and non-cash impact on operating, investing and financing activities is summarized as follows:

Year Ended December 31, 2015
Cash used in reinsurance assumption	$-
Cash provided in reinsurance assumption	64,935

Increase in cash from reinsurance assumption	64,935

Fair value of assets acquired in reinsurance assumption (excluding cash)
Available-for-sale fixed maturity securities	3,534,093
Policy loans	5,794
Accrued investment income	37,867
Due premiums	2,150

Total fair value of assets acquired (excluding cash)	3,579,904

Fair value of liabilities assumed in reinsurance assumption
Policyholders' account balances	2,966,827
Future policy benefits	89,089

Total fair value of liabilities assumed	3,055,916

Fair value of net assets acquired in reinsurance assumption (excluding cash)	523,988

Fair value of net assets acquired in reinsurance assumption (including cash)	$588,923

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life products and annuity contracts to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense and accidental death and dismemberment products and annuity contracts. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products and contracts are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

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

The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital. As a result, the Company’s accumulated earnings as of December 31, 2015, as shown in the consolidated statement of financial position was negatively impacted in 2011 ($2,428,328) and 2012 ($2,841,810) and all periods thereafter by the $5,270,138 charge from the two stock dividends.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

Investment real estate in buildings held for the production of income is carried at cost less accumulated depreciation. Depreciation on investment real estate in buildings held for the production of income is calculated over an estimated useful life of 19 years. Investment real estate in land held for both the production of income and for sale is carried at cost.

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

December 31, 2015 and 2014

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

To the extent that realized gains and losses on fixed income securities result in adjustments to deferred acquisition costs related to insurance and annuity products, such adjustments are reflected as a component of the amortization of deferred acquisition costs. Deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income (Loss)” in the shareholders’ equity section of the statement of financial position.

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

December 31, 2015 and 2014

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

Value of Insurance Business Acquired

As a result of the Company’s purchases of FLAC and FBLIC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under Financial Accounting Standards Board (“FASB”) guidance.  The value of acquired insurance in force is amortized primarily over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.

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

As of December 31, 2015 and 2014, there was $2,451,678 and $2,065,464, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $341,453 in 2016, $330,587 in 2017, $310,821 in 2018, $281,462 in 2019 and $255,833 in 2020.

Other Assets and Other Liabilities

Other assets consist primarily of recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables and loans from premium financing .

Other liabilities consist primarily of accrued expenses, accounts payable, deposits on pending policy applications, and unearned investment income.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

1. Organization and Significant Accounting Policies (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.25% to 4.50%. Interest crediting rates for deposit-type liabilities range from 2.50% to 4.00%.

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

Federal Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under U.S. GAAP and balances determined using tax bases. A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.

Common Stock

Common stock is fully paid, non-assessable and has a par value of $.01 per share.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Accumulated Other Comprehensive Income (Loss)

FASB guidance requires the inclusion of unrealized gains or losses on available-for-sale securities, net of tax, as a component of other comprehensive income (loss).  Unrealized gains and losses recognized in accumulated other comprehensive income (loss) that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.

In addition, deferred acquisition costs related to limited-payment long-duration insurance and annuity contracts are also adjusted, net of tax, for the change in amortization that would have been recorded if the unrealized gains (losses) from available-for-sale securities had actually been realized. This adjustment is included in the change in net unrealized appreciation (depreciation) on available-for-sale securities, a component of “Accumulated Other Comprehensive Income (loss)” in the shareholders’ equity section of the statement of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2015 and 2014 were 7,804,566 and 7,831,108 respectively.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2015 through the date that these financial statements have been issued.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

1. Organization and Significant Accounting Policies (continued)

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

December 31, 2015 and 2014

1. Organization and Significant Accounting Policies (continued)

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance regarding financial instruments. This guidance intends to enhance reporting for financial instruments and addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The significant amendments in this update generally require equity investments to be measured at fair value with changes in fair value recognized in net income, require the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This guidance also intends to enhance the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss).

As of December 31, 2015, the fair value of the Company’s available-for-sale equity securities is $892,800 reflecting a cost of $790,215, gross unrealized gains of $123,231 and gross unrealized losses of $20,646. The gross unrealized loss of $20,646 as of December 31, 2015 consists of three available-for-sale equity securities that have a fair value of $225,630 and a cost of $246,276. As of December 31, 2015, the Company has a deferred tax related to available-for-sale securities of $663,953 for which the Company has analyzed and determined that there is no need for a valuation allowance. The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods and the existence of a deferred tax asset related to available-for-sale securities in future periods that have not yet been fully assessed.

Leases

In February 2016, the FASB issued updated guidance regarding leases that generally requires the lessee and lessor to recognize lease assets and lease liabilities on the statement of financial position.

A lessee should recognize on the statement of financial position a liability to make lease payments and an asset representing its right-to-use the underlying assets for the lease term. Optional payments to extend the lease or purchase the underlying leased asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise the option(s). If the lease has a term of 12 months or less, a lessee can make an election to recognize lease expenses for such leases on a straight-line basis over the lease term. There is a differentiation between finance leases and operating leases for the lessee in the statements of operations and cash flows. Finance leases recognize interest on the lease liability separately from the right-to-use the asset whereas an operating lease recognizes a single lease cost allocated over the lease term on a generally straight-line basis. All cash payments are within operating activities in the statement of cash flows except finance leases classify repayments of the principal portion of the lease liability within financing activities.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

1. Organization and Significant Accounting Policies (continued)

The accounting applied by the lessor is largely unchanged from that applied under previous U.S. GAAP. Key aspects of the lessor accounting model, however, were aligned with the revenue recognition guidance of Codification Topic 606. The previous accounting model for leverage leases continues to apply only to those leveraged leases that commenced before the effective date of Codification Update 2016-02 Leases (Topic 842).

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance is to be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2015 and 2014 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,161	$136,190	$108,597	$2,820,754
States and political subdivisions	8,993,848	61,592	102,835	8,952,605
Residential mortgage-backed securities	49,980	43,846	-	93,826
Corporate bonds	109,164,942	1,820,894	4,234,897	106,750,939
Foreign bonds	17,026,524	185,225	1,273,846	15,937,903
Total fixed maturity securities	138,028,455	2,247,747	5,720,175	134,556,027

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	335,554	-	10,613	324,941
Corporate preferred stock	259,993	6,035	990	265,038
Corporate common stock	194,668	117,196	9,043	302,821
Total equity securities	790,215	123,231	20,646	892,800

Total fixed maturity and equity securities	$138,818,670	$2,370,978	$5,740,821	$135,448,827

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Fixed maturity securities
U.S. government and U.S. government agencies	$2,650,994	$168,071	$69,052	$2,750,013
States and political subdivisions	1,184,034	20,982	863	1,204,153
Residential mortgage-backed securities	68,242	62,193	-	130,435
Corporate bonds	92,367,191	3,711,276	885,169	95,193,298
Foreign bonds	11,141,861	426,197	194,528	11,373,530
Total fixed maturity securities	107,412,322	4,388,719	1,149,612	110,651,429

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities
Mutual funds	80,879	2,586	-	83,465
Corporate preferred stock	254,502	3,273	1,700	256,075
Corporate common stock	184,214	147,603	-	331,817
Total equity securities	519,595	153,462	1,700	671,357

Total fixed maturity and equity securities	$107,931,917	$4,542,181	$1,151,312	$111,322,786

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2015 and 2014 are summarized as follows:

		Unrealized	Number of
December 31, 2015	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$381,592	$20,006	2
States and political subdivisions	5,422,934	102,835	26
Corporate bonds	46,907,532	2,646,997	186
Foreign bonds	9,155,830	879,659	40
Total less than 12 months	61,867,888	3,649,497	254
More than 12 months
U.S. government and U.S. government agencies	1,041,409	88,591	2
Corporate bonds	5,646,642	1,587,900	31
Foreign bonds	489,008	394,187	3
Total more than 12 months	7,177,059	2,070,678	36
Total fixed maturity securities	69,044,947	5,720,175	290
Equity securities
Less than 12 months
Mutual funds	74,547	10,613	1
Corporate preferred stock	109,279	990	1
Corporate common stock	41,804	9,043	1
Total equity securities	225,630	20,646	3
Total fixed maturity and equity securities	$69,270,577	$5,740,821	293

		Unrealized	Number of
December 31, 2014	Fair Value	Loss	Securities
Fixed maturity securities
Less than 12 months
Corporate bonds	$12,258,681	$477,590	47
Foreign bonds	3,446,676	194,528	16
Total less than 12 months	15,705,357	672,118	63
More than 12 months
U.S. government and U.S. government agencies	1,360,948	69,052	3
States and political subdivisions	105,569	863	1
Corporate bonds	2,761,555	407,579	14
Total more than 12 months	4,228,072	477,494	18
Total fixed maturity securities	19,933,429	1,149,612	81
Equity securities
Greater than 12 months
Corporate preferred stock	48,300	1,700	1
Total equity securities	48,300	1,700	1
Total fixed maturity and equity securities	$19,981,729	$1,151,312	82

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

As of December 31, 2015, the Company held 290 available-for-sale fixed maturity securities with an unrealized loss of $5,720,175, fair value of $69,044,947 and amortized cost of $74,765,122. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2015 coupled with a downturn in the Chinese economy, decreases in the value of commodities and a drop in oil prices. The ratio of the fair value to the amortized cost of these 290 securities is 92%. The Company has recorded an other-than-temporary impairment during 2015.  During 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $502,013 for the year ended December 31, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments during 2015.

As of December 31, 2014, the Company held 81 available-for-sale fixed maturity securities with an unrealized loss of $1,149,612, fair value of $19,933,429 and amortized cost of $21,083,041. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2014. The ratio of the fair value to the amortized cost of these 81 securities is 95%.

As of December 31, 2015, the Company has three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is 92%.

As of December 31, 2014, the Company held one available-for-sale equity security with an unrealized loss of $1,700, fair value of $48,300 and cost of $50,000. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 94% and 95% investment grade as rated by Standard & Poor’s as of December 31, 2015 and December 31, 2014, respectively.

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

Based on management’s review, the Company experienced one other-than-temporary impairment during the year ended December 31, 2015. There were no impairments during the year ended December 31, 2014. Except for one other-than-temporary impairment recorded during 2015, management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Management also impaired one mortgage loan on real estate investment that is in foreclosure and reduced that investment by $23,737 from its carrying value to its net realizable value expected at the time of ultimate resale.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014
Unrealized appreciation (depreciation) on available-for-sale securities	$(3,369,843)	$3,390,869
Adjustment to deferred acquisition costs	50,073	(36,440)
Deferred income (taxes) benefit	663,953	(670,886)

Net unrealized appreciation (depreciation) on available-for-sale securities	$(2,655,817)	$2,683,543

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2015, by contractual maturity, are summarized as follows:

	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$6,419,503	$6,484,113
Due in one year through five years	33,175,207	33,930,607
Due after five years through ten years	51,302,532	48,620,222
Due after ten years	47,081,233	45,427,259
Due at multiple maturity dates	49,980	93,826

	$138,028,455	$134,556,027

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2015 and 2014 are summarized as follows:

	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2015	2014	2015	2014	2015	2014	2015	2014
Proceeds	$8,799,624	$14,462,534	$533,817	$205,080	$9,882,604	$7,667,843	$7,083,246	$36,000
Gross realized gains	262,209	799,509	996	21,400	112,537	218,504	390,202	-
Gross realized losses	(78,378)	(3,368)	(2,898)	(18,500)	-	-	-	-
Other income	-	-	-	-	-	-	-	3,047
Loss on other-than-temporary impairment	(502,013)	-	-	-	(23,737)	-	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2015 and 2014 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(6,711,535)	$1,028,219
Equity securities	(49,177)	2,026

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	183,831	796,141
Equity securities	(1,902)	2,900
Mortgage loans on real estate	112,537	218,504
Investment real estate	390,202	-

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans

Retail stores	$1,272,881	2.17%	$1,635,412	4.23%
Office buildings	191,774	0.32%	327,181	0.85%

Total commercial mortgage loans	1,464,655	2.49%	1,962,593	5.08%

Residential mortgage loans	57,310,263	97.51%	36,687,140	94.92%

Total mortgage loans	$58,774,918	100.00%	$38,649,733	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of December 31, 2015 and 2014 are summarized as follows:

	As of December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio	2015	2014	2015	2014	2015	2014
Over 70% to 80%	$15,058,997	$9,049,051	$-	$-	$15,058,997	$9,049,051
Over 60% to 70%	21,749,312	11,129,632	439,250	938,703	22,188,562	12,068,335
Over 50% to 60%	9,700,752	6,176,648	658,693	201,352	10,359,445	6,378,000
Over 40% to 50%	8,553,256	7,734,658	-	409,338	8,553,256	8,143,996
Over 30% to 40%	1,430,835	1,635,865	366,712	405,152	1,797,547	2,041,017
Over 20% to 30%	159,930	448,381	-	-	159,930	448,381
Over 10% to 20%	650,688	87,634	-	-	650,688	87,634
10% or less	6,493	425,271	-	8,048	6,493	433,319
Total	$57,310,263	$36,687,140	$1,464,655	$1,962,593	$58,774,918	$38,649,733

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Arizona	$977,946	1.66%	$1,194,135	3.09%
California	4,164,249	7.09%	6,266,726	16.20%
Colorado	914,802	1.56%	1,344,965	3.47%
Connecticut	273,369	0.47%	253,935	0.66%
Florida	7,014,486	11.93%	4,010,323	10.37%
Georgia	8,238,987	14.02%	6,550,527	16.94%
Illinois	6,765,802	11.51%	839,171	2.17%
Indiana	451,539	0.77%	477,625	1.24%
Kentucky	207,133	0.35%	211,621	0.55%
Louisiana	336,896	0.57%	364,485	0.94%
Michigan	500,148	0.85%	533,109	1.38%
Minnesota	222,271	0.38%	223,924	0.58%
Missouri	2,890,674	4.92%	2,484,821	6.42%
New York	484,202	0.82%	492,009	1.27%
North Carolina	1,011,167	1.72%	602,876	1.56%
Ohio	386,740	0.66%	381,280	0.99%
Pennsylvania	237,978	0.40%	247,847	0.64%
South Carolina	1,334,346	2.27%	1,157,630	3.00%
Tennessee	1,360,719	2.32%	679,041	1.76%
Texas	19,001,668	32.33%	7,875,756	20.37%
Utah	277,440	0.47%	528,271	1.37%
Washington	699,963	1.19%	833,637	2.16%
All other states	1,022,393	1.74%	1,096,019	2.87%
	$58,774,918	100.00%	$38,649,733	100.00%

There were five loans with a remaining principal balance of $531,026 that were more than 90 days past due as of December 31, 2015. There were six loans with a remaining principal balance of $431,072 that were more than 90 days past due as of December 31, 2014.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

There were three mortgage loans in default and in the foreclosure process with a remaining principal balance of $196,606 as of December 31, 2015. There were no mortgage loans in default or in the foreclosure process as of December 31, 2014.

The principal balances of the 650 residential mortgage loans owned by the Company as of December 31, 2015 that aggregated to $57,310,263 ranged from a low of $6,251 to a high of $876,540 and the interest rates ranged from 5.00% to 18.34%. The principal balances of the five commercial mortgage loans owned by the Company as of December 31, 2015 that aggregated to $1,464,655 ranged from a low of $122,449 to a high of $469,265 and the interest rates ranged from 5.75% to 8.25%.

The principal balances of the 471 residential mortgage loans owned by the Company as of December 31, 2014 that aggregated to $36,687,140 ranged from a low of $2,760 to a high of $669,982 and the interest rates ranged from 5.71% to 16.07%. The principal balances of the eight commercial mortgage loans owned by the Company as of December 31, 2014 that aggregated to $1,962,593 ranged from a low of $8,048 to a high of $483,558 and the interest rates ranged from 5.75% to 8.25%.

There are allowances for losses on mortgage loans of $183,348 and $126,466 as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $534,330 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2014, $540,049 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Investment real estate

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-fourth of this land. This building and land on one of the four lots is held for the production of income. The other three lots of land owned in Topeka, Kansas are held for sale. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. This land is held for sale.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot retail building on approximately 8% of this land. Also in December 2013, TLIC purchased another acre of land in Norman, Oklahoma that included a 9,100 square foot retail building on approximately 18% of this land. These buildings and land were held for sale.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land. Also in February 2014, TLIC purchased three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land. These buildings and land were held for sale.

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. The Company recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

The Company’s investment real estate as of December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015	December 31, 2014
Land - held for the production of income	$213,160	$827,315
Land - held for sale	750,047	1,420,323
Total land	963,207	2,247,638
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(904,206)	(758,718)
Buildings net of accumulated depreciation	1,363,351	1,508,839
Building - held for sale	-	5,408,613
Total buildings	1,363,351	6,917,452
Investment real estate, net of accumulated depreciation	$2,326,558	$9,165,090

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $31,566,927 and $21,781,925 as of December 31, 2015 and 2014, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2015 are summarized as follows:

	December 31, 2015
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,910,387	$3,962,594
Due in one year through five years	11,705,829	12,637,918
Due in five years through ten years	8,716,004	10,384,569
Due after ten years	7,234,707	10,770,908
	$31,566,927	$37,755,989

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage
Arizona	$79,461	0.25%	$113,926	0.52%
California	4,133,665	13.09%	1,360,137	6.23%
Connecticut	908,327	2.88%	579,458	2.66%
Florida	135,379	0.43%	175,745	0.81%
Georgia	984,152	3.12%	968,348	4.45%
Illinois	614,640	1.95%	512,969	2.36%
Indiana	918,855	2.91%	343,578	1.58%
Kentucky	54,412	0.17%	78,205	0.36%
Maine	270,767	0.86%	300,279	1.38%
Massachusetts	5,188,885	16.44%	4,050,751	18.59%
Michigan	320,497	1.02%	332,262	1.53%
New York	14,213,676	45.02%	10,560,634	48.47%
Ohio	260,406	0.82%	298,003	1.37%
Pennsylvania	437,920	1.39%	363,070	1.67%
Texas	2,734,028	8.66%	1,251,834	5.75%
Virginia	-	0.00%	175,797	0.81%
Washington	311,857	0.99%	316,929	1.46%
	$31,566,927	100.00%	$21,781,925	100.00%

Major categories of net investment income for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014

Fixed maturity securities	$5,542,312	$4,585,375
Equity securities	39,329	41,127
Other long-term investments	1,877,725	1,605,470
Mortgage loans	4,492,150	2,479,552
Policy loans	101,344	102,675
Real estate	449,034	788,087
Short-term and other investments	12,278	166,298

Gross investment income	12,514,172	9,768,584

Investment expenses	(1,278,830)	(1,085,577)

Net investment income	$11,235,342	$8,683,007

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities and foreign debt securities.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014 is summarized as follows:

December 31, 2015	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,820,754	$-	$2,820,754
States and political subdivisions	-	8,952,605	-	8,952,605
Residential mortgage-backed securities	-	93,826	-	93,826
Corporate bonds	-	106,750,939	-	106,750,939
Foreign bonds	-	15,937,903	-	15,937,903

Total fixed maturity securities	$-	$134,556,027	$-	$134,556,027

Equity securities, available-for-sale
Mutual funds	$-	$324,941	$-	$324,941
Corporate preferred stock	211,278	53,760	-	265,038
Corporate common stock	256,321	-	46,500	302,821

Total equity securities	$467,599	$378,701	$46,500	$892,800

December 31, 2014	Level 1	Level 2	Level 3	Total
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,750,013	$-	$2,750,013
States and political subdivisions	-	1,204,153	-	1,204,153
Residential mortgage-backed securities	-	130,435	-	130,435
Corporate bonds	-	95,193,298	-	95,193,298
Foreign bonds	-	11,373,530	-	11,373,530

Total fixed maturity securities	$-	$110,651,429	$-	$110,651,429

Equity securities, available-for-sale
Mutual funds	$3,592	$79,873	$-	$83,465
Corporate preferred stock	203,999	52,076	-	256,075
Corporate common stock	285,317	-	46,500	331,817

Total equity securities	$492,908	$131,949	$46,500	$671,357

As of December 31, 2015 and 2014, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2014, additional investments in one of the private placement common stocks were purchased and sold.

These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as these small insurance holding companies commences operations.

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

December 31, 2015 and 2014

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of December 31, 2015.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the year ended December 31, 2015 and 2014 is summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Beginning balance	$46,500	$18,000
Purchases	-	32,500
Sales	-	(4,000)
Impairment	-	-
Ending balance	$46,500	$46,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2015 and 2014, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,464,655	$1,486,601	$-	$-	$1,486,601
Residential	57,310,263	57,356,546	-	-	57,356,546
Policy loans	1,486,317	1,486,317	-	-	1,486,317
Short-term investments	599,855	599,855	599,855	-	-
Other long-term investments	31,566,927	37,755,989	-	-	37,755,989
Cash and cash equivalents	9,047,586	9,047,586	9,047,586	-	-
Accrued investment income	2,205,469	2,205,469	-	-	2,205,469
Loans from premium financing	123,824	123,824	-	-	123,824
Total financial assets	$103,804,896	$110,062,187	$9,647,441	$-	$100,414,746
Financial liabilities
Policyholders' account balances	$197,688,616	$179,233,152	$-	$-	$179,233,152
Policy claims	714,928	714,928	-	-	714,928
Total financial liabilities	$198,403,544	$179,948,080	$-	$-	$179,948,080

	December 31, 2014
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,962,593	$2,000,041	$-	$-	$2,000,041
Residential	36,687,140	38,613,679	-	-	38,613,679
Policy loans	1,520,620	1,520,620	-	-	1,520,620
Short-term investments	1,141,199	1,141,199	1,141,199	-	-
Other long-term investments	21,781,925	25,912,178	-	-	25,912,178
Cash and cash equivalents	10,158,386	10,158,386	10,158,386	-	-
Accrued investment income	1,682,906	1,682,906	-	-	1,682,906
Loans from premium financing	123,886	123,886	-	-	123,886
Total financial assets	$75,058,655	$81,152,895	$11,299,585	$-	$69,853,310
Financial liabilities
Policyholders' account balances	$140,554,973	$126,144,182	$-	$-	$126,144,182
Notes payable	4,076,473	4,076,473	-	-	4,076,473
Policy claims	602,269	602,269	-	-	602,269
Total financial liabilities	$145,233,715	$130,822,924	$-	$-	$130,822,924

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Notes Payable

The carrying amounts reported for these liabilities approximate their fair value. These notes payable were issued on March 26, 2014 and repaid on March 11, 2015. The refinancing of those liabilities would have resulted in notes payable yielding approximately the carrying amount as shown in the December 31, 2014 consolidated statement of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

On March 11, 2015, TLIC settled its two notes payable with an aggregate payment to Grand Bank (the creditor) of $4,076,473. TLIC’s $3,009,265 promissory note was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014. TLIC’s $1,067,208 promissory note was collateralized (including assignment of the tenant leases) by a property located in Harrisonville, Missouri purchased for $1,752,397 in February 2014.

When TLIC originated the two promissory notes on March 26, 2014, $106,889 of loan origination fees were capitalized with amortization of the capitalized loan origination fees during the expected 36 month term of the loan. For the year ended December 31, 2014, $26,722 of the loan origination fees were amortized and the unamortized loan origination fees as of December 31, 2014 were $80,167. TLIC incurred $137,581 of interest expense during 2014 on these two notes payable. In connection with the repayments of the two notes payable on March 11, 2015, TLIC expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, TLIC incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

5. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2015 and 2014, these required deposits had amortized costs that totaled $3,989,742 and $3,954,696, respectively. As of December 31, 2015 and 2014, these required deposits had fair values that totaled $4,034,042 and $4,057,740, respectively.

6. Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans

As of December 31, 2015, $534,330 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $21,755,620 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $183,348 allowance for possible loan losses in the remaining $37,019,298 of investments in mortgage loans on real estate as of December 31, 2015.

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

December 31, 2015 and 2014

6. Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans

     (continued)

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $320,996 and $321,244 as of December 31, 2015 and 2014, respectively, are carried net of estimated loan losses of $197,172 and $197,358 as of December 31, 2015 and December 31, 2014, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the years ended December 31, 2015 and 2014 are summarized as follows (excluding $21,755,620 and $12,892,150 of mortgage loans on real estate as of December 31, 2015 and 2014, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Allowance, beginning	$116,604	$50,210	$9,862	$7,985	$197,358	$206,858	$323,824	$265,053
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	(186)	(9,500)	(186)	(9,500)
Provision	59,384	66,394	(2,502)	1,877	-	-	56,882	68,271
Allowance, ending	$175,988	$116,604	$7,360	$9,862	$197,172	$197,358	$380,520	$323,824

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,690	$192,876	$192,690	$192,876
Collectively evaluated for impairment	$175,988	$116,604	$7,360	$9,862	$4,482	$4,482	$187,830	$130,948

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$316,514	$316,762	$316,514	$316,762
Collectively evaluated for impairment	$57,310,263	$36,687,140	$1,464,655	$1,962,593	$4,482	$4,482	$58,779,400	$38,654,215

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

7. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2015 and 2014 are summarized as follows:

	2015	2014

Balance, beginning of year	$9,287,851	$8,172,627
Capitalization of commissions, sales and issue expenses	5,204,940	2,351,163
Amortization	(1,563,625)	(1,212,426)
Deferred acquisition costs allocated to investments	86,513	(23,513)

Balance, end of year	$13,015,679	$9,287,851

8. Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2015 and 2014, TLIC and FBLIC filed combined life insurance company 2014 and 2013 federal tax returns and intend to also file a combined life insurance company 2015 federal tax return for TLIC and FBLIC in 2016.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

The components of total income tax benefit for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014

Current tax expense	$405,546	$63,983
Deferred tax benefit	(830,704)	(546,421)

Total income tax benefit	$(425,158)	$(482,438)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

8. Federal Income Taxes (continued)

A reconciliation of federal income tax benefit computed by applying the federal income tax rate of 34% to income before federal income tax expense for the years ended December 31, 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014
Expected tax expense	$665,567	$490,645

Net operating losses	(692,856)	(558,791)
Small life insurance company deduction	(481,855)	(402,420)
Deferred policy acquisition costs	(423,732)	(128,701)
Due and deferred premiums	(238,547)	(130,736)
Interest Maintenance Reserve	(73,144)	(192,803)
Alternative Minimum Taxes	(34,640)	49,023
Adjustment of prior years' taxes	2,970	(272,300)
Difference in book versus tax basis of available-for-sale fixed maturity securities	17,597	143,907
Value of life insurance business acquired	54,069	57,733
Loading	236,646	128,328
Capital gain taxes	266,528	138,979
Future policy benefits	294,325	207,523
Other	(18,086)	(12,825)

Total income tax benefit	$(425,158)	$(482,438)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

8. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2015 and 2014 are summarized as follows:

	December 31,
	2015	2014
Deferred tax liabilities:
Net unrealized investment gains	$-	$670,886
Available-for-sale fixed maturity securities	315,195	557,148
Deferred policy acquisition costs	2,013,315	1,390,284
Reinsurance recoverable	230,777	238,039
Investment real estate	36,000	51,116
Value of insurance business acquired	1,257,640	1,334,883
Due premiums	23,556	20,840
Mortgage loans	21,444	32,049
Other	7,365	14,264
Total deferred tax liabilities	3,905,292	4,309,509
Deferred tax assets:
Net unrealized investment losses	663,953	-
Policyholders' account balances and future policy benefits	1,554,886	1,144,033
Policy claims	23,658	21,837
Property and equipment	-	21,575
Accrued investment income	10,583	-
Available-for-sale equity securities	59,270	72,454
Alternative minimum tax carryforward	267,383	151,403
Net operating loss carryforward	1,957,917	2,012,179
Net capital loss carryforward	14,450	14,450
Other	11,177	44,020
Total deferred tax assets	4,563,277	3,481,951
Valuation allowance	(691,195)	(1,371,195)
Net deferred tax assets	3,872,082	2,110,756
Net deferred tax liabilities	$33,210	$2,198,753

FTFC has net operating loss carryforwards of $5,610,801 expiring in 2024 through 2033. FTFC has capital loss carryforwards of approximately $42,500 expiring in 2018. During 2015, FTFC utilized $62,403 of the net operating loss carryforward existing as of January 1, 2015 to offset 2015 federal taxable income. During 2014, FTFC utilized $317,222 of the net operating loss carryforward existing as of January 1, 2014 to offset 2014 federal taxable income.

Due to FTFC’s taxable income generated in 2015 and 2014 and FTFC’s projected taxable income in future years, the valuation allowance on FTFC’s net operating loss carryforward was reduced by $2,000,000 during 2015 and $1,695,996 during 2014 since it is probable that a portion of the net operating loss carryforwards will be utilized.

TLIC has net operating loss carry forwards of approximately $251,225, expiring in 2023 that remain from the acquisition of FLAC. The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

8. Federal Income Taxes (continued)

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2012 through 2015 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

9. Reinsurance

TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. TLIC reinsures all amounts of risk on any one life in excess of $75,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”).

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

Effective September 29, 2005, FLAC and Wilton Re executed a binding letter of intent whereby both parties agreed that FLAC would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by FLAC subsequent to January 1, 2005. Wilton Re agreed to provide various commission and expense allowances to FLAC in exchange for FLAC ceding 50% of the applicable premiums to Wilton Re as they were collected. As of June 24, 2006, Wilton Re terminated the reinsurance agreement for new business issued after the termination date.

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsures its accidental death benefit portion of its life policies under a bulk agreement with Optimum Re.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

Reinsurance assumed and ceded amounts for TLIC and FBLIC for 2015 and 2014 are summarized as follows:

	2015	2014
Premiums assumed	$49,173	$39,019
Commissions and expense allowances assumed	117	93
Benefits assumed	54,868	25,331
Reserve credits assumed	56,790	55,448
In force amount assumed	18,384,754	19,456,356

Premiums ceded	385,571	401,283
Commissions and expense allowances ceded	10,530	16,738
Benefits ceded	243,183	166,448
Reserve credits ceded	1,042,395	1,018,480
In force amount ceded	60,400,768	55,884,838

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

10. Property and Equipment

Property and equipment as of December 31, 2015 and 2014 is summarized as follows:

	December 31, 2015	December 31, 2014
Total property and equipment	$20,877	$331,837
Less - accumulated depreciation	(19,928)	(247,836)
Property and equipment net of accumulated depreciation	$949	$84,001

11. Leases

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016 with increases of 2% each twelve month period from October 1, 2016 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $67,961 and $69,886 for the years ended December 31, 2015 and 2014, respectively, under this lease.

The Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease on January 1, 2011 that was fully amortized by September 30, 2015 and reduced incurred rent expense by $25,263 for the year ended December 31, 2014 and by $18,947 for the nine months ended September 30, 2015. The Company also received a $25,000 leasehold improvement allowance from the lessor related to the amended lease on October 1, 2015 that will be amortized over the remaining non-cancellable lease term and reduced incurred rent expense by $1,250 for the three months ended December 31, 2015. The Company also has the right to receive an additional $29,152 leasehold improvement allowance during the term of the amended lease that if and when received will be amortized over the remaining non-cancellable lease term. The future minimum lease payments to be paid under the non-cancellable lease agreement are $102,043, $104,090, $106,189, $108,304 and $82,446 for the years 2016 through 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land.

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

TLIC has also leased 10,000 square feet in the Topeka, Kansas office building under a lease that was renewed during 2006 to run through June 30, 2011 with a 90 day notice to terminate the lease by the lessee. This lease was renewed on June 1, 2011 to run through May 31, 2016. Beginning June, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease agreement calls for minimum monthly base lease payments of $17,750.

This 10,000 square feet lease was renewed on December 21, 2015 to be effective from June 1, 2016 through May 31, 2021 with the lessee’s option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

11. Leases (continued)

The lease agreement includes a $100,044 tenant improvement allowance that is amortized over the first five years of the renewed lease including interest at 5.00%. The lease agreement calls for monthly lease payments of $18,486 quantified as follows: $12,275 for base rent, $4,323 for reimbursement of operating costs and $1,888 for tenant improvements. If the lease continues after the first five years, the monthly lease payments are $17,850 quantified as follows: $13,527 for base rent and $4,323 for reimbursement of operating costs.

Effective August 29, 2005, TLIC executed a lease agreement for 2,500 square feet of the Topeka, Kansas office building. The base lease period commenced on September 1, 2005 and ended on August 31, 2010. The lease automatically renewed on September 1, 2010, for another five years with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020.

Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The lease agreement called for minimum monthly base lease payments of $4,332 through August 31, 2010. The lease payments decreased to $3,100 per month for the period September 1, 2010 through August 31, 2015. The lease payments are $4,236 per month for the period September 1, 2015 through August 31, 2017.

The future minimum lease payments to be paid under the non-cancellable lease agreement are $373,324, $255,716, $221,832, $221,832 and $221,832 for the years 2016 through 2020, respectively.

On March 11, 2015, TLIC sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of both December 31, 2014 and March 11, 2015. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. In addition, simultaneously with these sales, TLIC settled its two notes payable, collateralized by the held-for-sale buildings and land (including assignment of the tenant leases), with an aggregate payment to Grand Bank (the creditor) of $4,076,473. TLIC’s $3,009,265 promissory note was collateralized (including assignment of the tenant leases) by three properties, located in Indiana, Oklahoma and Texas, purchased for $4,940,647 in December 2013 and February 2014.

In December 2013, TLIC purchased one acre of land in Greensburg, Indiana that included a 3,975 square foot building constructed on approximately 8% of this land at a cost of $2,444,203 (including closing costs of $50,516). The building was leased through October 31, 2027 plus four future five year extensions effective on November 1, 2027, November 1, 2032, November 1, 2037 and November 1, 2042. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were as follows: $14,661 in 2014; $14,881 in 2015; $15,104 in 2016; $15,331 in 2017; $15,561 in 2018 and $15,794 in 2019.

In December 2013, TLIC also purchased one acre of land in Norman, Oklahoma that included a 9,100 square foot building constructed on approximately 18% of this land at a cost of $1,519,431 (including closing costs of $37,931). The building was leased through August 31, 2028 plus three future five year extensions on September 1, 2028, September 1, 2033 and September 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,004 through August 31, 2028.

In February 2014, TLIC purchased one acre of land in Houston, Texas that included a 9,195 square foot building constructed on approximately 25% of this land at a cost of $977,013 (including closing costs of $31,063). The building was leased through December 31, 2023 plus four future five year extensions effective on January 1, 2024, January 1, 2029, January 1, 2034 and January 1, 2039. The terms of the lease had the lessee responsible for paying real estate taxes and building insurance. TLIC was responsible for building and ground maintenance. The monthly lease payments were $5,833 through December 31, 2019.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

11. Leases (continued)

TLIC’s $1,067,208 promissory note was collateralized (including assignment of the tenant leases) by the February 2014 TLIC purchase of three-fourths of an acre of land in Harrisonville, Missouri that included a 6,895 square foot building constructed on approximately 20% of this land at a cost of $1,752,397 (including closing costs of $44,864). The building was leased through October 31, 2028 plus three future five year extensions on November 1, 2028, November 1, 2033 and November 1, 2038. The terms of the lease had the lessee responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $9,463 through October 31, 2028.

12. Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Oklahoma Insurance Department. FBLIC is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income for TLIC amounted to $2,191,094 and $2,250,901 for the years ended December 31, 2015 and 2014, respectively. The statutory capital and surplus of TLIC was $10,771,192 and $8,894,804 as of December 31, 2015 and 2014, respectively. The statutory net income for FBLIC amounted to $548,318 and $980,060 for the years ended December 31, 2015 and 2014, respectively. The statutory capital and surplus of FBLIC was $10,308,963 and $10,966,560 as of December 31, 2015 and 2014, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,266,305 in 2016 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $915,147 in 2016 without prior approval. FBLIC paid dividends of $1,000,000 and $1,500,000 to TLIC in 2015 and 2014, respectively. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

13. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31,
	2015	2014
Revenues:
Life insurance operations	$11,847,640	$10,074,767
Annuity operations	9,647,120	7,372,871
Corporate operations	405,894	430,545

Total	$21,900,654	$17,878,183

Income before income taxes:
Life insurance operations	$852,489	$507,717
Annuity operations	935,945	606,317
Corporate operations	169,116	329,039

Total	$1,957,550	$1,443,073

Depreciation and amortization expense:
Life insurance operations	$1,548,725	$1,200,921
Annuity operations	609,732	698,376
Corporate operations	82,324	5,488

Total	$2,240,781	$1,904,785

	December 31,
	2015	2014
Assets:
Life insurance operations	$44,151,860	$44,448,441
Annuity operations	218,172,909	167,947,889
Corporate operations	6,805,073	6,604,838
Total	$269,129,842	$219,001,168

14.          Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $5,957,248 as of December 31, 2015. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts. The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

On June 18, 2015, plaintiffs filed an amended petition. Like the original Petition, the amended Petition asserts claims for breach of contract and anticipatory breach of contract, and alleges that FBLIC breached, and will anticipatorily breach, the Decreasing Term to 95 policies of insurance by not providing a dividend sufficient to purchase a one year term life insurance policy which would keep the death benefit under the Decreasing Term to 95 policies the same as that provided during the first year of coverage under the policy. It also asserts claims for negligent misrepresentation, fraud, and violation of the Missouri Merchandising Practices Act (“MMPA”). It alleges that during its sale of the Decreasing Term to 95 policies, FBLIC represented that the owners of these policies would always be entitled to dividends to purchase a one-year term life insurance policy and that the owners would have a level death benefit without an increase in premium.

The main difference between the original Petition and the amended Petition is that the amended Petition also seeks equitable relief based on two new theories: that the Decreasing Term to 95 policies should be reformed so that they will provide a level death benefit for a level premium payment until the policyholder reaches 95 years of age; and alternatively, Count VIII of the amended Petition asks the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio; and (3) order that FBLIC return all premiums collected under these policies. FBLIC has moved to dismiss Count VIII of the amended Petition. No hearing has been held or ruling made on this Motion.

FBLIC denies the allegations in the amended Petition and will continue to defend against them.

On February 1, 2016, the plaintiffs asked that the Court certify the case as a class action. With their motion, Plaintiffs filed an affidavit from an actuary stating the opinion that FBLIC has collected at least $2,548,939 in premiums on the Decreasing Term to 95 policies. This presumably is the amount that Plaintiffs will seek to be refunded to policyholders if the policies are declared void. FBLIC intends to oppose the request for class certification, as well as to defend vigorously against the individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

15.      Contingent Liabilities (continued)

On May 13, 2015, FBLIC filed a Counterclaim against Doyle Nimmo seeking indemnity and seeking damages for breach of fiduciary duty in the event FBLIC is liable under Plaintiffs’ underlying claims. In addition, on April 29, 2015, TLIC filed a lawsuit against Doyle Nimmo and Michael Teel alleging that they were liable for violations of federal and state securities laws for failing to disclose information relating to the Decreasing Term to 95 policies. This lawsuit is currently pending in the District Court for the Western District of Missouri (hereinafter the “Federal Lawsuit”). No claims have been made against TLIC in the Federal Lawsuit.

On September 28, 2015, Doyle Nimmo filed a Third-Party Petition for Declaratory Judgment (and Other Relief) against FBLIC. In this Third-Party Petition, Doyle Nimmo, a former director for FBLIC, seeks a declaratory judgment that the corporate by-laws of FBLIC require FBLIC to indemnify him for attorney’s fees, judgments, costs, fines, and amounts paid in defense of both the Counterclaim and the Federal Lawsuit and seeks a monetary judgment for the amounts expended by Doyle Nimmo in such defense. Prior to Doyle Nimmo’s filing of the Third-Party Petition, FBLIC’s Board of Directors executed a Unanimous Written Consent in Lieu of a Special Meeting in which it denied Doyle Nimmo’s tender of defense and request for indemnification finding Mr. Nimmo did not meet the applicable standard of conduct for indemnification under Missouri law. FBLIC intends to vigorously defend the Third-Party Petition on these grounds. The Company is unable to determine the potential magnitude of the claims in the event Doyle Nimmo prevails on his Third-Party Petition.

As stated above, FBLIC filed a Counterclaim and TLIC filed the Federal Lawsuit against Doyle Nimmo. Doyle Nimmo submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit is pending in the District Court for the Western District of Missouri and asks the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company does not seek a monetary judgment against FBLIC or TLIC.

In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period. These assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations.

16. Related Party Transactions

In 2014, the Company repurchased 39,946 shares of its common stock at a cost of $161,573 from a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and the former Chairman of the Board of Directors. In 2015, the Company repurchased 9,425 shares of its common stock at a cost of $38,643 from the former Chairman of the Board of Directors. These items are included as treasury stock transactions in the consolidated statements of financial position and in the consolidated statements of changes in shareholders’ equity.

In April 2014, the Company loaned $203,750 to the former Chairman of the Board of Directors with $3,750 representing interest from a previous $75,000 loan. The loan had a term of one year and had a contractual interest rate of 5.00%. The loan was collateralized by 53,000 shares of the Company’s Class A common stock owned by the former Chairman. On April 15, 2015, the Company increased the loan to $400,000 by loaning an additional $196,250 through a cash disbursement of $186,250 and $10,000 representing interest from the previous $200,000 loan. The 2015 loan has a term of one year and has a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A common stock owned by the former Chairman. This loan is included in other assets in the consolidated statements of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

17. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31, 2015 and 2014
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(5,664,636)	69,210	(5,595,426)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	(256,066)	-	(256,066)
Other comprehensive loss	(5,408,570)	69,210	(5,339,360)
Balance as of December 31, 2015	$(2,695,876)	$40,059	$(2,655,817)

Balance as of January 1, 2014	$1,888,498	$(10,341)	$1,878,157
Other comprehensive income before reclassifications, net of tax	1,463,429	(18,810)	1,444,619
Less amounts reclassified from accumulated other comprehensive income, net of tax	639,233	-	639,233
Other comprehensive income	824,196	(18,810)	805,386
Balance as of December 31, 2014	$2,712,694	$(29,151)	$2,683,543

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(7,080,796)	$(1,416,160)	$(5,664,636)
Less reclassification adjustment for net losses included in income	(320,084)	(64,018)	(256,066)
Net unrealized losses on investments	(6,760,712)	(1,352,142)	(5,408,570)
Adjustment to deferred acquisition costs	86,513	17,303	69,210
Total other comprehensive loss	$(6,674,199)	$(1,334,839)	$(5,339,360)

	Year Ended December 31, 2014
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,829,286	$365,857	$1,463,429
Less reclassification adjustment for gains included in income	799,041	159,808	639,233
Net unrealized gains on investments	1,030,245	206,049	824,196
Adjustment to deferred acquisition costs	(23,513)	(4,703)	(18,810)
Total other comprehensive income	$1,006,732	$201,346	$805,386

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

17. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the years ended December 31, 2015 and 2014 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(320,084)	$799,041
Income tax expense (benefit) (b)	(64,018)	159,808
Total reclassification adjustments	$(256,066)	$639,233

(a)	These items appear within net realized investment gains and loss on other-than-temporary impairments in the consolidated statements of operations.

(b)	These items appear within federal income taxes in the consolidated statements of operations.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2015.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2016 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2016 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2016 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2016 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2016 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 10, 2016	By	/s/ Gregg E. Zahn
Gregg E. Zahn President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 10, 2016	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 10, 2016
Gregg E. Zahn Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 10, 2016
William S. Lay Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 10, 2016
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 10, 2016
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 10, 2016
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 10, 2016
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 10, 2016
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 10, 2016
Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

5.2	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 31, 2011.

5.3	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated from Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 filed March 30, 2012.

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

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.16 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference as Exhibit 10.17 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.18 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.19	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2012, incorporated by reference as Exhibit 10.19 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.20	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.21	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.22	Employment Agreement of William S. Lay, dated December 12, 2013, incorporated by reference as Exhibit 10.22 of the Company’s Current Report on Form 8-K filed December 12, 2013.

10.23	Employment Agreement of William S. Lay, dated December 12, 2015, incorporated by reference as Exhibit 10.23 of the Company’s Current Report on Form 8-K filed December 14, 2015.

10.24	Employment Agreement of Jeffrey J. Wood, dated December 23, 2015, incorporated by reference as Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 28, 2015.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

10.25	Employment Agreement of Jeffrey J. Wood, dated February 26, 2016, incorporated by reference as Exhibit 10.25 of the Company’s Current Report on Form 8-K filed February 29, 2016.

17.1	Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.1 of the Company’s Current Report on Form 8-K filed August 9, 2012.

17.2

Addendum 1 dated August 9, 2012 to Resignation Letter of Board of Director Member Shannon B. Young dated August 4, 2012, incorporated by reference as Exhibit 17.2 of the Company’s Current Report on Form 8-K/A filed August 10, 2012.

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

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-1 filed March 31, 2011.

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

23.6	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.6 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form S-1 filed March 30, 2012.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 20, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 20, 2007.

99.4

Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10-K filed on March 31, 2008.

99.5	First Life America Corporation unaudited financial statements for the period ending September 30, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.6	First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.7	Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed January 26, 2009.

99.10	Subscription Agreement, incorporated from Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed June 23, 2010.

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

99.11	Subscription Escrow Agreement, as amended on March 31, 2011, incorporated by reference to the Company’s Form 10-K filed on April 14, 2009.

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