Form 10-Q
period 2016-03-31
First Trinity Financial CORP
filed 2016-05-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2016

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 9, 2016: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2016

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $137,750,882 and $138,028,455 as of March 31, 2016 and December 31, 2015, respectively)	$138,085,852	$134,556,027
Available-for-sale equity securities at fair value (cost: $684,499 and $790,215 as of March 31, 2016 and December 31, 2015, respectively	781,934	892,800
Mortgage loans on real estate	60,931,782	58,774,918
Investment real estate	2,290,186	2,326,558
Policy loans	1,494,578	1,486,317
Short-term investments	50,060	599,855
Other long-term investments	33,000,668	31,566,927
Total investments	236,635,060	230,203,402
Cash and cash equivalents	9,701,242	9,047,586
Accrued investment income	2,274,436	2,205,469
Recoverable from reinsurers	1,252,205	1,243,618
Agents' balances and due premiums	1,136,933	1,070,050
Deferred policy acquisition costs	13,835,212	13,015,679
Value of insurance business acquired	6,198,068	6,288,200
Property and equipment, net	791	949
Other assets	7,498,370	6,054,889
Total assets	$278,532,317	$269,129,842
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$200,756,060	$197,688,616
Future policy benefits	40,826,600	39,464,124
Policy claims	805,429	714,928
Other policy liabilities	73,582	76,554
Total policy liabilities	242,461,671	237,944,222
Deferred federal income taxes	831,228	33,210
Other liabilities	1,735,367	937,367
Total liabilities	245,028,266	238,914,799
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2016 and December 31, 2015 and 7,802,593 outstanding as of March 31, 2016 and December 31, 2015	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of March 31, 2016 and December 31, December 31, 2015)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	337,878	(2,655,817)
Accumulated earnings	5,295,020	4,999,707
Total shareholders' equity	33,504,051	30,215,043
Total liabilities and shareholders' equity	$278,532,317	$269,129,842

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Premiums	$3,192,542	$2,320,314
Net investment income	3,360,203	2,407,560
Net realized investment gains (losses)	(19,151)	424,002
Other income	7,313	4,811
Total revenues	6,540,907	5,156,687
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,358,144	791,311
Death benefits	952,058	918,791
Surrenders	137,726	142,394
Interest credited to policyholders	1,653,720	1,247,890
Dividend, endowment and supplementary life contract benefits	66,058	53,433
Total benefits and claims	4,167,706	3,153,819
Policy acquisition costs deferred	(1,576,209)	(971,951)
Amortization of deferred policy acquisition costs	696,546	394,460
Amortization of value of insurance business acquired	90,132	99,958
Commissions	1,280,086	870,146
Other underwriting, insurance and acquisition expenses	1,534,440	1,230,916
Total expenses	2,024,995	1,623,529
Total benefits, claims and expenses	6,192,701	4,777,348
Income before total federal income tax expense	348,206	379,339
Current federal income tax expense	3,298	74,965
Deferred federal income tax expense (benefit)	49,595	(58,656)
Total federal income tax expense	52,893	16,309
Net income	$295,313	$363,030
Net income per common share basic and diluted	$0.04	$0.05

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$295,313	$363,030
Other comprehensive income
Total net unrealized gains arising during the period	3,779,522	1,085,720
Less net realized investment gains (losses)	(22,726)	22,749
Net unrealized gains	3,802,248	1,062,971
Less adjustment to deferred acquisition costs	60,130	17,489
Other comprehensive income before income tax expense	3,742,118	1,045,482
Income tax expense	748,423	209,095
Total other comprehensive income	2,993,695	836,387
Total comprehensive income	$3,289,008	$1,199,417

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Earnings	Total Shareholders' Equity
Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Comprehensive income:
Net income	-	-	-	-	363,030	363,030
Other comprehensive income	-	-	-	836,387	-	836,387
Balance as of March 31, 2015	$80,502	$28,684,748	$(893,947)	$3,519,930	$2,979,879	$34,371,112

Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	295,313	295,313
Other comprehensive income	-	-	-	2,993,695	-	2,993,695
Balance as of March 31, 2016	$80,502	$28,684,598	$(893,947)	$337,878	$5,295,020	$33,504,051

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$295,313	$363,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	36,530	49,304
Accretion of discount on investments	(375,081)	(229,755)
Net realized investment losses (gains)	19,151	(424,002)
Amortization of policy acquisition cost	696,546	394,460
Policy acquisition cost deferred	(1,576,209)	(971,951)
Mortgage loan origination fees deferred	-	(26,000)
Amortization of loan origination fees	7,251	9,320
Amortization of value of insurance business acquired	90,132	99,958
Provision for deferred federal income tax benefit (expense)	49,595	(58,656)
Interest credited to policyholders	1,653,720	1,247,890
Change in assets and liabilities:
Accrued investment income	(68,967)	(73,833)
Policy loans	(8,261)	59,044
Short-term investments	549,795	(638)
Allowance for mortgage loan losses	6,369	24,603
Recoverable from reinsurers	(8,587)	8,011
Agents' balances and due premiums	(66,883)	(143,165)
Other assets	(1,443,481)	571,783
Future policy benefits	1,362,476	794,590
Policy claims	90,501	69,138
Other policy liabilities	(2,972)	(20,166)
Other liabilities	798,000	1,806,321
Net cash provided by operating activities	2,104,938	3,549,286

Investing activities
Purchases of fixed maturity securities available-for-sale	(2,222,996)	(2,170,526)
Maturities of fixed maturity securities available-for-sale	1,138,000	567,000
Sales of fixed maturity securities available-for-sale	1,136,413	621,229
Purchases of equity securities available-for-sale	(4,552)	(534,687)
Sales of equity securities available-for-sale	108,800	526,284
Purchases of mortgage loans	(3,710,052)	(8,455,196)
Payments on mortgage loans	1,572,244	1,550,599
Purchases of other long-term investments	(2,024,317)	(2,022,600)
Payments on other long-term investments	1,141,454	1,170,576
Sale of real estate	-	7,083,246
Net cash used in investing activities	(2,865,006)	(1,664,075)

Financing activities
Policyholders' account deposits	5,326,249	12,577,187
Policyholders' account withdrawals	(3,912,525)	(2,883,871)
Purchases of treasury stock	-	(38,643)
Repayment of notes payable	-	(4,076,473)
Net cash provided by financing activities	1,413,724	5,578,200

Increase in cash	653,656	7,463,411
Cash and cash equivalents, beginning of period	9,047,586	10,158,386
Cash and cash equivalents, end of period	$9,701,242	$17,621,797

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

March 31, 2016

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2015.

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

March 31, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

 Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to March 31, 2016 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.

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

March 31, 2016

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

March 31, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

March 31, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods and the existence of a deferred tax asset related to available-for-sale securities in future periods that have not yet been fully assessed.

Leases

In February 2016, the FASB issued updated guidance to require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months.  The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).  Both lease classifications require the lessee to record the right-to-use asset and the lease liability based upon the present value of cash flows.  Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset.  Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease.   The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued updated guidance to simplify several aspects of accounting for share-based payment transactions as follows:

Accounting for Income Taxes

Under current accounting guidance, if the deduction for a share-based payment award for tax purposes exceeds, or is less than, the compensation cost recognized for financial reporting purposes, the resulting excess tax benefit, or tax deficiency, is reported as part of additional paid-in capital.  Under the updated guidance, these excess tax benefits, or tax deficiencies, are reported as part of income tax expense or benefit in the income statement.  The updated guidance also removes the requirement to delay recognition of any excess tax benefit when there are no current taxes payable to which the benefit would be applied.  The tax-related cash flows resulting from share-based payments are to be included with other income tax cash flows as an operating activity rather than being reported separately as a financing activity.

Forfeitures

The updated guidance permits an entity to make an accounting policy election to either account for forfeitures when they occur or continue to apply the current method of accruing the compensation cost based on the number of awards that are expected to vest.

Minimum Statutory Tax Withholding Requirements

The updated guidance changes the threshold amount an entity can withhold for taxes when settling an equity award and still qualify for equity classification. A company can withhold up to the maximum statutory tax rates in the employees’ applicable jurisdiction rather than withholding up to the employers’ minimum statutory withholding requirement. The update also clarifies that all cash payments made to taxing authorities on behalf of employees for withheld shares are to be presented in financing activities on the statement of cash flows.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Transition

The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted in any interim period; if early adoption is elected, the entity must adopt all of the amendments in the same reporting period and reflect any adjustments as of the beginning of the fiscal year. The Company has not elected early adoption. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2016 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,351,557	$144,304	$14,870	$3,480,991
States and political subdivisions	8,976,366	286,000	6,566	9,255,800
Residential mortgage-backed securities	42,835	52,056	-	94,891
Corporate bonds	108,249,799	3,211,609	2,756,727	108,704,681
Foreign bonds	17,130,325	345,710	926,546	16,549,489
Total fixed maturity securities	137,750,882	4,039,679	3,704,709	138,085,852
Equity securities
Mutual funds	337,627	-	4,353	333,274
Corporate preferred stock	149,725	6,547	-	156,272
Corporate common stock	197,147	95,459	218	292,388
Total equity securities	684,499	102,006	4,571	781,934
Total fixed maturity and equity securities	$138,435,381	$4,141,685	$3,709,280	$138,867,786

	December 31, 2015
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,161	$136,190	$108,597	$2,820,754
States and political subdivisions	8,993,848	61,592	102,835	8,952,605
Residential mortgage-backed securities	49,980	43,846	-	93,826
Corporate bonds	109,164,942	1,820,894	4,234,897	106,750,939
Foreign bonds	17,026,524	185,225	1,273,846	15,937,903
Total fixed maturity securities	138,028,455	2,247,747	5,720,175	134,556,027
Equity securities
Mutual funds	335,554	-	10,613	324,941
Corporate preferred stock	259,993	6,035	990	265,038
Corporate common stock	194,668	117,196	9,043	302,821
Total equity securities	790,215	123,231	20,646	892,800
Total fixed maturity and equity securities	$138,818,670	$2,370,978	$5,740,821	$135,448,827

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Unrealized Loss	Number of Securities
	March 31, 2016 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$297,129	$2,871	1
States and political subdivisions	889,414	4,910	4
Corporate bonds	25,942,240	1,065,260	101
Foreign bonds	4,795,868	656,355	24
Total less than 12 months	31,924,651	1,729,396	130
More than 12 months
U.S. government and U.S. government agencies	1,118,001	11,999	2
States and political subdivisions	105,458	1,656	1
Corporate bonds	7,609,154	1,691,467	37
Foreign bonds	717,844	270,191	5
Total more than 12 months	9,550,457	1,975,313	45
Total fixed maturity securities	41,475,108	3,704,709	175
Equity securities
Less than 12 months
Mutual funds	82,463	4,353	1
Corporate common stock	51,720	218	1
Total equity securities	134,183	4,571	2
Total fixed maturity and equity securities	$41,609,291	$3,709,280	177

	December 31, 2015
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$381,592	$20,006	2
States and political subdivisions	5,422,934	102,835	26
Corporate bonds	46,907,532	2,646,997	186
Foreign bonds	9,155,830	879,659	40
Total less than 12 months	61,867,888	3,649,497	254
More than 12 months
U.S. government and U.S. government agencies	1,041,409	88,591	2
Corporate bonds	5,646,642	1,587,900	31
Foreign bonds	489,008	394,187	3
Total more than 12 months	7,177,059	2,070,678	36
Total fixed maturity securities	69,044,947	5,720,175	290
Equity securities
Less than 12 months
Mutual funds	74,547	10,613	1
Corporate preferred stock	109,279	990	1
Corporate common stock	41,804	9,043	1
Total equity securities	225,630	20,646	3
Total fixed maturity and equity securities	69,270,577	$5,740,821	293

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

As of March 31, 2016, the Company held 175 available-for-sale fixed maturity securities with an unrealized loss of $3,704,709, fair value of $41,475,108 and amortized cost of $45,179,817. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2016. The ratio of the fair value to the amortized cost of these 175 securities is 92%.

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

As of March 31, 2016, the Company has two available-for-sale equity securities with an unrealized loss of $4,571, fair value of $134,183 and cost of $138,754. The ratio of fair value to cost of these securities is 97%.

As of December 31, 2015, the Company had three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is 92%.

Fixed maturity securities were 93% and 94% investment grade as rated by Standard & Poor’s as of March 31, 2016 and December 31, 2015, respectively.

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

There were no impairments during the three months ended March 31, 2016.

During second quarter and fourth quarter 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of an analysis of the mining corporation’s ability to fulfill its obligations. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $502,013 for the year ended December 31, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments during 2015.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of March 31, 2016 and December 31, 2015, are summarized as follows:

	(Unaudited)
	March 31, 2016	December 31, 2015
Unrealized appreciation (depreciation) on available-for-sale securities	$432,405	$(3,369,843)
Adjustment to deferred acquisition costs	(10,057)	50,073
Deferred income taxes	(84,470)	663,953
Net unrealized appreciation (depreciation) on available-for-sale securities	$337,878	$(2,655,817)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $33,000,668 and $31,566,927 as of March 31, 2016 and December 31, 2015, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2016, by contractual maturity, are summarized as follows:

	March 31, 2016 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,873,426	$7,979,492	$3,609,261	$3,662,690
Due after one year through five years	33,937,097	34,772,880	11,614,289	12,666,031
Due after five years through ten years	49,622,220	48,578,765	9,915,123	12,101,472
Due after ten years	46,275,304	46,659,824	7,861,995	12,526,061
Due at multiple maturity dates	42,835	94,891	-	-
	$137,750,882	$138,085,852	$33,000,668	$40,956,254

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2016	2015	2016	2015	2016	2015	2016	2015
Proceeds	$2,274,413	$1,188,229	$108,800	$526,284	$1,572,244	$1,550,599	$-	7,083,246
Gross realized gains	7,094	25,841	-	996	3,575	11,051	-	390,202
Gross realized losses	(28,352)	(1,192)	(1,468)	(2,896)	-	-	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2016 and 2015 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016	2015
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$3,807,398	$1,067,986
Equity securities	(5,150)	(5,015)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(21,258)	24,649
Equity securities	(1,468)	(1,900)
Mortgage loans on real estate	3,575	11,051
Investment real estate	-	390,202

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016	2015
Fixed maturity securities	$1,567,218	$1,173,781
Equity securities	7,182	11,529
Other long-term investments	547,822	414,242
Mortgage loans	1,353,071	956,144
Policy loans	26,098	25,141
Real estate	91,968	187,588
Short-term and other investments	72,270	48,192
Gross investment income	3,665,629	2,816,617
Investment expenses	(305,426)	(409,057)
Net investment income	$3,360,203	$2,407,560

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2016 and December 31, 2015, these required deposits, included in investment assets, had amortized costs that totaled $4,044,956 and $3,989,742, respectively. As of March 31, 2016 and December 31, 2015, these required deposits had fair values that totaled $4,204,493 and $4,034,042, respectively.

The Company’s mortgage loans by property type as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)
	March 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,253,705	2.06%	$1,272,881	2.17%
Office buildings	188,109	0.31%	191,774	0.32%
Total commercial mortgage loans	1,441,814	2.37%	1,464,655	2.49%
Residential mortgage loans	59,489,968	97.63%	57,310,263	97.51%
Total mortgage loans	$60,931,782	100.00%	$58,774,918	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)
	March 31, 2016	December 31, 2015
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	750,047
Total land	963,207	963,207
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(940,578)	(904,206)
Buildings net of accumulated depreciation	1,326,979	1,363,351
Investment real estate, net of accumulated depreciation	$2,290,186	$2,326,558

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

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri acquired during December 2013 and February 2014 with an aggregate carrying value of $6,693,044 as of March 11, 2015. The Company recorded a gross profit on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

In addition, simultaneously with these sales, the Company settled its two notes payable to Grand Bank (the creditor) originated in March 2014 aggregating $4,076,473. These loans were collateralized by the held for sale buildings and land (including assignment of the tenant leases). In connection with the repayments of the two notes payable, the Company expensed the loan origination fees remaining as of March 11, 2015 of $72,744. During the period from January 1, 2015 to March 11, 2015, the Company incurred interest expense of $35,181 on the two notes payable and amortized $7,423 of loan origination fees.

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

March 31, 2016

(Unaudited)

3. Fair Value Measurements (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2016 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,480,991	$-	$3,480,991
States and political subdivisions	-	9,255,800	-	9,255,800
Residential mortgage-backed securities	-	94,891	-	94,891
Corporate bonds	-	108,704,681	-	108,704,681
Foreign bonds	-	16,549,489	-	16,549,489
Total fixed maturity securities	$-	$138,085,852	$-	$138,085,852

Equity securities, available-for-sale
Mutual funds	$-	$333,274	$-	$333,274
Corporate preferred stock	103,440	52,832	-	156,272
Corporate common stock	245,888	-	46,500	292,388
Total equity securities	$349,328	$386,106	$46,500	$781,934

	December 31, 2015
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,820,754	$-	$2,820,754
States and political subdivisions	-	8,952,605	-	8,952,605
Residential mortgage-backed securities	-	93,826	-	93,826
Corporate bonds	-	106,750,939	-	106,750,939
Foreign bonds	-	15,937,903	-	15,937,903
Total fixed maturity securities	$-	$134,556,027	$-	$134,556,027

Equity securities, available-for-sale
Mutual funds	$-	$324,941	$-	$324,941
Corporate preferred stock	211,278	53,760	-	265,038
Corporate common stock	256,321	-	46,500	302,821
Total equity securities	$467,599	$378,701	$46,500	$892,800

As of March 31, 2016 and December 31, 2015, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as these small insurance holding companies commence operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded as of March 31, 2016.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2016 and December 31, 2015, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	March 31, 2016 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$1,441,814	$1,461,614	$-	$-	$1,461,614
Residential	59,489,968	60,067,718	-	-	60,067,718
Policy loans	1,494,578	1,494,578	-	-	1,494,578
Short-term investments	50,060	50,060	50,060	-	-
Other long-term investments	33,000,668	40,956,254	-	-	40,956,254
Cash and cash equivalents	9,701,242	9,701,242	9,701,242	-	-
Accrued investment income	2,274,436	2,274,436	-	-	2,274,436
Loans from premium financing, net	155,195	155,195	-	-	155,195
Total financial assets	$107,607,961	$116,161,097	$9,751,302	$-	$106,409,795
Financial liabilities
Policyholders' account balances	$200,756,060	$184,429,254	$-	$-	$184,429,254
Policy claims	805,429	805,429	-	-	805,429
Total financial liabilities	$201,561,489	$185,234,683	$-	$-	$185,234,683

	December 31, 2015
Financial assets
Mortgage loans on real estate
Commercial	$1,464,655	$1,486,601	$-	$-	$1,486,601
Residential	57,310,263	57,356,546	-	-	57,356,546
Policy loans	1,486,317	1,486,317	-	-	1,486,317
Short-term investments	599,855	599,855	599,855	-	-
Other long-term investments	31,566,927	37,755,989	-	-	37,755,989
Cash and cash equivalents	9,047,586	9,047,586	9,047,586	-	-
Accrued investment income	2,205,469	2,205,469	-	-	2,205,469
Loans from premium financing, net	123,824	123,824	-	-	123,824
Total financial assets	$103,804,896	$110,062,187	$9,647,441	$-	$100,414,746
Financial liabilities
Policyholders' account balances	$197,688,616	$179,233,152	$-	$-	$179,233,152
Policy claims	714,928	714,928	-	-	714,928
Total financial liabilities	$198,403,544	$179,948,080	$-	$-	$179,948,080

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016	2015
Revenues:
Life insurance operations	$3,745,244	$2,863,686
Annuity operations	2,637,424	2,184,075
Corporate operations	158,239	108,926
Total	$6,540,907	$5,156,687
Income before income taxes:
Life insurance operations	$29,953	$104,371
Annuity operations	228,256	113,320
Corporate operations	89,997	161,648
Total	$348,206	$379,339
Depreciation and amortization expense:
Life insurance operations	$674,547	$345,614
Annuity operations	155,912	194,702
Corporate operations	-	12,726
Total	$830,459	$553,042

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets:
Life insurance operations	$46,577,485	$44,151,860
Annuity operations	225,368,578	218,172,909
Corporate operations	6,586,254	6,805,073
Total	$278,532,317	$269,129,842

5. Federal Income Taxes

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

March 31, 2016

(Unaudited)

6. Legal Matters and Contingent Liabilities

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

March 31, 2016

(Unaudited)

6. Legal Matters and Contingent Liabilities (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, 2016 and 2015 (Unaudited)
	Unrealized Appreciation (Depreciation) on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	3,023,618	(48,104)	2,975,514
Less amounts reclassified from accumulated other comprehensive income, net of tax	(18,181)	-	(18,181)
Other comprehensive income	3,041,799	(48,104)	2,993,695
Balance as of March 31, 2016	$345,923	$(8,045)	$337,878

Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive income before reclassifications, net of tax	868,576	(13,990)	854,586
Less amounts reclassified from accumulated other comprehensive income, net of tax	18,199	-	18,199
Other comprehensive income	850,377	(13,990)	836,387
Balance as of March 31, 2015	$3,563,071	$(43,141)	$3,519,930

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Pretax	Income Tax Expense	Net of Tax
	Three Months Ended March 31, 2016 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,779,522	$755,904	$3,023,618
Reclassification adjustment for net losses included in operations	(22,726)	(4,545)	(18,181)
Net unrealized gains on investments	3,802,248	760,449	3,041,799
Adjustment to deferred acquisition costs	(60,130)	(12,026)	(48,104)
Total other comprehensive income	$3,742,118	$748,423	$2,993,695

	Three Months Ended March 31, 2015 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,085,720	$217,144	$868,576
Reclassification adjustment for net gains included in operations	22,749	4,550	18,199
Net unrealized gains on investments	1,062,971	212,594	850,377
Adjustment to deferred acquisition costs	(17,489)	(3,499)	(13,990)
Total other comprehensive income	$1,045,482	$209,095	$836,387

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2016	2015
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(22,726)	$22,749
Income tax expense (benefit) (b)	(4,545)	4,550
Total reclassification adjustments	$(18,181)	$18,199

(a) These items appear within net realized investment gains (losses) in the consolidated statement of operations.

(b) These items appear within federal income taxes in the consolidated statement of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

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

As of March 31, 2016, $525,696 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $22,649,615 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $189,717 allowance for possible loan losses in the remaining $38,282,167 of investments in mortgage loans on real estate as of March 31, 2016.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

As of December 31, 2015, $525,696 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $21,755,620 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $183,348 allowance for possible loan losses in the remaining $37,019,298 of investments in mortgage loans on real estate as of December 31, 2015.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $347,885 and $320,996 as of March 31, 2016 and December 31, 2015, respectively, are carried net of estimated loan losses of $192,690 and $197,172 as of March 31, 2016 and December 31, 2015, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three months ended March 31, 2016 and 2015 are summarized as follows (excluding $22,649,615 and $15,327,247 of mortgage loans on real estate as of March 31, 2016 and 2015, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$175,988	$116,604	$7,360	$9,862	$197,172	$197,358	$380,520	$323,824
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	6,484	24,791	(115)	(188)	(4,482)	-	1,887	24,603
Allowance, ending	$182,472	$141,395	$7,245	$9,674	$192,690	$197,358	$382,407	$348,427

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$192,690	$192,876	$192,690	$192,876
Collectively evaluated for impairment	$182,472	$141,395	$7,245	$9,674	$-	$4,482	$189,717	$155,551

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$347,885	$316,762	$347,885	$316,762
Collectively evaluated for impairment	$36,840,353	$28,327,150	$1,441,814	$1,925,112	$-	$4,482	$38,282,167	$30,256,744

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2016 and December 31, 2015 are summarized as follows:

			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio			March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Over 70%	to	80%	$14,817,689	$15,058,997	$-	$-	$14,817,689	$15,058,997
Over 60%	to	70%	22,867,066	21,749,312	-	439,250	22,867,066	22,188,562
Over 50%	to	60%	10,396,467	9,700,752	1,085,842	658,693	11,482,309	10,359,445
Over 40%	to	50%	9,014,078	8,553,256	-	-	9,014,078	8,553,256
Over 30%	to	40%	1,483,689	1,430,835	355,972	366,712	1,839,661	1,797,547
Over 20%	to	30%	281,272	159,930	-	-	281,272	159,930
Over 10%	to	20%	623,217	650,688	-	-	623,217	650,688
10%	or	less	6,490	6,493	-	-	6,490	6,493
	Total		$59,489,968	$57,310,263	$1,441,814	$1,464,655	$60,931,782	$58,774,918

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

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of FLAC, included in the life insurance and annuity segments, for $2,500,000 and had additional acquisition related expenses of $195,000. The acquisition of FLAC was financed with the working capital of FTFC.

In late December 2011, TLIC completed its acquisition of 100% of the outstanding stock of FBLIC, also included in the life insurance and annuity segments, for $13,855,129. The acquisition of FBLIC was financed with the working capital of TLIC.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity and equity securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2015.

Recent Accounting Pronouncements

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

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.  The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.  Amortization of debt issuance costs is to be reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Leases

In February 2016, the FASB issued updated guidance to require lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months.  The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease).  Both lease classifications require the lessee to record the right-to-use asset and the lease liability based upon the present value of cash flows.  Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-to-use asset.  Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease.   The accounting by lessors is not significantly changed by the updated guidance.  The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

The updated guidance is effective for reporting periods beginning after December 15, 2018, and will require that the earliest comparative period presented include the measurement and recognition of existing leases with an adjustment to equity as if the updated guidance had always been applied.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued updated guidance to simplify several aspects of accounting for share-based payment transactions as follows:

Accounting for Income Taxes

Under current accounting guidance, if the deduction for a share-based payment award for tax purposes exceeds, or is less than, the compensation cost recognized for financial reporting purposes, the resulting excess tax benefit, or tax deficiency, is reported as part of additional paid-in capital.  Under the updated guidance, these excess tax benefits, or tax deficiencies, are reported as part of income tax expense or benefit in the income statement.  The updated guidance also removes the requirement to delay recognition of any excess tax benefit when there are no current taxes payable to which the benefit would be applied.  The tax-related cash flows resulting from share-based payments are to be included with other income tax cash flows as an operating activity rather than being reported separately as a financing activity.

Forfeitures

The updated guidance permits an entity to make an accounting policy election to either account for forfeitures when they occur or continue to apply the current method of accruing the compensation cost based on the number of awards that are expected to vest.

Minimum Statutory Tax Withholding Requirements

The updated guidance changes the threshold amount an entity can withhold for taxes when settling an equity award and still qualify for equity classification. A company can withhold up to the maximum statutory tax rates in the employees’ applicable jurisdiction rather than withholding up to the employers’ minimum statutory withholding requirement. The update also clarifies that all cash payments made to taxing authorities on behalf of employees for withheld shares are to be presented in financing activities on the statement of cash flows.

Transition

The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted in any interim period; if early adoption is elected, the entity must adopt all of the amendments in the same reporting period and reflect any adjustments as of the beginning of the fiscal year. The Company has not elected early adoption. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument can accelerate the repayment of principal on the debt instrument, a reporting entity does not need to assess whether the contingent event that triggers the ability to exercise the call (put) option is related to interest rates or credit risk in determining whether the option should be accounted for separately.  The updated guidance is effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2016 and 2015

	(Unaudited)
	Three Months Ended March 31, (Unaudited)		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums	$3,192,542	$2,320,314	$872,228	37.6%
Net investment income	3,360,203	2,407,560	952,643	39.6%
Net realized investment gains (losses)	(19,151)	424,002	(443,153)	-104.5%
Other income	7,313	4,811	2,502	52.0%
Total revenues	6,540,907	5,156,687	1,384,220	26.8%
Benefits and claims	4,167,706	3,153,819	1,013,887	32.1%
Expenses	2,024,995	1,623,529	401,466	24.7%
Total benefits, claims and expenses	6,192,701	4,777,348	1,415,353	29.6%
Income before federal income tax expense	348,206	379,339	(31,133)	-8.2%
Federal income tax expense	52,893	16,309	36,584	224.3%
Net income	$295,313	$363,030	$(67,717)	-18.7%
Net income per common share
basic and diluted	$0.04	$0.05	$(0.01)

Consolidated Condensed Financial Position as of March 31, 2016 and December 31, 2015

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 to 2015	2016 to 2015

Investment assets	$236,635,060	$230,203,402	$6,431,658	2.8%
Other assets	41,897,257	38,926,440	2,970,817	7.6%
Total assets	$278,532,317	$269,129,842	$9,402,475	3.5%

Policy liabilities	$242,461,671	$237,944,222	$4,517,449	1.9%
Deferred federal income taxes	831,228	33,210	798,018	2402.9%
Other liabilities	1,735,367	937,367	798,000	85.1%
Total liabilities	245,028,266	238,914,799	6,113,467	2.6%
Shareholders' equity	33,504,051	30,215,043	3,289,008	10.9%
Total liabilities and shareholders' equity	$278,532,317	$269,129,842	$9,402,475	3.5%

Shareholders' equity per common share	$4.29	$3.87	$0.42	10.9%

Results of Operations – Three Months Ended March 31, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums	$3,192,542	$2,320,314	$872,228	37.6%
Net investment income	3,360,203	2,407,560	952,643	39.6%
Net realized investment gains (losses)	(19,151)	424,002	(443,153)	-104.5%
Other income	7,313	4,811	2,502	52.0%
Total revenues	$6,540,907	$5,156,687	$1,384,220	26.8%

The $1,384,220 increase in total revenues for the three months ended March 31, 2016 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Whole life and term first year	$28,133	$21,241	$6,892	32.4%
Whole life and term renewal	671,342	696,839	(25,497)	-3.7%
Final expense first year	756,204	391,821	364,383	93.0%
Final expense renewal	1,358,289	1,144,417	213,872	18.7%
Supplementary contracts with life contingencies	378,574	65,996	312,578	473.6%
Total premiums	$3,192,542	$2,320,314	$872,228	37.6%

The $872,228 increase in premiums for the three months ended March 31, 2016 is primarily due to the following: $364,383 increase in final expense first year premiums, $312,578 increase in supplementary contracts with life contingencies and $213,872 increase in final expense renewal premiums.

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

The increase in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining life instead of a lump sum payment

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities	$1,567,218	$1,173,781	$393,437	33.5%
Equity securities	7,182	11,529	(4,347)	-37.7%
Other long-term investments	547,822	414,242	133,580	32.2%
Mortgage loans	1,353,071	956,144	396,927	41.5%
Policy loans	26,098	25,141	957	3.8%
Real Estate	91,968	187,588	(95,620)	-51.0%
Short-term and other investments	72,270	48,192	24,078	50.0%
Gross investment income	3,665,629	2,816,617	849,012	30.1%
Investment expenses	(305,426)	(409,057)	(103,631)	-25.3%
Net investment income	$3,360,203	$2,407,560	$952,643	39.6%

The $849,012 increase in gross investment income for the three months ended March 31, 2016 is primarily due to the 2015 increases in investment in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since March 31, 2015, we had increased investment in mortgage loans of $15.4 million, fixed maturity securities of $25.6 million and other long term investments of $10.0 million.

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

The $103,631 decrease in investment expenses for the three months ended March 31, 2016 is primarily related to increased 2015 expenses incurred with the sale of investment real estate on March 11, 2015. The 2015 investment real estate sale included expensing the remaining loan origination fees, interest on the note payable and closing costs.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity and equity securities available-for-sale, the sale of buildings and land and the early payoff of mortgage loans on real estate that the Company had acquired at a discount.

Our net realized investment gains (losses) for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Sale proceeds	$2,274,413	$1,188,229	$1,086,184	91.4%
Amortized cost at sale date	2,295,671	1,163,580	1,132,091	97.3%
Net realized gains (losses)	$(21,258)	$24,649	$(45,907)	-186.2%
Equity securities available-for-sale:
Sale proceeds	$108,800	$526,284	$(417,484)	-79.3%
Cost at sale date	110,268	528,184	(417,916)	-79.1%
Net realized losses	$(1,468)	$(1,900)	$432	-22.7%
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$1,572,244	$1,550,599	$21,645	1.4%
Principal collections	1,568,669	1,539,548	29,121	1.9%
Net realized gains	$3,575	$11,051	$(7,476)	-67.6%
Investment real estate:
Sale proceeds	$-	$7,083,246	$(7,083,246)	-100.0%
Carrying value at sale date	-	6,693,044	(6,693,044)	-100.0%
Net realized gains	$-	$390,202	$(390,202)	-100.0%
Net realized investment gains (losses)	$(19,151)	$424,002	$(443,153)	-104.5%

The $443,153 decline in net realized investment gains (losses) is primarily due to the March 11, 2015 real estate sale by TLIC of its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044 as of March 11, 2015. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Benefits and claims
Increase in future policy benefits	$1,358,144	$791,311	$566,833	71.6%
Death benefits	952,058	918,791	33,267	3.6%
Surrenders	137,726	142,394	(4,668)	-3.3%
Interest credited to policyholders	1,653,720	1,247,890	405,830	32.5%
Dividend, endowment and supplementary life contract benefits	66,058	53,433	12,625	23.6%
Total benefits and claims	4,167,706	3,153,819	1,013,887	32.1%
Expenses
Policy acquisition costs deferred	(1,576,209)	(971,951)	(604,258)	62.2%
Amortization of deferred policy acquisition costs	696,546	394,460	302,086	76.6%
Amortization of value of insurance business acquired	90,132	99,958	(9,826)	-9.8%
Commissions	1,280,086	870,146	409,940	47.1%
Other underwriting, insurance and acquisition expenses	1,534,440	1,230,916	303,524	24.7%
Total expenses	2,024,995	1,623,529	401,466	24.7%
Total benefits, claims and expenses	$6,192,701	$4,777,348	$1,415,353	29.6%

The $1,415,353 increase in total benefits, claims and expenses for the three months ended March 31, 2016 is discussed below.

Benefits and Claims

The $1,013,887 increase in benefits and claims for the three months ended March 31, 2016 is primarily due to the following:

●	$566,833 increase in future policy benefits primarily related to the existing policies in force aging one additional year combined with an increase in the number of policies in force.

●

$405,830 increase in interest credited to policyholders is primarily due to an increase of approximately $49.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2015.

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

For the three months ended March 31, 2016 and 2015, capitalized costs were $1,576,209 and $971,951, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2016 and 2015 were $696,546 and $394,460, respectively.

The $604,258 increase in the 2016 acquisition costs deferred primarily relates to increased final expense product sales by appointed agents based upon expansion into additional states and recruiting of additional agents. The $302,086 increase in the 2016 amortization of deferred acquisition costs is primarily due to the growth in the number of final expense policies in force and newly issued policies not being retained by policyholders for the entire first year.

Management has reviewed the accumulation of the deferred policy acquisition costs on the statement of financial position and concluded that the balance is properly accumulated as of both March 31, 2016 and December 31, 2015. The Company, however, is analyzing the actuarial system used to accumulate deferred acquisition costs that are capitalized and amortized. Management has analyzed the statement of operations revealing that commissions incurred have historically been 90% to 95% of the deferred costs capitalized. During the three months ended March 31, 2016, however, the percentage of commissions incurred to deferred costs capitalized in the statement of operations is 81%. During the three months ended March 31, 2015, the percentage of commissions incurred to deferred costs capitalized in the statement of operations is 90% that corresponds with the historical relationship.

The Company will finish this investigation during second quarter 2016 although it appears that 2016 acquisition costs deferred and amortized may have both been overstated by approximately $200,000. These two captions, however, will offset and has no impact on the Company’s total expenses on the statement of operations for the three months ended March 31, 2016.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $90,132 and $99,958 for the three months ended March 31, 2016 and 2015, respectively, resulting in a minimal decrease of $9,826.

Commissions

Our commissions for the three months ended March, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Annuity	$211,649	$262,788	$(51,139)	-19.5%
Whole life and term first year	24,453	17,849	6,604	37.0%
Whole life and term renewal	28,319	31,022	(2,703)	-8.7%
Final expense first year	898,008	461,176	436,832	94.7%
Final expense renewal	117,657	97,311	20,346	20.9%
Total commissions	$1,280,086	$870,146	$409,940	47.1%

The $409,940 increase in commissions for the three months ended March 31, 2016 is primarily due to a $436,832 increase in final expense first year commissions that correspond to the $364,383 increase in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $303,524 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production, increased third party administration fees primarily related to the increased number of policies in force, increased legal fees from contested litigation, increased salaries and benefits due to increased staffing levels, profit bonus paid to the Company’s executive officers, increased agency conference costs and increased allowance for bad debt related to the premium finance business.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2012, 2013 and 2014 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC for 2015 and 2016.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2016 and 2015, current income tax expense was $3,298 and $74,965, respectively. Deferred federal income tax expense (benefit) was $49,595 and ($58,656) for the three months ended March 31, 2016 and 2015, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $295,313 ($0.04 per common share basic and diluted) and $363,030 ($0.05 per common share basic and diluted) for the three months ended March 31, 2016 and 2015, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2016 and 2015 were 7,802,593 and 7,810,467, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Revenues:
Life insurance operations	$3,745,244	$2,863,686	$881,558	30.8%
Annuity operations	2,637,424	2,184,075	453,349	20.8%
Corporate operations	158,239	108,926	49,313	45.3%
Total	$6,540,907	$5,156,687	$1,384,220	26.8%
Income before federal income taxes:
Life insurance operations	$29,953	$104,371	$(74,418)	-71.3%
Annuity operations	228,256	113,320	114,936	101.4%
Corporate operations	89,997	161,648	(71,651)	-44.3%
Total	$348,206	$379,339	$(31,133)	-8.2%

Life Insurance Operations

The $881,558 increase in revenues from Life Insurance Operations for the three months ended March 31, 2016 is primarily due to the following:

●	$872,228 increase in premiums

●	$93,473 increase in net investment income

●	$389 decrease in other income

●	$83,754 decrease in net realized investment gains

The $74,418 decreased profitability from Life Insurance Operations for the three months ended March 31, 2016 is primarily due to the following:

●	$566,833 increase in future policy benefits

●	$461,079 increase in commissions

●	$285,737 increase in other underwriting, insurance and acquisition expenses

●	$83,754 decrease in net realized investment gains

●	$33,267 increase in death benefits

●	$12,625 increase in dividend, endowment and supplementary life contract benefits

●	$389 decrease in other income

●	$4,668 decrease in surrenders

●	$4,913 decrease in amortization of value of insurance business acquired

●	$93,473 increase in net investment income

●	$393,984 increase in policy acquisition costs deferred net of amortization

●	$872,228 increase in premiums

Annuity Operations

The $453,349 increase in revenues from Annuity Operations for the three months ended March 31, 2016 is due to the following:

●	$812,748 increase in net investment income

●	$359,399 decrease in net realized investment gains

The $114,936 increased profitability from Annuity Operations for the three months ended March 31, 2016 is due to the following:

●	$812,748 increase in net investment income

●	$103,177 decrease in other underwriting, insurance and acquisition expenses

●	$51,139 decrease in commissions

●	$4,913 decrease in amortization of value of insurance business acquired

●	$91,812 decrease in policy acquisition costs deferred net of amortization

●	$359,399 decrease in net realized investment gains

●	$405,830 increase in interest credited to policyholders

Corporate Operations

The $49,313 increase in revenues from Corporate Operations for the three months ended March 31, 2016 is primarily due to $46,422 increase in net investment income and $2,891 increase in other income.

The $71,651 decrease in Corporate Operations profitability for the three months ended March 31, 2016 is primarily due to $120,964 of increased operating expenses that exceeded $46,422 increase in net investment income and $2,891 increase in other income.

Consolidated Financial Condition

Our invested assets as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)	December	Amount Change	Percentage Change
	March 31, 2016	31, 2015	2016 less 2015	2016 to 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $137,750,882 and $138,028,455 as of March 31, 2016 and December 31, 2015, respectively)	$138,085,852	$134,556,027	$3,529,825	2.6%
Available-for-sale equity securities at fair value (cost: $684,499 and $790,215 as of March 31, 2016 and December 31, 2015, respectively)	781,934	892,800	(110,866)	-12.4%
Mortgage loans on real estate	60,931,782	58,774,918	2,156,864	3.7%
Investment real estate	2,290,186	2,326,558	(36,372)	-1.6%
Policy loans	1,494,578	1,486,317	8,261	0.6%
Short-term investments	50,060	599,855	(549,795)	-91.7%
Other long-term investments	33,000,668	31,566,927	1,433,741	4.5%
Total investments	$236,635,060	$230,203,402	$6,431,658	2.8%

The $3,529,825 and $1,868,573 increases in fixed maturity available-for-sale securities for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Fixed maturity securities, available-for-sale, beginning	$134,556,027	97.44%	$110,651,429	98.34%
Purchases	2,222,996	1.61%	2,170,526	1.92%
Unrealized appreciation	3,807,398	2.76%	1,067,986	0.95%
Net realized investment gains (losses)	(21,258)	-0.02%	24,649	0.02%
Sales proceeds	(1,136,413)	-0.82%	(621,229)	-0.55%
Maturities	(1,138,000)	-0.82%	(567,000)	-0.50%
Premium amortization	(204,898)	-0.15%	(206,359)	-0.18%
Increase	3,529,825	2.56%	1,868,573	1.66%
Fixed maturity securities, available-for-sale, ending	$138,085,852	100.00%	$112,520,002	100.00%

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

The $110,866 decrease and $1,291 increase in equity securities available-for-sale for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Equity securities, available-for-sale, beginning	$892,800	114.18%	$671,357	99.81%
Purchases	4,552	0.58%	534,687	79.49%
Sales proceeds	(108,800)	-13.91%	(526,284)	-78.24%
Unrealized depreciation	(5,150)	-0.66%	(5,015)	-0.75%
Net realized investment losses	(1,468)	-0.19%	(1,900)	-0.28%
Premium amortization	-	0.00%	(197)	-0.03%
Increase (decrease)	(110,866)	-14.18%	1,291	0.19%
Equity securities, available-for-sale, ending	$781,934	100.00%	$672,648	100.00%

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

The $2,156,864 and $6,929,776 increases in mortgage loans on real estate for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Mortgage loans on real estate, beginning	$58,774,918	96.46%	$38,649,733	84.80%
Purchases	3,710,052	6.08%	8,455,196	18.54%
Capitalization of loan origination fees	-	0.00%	26,000	0.06%
Discount accretion	29,101	0.05%	22,051	0.05%
Net realized investment gains	3,575	0.01%	11,051	0.02%
Payments	(1,572,244)	-2.58%	(1,550,599)	-3.40%
Increase in allowance for bad debts	(6,369)	-0.01%	(24,603)	-0.05%
Amortization of loan origination fees	(7,251)	-0.01%	(9,320)	-0.02%
Increase	2,156,864	3.54%	6,929,776	15.20%
Mortgage loans on real estate, ending	$60,931,782	100.00%	$45,579,509	100.00%

The $36,372 and $6,729,416 decreases in investment real estate for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Investment real estate, beginning	$2,326,558	101.59%	$9,165,090	376.29%
Sales proceeds	-	0.00%	(7,083,246)	-290.82%
Depreciation of building	(36,372)	-1.59%	(36,372)	-1.49%
Net realized investment gains	-	0.00%	390,202	16.02%
Decrease	(36,372)	-1.59%	(6,729,416)	-276.29%
Investment real estate, ending	$2,290,186	100.00%	$2,435,674	100.00%

The $1,433,741 and $1,266,285 increases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Other long-term investments, beginning	$31,566,927	95.66%	$21,781,925	94.51%
Purchases	2,024,317	6.13%	2,022,600	8.77%
Accretion of discount	550,878	1.67%	414,261	1.80%
Payments	(1,141,454)	-3.46%	(1,170,576)	-5.08%
Increase	1,433,741	4.34%	1,266,285	5.49%
Other long-term investments, ending	$33,000,668	100.00%	$23,048,210	100.00%

The $549,795 decrease in short-term investments is due to management’s decision to decrease our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Cash and cash equivalents	$9,701,242	$9,047,586	$653,656	7.2%
Accrued investment income	2,274,436	2,205,469	68,967	3.1%
Recoverable from reinsurers	1,252,205	1,243,618	8,587	0.7%
Agents' balances and due premiums	1,136,933	1,070,050	66,883	6.3%
Deferred policy acquisition costs	13,835,212	13,015,679	819,533	6.3%
Value of insurance business acquired	6,198,068	6,288,200	(90,132)	-1.4%
Property and equipment, net	791	949	(158)	-16.6%
Other assets	7,498,370	6,054,889	1,443,481	23.8%
Assets other than investment assets	$41,897,257	$38,926,440	$2,970,817	7.6%

The $68,967 increase in accrued investment income is due to the $6,431,658 increase in invested assets during 2016.

The $66,883 increase in 2016 agents’ balances and due premiums is primarily due to an $80,772 increase in agents’ balances. This increase is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced nor expects to experience future collection problems.

Our other assets as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Advances to mortgage loan originator	$4,817,245	$3,095,064	$1,722,181	55.6%
Federal and state income taxes recoverable	1,315,472	1,265,453	50,019	4.0%
Notes receivable	551,409	627,503	(76,094)	-12.1%
Accrual of mortgage loan and long-term investment payments due	400,546	662,354	(261,808)	-39.5%
Guaranty funds	189,911	197,812	(7,901)	-4.0%
Loans from premium financing, net	155,195	123,824	31,371	25.3%
Other receivables, prepaid assets and deposits	68,592	82,879	(14,287)	-17.2%
Total other assets	$7,498,370	$6,054,889	$1,443,481	23.8%

There was a $261,808 decrease in the accrual of mortgage loans and long-term investment payments based upon the scheduled timing of investment payments remitted by the third party servicers.

During the three months ended March 31, 2016, the Company increased its advances to one mortgage loan originator who acquires residential mortgage loans for our life companies by $1,722,181.

Our liabilities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Policy liabilities
Policyholders' account balances	$200,756,060	$197,688,616	$3,067,444	1.6%
Future policy benefits	40,826,600	39,464,124	1,362,476	3.5%
Policy claims	805,429	714,928	90,501	12.7%
Other policy liabilities	73,582	76,554	(2,972)	-3.9%
Total policy liabilities	242,461,671	237,944,222	4,517,449	1.9%
Deferred federal income taxes	831,228	33,210	798,018	2402.9%
Other liabilities	1,735,367	937,367	798,000	85.1%
Total liabilities	$245,028,266	$238,914,799	$6,113,467	2.6%

The $3,067,444 and $10,941,206 increases in policyholders’ account balances for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Policyholders' account balances, beginning	$197,688,616	98.47%	$140,554,973	92.78%
Deposits	5,326,249	2.65%	12,577,187	8.30%
Withdrawals	(3,912,525)	-1.95%	(2,883,871)	-1.90%
Interest credited	1,653,720	0.82%	1,247,890	0.82%
Increase	3,067,444	1.53%	10,941,206	7.22%
Policyholders' account balances, ending	$200,756,060	100.00%	$151,496,179	100.00%

During 2016, management made a conscious decision to decrease the production of new annuity contracts by decreasing the interest rate paid to policyholders and the minimum guaranteed interest rate during the contractual period. This intentional reduction in new annuity production is demonstrated by the $7,250,938 decrease in annuity deposits from $12,577,187 to $5,326,249 for the three months ended March 31, 2015 and 2016, respectively. This decision was made so that FTFC’s two life insurance companies, TLIC and FBLIC, can improve their statutory solvency by increasing the ratio of the total statutory adjusted capital to the statutory authorized control level risk-based capital in both TLIC and FBLIC.

The $1,362,476 increase in future policy benefits during the three months ended March 31, 2016 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $798,018 increase in deferred federal income taxes during the three months ended March 31, 2016 was due to $748,423 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $49,595 of operating deferred federal tax expense.

Our other liabilities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Suspense accounts payable	$998,555	$175,134	$823,421	470.2%
Accrued expenses payable	401,674	405,726	(4,052)	-1.0%
Guaranty fund assessments	172,000	172,000	-	0.0%
Unclaimed funds	62,504	45,504	17,000	37.4%
Unearned investment income	47,824	53,945	(6,121)	-11.3%
Unearned revenue	34,321	34,949	(628)	-1.8%
Withholdings payable	17,488	31,015	(13,527)	-43.6%
Other payables	1,001	19,094	(18,093)	-94.8%
Total other liabilities	$1,735,367	$937,367	$798,000	85.1%

The $823,421 increase in suspense accounts payable is primarily due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2016, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2016, we had cash and cash equivalents totaling $9,701,242. As of March 31, 2016, cash and cash equivalents of $4,753,368 and $3,339,878, respectively, of the total $9,701,242 were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,266,305 in 2016 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $915,147 in 2016 without prior approval. FBLIC paid dividends of $1,000,000 in 2015. FBLIC has paid no dividends in 2016. The 2015 dividend is eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $7,115,999 and $5,957,248 as of March 31, 2016 and December 31, 2015, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Net cash provided by operating activities	$2,104,938	$3,549,286	$(1,444,348)	-40.7%
Net cash used in investing activities	(2,865,006)	(1,664,075)	(1,200,931)	72.2%
Net cash provided by financing activities	1,413,724	5,578,200	(4,164,476)	-74.7%
Increase in cash and cash equivalents	653,656	7,463,411	(6,809,755)	-91.2%
Cash and cash equivalents, beginning of period	9,047,586	10,158,386	(1,110,800)	-10.9%
Cash and cash equivalents, end of period	$9,701,242	$17,621,797	$(7,920,555)	-44.9%

The $2,104,938 and $3,549,286 of cash provided by operating activities for the three months ended March 31, 2016 and 2015, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums collected	$3,197,616	$2,315,678	881,938	38.1%
Net investment income collected	3,218,868	3,220,720	(1,852)	-0.1%
Death benefits paid	(870,144)	(841,642)	(28,502)	3.4%
Surrenders paid	(137,726)	(142,394)	4,668	-3.3%
Commissions paid	(1,360,858)	(1,019,274)	(341,584)	33.5%
Other underwriting, insurance and acquisition expenses paid	(1,477,584)	(1,094,255)	(383,329)	35.0%
Taxes paid	(53,317)	(327,619)	274,302	-83.7%
Advances to mortgage loan originator	(1,722,181)	(56,325)	(1,665,856)	2957.6%
Deposited policy applications unissued	823,422	1,496,118	(672,696)	-45.0%
Decrease (increase) in short-term investment	549,794	(638)	550,432	-86274.6%
Other	(62,952)	(1,083)	(61,869)	5712.7%
Increase in cash provided by operating activities	$2,104,938	$3,549,286	$(1,444,348)	-40.7%

Please see the statements of cash flows for the three months ended March 31, 2016 and 2015 for a summary of the components of net cash used in investing activities and provided by financing activities.

Our shareholders’ equity as of March 31, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	March 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2016 and December 31, 2015 and 7,802,593 outstanding as of March 31, 2016 and December 31, 2015)	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,598	-	0.0%
Treasury stock, at cost (247,580 shares as of March 31, 2016 and December 31, 2015)	(893,947)	(893,947)	-	0.00%
Accumulated other comprehensive income (loss)	337,878	(2,655,817)	2,993,695	-112.7%
Accumulated earnings	5,295,020	4,999,707	295,313	5.9%
Total shareholders' equity	$33,504,051	$30,215,043	$3,289,008	10.9%

The increase in shareholders’ equity of $3,289,008 for the three months ended March 31, 2016 is due to $2,993,695 of other comprehensive income (loss) and net income of $295,313.

Equity per common share outstanding increased 10.9% from $3.87 per share as of December 31, 2015 to $4.29 per share as of March 31, 2016, based upon 7,802,593 common shares outstanding as of both March 31, 2016 and December 31, 2015.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2016 or 2015. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $432,405 and ($3,369,843) as of March 31, 2016 and December 31, 2015, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $3,779,522 in unrealized gains arising for the three months ended March 31, 2016 has been offset by the 2016 net realized investment losses of $22,726 originating from the sale and call activity for fixed maturity and equity securities available-for-sale resulting in net unrealized gains on investment of $3,802,248.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies and annuity contracts. We maintain conservative durations in our fixed maturity portfolio. As of March 31, 2016, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 8.8% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2016 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 12, 2016	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 12, 2016	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer