Form 10-Q
period 2016-06-30
First Trinity Financial CORP
filed 2016-08-11
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2016

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 8, 2016: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2016 (Unaudited) and December 31, 2015	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4. Controls and Procedures	67

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults upon Senior Securities	68

Item 4. Mine Safety Disclosures	69

Item 5. Other Information	69

Item 6. Exhibits	69

Signatures	70

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,151,115 and $138,028,455 as of June 30, 2016 and December 31, 2015, respectively)	$138,938,866	$134,556,027
Available-for-sale equity securities at fair value (cost: $678,438 and $790,215 as of June 30, 2016 and December 31, 2015, respectively)	774,269	892,800
Mortgage loans on real estate	64,524,791	58,774,918
Investment real estate	2,452,436	2,326,558
Policy loans	1,522,192	1,486,317
Short-term investments	50,033	599,855
Other long-term investments	37,896,791	31,566,927
Total investments	246,159,378	230,203,402
Cash and cash equivalents	10,806,505	9,047,586
Accrued investment income	2,181,988	2,205,469
Recoverable from reinsurers	1,261,836	1,243,618
Agents' balances and due premiums	1,263,929	1,070,050
Deferred policy acquisition costs	14,955,564	13,015,679
Value of insurance business acquired	6,098,990	6,288,200
Property and equipment, net	633	949
Other assets	10,455,040	6,054,889
Total assets	$293,183,863	$269,129,842
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$207,963,636	$197,688,616
Future policy benefits	42,109,842	39,464,124
Policy claims	859,740	714,928
Other policy liabilities	68,685	76,554
Total policy liabilities	251,001,903	237,944,222
Deferred federal income taxes	1,738,321	33,210
Other liabilities	3,094,212	937,367
Total liabilities	255,834,436	238,914,799
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2016 and December 31, 2015 and 7,802,593 outstanding as of June 30, 2016 and December 31, 2015)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of June 30, 2016 and December 31, 2015)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	3,845,155	(2,655,817)
Accumulated earnings	5,633,119	4,999,707
Total shareholders' equity	37,349,427	30,215,043
Total liabilities and shareholders' equity	$293,183,863	$269,129,842

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Premiums	$3,037,033	$2,325,124	$6,229,575	$4,645,438
Net investment income	3,258,634	2,504,762	6,618,837	4,912,322
Net realized investment gains	166,093	82,087	146,942	506,089
Loss on other-than-temporary impairment	-	(304,256)	-	(304,256)
Gain on reinsurance assumption	-	550,000	-	550,000
Other income	7,893	11,353	15,206	16,164
Total revenues	6,469,653	5,169,070	13,010,560	10,325,757
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,279,874	904,650	2,638,018	1,695,961
Death benefits	1,034,230	851,418	1,986,288	1,770,209
Surrenders	198,643	135,487	336,369	277,881
Interest credited to policyholders	1,681,501	1,345,410	3,335,221	2,593,300
Dividend, endowment and supplementary life contract benefits	67,454	104,671	133,512	158,104
Total benefits and claims	4,261,702	3,341,636	8,429,408	6,495,455
Policy acquisition costs deferred	(1,542,926)	(1,251,016)	(3,119,135)	(2,222,967)
Amortization of deferred policy acquisition costs	355,491	463,089	1,052,037	857,549
Amortization of value of insurance business acquired	99,078	99,399	189,210	199,357
Commissions	1,548,635	1,039,469	2,828,721	1,909,615
Other underwriting, insurance and acquisition expenses	1,345,086	1,179,530	2,879,526	2,410,446
Total expenses	1,805,364	1,530,471	3,830,359	3,154,000
Total benefits, claims and expenses	6,067,066	4,872,107	12,259,767	9,649,455
Income before total federal income tax expense (benefit)	402,587	296,963	750,793	676,302
Current federal income tax expense	34,212	24,413	37,510	99,378
Deferred federal income tax expense (benefit)	30,276	(98,056)	79,871	(156,712)
Total federal income tax expense (benefit)	64,488	(73,643)	117,381	(57,334)
Net income	$338,099	$370,606	$633,412	$733,636
Net income per common share basic and diluted	$0.04	$0.05	$0.08	$0.09

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$338,099	$370,606	$633,412	$733,636
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	4,602,854	(2,997,563)	8,382,376	(1,911,843)
Less net realized investment gains (losses)	151,677	(241,927)	128,951	(219,178)
Net unrealized gains (losses)	4,451,177	(2,755,636)	8,253,425	(1,692,665)
Less adjustment to deferred acquisition costs	67,083	(35,497)	127,213	(18,008)
Other comprehensive income (loss) before income tax expense	4,384,094	(2,720,139)	8,126,212	(1,674,657)
Income tax expense (benefit)	876,817	(544,027)	1,625,240	(334,932)
Total other comprehensive income (loss)	3,507,277	(2,176,112)	6,500,972	(1,339,725)
Total comprehensive income (loss)	$3,845,376	$(1,805,506)	$7,134,384	$(606,089)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Shareholders' Equity
Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	733,636	733,636
Other comprehensive loss	-	-	-	(1,339,725)	-	(1,339,725)
Balance as of June 30, 2015	$80,502	$28,684,598	$(893,947)	$1,343,818	$3,350,635	$32,565,606

Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	633,412	633,412
Other comprehensive income	-	-	-	6,500,972	-	6,500,972
Balance as of June 30, 2016	$80,502	$28,684,598	$(893,947)	$3,845,155	$5,633,119	$37,349,427

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$633,412	$733,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	73,060	98,445
Accretion of discount on investments	(797,906)	(477,735)
Net realized investment gains	(146,942)	(506,089)
Loss on other-than-temporary impairment	-	304,256
Gain on reinsurance assumption	-	(550,000)
Amortization of policy acquisition cost	1,052,037	857,549
Policy acquisition cost deferred	(3,119,135)	(2,222,967)
Mortgage loan origination fees deferred	(4,531)	(50,000)
Amortization of loan origination fees	22,784	33,194
Amortization of value of insurance business acquired	189,210	199,357
Provision for deferred federal income tax benefit (expense)	79,871	(156,712)
Interest credited to policyholders	3,335,221	2,593,300
Change in assets and liabilities:
Accrued investment income	23,481	(311,704)
Policy loans	(35,875)	84,269
Short-term investments	549,822	(511)
Allowance for mortgage loan losses	14,516	37,992
Recoverable from reinsurers	(18,218)	42,856
Agents' balances and due premiums	(193,879)	(358,931)
Other assets	(4,400,151)	(1,307,877)
Future policy benefits	2,645,718	1,710,599
Policy claims	144,812	72,014
Other policy liabilities	(7,869)	(23,845)
Other liabilities	2,156,845	2,026,990
Net cash provided by operating activities	2,196,283	2,828,086

Investing activities
Purchases of fixed maturity securities	(3,936,924)	(16,654,068)
Maturities of fixed maturity securities	3,554,000	1,405,000
Sales of fixed maturity securities	3,940,211	1,183,161
Purchases of equity securities	(8,990)	(544,835)
Sales of equity securities	128,010	533,813
Purchases of mortgage loans	(9,362,778)	(15,299,124)
Payments on mortgage loans	3,661,522	4,124,035
Purchases of other long-term investments	(7,101,665)	(4,368,725)
Payments on other long-term investments	1,948,073	2,082,413
Purchase of real estate	(198,622)	-
Sale of real estate	-	7,083,246
Net cash used in investing activities	(7,377,163)	(20,455,084)

Financing activities
Policyholders' account deposits	14,145,326	25,903,955
Policyholders' account withdrawals	(7,205,527)	(5,503,062)
Purchases of treasury stock	-	(38,643)
Repayment of notes payable	-	(4,076,473)
Net cash provided by financing activities	6,939,799	16,285,777

Increase (decrease) in cash	1,758,919	(1,341,221)
Cash and cash equivalents, beginning of period	9,047,586	10,158,386
Cash and cash equivalents, end of period	$10,806,505	$8,817,165

See notes to consolidated financial statements (unaudited).

 First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures

(Unaudited)

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During the second quarter of 2015, the Company estimated and recorded assets of $550,000 and a gain of $550,000 on the reinsurance assumption transaction. The Company completed the reinsurance assumption transaction during the third quarter of 2015 and adjusted the gain to $588,923 and recorded assets of $3,644,839 (including cash) and assumed liabilities of $3,055,916.

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

June 30, 2016

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

June 30, 2016

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

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During the second quarter of 2015, the Company estimated and recorded assets of $550,000 and a gain of $550,000 on the reinsurance assumption transaction. The Company completed the reinsurance assumption transaction during the third quarter of 2015 and adjusted the gain to $588,923 and recorded assets of $3,644,839 (including cash) and assumed liabilities of $3,055,916.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2015.

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

June 30, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to June 30, 2016 through the date that these financial statements have been issued.

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	June 30, 2016 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,287,423	$143,821	$2,314	$3,428,930
States and political subdivisions	8,958,695	530,719	-	9,489,414
Residential mortgage-backed securities	36,284	53,016	-	89,300
Corporate bonds	105,456,971	5,084,674	1,397,412	109,144,233
Foreign bonds	16,411,742	713,152	337,905	16,786,989
Total fixed maturity securities	134,151,115	6,525,382	1,737,631	138,938,866
Equity securities
Mutual funds	339,564	-	681	338,883
Corporate preferred stock	149,725	9,059	-	158,784
Corporate common stock	189,149	87,453	-	276,602
Total equity securities	678,438	96,512	681	774,269
Total fixed maturity and equity securities	$134,829,553	$6,621,894	$1,738,312	$139,713,135

	December 31, 2015
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,161	$136,190	$108,597	$2,820,754
States and political subdivisions	8,993,848	61,592	102,835	8,952,605
Residential mortgage-backed securities	49,980	43,846	-	93,826
Corporate bonds	109,164,942	1,820,894	4,234,897	106,750,939
Foreign bonds	17,026,524	185,225	1,273,846	15,937,903
Total fixed maturity securities	138,028,455	2,247,747	5,720,175	134,556,027
Equity securities
Mutual funds	335,554	-	10,613	324,941
Corporate preferred stock	259,993	6,035	990	265,038
Corporate common stock	194,668	117,196	9,043	302,821
Total equity securities	790,215	123,231	20,646	892,800
Total fixed maturity and equity securities	$138,818,670	$2,370,978	$5,740,821	$135,448,827

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Unrealized Loss	Number of Securities
	June 30, 2016 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$347,687	$2,314	1
Corporate bonds	3,994,028	101,673	18
Foreign bonds	1,749,956	105,859	9
Total less than 12 months	6,091,671	209,846	28
More than 12 months
Corporate bonds	12,505,112	1,295,739	55
Foreign bonds	1,167,258	232,046	6
Total more than 12 months	13,672,370	1,527,785	61
Total fixed maturity securities	19,764,041	1,737,631	89
Equity securities
Less than 12 months
Mutual funds	87,825	681	1
Total equity securities	87,825	681	1
Total fixed maturity and equity securities	$19,851,866	$1,738,312	90

	December 31, 2015
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$381,592	$20,006	2
States and political subdivisions	5,422,934	102,835	26
Corporate bonds	46,907,532	2,646,997	186
Foreign bonds	9,155,830	879,659	40
Total less than 12 months	61,867,888	3,649,497	254
More than 12 months
U.S. government and U.S. government agencies	1,041,409	88,591	2
Corporate bonds	5,646,642	1,587,900	31
Foreign bonds	489,008	394,187	3
Total more than 12 months	7,177,059	2,070,678	36
Total fixed maturity securities	69,044,947	5,720,175	290
Equity securities
Less than 12 months
Mutual funds	74,547	10,613	1
Corporate preferred stock	109,279	990	1
Corporate common stock	41,804	9,043	1
Total equity securities	225,630	20,646	3
Total fixed maturity and equity securities	$69,270,577	$5,740,821	293

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

As of June 30, 2016, the Company held 89 available-for-sale fixed maturity securities with an unrealized loss of $1,737,631, fair value of $19,764,041 and amortized cost of $21,501,672. The ratio of the fair value to the amortized cost of these 89 securities is 92%.

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

As of June 30, 2016, the Company had one available-for-sale equity security with an unrealized loss of $681, fair value of $87,825 and cost of $88,506. The ratio of fair value to cost of these securities is 99%.

As of December 31, 2015, the Company had three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is 92%.

Fixed maturity securities were 93% and 94% investment grade as rated by Standard & Poor’s as of June 30, 2016 and December 31, 2015, respectively.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value based on all of the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.

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

There were no impairments during the six months ended June 30, 2016.

During second quarter and fourth quarter 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of an analysis of the mining corporation’s ability to fulfill its obligations. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 and $502,013 for the six months ended June 30, 2015 and year ended December 31, 2015, respectively. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments during 2015.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of June 30, 2016 and December 31, 2015, are summarized as follows:

	(Unaudited)
	June 30, 2016	December 31, 2015
Unrealized appreciation (depreciation) on available-for-sale securities	$4,883,582	$(3,369,843)
Adjustment to deferred acquisition costs	(77,140)	50,073
Deferred income taxes	(961,287)	663,953
Net unrealized appreciation (depreciation) on available-for-sale securities	$3,845,155	$(2,655,817)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $37,896,791 and $31,566,927 as of June 30, 2016 and December 31, 2015, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2016, by contractual maturity, are summarized as follows:

	June 30, 2016 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,996,581	$7,097,315	$4,301,079	$4,365,290
Due in one year through five years	33,406,995	34,668,060	13,320,129	14,602,101
Due after five years through ten years	48,357,584	49,392,939	10,961,293	13,634,874
Due after ten years	45,353,671	47,691,252	9,314,290	15,624,273
Due at multiple maturity dates	36,284	89,300	-	-
	$134,151,115	$138,938,866	$37,896,791	$48,226,538

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2016	2015	2016	2015	2016	2015	2016	2015
Proceeds	$5,219,798	$1,399,932	$19,210	$7,529	$2,089,278	$2,573,436	$-	$-
Gross realized gains	155,956	62,791	8,711	-	14,416	19,758	-	-
Gross realized losses	(12,990)	(462)	-	-	-	-	-	-
Loss on other-than- temporary impairment	-	(304,256)	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2016	2015	2016	2015	2016	2015	2016	2015
Proceeds	$7,494,211	$2,588,161	$128,010	$533,813	$3,661,522	$4,124,035	$-	$7,083,246
Gross realized gains	163,050	88,632	8,711	996	17,991	30,809	-	390,202
Gross realized losses	(41,342)	(1,654)	(1,468)	(2,896)	-	-	-	-
Loss on other-than- temporary impairment	-	(304,256)	-	-	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2016 and 2015 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2016	2015	2016	2015
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$4,452,781	$(2,723,522)	$8,260,179	$(1,655,536)
Equity securities	(1,604)	(32,114)	(6,754)	(37,129)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	142,966	(241,927)	121,708	(217,278)
Equity securities	8,711	-	7,243	(1,900)
Mortgage loans on real estate	14,416	19,758	17,991	30,809
Investment real estate	-	-	-	390,202

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2016	2015	2016	2015
Fixed maturity securities	$1,533,301	$1,245,734	$3,100,519	$2,419,515
Equity securities	6,658	8,725	13,840	20,254
Other long-term investments	622,502	424,587	1,170,324	838,829
Mortgage loans	1,328,427	980,728	2,681,498	1,936,872
Policy loans	26,491	25,165	52,589	50,306
Real estate	91,968	71,822	183,936	259,410
Short-term and other investments	69,874	65,434	142,144	113,626
Gross investment income	3,679,221	2,822,195	7,344,850	5,638,812
Investment expenses	(420,587)	(317,433)	(726,013)	(726,490)
Net investment income	$3,258,634	$2,504,762	$6,618,837	$4,912,322

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2016 and December 31, 2015, these required deposits, included in investment assets, had amortized costs that totaled $3,977,404 and $3,989,742, respectively. As of June 30, 2016 and December 31, 2015, these required deposits had fair values that totaled $4,167,034 and $4,034,042, respectively.

The Company’s mortgage loans by property type as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)
	June 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,113,771	1.72%	$1,272,881	2.17%
Office buildings	186,238	0.29%	191,774	0.32%
Total commercial mortgage loans	1,300,009	2.01%	1,464,655	2.49%
Residential mortgage loans	63,224,782	97.99%	57,310,263	97.51%
Total mortgage loans	$64,524,791	100.00%	$58,774,918	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of June 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)
	June 30, 2016	December 31, 2015
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	750,047
Total land	963,207	963,207
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(976,950)	(904,206)
Buildings net of accumulated depreciation	1,290,607	1,363,351
Residential real estate - held for sale	198,622	-
Total residential real estate	198,622	-
Investment real estate, net of accumulated depreciation	$2,452,436	$2,326,558

During the second quarter of 2016, the Company held residential real estate for resale due to foreclosure of three residential mortgage loans totaling $198,622. The Company has reduced the carrying value of the residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

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

June 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2016 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,428,930	$-	$3,428,930
States and political subdivisions	-	9,489,414	-	9,489,414
Residential mortgage-backed securities	-	89,300	-	89,300
Corporate bonds	-	109,144,233	-	109,144,233
Foreign bonds	-	16,786,989	-	16,786,989
Total fixed maturity securities	$-	$138,938,866	$-	$138,938,866

Equity securities, available-for-sale
Mutual funds	$-	$338,883	$-	$338,883
Corporate preferred stock	105,440	53,344	-	158,784
Corporate common stock	230,102	-	46,500	276,602
Total equity securities	$335,542	$392,227	$46,500	$774,269

	December 31, 2015
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,820,754	$-	$2,820,754
States and political subdivisions	-	8,952,605	-	8,952,605
Residential mortgage-backed securities	-	93,826	-	93,826
Corporate bonds	-	106,750,939	-	106,750,939
Foreign bonds	-	15,937,903	-	15,937,903
Total fixed maturity securities	$-	$134,556,027	$-	$134,556,027

Equity securities, available-for-sale
Mutual funds	$-	$324,941	$-	$324,941
Corporate preferred stock	211,278	53,760	-	265,038
Corporate common stock	256,321	-	46,500	302,821
Total equity securities	$467,599	$378,701	$46,500	$892,800

As of both June 30, 2016 and December 31, 2015, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

These private placement stocks represent investments in small financial holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as the financial holding company commences operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2016 and December 31, 2015, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	June 30, 2016 (Unaudited)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,300,009	$1,317,503	$-	$-	$1,317,503
Residential	63,224,782	63,327,961	-	-	63,327,961
Policy loans	1,522,192	1,522,192	-	-	1,522,192
Short-term investments	50,033	50,033	50,033	-	-
Other long-term investments	37,896,791	48,226,538	-	-	48,226,538
Cash and cash equivalents	10,806,505	10,806,505	10,806,505	-	-
Accrued investment income	2,181,988	2,181,988	-	-	2,181,988
Loans from premium financing	68,223	68,223	-	-	68,223
Total financial assets	$117,050,523	$127,276,975	$10,856,538	$-	$116,420,437
Financial liabilities
Policyholders' account balances	$207,963,636	$196,912,001	$-	$-	$196,912,001
Policy claims	859,740	859,740	-	-	859,740
Total financial liabilities	$208,823,376	$197,771,741	$-	$-	$197,771,741

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Mortgage loans on real estate
Commercial	$1,464,655	$1,486,601	$-	$-	$1,486,601
Residential	57,310,263	57,356,546	-	-	57,356,546
Policy loans	1,486,317	1,486,317	-	-	1,486,317
Short-term investments	599,855	599,855	599,855	-	-
Other long-term investments	31,566,927	37,755,989	-	-	37,755,989
Cash and cash equivalents	9,047,586	9,047,586	9,047,586	-	-
Accrued investment income	2,205,469	2,205,469	-	-	2,205,469
Loans from premium financing	123,824	123,824	-	-	123,824
Total financial assets	$103,804,896	$110,062,187	$9,647,441	$-	$100,414,746
Financial liabilities
Policyholders' account balances	$197,688,616	$179,233,152	$-	$-	$179,233,152
Policy claims	714,928	714,928	-	-	714,928
Total financial liabilities	$198,403,544	$179,948,080	$-	$-	$179,948,080

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2016	2015	2016	2015
Revenues:
Life insurance operations	$3,602,546	$2,828,290	$7,347,790	$5,691,976
Annuity operations	2,718,287	2,221,647	5,355,711	4,405,722
Corporate operations	148,820	119,133	307,059	228,059
Total	$6,469,653	$5,169,070	$13,010,560	$10,325,757
Income (loss) before income taxes:
Life insurance operations	$22,562	$(99,996)	$52,515	$2,190
Annuity operations	350,169	353,586	578,425	469,091
Corporate operations	29,856	43,373	119,853	205,021
Total	$402,587	$296,963	$750,793	$676,302
Depreciation and amortization expense:
Life insurance operations	$324,040	$472,131	$998,587	$817,745
Annuity operations	182,591	150,809	338,503	345,511
Corporate operations	-	12,563	-	25,289
Total	$506,631	$635,503	$1,337,090	$1,188,545

	(Unaudited) June 30, 2016	December 31, 2015
Assets:
Life insurance operations	$48,902,428	$44,151,860
Annuity operations	237,429,746	218,172,909
Corporate operations	6,851,689	6,805,073
Total	$293,183,863	$269,129,842

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

June 30, 2016

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

The main difference between the original Petition and the amended Petition is that the amended Petition also seeks equitable relief based on two new theories: that the Decreasing Term to 95 policies should be reformed so that they will provide a level death benefit for a level premium payment until the policyholder reaches 95 years of age; and alternatively, Count VIII of the amended Petition asks the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio; and (3) order that FBLIC return all premiums collected under these policies. In addition, as part of the MMPA claim, plaintiffs are now alleging that FBLIC undertook a fraudulent scheme to sell the Decreasing Term to 95 policies as a level premium for level benefit even though FBLIC never intended to pay dividends for the life of the policies and that part of this alleged fraudulent scheme included having a dividend option which is not allowed under Missouri law.

FBLIC denies the allegations in the amended Petition and will continue to defend against them.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

6. Legal Matters and Contingent Liabilities (continued)

On February 1, 2016, the plaintiffs asked that the Court certify the case as a class action. With their motion, Plaintiffs filed an affidavit from an actuary stating the opinion that FBLIC has collected at least $2,548,939 in premiums on the Decreasing Term to 95 policies. This presumably is the amount that Plaintiffs will seek to be refunded to policyholders if the policies are declared void. FBLIC opposed the request for class certification. On July 21, 2016, the Court certified three classes to maintain the claims for breach of contract, anticipatory breach of contract, violation of the MMPA, reformation, and to void the Decreasing Term to 95 policies. On August 1, 2016, FBLIC filed a Petition for Leave to Appeal with the Missouri Court of Appeals, Southern District asking for permission to appeal the Court’s class certification. The Petition for Leave to Appeal was denied.

FBLIC intends to defend vigorously against the class and individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

On May 13, 2015, FBLIC filed a Counterclaim against Doyle Nimmo seeking indemnity and seeking damages for breach of fiduciary duty in the event FBLIC is liable under Plaintiffs’ underlying claims. In addition, on April 29, 2015, TLIC filed a lawsuit against Doyle Nimmo and Michael Teel alleging that they were liable for violations of federal and state securities laws for failing to disclose information relating to the Decreasing Term to 95 policies. This lawsuit is currently pending in the District Court for the Western District of Missouri (hereinafter the “Federal Lawsuit”). No claims have been made against TLIC in the Federal Lawsuit. The Federal Lawsuit has been stayed pending resolution of the lawsuit against FBLIC in the Circuit Court of Greene County, Missouri.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, 2016 and 2015 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of April 1, 2016	$345,923	$(8,045)	$337,878
Other comprehensive income before reclassifications, net of tax	3,682,284	(53,666)	3,628,618
Less amounts reclassified from accumulated other comprehensive income, net of tax	121,341	-	121,341
Other comprehensive income	3,560,943	(53,666)	3,507,277
Balance as of June 30, 2016	$3,906,866	$(61,711)	$3,845,155

Balance as of April 1, 2015	$3,563,071	$(43,141)	$3,519,930
Other comprehensive loss before reclassifications, net of tax	(2,398,050)	28,397	(2,369,653)
Less amounts reclassified from accumulated other comprehensive income, net of tax	(193,541)	-	(193,541)
Other comprehensive loss	(2,204,509)	28,397	(2,176,112)
Balance as of June 30, 2015	$1,358,562	$(14,744)	$1,343,818

	Six Months Ended June 30, 2016 and 2015 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	6,705,902	(101,770)	6,604,132
Less amounts reclassified from accumulated other comprehensive loss, net of tax	103,160	-	103,160
Other comprehensive income	6,602,742	(101,770)	6,500,972
Balance as of June 30, 2016	$3,906,866	$(61,711)	$3,845,155

Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(1,529,474)	14,407	(1,515,067)
Less amounts reclassified from accumulated other comprehensive income, net of tax	(175,342)	-	(175,342)
Other comprehensive loss	(1,354,132)	14,407	(1,339,725)
Balance as of June 30, 2015	$1,358,562	$(14,744)	$1,343,818

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, 2016 (Unaudited)

		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,602,854	$920,570	$3,682,284
Reclassification adjustment for net gains included in operations	151,677	30,336	121,341
Net unrealized gains on investments	4,451,177	890,234	3,560,943
Adjustment to deferred acquisition costs	(67,083)	(13,417)	(53,666)
Total other comprehensive income	$4,384,094	$876,817	$3,507,277

	Three Months Ended June 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,997,563)	$(599,513)	$(2,398,050)
Reclassification adjustment for net losses included in operations	(241,927)	(48,386)	(193,541)
Net unrealized losses on investments	(2,755,636)	(551,127)	(2,204,509)
Adjustment to deferred acquisition costs	35,497	7,100	28,397
Total other comprehensive loss	$(2,720,139)	$(544,027)	$(2,176,112)

	Six Months Ended June 30, 2016 (Unaudited)

		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$8,382,376	$1,676,474	$6,705,902
Reclassification adjustment for net gains included in operations	128,951	25,791	103,160
Net unrealized gains on investments	8,253,425	1,650,683	6,602,742
Adjustment to deferred acquisition costs	(127,213)	(25,443)	(101,770)
Total other comprehensive income	$8,126,212	$1,625,240	$6,500,972

	Six Months Ended June 30, 2015 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,911,843)	$(382,369)	$(1,529,474)
Reclassification adjustment for net losses included in operations	(219,178)	(43,836)	(175,342)
Net unrealized losses on investments	(1,692,665)	(338,533)	(1,354,132)
Adjustment to deferred acquisition costs	18,008	3,601	14,407
Total other comprehensive loss	$(1,674,657)	$(334,932)	$(1,339,725)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2016	2015	2016	2015
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$151,677	$(241,927)	$128,951	$(219,178)
Income tax expense (benefit) (b)	30,336	(48,386)	25,791	(43,836)
Total reclassification adjustments	$121,341	$(193,541)	$103,160	$(175,342)

(a) These items appear within net realized investment gains and loss on other-than-temporary impairment in the consolidated statements of operations.

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

As of June 30, 2016, $525,696 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $24,629,791 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $197,864 allowance for possible loan losses in the remaining $39,895,000 of investments in mortgage loans on real estate as of June 30, 2016.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $347,885 and $320,996 as of June 30, 2016 and December 31, 2015, respectively, are carried net of estimated loan losses of $279,662 and $197,172 as of June 30, 2016 and December 31, 2015, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and six months ended June 30, 2016 and 2015 are summarized as follows (excluding $24,629,791 and $16,871,255 of mortgage loans on real estate as of June 30, 2016 and 2015, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	As of and for the Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$182,472	$141,395	$7,245	$9,674	$192,690	$197,358	$382,407	$348,427
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	8,860	14,859	(713)	(1,470)	86,972	(187)	95,119	13,202
Allowance, ending	$191,332	$156,254	$6,532	$8,204	$279,662	$197,171	$477,526	$361,629
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$279,662	$192,689	$279,662	$192,689
Collectively evaluated for impairment	$191,332	$156,254	$6,532	$8,204	$-	$4,482	$197,864	$168,940
Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$347,885	$316,514	$347,885	$316,514
Collectively evaluated for impairment	$38,594,991	$31,398,186	$1,300,009	$1,632,604	$-	$4,482	$39,895,000	$33,035,272

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

	(Unaudited)
	As of and for the Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$175,988	$116,604	$7,360	$9,862	$197,172	$197,358	$380,520	$323,824
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	15,344	39,650	(828)	(1,658)	82,490	(187)	97,006	37,805
Allowance, ending	$191,332	$156,254	$6,532	$8,204	$279,662	$197,171	$477,526	$361,629
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$279,662	$192,689	$279,662	$192,689
Collectively evaluated for impairment	$191,332	$156,254	$6,532	$8,204	$-	$4,482	$197,864	$168,940
Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$347,885	$316,514	$347,885	$316,514
Collectively evaluated for impairment	$38,594,991	$31,398,186	$1,300,009	$1,632,604	$-	$4,482	$39,895,000	$33,035,272

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of June 30, 2016 and December 31, 2015 are summarized as follows:

			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan to Value Ratio			June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Over 70%	to	80%	$15,414,911	$15,058,997	$-	$-	$15,414,911	$15,058,997
Over 60%	to	70%	24,408,263	21,749,312	-	439,250	24,408,263	22,188,562
Over 50%	to	60%	11,401,933	9,700,752	1,075,411	658,693	12,477,344	10,359,445
Over 40%	to	50%	9,198,911	8,553,256	-	-	9,198,911	8,553,256
Over 30%	to	40%	1,810,765	1,430,835	224,598	366,712	2,035,363	1,797,547
Over 20%	to	30%	308,850	159,930	-	-	308,850	159,930
Over 10%	to	20%	665,513	650,688	-	-	665,513	650,688
	10% or less		15,636	6,493	-	-	15,636	6,493
	Total		$63,224,782	$57,310,263	$1,300,009	$1,464,655	$64,524,791	$58,774,918

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

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During the second quarter of 2015, the Company estimated and recorded assets of $550,000 and a gain of $550,000 on the reinsurance assumption transaction. The Company completed the reinsurance assumption transaction during the third quarter of 2015 and adjusted the gain to $588,923 and recorded assets of $3,644,839 (including cash) and assumed liabilities of $3,055,916.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments.  The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The updated guidance is effective for reporting periods beginning after December 15, 2019.  Early adoption is permitted for reporting periods beginning after December 15, 2018.  The Company will not be able to determine the impact that the updated guidance will have on its results of operations, financial position or liquidity until the updated guidance is adopted.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2016 and 2015

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$3,037,033	$2,325,124	$711,909	30.6%
Net investment income	3,258,634	2,504,762	753,872	30.1%
Net realized investment gains	166,093	82,087	84,006	102.3%
Loss on other-than-temporary impairment	-	(304,256)	304,256	-100.0%
Gain on reinsurance assumption	-	550,000	(550,000)	-100.0%
Other income	7,893	11,353	(3,460)	-30.5%
Total revenues	6,469,653	5,169,070	1,300,583	25.2%
Benefits and claims	4,261,702	3,341,636	920,066	27.5%
Expenses	1,805,364	1,530,471	274,893	18.0%
Total benefits, claims and expenses	6,067,066	4,872,107	1,194,959	24.5%
Income before federal income tax expense (benefit)	402,587	296,963	105,624	35.6%
Federal income tax expense (benefit)	64,488	(73,643)	138,131	-187.6%
Net income	$338,099	$370,606	$(32,507)	-8.8%
Net income per common share basic and diluted	$0.04	$0.05	$(0.01)

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2016 and 2015

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$6,229,575	$4,645,438	$1,584,137	34.1%
Net investment income	6,618,837	4,912,322	1,706,515	34.7%
Net realized investment gains	146,942	506,089	(359,147)	-71.0%
Loss on other-than-temporary impairment	-	(304,256)	304,256	-100.0%
Gain on reinsurance assumption	-	550,000	(550,000)	-100.0%
Other income	15,206	16,164	(958)	-5.9%
Total revenues	13,010,560	10,325,757	2,684,803	26.0%
Benefits and claims	8,429,408	6,495,455	1,933,953	29.8%
Expenses	3,830,359	3,154,000	676,359	21.4%
Total benefits, claims and expenses	12,259,767	9,649,455	2,610,312	27.1%
Income before federal income tax expense (benefit)	750,793	676,302	74,491	11.0%
Federal income tax expense (benefit)	117,381	(57,334)	174,715	-304.7%
Net income	$633,412	$733,636	$(100,224)	-13.7%
Net income per common share basic and diluted	$0.08	$0.09	$(0.01)

Consolidated Condensed Financial Position as of June 30, 2016 and December 31, 2015

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015

Investment assets	$246,159,378	$230,203,402	$15,955,976	6.9%
Other assets	47,024,485	38,926,440	8,098,045	20.8%
Total assets	$293,183,863	$269,129,842	$24,054,021	8.9%
Policy liabilities	$251,001,903	$237,944,222	$13,057,681	5.5%
Deferred federal income taxes	1,738,321	33,210	1,705,111	5134.3%
Other liabilities	3,094,212	937,367	2,156,845	230.1%
Total liabilities	255,834,436	238,914,799	16,919,637	7.1%
Shareholders' equity	37,349,427	30,215,043	7,134,384	23.6%
Total liabilities and shareholders' equity	$293,183,863	$269,129,842	$24,054,021	8.9%
Shareholders' equity per common share	$4.79	$3.87	$0.92

Results of Operations – Three Months Ended June 30, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$3,037,033	$2,325,124	$711,909	30.6%
Net investment income	3,258,634	2,504,762	753,872	30.1%
Net realized investment gains	166,093	82,087	84,006	102.3%
Loss on other-than-temporary impairment	-	(304,256)	304,256	-100.0%
Gain on reinsurance assumption	-	550,000	(550,000)	-100.0%
Other income	7,893	11,353	(3,460)	-30.5%
Total revenues	$6,469,653	$5,169,070	$1,300,583	25.2%

The $1,300,583 increase in total revenues for the three months ended June 30, 2016 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Whole life and term first year	$95,051	$22,691	$72,360	318.9%
Whole life and term renewal	597,658	609,445	(11,787)	-1.9%
Final expense first year	849,426	521,817	327,609	62.8%
Final expense renewal	1,494,898	1,171,171	323,727	27.6%
Total premiums	$3,037,033	$2,325,124	$711,909	30.6%

The $711,909 increase in premiums for the three months ended June 30, 2016 is primarily due to a $327,609 increase in final expense first year premiums due to increased production from the expansion of FBLIC into additional states. There was also a $323,727 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Fixed maturity securities	$1,533,301	$1,245,734	$287,567	23.1%
Equity securities	6,658	8,725	(2,067)	-23.7%
Other long-term investments	622,502	424,587	197,915	46.6%
Mortgage loans	1,328,427	980,728	347,699	35.5%
Policy loans	26,491	25,165	1,326	5.3%
Real estate	91,968	71,822	20,146	28.0%
Short-term and other investments	69,874	65,434	4,440	6.8%
Gross investment income	3,679,221	2,822,195	857,026	30.4%
Investment expenses	(420,587)	(317,433)	103,154	-32.5%
Net investment income	$3,258,634	$2,504,762	$753,872	30.1%

The $857,026 increase in gross investment income for the three months ended June 30, 2016 is due to additional investments in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since June 30, 2015, our investments in fixed maturity securities have increased approximately $16.5 million, mortgage loans have increased approximately $14.6 million and other long term investments have increased approximately $13.0 million.

The $103,154 increase in investment expenses for the three months ended June 30, 2016 is primarily related to fees and expenses associated with mortgage loan investments.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale and the early payoff of mortgage loans on real estate that the Company had acquired at a discount.

Our net realized investment gains for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Sale proceeds	$5,219,798	$1,399,932	$3,819,866	272.9%
Amortized cost at sale date	5,076,832	1,337,603	3,739,229	279.5%
Net realized gains	$142,966	$62,329	$80,637	129.4%
Equity securities available-for-sale:
Sale proceeds	$19,210	$7,529	$11,681	155.1%
Cost at sale date	10,499	7,529	2,970	39.4%
Net realized gains	$8,711	$-	$8,711	100.0%
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$2,089,278	$2,573,436	$(484,158)	-18.8%
Principal collections	2,074,862	2,553,678	(478,816)	-18.8%
Net realized gains	$14,416	$19,758	$(5,342)	-27.0%
Net realized investment gains	$166,093	$82,087	$84,006	102.3%

There was an $84,006 increase in net realized investment gains for the three months ended June 30, 2016.

There were no impairments during the six months ended June 30, 2016.

During second quarter and fourth quarter 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of an analysis of the mining corporation’s ability to fulfill its obligations. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 and $502,013 for the six months ended June 30, 2015 and year ended December 31, 2015, respectively. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During the second quarter of 2015, the Company estimated and recorded assets of $550,000 and a gain of $550,000 on the reinsurance assumption transaction. The Company completed the reinsurance assumption transaction during the third quarter of 2015 and adjusted the gain to $588,923 and recorded assets of $3,644,839 (including cash) and assumed liabilities of $3,055,916.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Benefits and claims
Increase in future policy benefits	$1,279,874	$904,650	$375,224	41.5%
Death benefits	1,034,230	851,418	182,812	21.5%
Surrenders	198,643	135,487	63,156	46.6%
Interest credited to policyholders	1,681,501	1,345,410	336,091	25.0%
Dividend, endowment and supplementary life contract benefits	67,454	104,671	(37,217)	-35.6%
Total benefits and claims	4,261,702	3,341,636	920,066	27.5%
Expenses
Policy acquisition costs deferred	(1,542,926)	(1,251,016)	(291,910)	23.3%
Amortization of deferred policy acquisition costs	355,491	463,089	(107,598)	-23.2%
Amortization of value of insurance business acquired	99,078	99,399	(321)	-0.3%
Commissions	1,548,635	1,039,469	509,166	49.0%
Other underwriting, insurance and acquisition expenses	1,345,086	1,179,530	165,556	14.0%
Total expenses	1,805,364	1,530,471	274,893	18.0%
Total benefits, claims and expenses	$6,067,066	$4,872,107	$1,194,959	24.5%

The $1,194,959 increase in total benefits, claims and expenses for the three months ended June 30, 2016 is discussed below.

Benefits and Claims

The $920,066 increase in benefits and claims for the three months ended June 30, 2016 is primarily due to the following:

●

$375,224 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$336,091 increase in interest credited to policyholders is primarily due to an increase of approximately $44.4 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2015.

●

$182,812 increase in death benefits is primarily due to 32 additional final expense incurred claims. The increase in additional final expense incurred claims is expected by the Company due to the continued growth in the number of final expense policies in force.

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

For the three months ended June 30, 2016 and 2015, capitalized costs were $1,542,926 and $1,251,016, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2016 and 2015 were $355,491 and $463,089, respectively.

During second quarter 2016, the Company finished its investigation of policy acquisition cost deferred and amortized and concluded that for the three months ended March 31, 2016 acquisition cost deferred and amortized were both overstated by approximately $200,000.  The Company corrected the overstated acquisition cost deferred and amortized resulting in the understatement of both acquisition cost deferred and amortization by $200,000 during the second quarter of 2016.  The correction of acquisition cost deferred and amortized will offset and has no impact on the Company’s total expenses on the statement of operations for the three months ended June 30, 2016.

In addition to correcting the first quarter 2016 overstatement of $200,000 during the second quarter of 2016, the $291,910 increase in the acquisition costs deferred primarily relates to increased final expense production. As explained above, second quarter 2016 amortization of deferred acquisition costs was understated by approximately $200,000, therefore, amortization of deferred acquisition costs actually increased by approximately $100,000. The increase in amortization of deferred acquisition costs is primarily due to the growth in the number of final expense policies in force combined with policies not being retained by policyholders. In addition, the increase in the amortization of deferred acquisition costs was impacted by the increase in amortization of annuity products from increased policyholder withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $99,078 and $99,399 for the three months ended June 30, 2016 and 2015, respectively.

Commissions

Our commissions for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Annuity	$345,091	$280,864	$64,227	22.9%
Whole life and term first year	34,612	13,897	20,715	149.1%
Whole life and term renewal	24,748	28,380	(3,632)	-12.8%
Final expense first year	1,010,569	617,140	393,429	63.8%
Final expense renewal	133,615	99,188	34,427	34.7%
Total commissions	$1,548,635	$1,039,469	$509,166	49.0%

The $509,166 increase in commissions for the three months ended June 30, 2016 is primarily due to:

●	$393,429 increase in final expense first year commissions that correspond to the $327,609 increase in final expense first year premiums.

●	$64,227 increase in annuity first year, single and renewal commissions is due to the Company now paying renewal commission on two annuity products amounting to $87,771.

Other Underwriting, Insurance and Acquisition Expenses

The $165,556 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production, increased legal fees from contested litigation, increased third party administrative fees and increased allowance for bad debt related to the premium finance business.

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

For the three months ended June 30, 2016 and 2015, current income tax expense was $34,212 and $24,413, respectively. Deferred federal income tax expense (benefit) was $30,276 and ($98,056) for the three months ended June 30, 2016 and 2015, respectively. The increase in deferred income taxes in second quarter 2016 is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $338,099 ($0.04 per common share basic and diluted) and $370,606 ($0.05 per common share basic and diluted) for the three months ended June 30, 2016 and 2015, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2016 and 2015 were 7,802,593 and 7,802,610, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Revenues:
Life insurance operations	$3,602,546	$2,828,290	$774,256	27.4%
Annuity operations	2,718,287	2,221,647	496,640	22.4%
Corporate operations	148,820	119,133	29,687	24.9%
Total	$6,469,653	$5,169,070	$1,300,583	25.2%
Income (loss) before income taxes:
Life insurance operations	$22,562	$(99,996)	$122,558	122.6%
Annuity operations	350,169	353,586	(3,417)	-1.0%
Corporate operations	29,856	43,373	(13,517)	-31.2%
Total	$402,587	$296,963	$105,624	35.6%

Life Insurance Operations

The $774,256 increase in revenues from Life Insurance Operations for the three months ended June 30, 2016 is primarily due to the following:

●	$711,909 increase in premiums

●	$96,738 increase in net investment income

●	$3,799 decrease in other income

●	$30,592 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $122,558 increased profitability from Life Insurance Operations for the three months ended June 30, 2016 is primarily due to the following:

●	$711,909 increase in premiums

●	$364,283 increase in policy acquisition costs deferred net of amortization

●	$96,738 increase in net investment income

●	$37,217 decrease in dividend, endowment and supplementary life contract benefits

●	$12,772 decrease in other underwriting, insurance and acquisition expenses

●	$161 decrease in amortization of value of insurance business acquired

●	$3,799 decrease in other income

●	$30,592 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$63,156 increase in surrenders

●	$182,812 increase in death benefits

●	$375,224 increase in future policy benefits

●	$444,939 increase in commissions

Annuity Operations

The $496,640 increase in revenues from Annuity Operations for the three months ended June 30, 2016 is due to the following:

●	$627,786 increase in net investment income

●	$131,146 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $3,417 decreased profitability from Annuity Operations for the three months ended June 30, 2016 is due to the following:

●	$336,091 increase in interest credited to policyholders

●	$135,124 increase in other underwriting, insurance and acquisition expenses

●	$131,146 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$64,227 increase in commissions

●	$160 decrease in amortization of value of insurance business acquired

●	$35,225 increase in policy acquisition costs deferred net of amortization

●	$627,786 increase in net investment income

Corporate Operations

The $29,687 increase in revenues from Corporate Operations for the three months ended June 30, 2016 is primarily due to $29,348 of increased net investment income and $339 of increased other income.

The $13,517 decreased Corporate Operations profitability for the three months ended June 30, 2016 is primarily due to $43,204 of increased operating expenses that exceeded $29,348 of increased net investment income and $339 of increased other income.

Results of Operations – Six Months Ended June 30, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$6,229,575	$4,645,438	$1,584,137	34.1%
Net investment income	6,618,837	4,912,322	1,706,515	34.7%
Net realized investment gains	146,942	506,089	(359,147)	-71.0%
Loss on other-than-temporary impairment	-	(304,256)	304,256	-100.0%
Gain on reinsurance assumption	-	550,000	(550,000)	-100.0%
Other income	15,206	16,164	(958)	-5.9%
Total revenues	$13,010,560	$10,325,757	$2,684,803	26.0%

The $2,684,803 increase in total revenues for the six months ended June 30, 2016 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Whole life and term first year	$123,184	$43,932	$79,252	180.4%
Whole life and term renewal	1,269,002	1,306,284	(37,282)	-2.9%
Final expense first year	1,605,631	913,639	691,992	75.7%
Final expense renewal	2,853,184	2,315,587	537,597	23.2%
Supplementary contracts with life contingencies	378,574	65,996	312,578	473.6%
Total premiums	$6,229,575	$4,645,438	$1,584,137	34.1%

The $1,584,137 increase in premiums for the six months ended June 30, 2016 is primarily due to the following: $691,992 increase in final expense first year premiums, $537,597 increase in final expense renewal premiums and $312,578 increase in supplementary contracts with life contingencies premiums.

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

The increase in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining life instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Fixed maturity securities	$3,100,519	$2,419,515	$681,004	28.1%
Equity securities	13,840	20,254	(6,414)	-31.7%
Other long-term investments	1,170,324	838,829	331,495	39.5%
Mortgage loans	2,681,498	1,936,872	744,626	38.4%
Policy loans	52,589	50,306	2,283	4.5%
Real estate	183,936	259,410	(75,474)	-29.1%
Short-term and other investments	142,144	113,626	28,518	25.1%
Gross investment income	7,344,850	5,638,812	1,706,038	30.3%
Investment expenses	(726,013)	(726,490)	(477)	0.1%
Net investment income	$6,618,837	$4,912,322	$1,706,515	34.7%

The $1,706,038 increase in gross investment income for the six months ended June 30, 2016 is primarily due to the increases in investment in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since June 30, 2015, our investments in fixed maturity securities have increased approximately $16.5 million, mortgage loans have increased approximately $14.6 million and other long term investments have increased approximately $13.0 million. The $75,474 decrease in real estate investment income is related to the loss of rental income from the sale of $6,693,044 of real estate held for sale in March 2015.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale, the sale of buildings and land and the early payoff of mortgage loans on real estate that the Company had acquired at a discount.

Our net realized investment gains for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Sale proceeds	$7,494,211	$2,588,161	$4,906,050	189.6%
Amortized cost at sale date	7,372,503	2,501,183	4,871,320	194.8%
Net realized gains	$121,708	$86,978	$34,730	39.9%
Equity securities available-for-sale:
Sale proceeds	$128,010	$533,813	$(405,803)	-76.0%
Cost at sale date	120,767	535,713	(414,946)	-77.5%
Net realized gains (losses)	$7,243	$(1,900)	$9,143	-481.2%
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$3,661,522	$4,124,035	$(462,513)	-11.2%
Principal collections	3,643,531	4,093,226	(449,695)	-11.0%
Net realized gains	$17,991	$30,809	$(12,818)	-41.6%
Investment real estate:
Sale proceeds	$-	$7,083,246	$(7,083,246)	-100.0%
Carrying value at sale date	-	6,693,044	(6,693,044)	-100.0%
Net realized gains	$-	$390,202	$(390,202)	-100.0%
Net realized investment gains	$146,942	$506,089	$(359,147)	-71.0%

There was a $359,147 decrease in net realized investment gains for the six months ended June 30, 2016.

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

During second quarter and fourth quarter 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of an analysis of the mining corporation’s ability to fulfill its obligations. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $304,256 and $502,013 for the six months ended June 30, 2015 and year ended December 31, 2015, respectively. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments during 2015.

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. During the second quarter of 2015, the Company estimated and recorded assets of $550,000 and a gain of $550,000 on the reinsurance assumption transaction. The Company completed the reinsurance assumption transaction during the third quarter of 2015 and adjusted the gain to $588,923 and recorded assets of $3,644,839 (including cash) and assumed liabilities of $3,055,916.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Benefits and claims
Increase in future policy benefits	$2,638,018	$1,695,961	$942,057	55.5%
Death benefits	1,986,288	1,770,209	216,079	12.2%
Surrenders	336,369	277,881	58,488	21.0%
Interest credited to policyholders	3,335,221	2,593,300	741,921	28.6%
Dividend, endowment and supplementary life contract benefits	133,512	158,104	(24,592)	-15.6%
Total benefits and claims	8,429,408	6,495,455	1,933,953	29.8%
Expenses
Policy acquisition costs deferred	(3,119,135)	(2,222,967)	(896,168)	40.3%
Amortization of deferred policy acquisition costs	1,052,037	857,549	194,488	22.7%
Amortization of value of insurance business acquired	189,210	199,357	(10,147)	-5.1%
Commissions	2,828,721	1,909,615	919,106	48.1%
Other underwriting, insurance and acquisition expenses	2,879,526	2,410,446	469,080	19.5%
Total expenses	3,830,359	3,154,000	676,359	21.4%
Total benefits, claims and expenses	$12,259,767	$9,649,455	$2,610,312	27.1%

The $2,610,312 increase in total benefits, claims and expenses for the six months ended June 30, 2016 is discussed below.

Benefits and Claims

The $1,933,953 increase in benefits and claims for the six months ended June 30, 2016 is primarily due to the following:

●

$942,057 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$741,921 increase in interest credited to policyholders is primarily due to an increase of approximately $44.4 million in the amount of policyholders’ account balances in the consolidated statement of financial position (deposits and interest credited in excess of withdrawals) since June 30, 2015.

●

$216,079 increase in death benefits is primarily due to 29 additional final expense claims incurred. The increase in additional final expense incurred claims is expected by the Company due to the continued growth in the number of final expense policies in force.

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

For the six months ended June 30, 2016 and 2015, capitalized costs were $3,119,135 and $2,222,967, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2016 and 2015 were $1,052,037 and $857,549, respectively.

The $896,168 increase in the 2016 acquisition costs deferred primarily relates to increased final expense production. The $194,488 increase in the 2016 amortization of deferred acquisition costs is primarily due to the growth in the number of final expense policies in force combined with policies not being retained by policyholders. In addition, the increase in the 2016 amortization of deferred acquisition costs was impacted by the acceleration of amortization on annuity products from increased withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $189,210 and $199,357 for the six months ended June 30, 2016 and 2015, respectively.

Commissions

Our commissions for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Annuity	$556,741	$538,664	$18,077	3.4%
Whole life and term first year	59,064	36,734	22,330	60.8%
Whole life and term renewal	53,066	59,400	(6,334)	-10.7%
Final expense first year	1,908,577	1,078,316	830,261	77.0%
Final expense renewal	251,273	196,501	54,772	27.9%
Total commissions	$2,828,721	$1,909,615	$919,106	48.1%

The $919,106 increase in commissions for the six months ended June 30, 2016 is primarily due to an $830,261 increase in final expense first year commissions that correspond to the $691,992 increase in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $469,080 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production, increased legal fees from contested litigation, increased salaries and benefits due to increased staffing levels, profit bonus paid to the Company’s executive officers, increased third party administrative fees and increased allowance for bad debt related to the premium finance business.

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

For the six months ended June 30, 2016 and 2015, current income tax expense was $37,510 and $99,378, respectively. Deferred federal income tax expense (benefit) was $79,871 and ($156,712) for the six months ended June 30, 2016 and 2015, respectively. The increase in deferred income taxes is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $633,412 ($0.08 per common share basic and diluted) and $733,636 ($0.09 per common share basic and diluted) for the six months ended June 30, 2016 and 2015, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the six months ended June 30, 2016 and 2015 were 7,802,593 and 7,806,538, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Revenues:
Life insurance operations	$7,347,790	$5,691,976	$1,655,814	29.1%
Annuity operations	5,355,711	4,405,722	949,989	21.6%
Corporate operations	307,059	228,059	79,000	34.6%
Total	$13,010,560	$10,325,757	$2,684,803	26.0%
Income before income taxes:
Life insurance operations	$52,515	$2,190	$50,325	2297.9%
Annuity operations	578,425	469,091	109,334	23.3%
Corporate operations	119,853	205,021	(85,168)	-41.5%
Total	$750,793	$676,302	$74,491	11.0%

Life Insurance Operations

The $1,655,814 increase in revenues from Life Insurance Operations for the six months ended June 30, 2016 is primarily due to the following:

●	$1,584,137 increase in premiums

●	$190,210 increase in net investment income

●	$4,187 decrease in other income

●	$114,346 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $50,325 increased profitability from Life Insurance Operations for the six months ended June 30, 2016 is primarily due to the following:

●	$1,584,137 increase in premiums

●	$758,265 increase in policy acquisition costs deferred net of amortization

●	$190,210 increase in net investment income

●	$24,592 decrease in dividend, endowment and supplementary life contract benefits

●	$5,073 decrease in amortization of value of insurance business acquired

●	$4,187 decrease in other income

●	$58,488 increase in surrenders

●	$114,346 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$216,079 increase in death benefits

●	$275,766 increase in other underwriting, insurance and acquisition expenses

●	$901,029 increase in commissions

●	$942,057 increase in future policy benefits

Annuity Operations

The $949,989 increase in revenues from Annuity Operations for the six months ended June 30, 2016 is due to the following:

●	$1,440,534 increase in net investment income

●	$490,545 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $109,334 increased profitability from Annuity Operations for the six months ended June 30, 2016 is due to the following:

●	$1,440,534 increase in net investment income

●	$5,074 decrease in amortization of value of insurance business acquired

●	$18,077 increase in commissions

●	$29,146 increase in other underwriting, insurance and acquisition expenses

●	$56,585 decrease in policy acquisition costs deferred net of amortization

●	$490,545 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$741,921 increase in interest credited to policyholders

Corporate Operations

The $79,000 increase in revenues from Corporate Operations for the six months ended June 30, 2016 is primarily due to $75,771 of increased net investment income and $3,229 of increased other income.

The $85,168 decreased Corporate Operations profitability for the six months ended June 30, 2016 is primarily due to $164,168 of increased operating expenses that exceeded $75,771 of increased net investment income and $3,229 of increased other income.

Consolidated Financial Condition

Our invested assets as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,151,115 and $138,028,455 as of June 30, 2016 and December 31, 2015, respectively)	$138,938,866	$134,556,027	$4,382,839	3.3%
Available-for-sale equity securities at fair value (cost: $678,438 and $790,215 as of June 30, 2016 and December 31, 2015, respectively)	774,269	892,800	(118,531)	-13.3%
Mortgage loans on real estate	64,524,791	58,774,918	5,749,873	9.8%
Investment real estate	2,452,436	2,326,558	125,878	5.4%
Policy loans	1,522,192	1,486,317	35,875	2.4%
Short-term investments	50,033	599,855	(549,822)	-91.7%
Other long-term investments	37,896,791	31,566,927	6,329,864	20.1%
Total investments	$246,159,378	$230,203,402	$15,955,976	6.9%

The $4,382,839 and $11,763,598 increases in fixed maturity available-for-sale securities for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Fixed maturity securities, available-for-sale, beginning	$134,556,027	96.85%	$110,651,429	90.39%
Purchases	3,936,924	2.83%	16,654,068	13.61%
Unrealized appreciation	8,260,179	5.95%	(1,655,536)	-1.35%
Net realized investment gains (losses)	121,708	0.09%	(217,278)	-0.18%
Sales proceeds	(3,940,211)	-2.84%	(1,183,161)	-0.97%
Maturities	(3,554,000)	-2.56%	(1,405,000)	-1.15%
Premium amortization	(441,761)	-0.32%	(429,495)	-0.35%
Increase	4,382,839	3.15%	11,763,598	9.62%
Fixed maturity securities, available-for-sale, ending	$138,938,866	100.00%	$122,415,027	100.00%

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

The $118,531 and $28,203 decreases in equity securities available-for-sale for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Equity securities, available-for-sale, beginning	$892,800	115.31%	$671,357	104.39%
Purchases	8,990	1.16%	544,835	84.71%
Sales proceeds	(128,010)	-16.54%	(533,813)	-83.00%
Unrealized depreciation	(6,754)	-0.87%	(37,129)	-5.77%
Net realized investment gains (losses)	7,243	0.94%	(1,900)	-0.30%
Premium amortization	-	0.00%	(196)	-0.03%
Decrease	(118,531)	-15.32%	(28,203)	-4.39%
Equity securities, available-for-sale, ending	$774,269	100.00%	$643,154	100.00%

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

The $5,749,873 and $11,252,312 increases in mortgage loans on real estate for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Mortgage loans on real estate, beginning	$58,774,918	91.09%	$38,649,733	77.45%
Purchases	9,362,778	14.50%	15,299,124	30.66%
Capitalization of loan origination fees	4,531	0.01%	50,000	0.10%
Discount accretion	63,395	0.10%	67,600	0.14%
Net realized investment gains	17,991	0.03%	30,809	0.06%
Payments	(3,661,522)	-5.67%	(4,124,035)	-8.26%
Increase in allowance for bad debts	(14,516)	-0.02%	(37,992)	-0.08%
Amortization of loan origination fees	(22,784)	-0.04%	(33,194)	-0.07%
Increase	5,749,873	8.91%	11,252,312	22.55%
Mortgage loans on real estate, ending	$64,524,791	100.00%	$49,902,045	100.00%

The $125,878 increase and $6,765,788 decrease in investment real estate for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Investment real estate, beginning	$2,326,558	94.87%	$9,165,090	381.99%
Purchases	198,621	8.10%	-	0.00%
Sales proceeds	-	0.00%	(7,083,246)	-295.22%
Depreciation of building	(72,743)	-2.97%	(72,744)	-3.03%
Net realized investment gains	-	0.00%	390,202	16.26%
Increase (decrease)	125,878	5.13%	(6,765,788)	-281.99%
Investment real estate, ending	$2,452,436	100.00%	$2,399,302	100.00%

The $6,329,864 and $3,126,138 increases in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Other long-term investments, beginning	$31,566,927	83.30%	$21,781,925	87.45%
Purchases	7,101,665	18.74%	4,368,725	17.54%
Accretion of discount	1,176,272	3.10%	839,826	3.37%
Payments	(1,948,073)	-5.14%	(2,082,413)	-8.36%
Increase	6,329,864	16.70%	3,126,138	12.55%
Other long-term investments, ending	$37,896,791	100.00%	$24,908,063	100.00%

The $549,822 decrease in short-term investments is due to management’s decision to decrease our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015
Cash and cash equivalents	$10,806,505	$9,047,586	$1,758,919	19.4%
Accrued investment income	2,181,988	2,205,469	(23,481)	-1.1%
Recoverable from reinsurers	1,261,836	1,243,618	18,218	1.5%
Agents' balances and due premiums	1,263,929	1,070,050	193,879	18.1%
Deferred policy acquisition costs	14,955,564	13,015,679	1,939,885	14.9%
Value of insurance business acquired	6,098,990	6,288,200	(189,210)	-3.0%
Property and equipment, net	633	949	(316)	-33.3%
Other assets	10,455,040	6,054,889	4,400,151	72.7%
Assets other than investment assets	$47,024,485	$38,926,440	$8,098,045	20.8%

The $193,879 increase in 2016 agents’ balances and due premiums is primarily due to a $219,486 increase in agents’ balances. This increase is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced nor expects to experience future collection problems.

Our other assets as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Advances to mortgage loan originator	$5,075,406	$3,095,064	$1,980,342	64.0%
Federal and state income taxes recoverable	1,489,639	1,265,453	224,186	17.7%
Notes receivable	550,940	627,503	(76,563)	-12.2%
Accrual of mortgage loan and long-term investment payments due	451,250	662,354	(211,104)	-31.9%
Guaranty funds	189,911	197,812	(7,901)	-4.0%
Loans from premium financing, net	68,223	123,824	(55,601)	-44.9%
Other receivables, prepaid assets and deposits	2,629,671	82,879	2,546,792	3072.9%
Total other assets	$10,455,040	$6,054,889	$4,400,151	72.7%

There was a $211,104 decrease in the accrual of mortgage loans and long-term investment payments based upon the scheduled timing of investment payments remitted by the third party servicers.

During the six months ended June 30, 2016, the Company increased its advances to one mortgage loan originator who acquires residential mortgage loans for our life companies by $1,980,342.

The $2,546,792 increase in other receivables, prepaid assets and deposits is primarily due to an increase in receivable for securities sold of $2,588,281 as of June 30, 2016.

The $224,186 increase in federal and state income taxes recoverable is primarily due to federal and state tax withholdings on lottery receivables.

On April 15, 2016, the Company loaned $400,000 to its former Chairman. The loan has a term of one year and has a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015

Policy liabilities
Policyholders' account balances	$207,963,636	$197,688,616	$10,275,020	5.2%
Future policy benefits	42,109,842	39,464,124	2,645,718	6.7%
Policy claims	859,740	714,928	144,812	20.3%
Other policy liabilities	68,685	76,554	(7,869)	-10.3%
Total policy liabilities	251,001,903	237,944,222	13,057,681	5.5%
Deferred federal income taxes	1,738,321	33,210	1,705,111	5134.3%
Other liabilities	3,094,212	937,367	2,156,845	230.1%
Total liabilities	$255,834,436	$238,914,799	$16,919,637	7.1%

The $10,275,020 and $22,994,193 increases in policyholders’ account balances for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Policyholders' account balances, beginning	$197,688,616	95.06%	$140,554,973	85.94%
Deposits	14,145,326	6.80%	25,903,955	15.83%
Withdrawals	(7,205,527)	-3.46%	(5,503,062)	-3.36%
Interest credited	3,335,221	1.60%	2,593,300	1.59%
Increase	10,275,020	4.94%	22,994,193	14.06%
Policyholders' account balances, ending	$207,963,636	100.00%	$163,549,166	100.00%

During 2016, management made a conscious decision to decrease the production of new annuity contracts by decreasing the interest rate paid to policyholders and the minimum guaranteed interest rate during the contractual period. This intentional reduction in new annuity production is demonstrated by the $11,758,629 decrease in annuity deposits from $25,903,955 to $14,145,326 for the six months ended June 30, 2015 and 2016, respectively. This decision was made so that FTFC’s two life insurance companies, TLIC and FBLIC, can improve their statutory solvency by increasing the ratio of the total statutory adjusted capital to the statutory authorized control level risk-based capital in both TLIC and FBLIC.

The $2,645,718 increase in future policy benefits during the six months ended June 30, 2016 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $1,705,111 increase in deferred federal income taxes during the six months ended June 30, 2016 was due to $1,625,240 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $79,871 of operating deferred federal tax expense.

Our other liabilities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Suspense accounts payable	$2,401,769	$175,134	$2,226,635	1271.4%
Accrued expenses payable	367,909	405,726	(37,817)	-9.3%
Guaranty fund assessments	172,000	172,000	-	0.0%
Unclaimed funds	58,011	45,504	12,507	27.5%
Unearned investment income	49,963	53,945	(3,982)	-7.4%
Deferred revenue	33,583	34,949	(1,366)	-3.9%
Withholdings payable	16,269	31,015	(14,746)	-47.5%
Other payables	(5,292)	19,094	(24,386)	-127.7%
Total other liabilities	$3,094,212	$937,367	$2,156,845	230.1%

The $2,226,635 increase in suspense accounts payable is primarily due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2016, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2016, we had cash and cash equivalents totaling $10,806,505. As of June 30, 2016, cash and cash equivalents of $3,495,922 and $5,586,921, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $8,356,419 and $5,957,248 as of June 30, 2016 and December 31, 2015, respectively. The increase in uninsured balances of $2,399,171 between June 30, 2016 and December 31, 2015 is primarily due to increased deposits on policy applications that had not been issued as of the financial reporting date. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Net cash provided by operating activities	$2,196,283	$2,828,086	$(631,803)	-22.3%
Net cash used in investing activities	(7,377,163)	(20,455,084)	13,077,921	-63.9%
Net cash provided by financing activities	6,939,799	16,285,777	(9,345,978)	-57.4%
Increase (decrease) in cash	1,758,919	(1,341,221)	3,100,140	-231.1%
Cash and cash equivalents, beginning of period	9,047,586	10,158,386	(1,110,800)	-10.9%
Cash and cash equivalents, end of period	$10,806,505	$8,817,165	$1,989,340	22.6%

The $2,196,283 and $2,828,086 of cash provided by operating activities for the six months ended June 30, 2016 and 2015, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums collected	$6,248,309	$4,656,957	1,591,352	34.2%
Net investment income collected	6,051,536	4,619,391	1,432,145	31.0%
Death benefits paid	(1,859,694)	(1,655,339)	(204,355)	12.3%
Surrenders paid	(336,369)	(277,881)	(58,488)	21.0%
Commissions paid	(3,048,658)	(2,295,177)	(753,481)	32.8%
Other underwriting, insurance and acquisition expenses paid	(2,656,545)	(3,086,479)	429,934	-13.9%
(Receivable) payable for securities	(2,589,686)	80,167	(2,669,853)	-3330.4%
Taxes recovered (paid)	(261,696)	47,216	(308,912)	-654.3%
Advances to mortgage loan originator	(1,980,343)	(983,710)	(996,633)	101.3%
Deposited policy applications unissued	2,226,635	1,781,697	444,938	25.0%
Decrease (increase) in short-term investment	549,822	(511)	550,333	-107697.3%
Other	(147,028)	(58,245)	(88,783)	152.4%
Increase in cash provided by operating activities	$2,196,283	$2,828,086	$(631,803)	-22.3%

Please see the statements of cash flows for the six months ended June 30, 2016 and 2015 for a summary of the components of net cash used in investing activities and provided by financing activities.

Our shareholders’ equity as of June 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	June 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2016 and December 31, 2015 and 7,802,593 outstanding as of June 30, 2016 and December 31, 2015)	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,598	-	0.0%
Treasury stock, at cost (247,580 shares as of June 30, 2016 and December 31, 2015)	(893,947)	(893,947)	-	0.0%
Accumulated other comprehensive income (loss)	3,845,155	(2,655,817)	6,500,972	-244.8%
Accumulated earnings	5,633,119	4,999,707	633,412	12.7%
Total shareholders' equity	$37,349,427	$30,215,043	$7,134,384	23.6%

The increase in shareholders’ equity of $7,134,384 for the six months ended June 30, 2016 is due to $6,500,972 of other comprehensive income and net income of $633,412.

Equity per common share outstanding increased 23.8% from $3.87 per share as of December 31, 2015 to $4.79 per share as of June 30, 2016, based upon 7,802,593 common shares outstanding as of both June 30, 2016 and December 31, 2015.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $4,883,582 and ($3,369,843) as of June 30, 2016 and December 31, 2015, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $8,382,376 in unrealized gains arising for the six months ended June 30, 2016 includes 2016 net realized investment gains of $128,951 originating from the sale and call activity for fixed maturity and equity securities available-for-sale resulting in a net increase in net unrealized appreciation for the six months ended June 30, 2016 of $8,253,425.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies and annuity contracts. We maintain conservative durations in our fixed maturity portfolio. As of June 30, 2016, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 8.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2016 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The main difference between the original Petition and the amended Petition is that the amended Petition also seeks equitable relief based on two new theories: that the Decreasing Term to 95 policies should be reformed so that they will provide a level death benefit for a level premium payment until the policyholder reaches 95 years of age; and alternatively, Count VIII of the amended Petition asks the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio; and (3) order that FBLIC return all premiums collected under these policies. In addition, as part of the MMPA claim, plaintiffs are now alleging that FBLIC undertook a fraudulent scheme to sell the Decreasing Term to 95 policies as a level premium for level benefit even though FBLIC never intended to pay dividends for the life of the policies and that part of this alleged fraudulent scheme included having a dividend option which is not allowed under Missouri law.

FBLIC denies the allegations in the amended Petition and will continue to defend against them.

On February 1, 2016, the plaintiffs asked that the Court certify the case as a class action. With their motion, Plaintiffs filed an affidavit from an actuary stating the opinion that FBLIC has collected at least $2,548,939 in premiums on the Decreasing Term to 95 policies. This presumably is the amount that Plaintiffs will seek to be refunded to policyholders if the policies are declared void. FBLIC opposed the request for class certification. On July 21, 2016, the Court certified three classes to maintain the claims for breach of contract, anticipatory breach of contract, violation of the MMPA, reformation, and to void the Decreasing Term to 95 policies. On August 1, 2016, FBLIC filed a Petition for Leave to Appeal with the Missouri Court of Appeals, Southern District asking for permission to appeal the Court’s class certification. The Petition for Leave to Appeal was denied.

FBLIC intends to defend vigorously against the class and individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action.

On May 13, 2015, FBLIC filed a Counterclaim against Doyle Nimmo seeking indemnity and seeking damages for breach of fiduciary duty in the event FBLIC is liable under Plaintiffs’ underlying claims. In addition, on April 29, 2015, TLIC filed a lawsuit against Doyle Nimmo and Michael Teel alleging that they were liable for violations of federal and state securities laws for failing to disclose information relating to the Decreasing Term to 95 policies. This lawsuit is currently pending in the District Court for the Western District of Missouri (hereinafter the “Federal Lawsuit”). No claims have been made against TLIC in the Federal Lawsuit. The Federal Lawsuit has been stayed pending resolution of the lawsuit against FBLIC in the Circuit Court of Greene County, Missouri.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 11, 2016	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 11, 2016	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer