Form 10-Q
period 2016-09-30
First Trinity Financial CORP
filed 2016-11-10
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2016

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 7, 2016: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $128,986,347 and $138,028,455 as of September 30, 2016 and December 31, 2015, respectively)	$134,592,061	$134,556,027
Available-for-sale equity securities at fair value (cost: $683,928 and $790,215 as of September 30, 2016 and December 31, 2015, respectively)	813,424	892,800
Mortgage loans on real estate	67,897,303	58,774,918
Investment real estate	2,416,063	2,326,558
Policy loans	1,561,972	1,486,317
Short-term investments	50,004	599,855
Other long-term investments	41,658,491	31,566,927
Total investments	248,989,318	230,203,402
Cash and cash equivalents	26,703,311	9,047,586
Accrued investment income	2,148,495	2,205,469
Recoverable from reinsurers	1,281,156	1,243,618
Agents' balances and due premiums	1,414,608	1,070,050
Deferred policy acquisition costs	16,422,517	13,015,679
Value of insurance business acquired	6,007,025	6,288,200
Other assets	10,098,112	6,055,838
Total assets	$313,064,542	$269,129,842
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$224,998,722	$197,688,616
Future policy benefits	43,466,880	39,464,124
Policy claims	809,219	714,928
Other policy liabilities	82,185	76,554
Total policy liabilities	269,357,006	237,944,222
Deferred federal income taxes	1,988,584	33,210
Other liabilities	3,205,152	937,367
Total liabilities	274,550,742	238,914,799
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2016 and December 31, 2015 and 7,802,593 outstanding as of September 30, 2016 and December 31, 2015)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of September 30, 2016 and December 31, 2015)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	4,510,942	(2,655,817)
Accumulated earnings	6,131,705	4,999,707
Total shareholders' equity	38,513,800	30,215,043
Total liabilities and shareholders' equity	$313,064,542	$269,129,842

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$3,197,228	$2,496,403	$9,426,803	$7,141,841
Net investment income	3,303,980	2,916,317	9,922,817	7,828,639
Net realized investment gains	160,308	280,763	307,250	786,852
Loss on other-than-temporary impairment	-	(1,078)	-	(305,334)
Gain on reinsurance assumption	-	38,923	-	588,923
Other income	10,053	40,492	25,259	56,656
Total revenues	6,671,569	5,771,820	19,682,129	16,097,577
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,357,212	909,156	3,995,230	2,605,117
Death benefits	881,928	803,941	2,868,216	2,574,150
Surrenders	205,356	122,655	541,725	400,536
Interest credited to policyholders	1,754,941	1,459,480	5,090,162	4,052,780
Dividend, endowment and supplementary life contract benefits	81,040	66,689	214,552	224,793
Total benefits and claims	4,280,477	3,361,921	12,709,885	9,857,376
Policy acquisition costs deferred	(2,023,246)	(1,596,615)	(5,142,381)	(3,819,582)
Amortization of deferred policy acquisition costs	536,901	428,448	1,588,938	1,285,997
Amortization of value of insurance business acquired	91,966	92,561	281,175	291,918
Commissions	1,954,586	1,430,501	4,783,307	3,340,116
Other underwriting, insurance and acquisition expenses	1,244,013	1,189,367	4,123,540	3,599,813
Total expenses	1,804,220	1,544,262	5,634,579	4,698,262
Total benefits, claims and expenses	6,084,697	4,906,183	18,344,464	14,555,638
Income before total federal income tax expense	586,872	865,637	1,337,665	1,541,939
Current federal income tax expense	4,472	218,754	41,982	318,132
Deferred federal income tax expense (benefit)	83,814	(834)	163,685	(157,546)
Total federal income tax expense	88,286	217,920	205,667	160,586
Net income	$498,586	$647,717	$1,131,998	$1,381,353
Net income per common share basic and diluted	$0.06	$0.08	$0.15	$0.18

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$498,586	$647,717	$1,131,998	$1,381,353
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	1,058,518	(1,524,166)	9,440,894	(3,436,009)
Less net realized investment gains (losses)	206,890	200,657	335,841	(18,521)
Net unrealized gains (losses)	851,628	(1,724,823)	9,105,053	(3,417,488)
Less adjustment to deferred acquisition costs	19,392	(16,661)	146,605	(34,669)
Other comprehensive income (loss) before income tax expense	832,236	(1,708,162)	8,958,448	(3,382,819)
Income tax expense (benefit)	166,449	(341,633)	1,791,689	(676,565)
Total other comprehensive income (loss)	665,787	(1,366,529)	7,166,759	(2,706,254)
Total comprehensive income (loss)	$1,164,373	$(718,812)	$8,298,757	$(1,324,901)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	1,381,353	1,381,353
Other comprehensive loss	-	-	-	(2,706,254)	-	(2,706,254)
Balance as of September 30, 2015	$80,502	$28,684,598	$(893,947)	$(22,711)	$3,998,352	$31,846,794

Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	1,131,998	1,131,998
Other comprehensive income	-	-	-	7,166,759	-	7,166,759
Balance as of September 30, 2016	$80,502	$28,684,598	$(893,947)	$4,510,942	$6,131,705	$38,513,800

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$1,131,998	$1,381,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	109,587	147,462
Accretion of discount on investments	(1,278,028)	(758,333)
Net realized investment gains	(307,250)	(786,852)
Loss on other-than-temporary impairment	-	305,334
Gain on reinsurance assumption	-	(588,923)
Amortization of policy acquisition cost	1,588,938	1,285,997
Policy acquisition cost deferred	(5,142,381)	(3,819,582)
Mortgage loan origination fees deferred	(4,530)	(74,000)
Amortization of loan origination fees	54,032	51,362
Amortization of value of insurance business acquired	281,175	291,918
Provision for deferred federal income tax benefit (expense)	163,685	(157,546)
Interest credited to policyholders	5,090,162	4,052,780
Change in assets and liabilities:
Accrued investment income	56,974	(361,106)
Policy loans	(75,655)	51,961
Short-term investments	549,850	541,655
Allowance for mortgage loan losses	36,096	48,585
Recoverable from reinsurers	(37,538)	24,609
Agents' balances and due premiums	(344,558)	(526,319)
Other assets (excludes $470 of 2016 depreciation)	(4,042,745)	(1,078,478)
Future policy benefits	4,002,756	2,628,204
Policy claims	94,291	53,147
Other policy liabilities	5,631	(12,996)
Other liabilities	2,267,785	1,871,421
Net cash provided by operating activities	4,200,275	4,571,653

Investing activities
Purchases of fixed maturity securities	(6,163,564)	(26,575,622)
Maturities of fixed maturity securities	4,657,000	1,634,000
Sales of fixed maturity securities	10,205,935	5,937,843
Purchases of equity securities	(14,480)	(551,229)
Sales of equity securities	128,010	533,813
Reinsurance assumption	-	64,935
Purchases of mortgage loans	(20,669,087)	(23,665,861)
Payments on mortgage loans	11,317,427	7,452,257
Purchases of other long-term investments	(11,340,463)	(11,968,198)
Payments on other long-term investments	3,114,728	3,245,071
Sale of real estate	-	7,083,246
Net cash used in investing activities	(8,764,494)	(36,809,745)

Financing activities
Policyholders' account deposits	32,177,094	45,590,381
Policyholders' account withdrawals	(9,957,150)	(7,416,790)
Purchases of treasury stock	-	(38,643)
Repayment of notes payable	-	(4,076,473)
Net cash provided by financing activities	22,219,944	34,058,475

Increase in cash	17,655,725	1,820,383
Cash and cash equivalents, beginning of period	9,047,586	10,158,386
Cash and cash equivalents, end of period	$26,703,311	$11,978,769

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

(Unaudited)

During 2016, the Company foreclosed on three residential mortgage loans of real estate totaling $198,622 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

Nine Months Ended
September 30, 2016
Reductions in mortgage loans due to foreclosure	$198,622
Investment real estate held-for-sale acquired through foreclosure	(198,622)
Net cash provided (used) in investing activities	$-

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

September 30, 2016

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

September 30, 2016

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2015.

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

September 30, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to September 30, 2016 through the date that these financial statements have been issued.

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Classification of Certain Cash Receipts and Cash Payment

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its statement of cash flows.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2016 and December 31, 2015 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2016 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,095,489	$123,863	$7,868	$3,211,484
States and political subdivisions	8,940,717	530,240	-	9,470,957
Residential mortgage-backed securities	36,554	44,073	-	80,627
Corporate bonds	101,538,123	5,331,077	1,041,809	105,827,391
Foreign bonds	15,375,464	817,184	191,046	16,001,602
Total fixed maturity securities	128,986,347	6,846,437	1,240,723	134,592,061
Equity securities
Mutual funds	342,519	1,952	-	344,471
Corporate preferred stock	149,725	8,275	-	158,000
Corporate common stock	191,684	119,269	-	310,953
Total equity securities	683,928	129,496	-	813,424
Total fixed maturity and equity securities	$129,670,275	$6,975,933	$1,240,723	$135,405,485

	December 31, 2015
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,161	$136,190	$108,597	$2,820,754
States and political subdivisions	8,993,848	61,592	102,835	8,952,605
Residential mortgage-backed securities	49,980	43,846	-	93,826
Corporate bonds	109,164,942	1,820,894	4,234,897	106,750,939
Foreign bonds	17,026,524	185,225	1,273,846	15,937,903
Total fixed maturity securities	138,028,455	2,247,747	5,720,175	134,556,027
Equity securities
Mutual funds	335,554	-	10,613	324,941
Corporate preferred stock	259,993	6,035	990	265,038
Corporate common stock	194,668	117,196	9,043	302,821
Total equity securities	790,215	123,231	20,646	892,800
Total fixed maturity and equity securities	$138,818,670	$2,370,978	$5,740,821	$135,448,827

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2016 and December 31, 2015 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2016 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,241,573	$7,868	3
Corporate bonds	5,129,945	130,041	18
Foreign bonds	296,583	2,610	1
Total less than 12 months	6,668,101	140,519	22
More than 12 months
Corporate bonds	8,599,757	911,768	39
Foreign bonds	2,659,276	188,436	13
Total more than 12 months	11,259,033	1,100,204	52
Total fixed maturity securities	$17,927,134	$1,240,723	74

	December 31, 2015
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$381,592	$20,006	2
States and political subdivisions	5,422,934	102,835	26
Corporate bonds	46,907,532	2,646,997	186
Foreign bonds	9,155,830	879,659	40
Total less than 12 months	61,867,888	3,649,497	254
More than 12 months
U.S. government and U.S. government agencies	1,041,409	88,591	2
Corporate bonds	5,646,642	1,587,900	31
Foreign bonds	489,008	394,187	3
Total more than 12 months	7,177,059	2,070,678	36
Total fixed maturity securities	69,044,947	5,720,175	290
Equity securities
Less than 12 months
Mutual funds	74,547	10,613	1
Corporate preferred stock	109,279	990	1
Corporate common stock	41,804	9,043	1
Total equity securities	225,630	20,646	3
Total fixed maturity and equity securities	$69,270,577	$5,740,821	293

As of September 30, 2016, the Company held 74 available-for-sale fixed maturity securities with an unrealized loss of $1,240,723, fair value of $17,927,134 and amortized cost of $19,167,857. The ratio of the fair value to the amortized cost of these 74 securities is 94%.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

As of September 30, 2016, the Company had no equity security with an unrealized loss.

As of December 31, 2015, the Company had three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is 92%.

Fixed maturity securities were 92% and 94% investment grade as rated by Standard & Poor’s as of September 30, 2016 and December 31, 2015, respectively.

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

There were no impairments during the nine months ended September 30, 2016.

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

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2016 and December 31, 2015, are summarized as follows:

	(Unaudited)
	September 30, 2016	December 31, 2015
Unrealized appreciation (depreciation) on available-for-sale securities	$5,735,210	$(3,369,843)
Adjustment to deferred acquisition costs	(96,532)	50,073
Deferred income taxes	(1,127,736)	663,953
Net unrealized appreciation (depreciation) on available-for-sale securities	$4,510,942	$(2,655,817)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $41,658,491 and $31,566,927 as of September 30, 2016 and December 31, 2015, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2016, by contractual maturity, are summarized as follows:

	September 30, 2016 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,796,909	$7,872,902	$5,309,897	$5,381,733
Due in one year through five years	32,037,852	33,262,422	15,581,268	17,021,625
Due after five years through ten years	44,835,640	46,380,935	11,549,032	14,358,534
Due after ten years	44,279,392	46,995,175	9,218,294	15,656,812
Due at multiple maturity dates	36,554	80,627	-	-
	$128,986,347	$134,592,061	$41,658,491	$52,418,704

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2016	2015	2016	2015	2016	2015	2016	2015
	Three Months Ended September 30, (Unaudited)
Proceeds	$7,368,724	$4,983,682	$-	$-	$7,655,905	$3,328,222	$-	$-
Gross realized gains	242,910	225,058	-	-	-	79,028	-	-
Gross realized losses	(36,020)	(23,323)	-	-	(46,582)	-	-	-
Loss on other-than-temporary impairment	-	(1,078)	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
Proceeds	$14,862,935	$7,571,843	$128,010	$533,813	$11,317,427	$7,452,257	$-	$7,083,246
Gross realized gains	405,960	313,690	8,711	996	-	109,837	-	390,202
Gross realized losses	(77,362)	(24,977)	(1,468)	(2,896)	(28,591)	-	-	-
Loss on other-than-temporary impairment	-	(305,334)	-	-	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2016 and 2015 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$817,963	$(1,689,567)	$9,078,142	$(3,345,103)
Equity securities	33,665	(35,256)	26,911	(72,385)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	206,890	200,657	328,598	(16,621)
Equity securities	-	-	7,243	(1,900)
Mortgage loans on real estate	(46,582)	79,028	(28,591)	109,837
Investment real estate	-	-	-	390,202

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015
Fixed maturity securities	$1,435,041	$1,400,291	$4,535,560	$3,819,806
Equity securities	6,728	8,797	20,568	29,051
Other long-term investments	687,042	501,221	1,857,366	1,340,050
Mortgage loans	1,417,445	1,172,040	4,098,943	3,108,912
Policy loans	27,348	25,248	79,937	75,554
Real estate	62,391	97,657	246,327	357,067
Short-term and other investments	56,806	46,018	198,950	159,644
Gross investment income	3,692,801	3,251,272	11,037,651	8,890,084
Investment expenses	(388,821)	(334,955)	(1,114,834)	(1,061,445)
Net investment income	$3,303,980	$2,916,317	$9,922,817	$7,828,639

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2016 and December 31, 2015, these required deposits, included in investment assets, had amortized costs that totaled $4,087,455 and $3,989,742, respectively. As of September 30, 2016 and December 31, 2015, these required deposits had fair values that totaled $4,244,136 and $4,034,042, respectively.

The Company’s mortgage loans by property type as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)
	September 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,094,697	1.61%	$1,272,881	2.17%
Office buildings	183,383	0.27%	191,774	0.32%
Total commercial mortgage loans	1,278,080	1.88%	1,464,655	2.49%
Residential mortgage loans	66,619,223	98.12%	57,310,263	97.51%
Total mortgage loans	$67,897,303	100.00%	$58,774,918	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of September 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)
	September 30, 2016	December 31, 2015
Land - held for the production of income	$213,160	$213,160
Land - held for sale	750,047	750,047
Total land	963,207	963,207
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,013,323)	(904,206)
Buildings net of accumulated depreciation	1,254,234	1,363,351
Residential real estate - held for sale	198,622	-
Total residential real estate	198,622	-
Investment real estate, net of accumulated depreciation	$2,416,063	$2,326,558

During 2016, the Company foreclosed on three residential mortgage loans on real estate totaling $198,622 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

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

September 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2016 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,211,484	$-	$3,211,484
States and political subdivisions	-	9,470,957	-	9,470,957
Residential mortgage-backed securities	-	80,627	-	80,627
Corporate bonds	-	105,827,391	-	105,827,391
Foreign bonds	-	16,001,602	-	16,001,602
Total fixed maturity securities	$-	$134,592,061	$-	$134,592,061

Equity securities, available-for-sale
Mutual funds	$-	$344,471	$-	$344,471
Corporate preferred stock	104,720	53,280	-	158,000
Corporate common stock	264,453	-	46,500	310,953
Total equity securities	$369,173	$397,751	$46,500	$813,424

	December 31, 2015
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,820,754	$-	$2,820,754
States and political subdivisions	-	8,952,605	-	8,952,605
Residential mortgage-backed securities	-	93,826	-	93,826
Corporate bonds	-	106,750,939	-	106,750,939
Foreign bonds	-	15,937,903	-	15,937,903
Total fixed maturity securities	$-	$134,556,027	$-	$134,556,027

Equity securities, available-for-sale
Mutual funds	$-	$324,941	$-	$324,941
Corporate preferred stock	211,278	53,760	-	265,038
Corporate common stock	256,321	-	46,500	302,821
Total equity securities	$467,599	$378,701	$46,500	$892,800

As of both September 30, 2016 and December 31, 2015, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

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

September 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2016 and December 31, 2015, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2016 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$1,278,080	$1,293,484	$-	$-	$1,293,484
Residential	66,619,223	66,858,420	-	-	64,813,681
Policy loans	1,561,972	1,561,972	-	-	1,561,972
Short-term investments	50,004	50,004	50,004	-	-
Other long-term investments	41,658,491	52,418,704	-	-	52,418,704
Cash and cash equivalents	26,703,311	26,703,311	26,703,311	-	-
Accrued investment income	2,148,495	2,148,495	-	-	2,148,495
Loans from premium financing	68,223	68,223	-	-	68,223
Total financial assets	$140,087,799	$149,057,874	$26,753,315	$-	$122,304,559

Financial liabilities
Policyholders' account balances	$224,998,722	$204,629,290	$-	$-	$204,629,290
Policy claims	809,219	809,219	-	-	809,219
Total financial liabilities	$225,807,941	$205,438,509	$-	$-	$205,438,509

	December 31, 2015
Financial assets
Mortgage loans on real estate
Commercial	$1,464,655	$1,486,601	$-	$-	$1,486,601
Residential	57,310,263	57,356,546	-	-	57,356,546
Policy loans	1,486,317	1,486,317	-	-	1,486,317
Short-term investments	599,855	599,855	599,855	-	-
Other long-term investments	31,566,927	37,755,989	-	-	37,755,989
Cash and cash equivalents	9,047,586	9,047,586	9,047,586	-	-
Accrued investment income	2,205,469	2,205,469	-	-	2,205,469
Loans from premium financing	123,824	123,824	-	-	123,824
Total financial assets	$103,804,896	$110,062,187	$9,647,441	$-	$100,414,746

Financial liabilities
Policyholders' account balances	$197,688,616	$179,233,152	$-	$-	$179,233,152
Policy claims	714,928	714,928	-	-	714,928
Total financial liabilities	$198,403,544	$179,948,080	$-	$-	$179,948,080

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2016	2015	2016	2015
Revenues:
Life insurance operations	$3,720,401	$3,009,009	$11,068,191	$8,700,985
Annuity operations	2,802,934	2,688,858	8,158,645	7,094,580
Corporate operations	148,234	73,953	455,293	302,012
Total	$6,671,569	$5,771,820	$19,682,129	$16,097,577
Income (loss) before income taxes:
Life insurance operations	$35,230	$752,366	$87,745	$754,556
Annuity operations	436,051	183,304	1,014,476	652,395
Corporate operations	115,591	(70,033)	235,444	134,988
Total	$586,872	$865,637	$1,337,665	$1,541,939
Depreciation and amortization expense:
Life insurance operations	$541,995	$351,004	$1,540,582	$1,168,749
Annuity operations	154,648	224,704	493,151	570,215
Corporate operations	-	12,486	-	37,775
Total	$696,643	$588,194	$2,033,733	$1,776,739

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets:
Life insurance operations	$50,073,485	$44,151,860
Annuity operations	256,044,991	218,172,909
Corporate operations	6,946,066	6,805,073
Total	$313,064,542	$269,129,842

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

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2013 through 2015 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

September 30, 2016

(Unaudited)

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

September 30, 2016

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

September 30, 2016

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Unrealized Appreciation (Depreciation) on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2016 and 2015 (Unaudited)
Balance as of July 1, 2016	$3,906,866	$(61,711)	$3,845,155
Other comprehensive income before reclassifications, net of tax	846,814	(15,514)	831,300
Less amounts reclassified from accumulated other comprehensive income, net of tax	165,513	-	165,513
Other comprehensive income	681,301	(15,514)	665,787
Balance as of September 30, 2016	$4,588,167	$(77,225)	$4,510,942

Balance as of July 1, 2015	$1,358,562	$(14,744)	$1,343,818
Other comprehensive loss before reclassifications, net of tax	(1,219,333)	13,329	(1,206,004)
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	160,525	-	160,525
Other comprehensive loss	(1,379,858)	13,329	(1,366,529)
Balance as of September 30, 2015	$(21,296)	$(1,415)	$(22,711)

	Nine Months Ended September 30, 2016 and 2015 (Unaudited)
Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	7,552,715	(117,284)	7,435,431
Less amounts reclassified from accumulated other comprehensive income, net of tax	268,672	-	268,672
Other comprehensive income	7,284,043	(117,284)	7,166,759
Balance as of September 30, 2016	$4,588,167	$(77,225)	$4,510,942

Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(2,748,807)	27,736	(2,721,071)
Less amounts reclassified from accumulated other comprehensive income (loss), net of tax	(14,817)	-	(14,817)
Other comprehensive loss	(2,733,990)	27,736	(2,706,254)
Balance as of September 30, 2015	$(21,296)	$(1,415)	$(22,711)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Pretax	Income Tax Expense	Net of Tax

	Three Months Ended September 30, 2016 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,058,518	$211,704	$846,814
Reclassification adjustment for net gains included in operations	206,890	41,377	165,513
Net unrealized gains on investments	851,628	170,327	681,301
Adjustment to deferred acquisition costs	(19,392)	(3,878)	(15,514)
Total other comprehensive income	$832,236	$166,449	$665,787

	Three Months Ended September 30, 2015 (Unaudited)
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,524,166)	$(304,833)	$(1,219,333)
Reclassification adjustment for net gains included in operations	200,657	40,132	160,525
Net unrealized losses on investments	(1,724,823)	(344,965)	(1,379,858)
Adjustment to deferred acquisition costs	16,661	3,332	13,329
Total other comprehensive loss	$(1,708,162)	$(341,633)	$(1,366,529)

	Nine Months Ended September 30, 2016 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$9,440,894	$1,888,179	$7,552,715
Reclassification adjustment for net gains included in operations	335,841	67,169	268,672
Net unrealized gains on investments	9,105,053	1,821,010	7,284,043
Adjustment to deferred acquisition costs	(146,605)	(29,321)	(117,284)
Total other comprehensive income	$8,958,448	$1,791,689	$7,166,759

	Nine Months Ended September 30, 2015 (Unaudited)
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,436,009)	$(687,202)	$(2,748,807)
Reclassification adjustment for net losses included in operations	(18,521)	(3,704)	(14,817)
Net unrealized losses on investments	(3,417,488)	(683,498)	(2,733,990)
Adjustment to deferred acquisition costs	34,669	6,933	27,736
Total other comprehensive loss	$(3,382,819)	$(676,565)	$(2,706,254)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2016	2015	2016	2015
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$206,890	$200,657	$335,841	$(18,521)
Income tax expense (benefit) (b)	41,377	40,132	67,169	(3,704)
Total reclassification adjustments	$165,513	$160,525	$268,672	$(14,817)

(a)	These items appear within net realized investment gains and loss on other-than-temporary impairment in the consolidated statements of operations.
(b)	These items appear within federal income taxes in the consolidated statements of operations.

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

As of September 30, 2016, $525,696 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $23,962,879 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $219,444 allowance for possible loan losses in the remaining $43,934,424 of investments in mortgage loans on real estate as of September 30, 2016.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

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

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $347,885 and $320,996 as of September 30, 2016 and December 31, 2015, respectively, are carried net of estimated loan losses of $279,662 and $197,172 as of September 30, 2016 and December 31, 2015, respectively. The Company has made no premium financing loans since June 30, 2012. FTCC currently has no operations other than minor premium refunds, collections of past due accounts and accounts involved in litigation.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and nine months ended September 30, 2016 and 2015 are summarized as follows (excluding $23,962,879 and $19,940,549 of mortgage loans on real estate as of September 30, 2016 and 2015, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited) As of and for the Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$191,332	$156,254	$6,532	$8,204	$279,662	$197,171	$477,526	$361,629
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	21,690	10,716	(110)	(123)	-	-	21,580	10,593
Allowance, ending	$213,022	$166,970	$6,422	$8,081	$279,662	$197,171	$499,106	$372,222

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$279,662	$192,689	$279,662	$192,689
Collectively evaluated for impairment	$213,022	$166,970	$6,422	$8,081	$-	$4,482	$219,444	$179,533

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$347,885	$316,514	$347,885	$316,514
Collectively evaluated for impairment	$42,656,344	$33,536,288	$1,278,080	$1,608,114	$-	$4,482	$43,934,424	$35,148,884

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

    (continued)

	(Unaudited) As of and for the Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$175,988	$116,604	$7,360	$9,862	$197,172	$197,358	$380,520	$323,824
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	37,034	50,366	(938)	(1,781)	82,490	(187)	118,586	48,398
Allowance, ending	$213,022	$166,970	$6,422	$8,081	$279,662	$197,171	$499,106	$372,222

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$279,662	$192,689	$279,662	$192,689
Collectively evaluated for impairment	$213,022	$166,970	$6,422	$8,081	$-	$4,482	$219,444	$179,533

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$347,885	$316,514	$347,885	$316,514
Collectively evaluated for impairment	$42,656,344	$33,536,288	$1,278,080	$1,608,114	$-	$4,482	$43,934,424	$35,148,884

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan to Value Ratio	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Over 70% to 80%	$15,276,817	$15,058,997	$-	$-	$15,276,817	$15,058,997
Over 60% to 70%	27,531,907	21,749,312	-	439,250	27,531,907	22,188,562
Over 50% to 60%	11,677,596	9,700,752	1,063,869	658,693	12,741,465	10,359,445
Over 40% to 50%	9,600,812	8,553,256	-	-	9,600,812	8,553,256
Over 30% to 40%	1,908,770	1,430,835	214,211	366,712	2,122,981	1,797,547
Over 20% to 30%	258,933	159,930	-	-	258,933	159,930
Over 10% to 20%	352,524	650,688	-	-	352,524	650,688
10% or less	11,864	6,493	-	-	11,864	6,493
Total	$66,619,223	$57,310,263	$1,278,080	$1,464,655	$67,897,303	$58,774,918

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

Classification of Certain Cash Receipts and Cash Payment

In August 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows under eight different scenarios including, but not limited to: (i) debt prepayment or debt extinguishment costs; (ii) proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; (iii) distributions received from equity method investees; and (iv) separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our statement of cash flows.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2016 and 2015

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$3,197,228	$2,496,403	$700,825	28.1%
Net investment income	3,303,980	2,916,317	387,663	13.3%
Net realized investment gains	160,308	280,763	(120,455)	-42.9%
Loss on other-than-temporary impairment	-	(1,078)	1,078	-100.0%
Gain on reinsurance assumption	-	38,923	(38,923)	-100.0%
Other income	10,053	40,492	(30,439)	-75.2%
Total revenues	6,671,569	5,771,820	899,749	15.6%
Benefits and claims	4,280,477	3,361,921	918,556	27.3%
Expenses	1,804,220	1,544,262	259,958	16.8%
Total benefits, claims and expenses	6,084,697	4,906,183	1,178,514	24.0%
Income before federal income tax expense	586,872	865,637	(278,765)	-32.2%
Federal income tax expense	88,286	217,920	(129,634)	-59.5%
Net income	$498,586	$647,717	$(149,131)	-23.0%
Net income per common share
basic and diluted	$0.06	$0.08	$(0.02)

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$9,426,803	$7,141,841	$2,284,962	32.0%
Net investment income	9,922,817	7,828,639	2,094,178	26.8%
Net realized investment gains	307,250	786,852	(479,602)	-61.0%
Loss on other-than-temporary impairment	-	(305,334)	305,334	-100.0%
Gain on reinsurance assumption	-	588,923	(588,923)	-100.0%
Other income	25,259	56,656	(31,397)	-55.4%
Total revenues	19,682,129	16,097,577	3,584,552	22.3%
Benefits and claims	12,709,885	9,857,376	2,852,509	28.9%
Expenses	5,634,579	4,698,262	936,317	19.9%
Total benefits, claims and expenses	18,344,464	14,555,638	3,788,826	26.0%
Income before federal income tax expense	1,337,665	1,541,939	(204,274)	-13.2%
Federal income tax expense	205,667	160,586	45,081	28.1%
Net income	$1,131,998	$1,381,353	$(249,355)	-18.1%
Net income per common share
basic and diluted	$0.15	$0.18	$(0.03)

Consolidated Condensed Financial Position as of September 30, 2016 and December 31, 2015

	(Unaudited) September 30, 2016	December 31, 2015	Amount Change 2016 less 2015	Percentage Change 2016 less 2015

Investment assets	$248,989,318	$230,203,402	$18,785,916	8.2%
Other assets	64,075,224	38,926,440	25,148,784	64.6%
Total assets	$313,064,542	$269,129,842	$43,934,700	16.3%

Policy liabilities	$269,357,006	$237,944,222	$31,412,784	13.2%
Deferred federal income taxes	1,988,584	33,210	1,955,374	5887.9%
Other liabilities	3,205,152	937,367	2,267,785	241.9%
Total liabilities	274,550,742	238,914,799	35,635,943	14.9%
Shareholders' equity	38,513,800	30,215,043	8,298,757	27.5%
Total liabilities and shareholders' equity	$313,064,542	$269,129,842	$43,934,700	16.3%

Shareholders' equity per common share	$4.94	$3.87	$1.07

Results of Operations – Three Months Ended September 30, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$3,197,228	$2,496,403	$700,825	28.1%
Net investment income	3,303,980	2,916,317	387,663	13.3%
Net realized investment gains	160,308	280,763	(120,455)	-42.9%
Loss on other-than-temporary impairment	-	(1,078)	1,078	-100.0%
Gain on reinsurance assumption	-	38,923	(38,923)	-100.0%
Other income	10,053	40,492	(30,439)	-75.2%
Total revenues	$6,671,569	$5,771,820	$899,749	15.6%

The $899,749 increase in total revenues for the three months ended September 30, 2016 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Whole life and term first year	$44,599	$26,756	$17,843	66.7%
Whole life and term renewal	588,416	611,066	(22,650)	-3.7%
Final expense first year	920,613	633,523	287,090	45.3%
Final expense renewal	1,643,600	1,225,058	418,542	34.2%
Total premiums	$3,197,228	$2,496,403	$700,825	28.1%

The $700,825 increase in premiums for the three months ended September 30, 2016 is primarily due to a $418,542 increase in final expense renewal premiums reflecting the persistency of prior years’ final expense production. There was also a $287,090 increase in final expense first year premiums due to increased production associated with contracting new, independent agents in expanded locations.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Fixed maturity securities	$1,435,041	$1,400,291	$34,750	2.5%
Equity securities	6,728	8,797	(2,069)	-23.5%
Other long-term investments	687,042	501,221	185,821	37.1%
Mortgage loans	1,417,445	1,172,040	245,405	20.9%
Policy loans	27,348	25,248	2,100	8.3%
Real estate	62,391	97,657	(35,266)	-36.1%
Short-term and other investments	56,806	46,018	10,788	23.4%
Gross investment income	3,692,801	3,251,272	441,529	13.6%
Investment expenses	(388,821)	(334,955)	53,866	-16.1%
Net investment income	$3,303,980	$2,916,317	$387,663	13.3%

The $441,529 increase in gross investment income for the three months ended September 30, 2016 is due to additional investments in mortgage loans, other long-term investments and fixed maturity securities. In the twelve months since September 30, 2015, our investments in mortgage loans have increased approximately $12.8 million, other long term investments have increased approximately $9.9 million and fixed maturity securities have increased approximately $5.4 million.

The $53,866 increase in investment expenses for the three months ended September 30, 2016 is primarily related to fees and expenses associated with mortgage loan investments due to the 2016 hiring of a mortgage loan director.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale and the early payoff gain (loss) of mortgage loans on real estate that the Company previously acquired.

Our net realized investment gains (losses) for the three months ended September 30, 2016 and 2015 and the $120,455 decrease in net realized investment gains for the three months ended September 30, 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Proceeds from sales and maturities	$7,368,724	$4,983,682	$2,385,042	47.9%
Amortized cost at sale date	7,161,834	4,781,947	2,379,887	49.8%
Net realized gains	$206,890	$201,735	$5,155	2.6%
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$7,655,905	$3,328,222	$4,327,683	130.0%
Principal collections	7,702,487	3,249,194	4,453,293	137.1%
Net realized gains (losses)	$(46,582)	$79,028	$(125,610)	-158.9%
Net realized investment gains	$160,308	$280,763	$(120,455)	-42.9%

There were no impairments during the nine months ended September 30, 2016.

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

Our benefits, claims and expenses for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Benefits and claims
Increase in future policy benefits	$1,357,212	$909,156	$448,056	49.3%
Death benefits	881,928	803,941	77,987	9.7%
Surrenders	205,356	122,655	82,701	67.4%
Interest credited to policyholders	1,754,941	1,459,480	295,461	20.2%
Dividend, endowment and supplementary life contract benefits	81,040	66,689	14,351	21.5%
Total benefits and claims	4,280,477	3,361,921	918,556	27.3%
Expenses
Policy acquisition costs deferred	(2,023,246)	(1,596,615)	(426,631)	26.7%
Amortization of deferred policy acquisition costs	536,901	428,448	108,453	25.3%
Amortization of value of insurance business acquired	91,966	92,561	(595)	-0.6%
Commissions	1,954,586	1,430,501	524,085	36.6%
Other underwriting, insurance and acquisition expenses	1,244,013	1,189,367	54,646	4.6%
Total expenses	1,804,220	1,544,262	259,958	16.8%
Total benefits, claims and expenses	$6,084,697	$4,906,183	$1,178,514	24.0%

The $1,178,514 increase in total benefits, claims and expenses for the three months ended September 30, 2016 is discussed below.

Benefits and Claims

The $918,556 increase in benefits and claims for the three months ended September 30, 2016 is primarily due to the following:

●

$448,056 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$295,461 increase in interest credited to policyholders is primarily due to an increase of approximately $39.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2015.

●	$82,701 increase in surrenders is primarily due to a slight decrease in persistency of the life insurance in force.

●

$77,987 increase in death benefits is primarily due to final expense incurred claims. The increase in additional final expense incurred claims is expected by management due to the continued growth in the number of final expense policies in force.

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

For the three months ended September 30, 2016 and 2015, capitalized costs were $2,023,246 and $1,596,615, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2016 and 2015 were $536,901 and $428,448, respectively.

The $426,631 increase in the acquisition costs deferred primarily relates to increased production of final expense products. The $108,453 increase in the 2016 amortization of deferred acquisition costs is primarily due to a 2016 actuarial study that resulted in the reduction in the amount of 2016 acquisition expenses amortized by approximately $100,000 during the third quarter 2016.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $91,966 and $92,561 for the three months ended September 30, 2016 and 2015, respectively.

Commissions

Our commissions for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Annuity	$652,377	$526,498	$125,879	23.9%
Whole life and term first year	30,368	28,909	1,459	5.0%
Whole life and term renewal	24,033	19,648	4,385	22.3%
Final expense first year	1,098,269	751,025	347,244	46.2%
Final expense renewal	149,539	104,421	45,118	43.2%
Total commissions	$1,954,586	$1,430,501	$524,085	36.6%

The $524,085 increase in commissions for the three months ended September 30, 2016 is primarily due to:

●	$347,244 increase in final expense first year commissions that correspond to the $287,090 increase in final expense first year premiums.

●

$125,879 increase in annuity first year, single and renewal commissions is due to the Company now paying renewal commission on two annuity products amounting to $134,338. These renewal commissions are half of the first year commissions and are paid if the annuity contract is still in force in the second year.

Other Underwriting, Insurance and Acquisition Expenses

The $54,646 increase in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production and write-off of an uncollectible receivable from a prior year’s sale of a portion of the premium finance business.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2013, 2014 and 2015 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC for 2016 during 2017.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2016 and 2015, current income tax expense was $4,472 and $218,754, respectively. Deferred federal income tax expense (benefit) was $83,814 and ($834) for the three months ended September 30, 2016 and 2015, respectively. The increase in deferred income taxes is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $498,586 ($0.06 per common share basic and diluted) and $647,717 ($0.08 per common share basic and diluted) for the three months ended September 30, 2016 and 2015, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for the three months ended September 30, 2016 and 2015.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Revenues:
Life insurance operations	$3,720,401	$3,009,009	$711,392	23.6%
Annuity operations	2,802,934	2,688,858	114,076	4.2%
Corporate operations	148,234	73,953	74,281	100.4%
Total	$6,671,569	$5,771,820	$899,749	15.6%
Income (loss) before income taxes:
Life insurance operations	$35,230	$752,366	$(717,136)	-95.3%
Annuity operations	436,051	183,304	252,747	137.9%
Corporate operations	115,591	(70,033)	185,624	265.1%
Total	$586,872	$865,637	$(278,765)	-32.2%

Life Insurance Operations

The $711,392 increase in revenues from Life Insurance Operations for the three months ended September 30, 2016 is primarily due to the following:

●	$700,825 increase in premiums

●	$60,600 increase in net investment income

●	$30,439 decrease in other income

●	$19,594 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $717,136 decreased profitability from Life Insurance Operations for the three months ended September 30, 2016 is primarily due to the following:

●	$627,847 increase in other underwriting, insurance and acquisition expenses

●	$448,056 increase in future policy benefits

●	$398,206 increase in commissions

●	$82,701 increase in surrenders

●	$77,987 increase in death benefits

●	$30,439 decrease in other income

●	$19,594 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$14,351 increase in dividend, endowment and supplementary life contract benefits

●	$297 decrease in amortization of value of insurance business acquired

●	$60,600 increase in net investment income

●	$220,323 increase in policy acquisition costs deferred net of amortization

●	$700,825 increase in premiums

Annuity Operations

The $114,076 increase in revenues from Annuity Operations for the three months ended September 30, 2016 is due to the following:

●	$252,782 increase in net investment income

●	$138,706 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $252,747 increased profitability from Annuity Operations for the three months ended September 30, 2016 is due to the following:

●	$461,858 decrease in other underwriting, insurance and acquisition expenses

●	$252,782 increase in net investment income

●	$97,855 increase in policy acquisition costs deferred net of amortization

●	$298 decrease in amortization of value of insurance business acquired

●	$125,879 increase in commissions

●	$138,706 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$295,461 increase in interest credited to policyholders

Corporate Operations

The $74,281 increase in revenues from Corporate Operations for the three months ended September 30, 2016 is due to an increase in net investment income.

The $185,624 increased Corporate Operations profitability for the three months ended September 30, 2016 is primarily due to $111,343 of decreased operating expenses and $74,281 of increased net investment income.

Results of Operations – Nine Months Ended September 30, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Premiums	$9,426,803	$7,141,841	$2,284,962	32.0%
Net investment income	9,922,817	7,828,639	2,094,178	26.8%
Net realized investment gains	307,250	786,852	(479,602)	-61.0%
Loss on other-than-temporary impairment	-	(305,334)	305,334	-100.0%
Gain on reinsurance assumption	-	588,923	(588,923)	-100.0%
Other income	25,259	56,656	(31,397)	-55.4%
Total revenues	$19,682,129	$16,097,577	$3,584,552	22.3%

The $3,584,552 increase in total revenues for the nine months ended September 30, 2016 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Whole life and term first year	$167,783	$70,688	$97,095	137.4%
Whole life and term renewal	1,857,418	1,917,350	(59,932)	-3.1%
Final expense first year	2,526,244	1,547,162	979,082	63.3%
Final expense renewal	4,496,784	3,540,645	956,139	27.0%
Supplementary contracts with life contingencies	378,574	65,996	312,578	473.6%
Total premiums	$9,426,803	$7,141,841	$2,284,962	32.0%

The $2,284,962 increase in premiums for the nine months ended September 30, 2016 is primarily due to the following: $979,082 increase in final expense first year premiums, $956,139 increase in final expense renewal premiums and $312,578 increase in supplementary contracts with life contingencies premiums.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Fixed maturity securities	$4,535,560	$3,819,806	$715,754	18.7%
Equity securities	20,568	29,051	(8,483)	-29.2%
Other long-term investments	1,857,366	1,340,050	517,316	38.6%
Mortgage loans	4,098,943	3,108,912	990,031	31.8%
Policy loans	79,937	75,554	4,383	5.8%
Real estate	246,327	357,067	(110,740)	-31.0%
Short-term and other investments	198,950	159,644	39,306	24.6%
Gross investment income	11,037,651	8,890,084	2,147,567	24.2%
Investment expenses	(1,114,834)	(1,061,445)	53,389	-5.0%
Net investment income	$9,922,817	$7,828,639	$2,094,178	26.8%

The $2,147,567 increase in gross investment income for the nine months ended September 30, 2016 is primarily due to the increases in investment in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since September 30, 2015, our investments in mortgage loans have increased approximately $12.8 million, other long term investments have increased approximately $9.9 million and fixed maturity securities have increased approximately $5.4 million.

The $110,740 decrease in real estate investment income is related to the loss of rental income from the sale of $6,693,044 of real estate held for sale in March 2015.

The $53,389 increase in investment expenses for the three months ended September 30, 2016 is primarily related to fees and expenses associated with mortgage loan investments due to the 2016 hiring of a mortgage loan director that was in excess of the 2015 investment expenses associated with the March 2015 sale of four real estate properties.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale and the early payoff gain (loss) of mortgage loans on real estate that the Company previously acquired.

Our net realized investment gains (losses) for the nine months ended September 30, 2016 and 2015 and the $479,602 decrease in net realized investment gains for the nine months ended September 30, 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Sale proceeds	$14,862,935	$7,571,843	$7,291,092	96.3%
Amortized cost at sale date	14,534,337	7,283,130	7,251,207	99.6%
Net realized gains	$328,598	$288,713	$39,885	13.8%
Equity securities available-for-sale:
Sale proceeds	$128,010	$533,813	$(405,803)	-76.0%
Cost at sale date	120,767	535,713	(414,946)	-77.5%
Net realized gains (losses)	$7,243	$(1,900)	$9,143	-481.2%
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$11,317,427	$7,452,257	$3,865,170	51.9%
Principal collections	11,346,018	7,342,420	4,003,598	54.5%
Net realized gains (losses)	$(28,591)	$109,837	$(138,428)	-126.0%
Investment real estate:
Sale proceeds	$-	$7,083,246	$(7,083,246)	-100.0%
Carrying value at sale date	-	6,693,044	(6,693,044)	-100.0%
Net realized gains	$-	$390,202	$(390,202)	-100.0%
Net realized investment gains	$307,250	$786,852	$(479,602)	-61.0%

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

Our benefits, claims and expenses for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Benefits and claims
Increase in future policy benefits	$3,995,230	$2,605,117	$1,390,113	53.4%
Death benefits	2,868,216	2,574,150	294,066	11.4%
Surrenders	541,725	400,536	141,189	35.3%
Interest credited to policyholders	5,090,162	4,052,780	1,037,382	25.6%
Dividend, endowment and supplementary life contract benefits	214,552	224,793	(10,241)	-4.6%
Total benefits and claims	12,709,885	9,857,376	2,852,509	28.9%
Expenses
Policy acquisition costs deferred	(5,142,381)	(3,819,582)	(1,322,799)	34.6%
Amortization of deferred policy acquisition costs	1,588,938	1,285,997	302,941	23.6%
Amortization of value of insurance business acquired	281,175	291,918	(10,743)	-3.7%
Commissions	4,783,307	3,340,116	1,443,191	43.2%
Other underwriting, insurance and acquisition expenses	4,123,540	3,599,813	523,727	14.5%
Total expenses	5,634,579	4,698,262	936,317	19.9%
Total benefits, claims and expenses	$18,344,464	$14,555,638	$3,788,826	26.0%

The $3,788,826 increase in total benefits, claims and expenses for the nine months ended September 30, 2016 is discussed below.

Benefits and Claims

The $2,852,509 increase in benefits and claims for the nine months ended September 30, 2016 is primarily due to the following:

●

$1,390,113 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●

$1,037,382 increase in interest credited to policyholders is primarily due to an increase of approximately $39.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (deposits and interest credited in excess of withdrawals) since September 30, 2015.

●

$294,066 increase in death benefits is primarily due to final expense claims incurred. The increase in additional final expense incurred claims is expected by the Company due to the continued growth in the number of final expense policies in force.

●	$141,189 increase in surrenders is primarily due to a slight decrease in persistency of the life insurance in force.

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

For the nine months ended September 30, 2016 and 2015, capitalized costs were $5,142,381 and $3,819,582, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2016 and 2015 were $1,588,938 and $1,285,997, respectively.

The $1,322,799 increase in the 2016 acquisition costs deferred primarily relates to increased final expense production. The $302,941 increase in the 2016 amortization of deferred acquisition costs is primarily due to the growth in the number of final expense policies in force combined with policies not being retained by policyholders. In addition, the increase in the 2016 amortization of deferred acquisition costs was impacted by the acceleration of amortization on annuity products from increased withdrawals. Finally, during 2016 we conducted an actuarial study that resulted in a reduction of the amount of 2016 acquisition expenses amortized by approximately $100,000 during third quarter 2016.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $281,175 and $291,918 for the nine months ended September 30, 2016 and 2015, respectively.

Commissions

Our commissions for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Annuity	$1,209,118	$1,065,162	$143,956	13.5%
Whole life and term first year	89,432	65,643	23,789	36.2%
Whole life and term renewal	77,099	79,048	(1,949)	-2.5%
Final expense first year	3,006,846	1,829,341	1,177,505	64.4%
Final expense renewal	400,812	300,922	99,890	33.2%
Total commissions	$4,783,307	$3,340,116	$1,443,191	43.2%

The $1,443,191 increase in commissions for the nine months ended September 30, 2016 is primarily due to:

●	$1,177,505 increase in final expense first year commissions that correspond to the $979,082 increase in final expense first year premiums.

●

$143,956 increase in annuity first year, single and renewal commissions is due to the Company now paying renewal commission on two annuity products amounting to $284,178. These renewal commissions are half of the first year commissions and are paid if the annuity contract is still in force in the second year.

Other Underwriting, Insurance and Acquisition Expenses

The $523,727 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production, increased legal fees from contested litigation, increased salaries and benefits due to increased staffing levels, write-off and recording of bad debt expense of uncollectible receivables of the premium finance business and tenant improvements on the Topeka, Kansas office building.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2013, 2014 and 2015 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC for 2016 during 2017.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2016 and 2015, current income tax expense was $41,982 and $318,132, respectively. Deferred federal income tax expense (benefit) was $163,685 and ($157,546) for the nine months ended September 30, 2016 and 2015, respectively. The increase in deferred income taxes is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $1,131,998 ($0.15 per common share basic and diluted) and $1,381,353 ($0.18 per common share basic and diluted) for the nine months ended September 30, 2016 and 2015, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the nine months ended September 30, 2016 and 2015 were 7,802,593 and 7,805,223, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Revenues:
Life insurance operations	$11,068,191	$8,700,985	$2,367,206	27.2%
Annuity operations	8,158,645	7,094,580	1,064,065	15.0%
Corporate operations	455,293	302,012	153,281	50.8%
Total	$19,682,129	$16,097,577	$3,584,552	22.3%
Income before income taxes:
Life insurance operations	$87,745	$754,556	$(666,811)	-88.4%
Annuity operations	1,014,476	652,395	362,081	55.5%
Corporate operations	235,444	134,988	100,456	74.4%
Total	$1,337,665	$1,541,939	$(204,274)	-13.2%

Life Insurance Operations

The $2,367,206 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2016 is primarily due to the following:

●	$2,284,962 increase in premiums

●	$250,810 increase in net investment income

●	$34,626 decrease in other income

●	$133,940 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $666,811 decreased profitability from Life Insurance Operations for the nine months ended September 30, 2016 is primarily due to the following:

●	$1,390,113 increase in future policy benefits

●	$1,299,235 increase in commissions

●	$903,614 increase in other underwriting, insurance and acquisition expenses

●	$294,066 increase in death benefits

●	$141,189 increase in surrenders

●	$133,940 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$34,626 decrease in other income

●	$5,371 decrease in amortization of value of insurance business acquired

●	$10,241 decrease in dividend, endowment and supplementary life contract benefits

●	$250,810 increase in net investment income

●	$978,588 increase in policy acquisition costs deferred net of amortization

●	$2,284,962 increase in premiums

Annuity Operations

The $1,064,065 increase in revenues from Annuity Operations for the nine months ended September 30, 2016 is due to the following:

●	$1,693,316 increase in net investment income

●	$629,251 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

The $362,081 increased profitability from Annuity Operations for the nine months ended September 30, 2016 is due to the following:

●	$1,693,316 increase in net investment income

●	$432,712 decrease in other underwriting, insurance and acquisition expenses

●	$41,270 increase in policy acquisition costs deferred net of amortization

●	$5,372 decrease in amortization of value of insurance business acquired

●	$143,956 increase in commissions

●	$629,251 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment and gain on reinsurance assumption)

●	$1,037,382 increase in interest credited to policyholders

Corporate Operations

The $153,281 increase in revenues from Corporate Operations for the nine months ended September 30, 2016 is primarily due to $150,052 of increased net investment income and $3,229 of increased other income.

The $100,456 increased Corporate Operations profitability for the nine months ended September 30, 2016 is primarily due to $150,052 of increased net investment income and $3,229 of increased other income that exceeded $52,825 of increased operating expenses.

Consolidated Financial Condition

Our invested assets as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $128,986,347and $138,028,455 as of September 30, 2016 and December 31, 2015, respectively)	$134,592,061	$134,556,027	$36,034	0.0%
Available-for-sale equity securities at fair value (cost: $683,928 and $790,215 as of September 30, 2016 and December 31, 2015, respectively)	813,424	892,800	(79,376)	-8.9%
Mortgage loans on real estate	67,897,303	58,774,918	9,122,385	15.5%
Investment real estate	2,416,063	2,326,558	89,505	3.8%
Policy loans	1,561,972	1,486,317	75,655	5.1%
Short-term investments	50,004	599,855	(549,851)	-91.7%
Other long-term investments	41,658,491	31,566,927	10,091,564	32.0%
Total investments	$248,989,318	$230,203,402	$18,785,916	8.2%

The $36,034 and $18,507,331 increases in fixed maturity available-for-sale securities for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Fixed maturity securities, available-for-sale, beginning	$134,556,027	99.97%	$110,651,429	85.67%
Purchases	6,163,564	4.59%	26,575,622	20.58%
Assumption reinsurance	-	0.00%	3,534,093	2.74%
Unrealized appreciation (depreciation)	9,078,142	6.74%	(3,345,103)	-2.59%
Net realized investment gains (losses)	328,598	0.24%	(16,621)	-0.01%
Sales proceeds	(10,205,935)	-7.58%	(5,937,843)	-4.60%
Maturities	(4,657,000)	-3.46%	(1,634,000)	-1.27%
Premium amortization	(671,335)	-0.50%	(668,817)	-0.52%
Increase	36,034	0.03%	18,507,331	14.33%
Fixed maturity securities, available-for-sale, ending	$134,592,061	100.00%	$129,158,760	100.00%

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

The $79,376 and $57,068 decreases in equity securities available-for-sale for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Equity securities, available-for-sale, beginning	$892,800	109.76%	$671,357	109.29%
Purchases	14,480	1.78%	551,229	89.73%
Sales proceeds	(128,010)	-15.74%	(533,813)	-86.90%
Unrealized appreciation (depreciation)	26,911	3.31%	(72,385)	-11.78%
Net realized investment gains (losses)	7,243	0.89%	(1,900)	-0.31%
Premium amortization	-	0.00%	(199)	-0.03%
Decrease	(79,376)	-9.76%	(57,068)	-9.29%
Equity securities, available-for-sale, ending	$813,424	100.00%	$614,289	100.00%

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a small number of companies.

The $9,122,385 and $16,435,218 increases in mortgage loans on real estate for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Mortgage loans on real estate, beginning	$58,774,918	86.56%	$38,649,733	70.16%
Purchases	20,669,087	30.44%	23,665,861	42.97%
Capitalization of loan origination fees	4,530	0.01%	74,000	0.13%
Discount accretion	83,536	0.12%	137,724	0.25%
Net realized investment gains (losses)	(28,591)	-0.04%	109,837	0.20%
Payments	(11,317,427)	-16.67%	(7,452,257)	-13.53%
Foreclosed - transferred to real estate	(198,622)	-0.29%	-	0.00%
Increase in allowance for bad debts	(36,096)	-0.05%	(48,585)	-0.09%
Amortization of loan origination fees	(54,032)	-0.08%	(51,362)	-0.09%
Increase	9,122,385	13.44%	16,435,218	29.84%
Mortgage loans on real estate, ending	$67,897,303	100.00%	$55,084,951	100.00%

The $89,505 increase and $6,802,161 decrease in investment real estate for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Investment real estate, beginning	$2,326,558	96.30%	$9,165,090	387.87%
Real estate acquired through mortgage loan foreclosure	198,622	8.22%	-	0.00%
Sales proceeds	-	0.00%	(7,083,246)	-299.76%
Depreciation of building	(109,117)	-4.52%	(109,117)	-4.62%
Net realized investment gains	-	0.00%	390,202	16.51%
Increase (decrease)	89,505	3.70%	(6,802,161)	-287.87%
Investment real estate, ending	$2,416,063	100.00%	$2,362,929	100.00%

The $10,091,564 and $10,012,751 increases in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Other long-term investments, beginning	$31,566,927	75.78%	$21,781,925	68.51%
Purchases	11,340,463	27.22%	11,968,198	37.64%
Accretion of discount	1,865,829	4.48%	1,289,624	4.06%
Payments	(3,114,728)	-7.48%	(3,245,071)	-10.21%
Increase	10,091,564	24.22%	10,012,751	31.49%
Other long-term investments, ending	$41,658,491	100.00%	$31,794,676	100.00%

The $549,851 decrease in short-term investments is due to management’s decision to decrease our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015
Cash and cash equivalents	$26,703,311	$9,047,586	$17,655,725	195.1%
Accrued investment income	2,148,495	2,205,469	(56,974)	-2.6%
Recoverable from reinsurers	1,281,156	1,243,618	37,538	3.0%
Agents' balances and due premiums	1,414,608	1,070,050	344,558	32.2%
Deferred policy acquisition costs	16,422,517	13,015,679	3,406,838	26.2%
Value of insurance business acquired	6,007,025	6,288,200	(281,175)	-4.5%
Other assets	10,098,112	6,055,838	4,042,274	66.8%
Assets other than investment assets	$64,075,224	$38,926,440	$25,148,784	64.6%

The $344,558 increase in 2016 agents’ balances and due premiums is primarily due to a $352,229 increase in agents’ balances. This increase is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced nor expects to experience future collection problems.

Our other assets as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Advances to mortgage loan originator	$5,561,084	$3,095,064	$2,466,020	79.7%
Federal and state income taxes recoverable	1,742,437	1,265,453	476,984	37.7%
Notes receivable	493,804	627,503	(133,699)	-21.3%
Accrual of mortgage loan and long-term investment payments due	1,975,403	662,354	1,313,049	198.2%
Guaranty funds	189,911	197,812	(7,901)	-4.0%
Loans from premium financing, net	68,223	123,824	(55,601)	-44.9%
Other receivables, prepaid assets and deposits	67,250	83,828	(16,578)	-19.8%
Total other assets	$10,098,112	$6,055,838	$4,042,274	66.8%

During the nine months ended September 30, 2016, the Company increased its advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies by $2,466,020.

There was a $1,313,049 increase in the accrual of mortgage loans and long-term investment payments based upon the scheduled timing of investment payments remitted by the third party servicers.

The $476,984 increase in federal and state income taxes recoverable is primarily due to federal and state tax withholdings on lottery receivables.

On April 15, 2016, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 less 2015

Policy liabilities
Policyholders' account balances	$224,998,722	$197,688,616	$27,310,106	13.8%
Future policy benefits	43,466,880	39,464,124	4,002,756	10.1%
Policy claims	809,219	714,928	94,291	13.2%
Other policy liabilities	82,185	76,554	5,631	7.4%
Total policy liabilities	269,357,006	237,944,222	31,412,784	13.2%
Deferred federal income taxes	1,988,584	33,210	1,955,374	5887.9%
Other liabilities	3,205,152	937,367	2,267,785	241.9%
Total liabilities	$274,550,742	$238,914,799	$35,635,943	14.9%

The $27,310,106 and $45,193,198 increases in policyholders’ account balances for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2016		2015
	Amount	Percentage	Amount	Percentage
Policyholders' account balances, beginning	$197,688,616	87.86%	$140,554,973	75.67%
Deposits	32,177,094	14.31%	45,590,381	24.55%
Assumption reinsurance	-	0.00%	2,966,827	1.59%
Withdrawals	(9,957,150)	-4.43%	(7,416,790)	-3.99%
Interest credited	5,090,162	2.26%	4,052,780	2.18%
Increase	27,310,106	12.14%	45,193,198	24.33%
Policyholders' account balances, ending	$224,998,722	100.00%	$185,748,171	100.00%

During 2016, management made a conscious decision to decrease the production of new annuity contracts by decreasing the interest rate paid to policyholders and the minimum guaranteed interest rate during the contractual period. This intentional reduction in new annuity production is demonstrated by the $13,413,287 decrease in annuity deposits from $45,590,381 to $32,177,094 for the nine months ended September 30, 2015 and 2016, respectively. This decision was made so that FTFC’s two life insurance companies, TLIC and FBLIC, can improve their statutory solvency by increasing the ratio of the total statutory adjusted capital to the statutory authorized control level risk-based capital in both TLIC and FBLIC.

The $4,002,756 increase in future policy benefits during the nine months ended September 30, 2016 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $1,955,374 increase in deferred federal income taxes during the nine months ended September 30, 2016 was due to $1,791,689 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $163,685 of operating deferred federal tax expense.

Our other liabilities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Suspense accounts payable	$2,395,266	$175,134	$2,220,132	1267.7%
Accrued expenses payable	479,036	405,726	73,310	18.1%
Guaranty fund assessments	172,000	172,000	-	0.0%
Unclaimed funds	38,251	45,504	(7,253)	-15.9%
Unearned investment income	50,745	53,945	(3,200)	-5.9%
Deferred revenue	31,608	34,949	(3,341)	-9.6%
Withholdings payable	8,626	31,015	(22,389)	-72.2%
Other payables	29,620	19,094	10,526	55.1%
Total other liabilities	$3,205,152	$937,367	$2,267,785	241.9%

The $2,220,132 increase in suspense accounts payable is primarily due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2016, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2016, we had cash and cash equivalents totaling $26,703,311. As of September 30, 2016, cash and cash equivalents of $11,871,837 and $13,227,837, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,266,305 in 2016 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $915,147 in 2016 without prior approval. FBLIC paid dividends of $1,000,000 in 2015. Through September 30, 2016, FBLIC has paid no dividends in 2016. The 2015 dividend is eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $15,210,065 and $5,957,248 as of September 30, 2016 and December 31, 2015, respectively. The increase in uninsured balances of $9,252,817 between September 30, 2016 and December 31, 2015 is primarily due to annuity production in the third quarter 2016 that has yet to be invested. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Net cash provided by operating activities	$4,200,275	$4,571,653	$(371,378)	-8.1%
Net cash used in investing activities	(8,764,494)	(36,809,745)	28,045,251	-76.2%
Net cash provided by financing activities	22,219,944	34,058,475	(11,838,531)	-34.8%
Increase in cash	17,655,725	1,820,383	15,835,342	869.9%
Cash and cash equivalents, beginning of period	9,047,586	10,158,386	(1,110,800)	-10.9%
Cash and cash equivalents, end of period	$26,703,311	$11,978,769	$14,724,542	122.9%

The $4,200,275 and $4,571,653 of cash provided by operating activities for the nine months ended September 30, 2016 and 2015, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums collected	$9,441,443	$7,149,408	2,292,035	32.1%
Net investment income collected	7,385,512	6,211,324	1,174,188	18.9%
Death benefits paid	(2,811,463)	(2,496,394)	(315,069)	12.6%
Surrenders paid	(541,725)	(400,536)	(141,189)	35.3%
Commissions paid	(5,135,536)	(3,865,703)	(1,269,833)	32.8%
Other underwriting, insurance and acquisition expenses paid	(3,679,616)	(3,386,407)	(293,209)	8.7%
Taxes paid	(518,966)	(210,551)	(308,415)	146.5%
Advances to mortgage loan originator	(2,466,020)	(555,685)	(1,910,336)	343.8%
Deposited policy applications unissued	2,220,132	1,613,015	607,117	37.6%
Decrease in short-term investment	549,851	541,655	8,195	1.5%
Other	(243,337)	(28,473)	(214,862)	754.6%
Increase in cash provided by operating activities	$4,200,275	$4,571,653	$(371,378)	-8.1%

Please see the statements of cash flows for the nine months ended September 30, 2016 and 2015 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2016 and December 31, 2015 is summarized as follows:

	(Unaudited)		Amount Change	Percentage Change
	September 30, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2016 and December 31, 2015 and 7,802,593 outstanding as of September 30, 2016 and December 31, 2015)	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,598	-	0.0%
Treasury stock, at cost (247,580 shares as of September 30, 2016 and December 31, 2015)	(893,947)	(893,947)	-	0.0%
Accumulated other comprehensive income (loss)	4,510,942	(2,655,817)	7,166,759	-269.9%
Accumulated earnings	6,131,705	4,999,707	1,131,998	22.6%
Total shareholders' equity	$38,513,800	$30,215,043	$8,298,757	27.5%

The increase in shareholders’ equity of $8,298,757 for the nine months ended September 30, 2016 is due to $7,166,759 of other comprehensive income and net income of $1,131,998.

Equity per common share outstanding increased 27.6% from $3.87 per share as of December 31, 2015 to $4.94 per share as of September 30, 2016, based upon 7,802,593 common shares outstanding as of both September 30, 2016 and December 31, 2015.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2016 or 2015. Fixed maturity securities amounting to $134,592,061 as of September 30, 2016 are approximately 54% of our investments that are readily marketable and, if needed, could be converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $5,735,210 and ($3,369,843) as of September 30, 2016 and December 31, 2015, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $9,440,894 in unrealized gains arising for the nine months ended September 30, 2016 includes 2016 net realized investment gains of $335,841 originating from the sale and call activity for fixed maturity and equity securities available-for-sale resulting in a net increase in net unrealized appreciation for the nine months ended September 30, 2016 of $9,105,053.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies and annuity contracts. We maintain conservative durations in our fixed maturity portfolio. As of September 30, 2016, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2016 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 10, 2016	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 10, 2016	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer