Form 10-K
period 2016-12-31
First Trinity Financial CORP
filed 2017-03-09
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock $.01 par value as of March 6, 2017: 7,802,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2017 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2016, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $12,860,584 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased during 2011 and 2012 the balance of accumulated earnings and resulted in a reported balance as of December 31, 2016 of $7,590,446, as shown in the accumulated earnings caption in the December 31, 2016 consolidated statement of financial position.

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

Acquisitions

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation (“FLAC”) from an unaffiliated company. The acquisition of FLAC was accounted for as a purchase. The aggregate purchase price for FLAC was $2,695,234 including direct cost associated with the acquisition of approximately $195,234. The acquisition of FLAC was financed with the working capital of FTFC.

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

Please see below and Note 11 to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015 and as of December 31, 2016 and 2015 for additional information regarding segment information.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2016 and 2015, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2016
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Arizona	$22,587	0.18%	$301,465	0.56%
Arkansas	161,096	1.26%	259,162	0.49%
Colorado	267,553	2.09%	376,154	0.70%
Georgia	288,856	2.26%	794,230	1.49%
Illinois	1,300,813	10.16%	1,280,438	2.40%
Indiana	338,717	2.65%	381,349	0.71%
Kansas	2,253,534	17.59%	1,933,441	3.62%
Kentucky	439,721	3.43%	244,864	0.46%
Louisiana	286,694	2.24%	100,000	0.19%
Michigan	153,541	1.20%	1,244,644	2.33%
Missouri	715,992	5.59%	580,712	1.09%
Nebraska	216,880	1.69%	827,130	1.55%
North Carolina	498,876	3.90%	366,841	0.69%
North Dakota	119,710	0.94%	17,972,674	33.64%
Ohio	1,514,308	11.83%	382,893	0.72%
Oklahoma	1,613,573	12.60%	1,641,576	3.07%
Pennsylvania	282,608	2.21%	2,510,524	4.70%
Tennessee	141,227	1.10%	1,103,240	2.07%
Texas	1,756,722	13.72%	19,525,059	36.55%
Virginia	94,680	0.74%	466,108	0.87%
All other states	335,044	2.62%	1,121,001	2.10%
Total direct collected premiums and considerations	$12,802,732	100.00%	$53,413,505	100.00%

	Year Ended December 31, 2015
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Arizona	$15,401	0.15%	$376,712	0.64%
Arkansas	81,063	0.80%	869,953	1.48%
Colorado	131,861	1.31%	224,384	0.38%
Georgia	114,781	1.14%	1,091,781	1.85%
Illinois	1,124,646	11.15%	1,525,359	2.59%
Indiana	182,467	1.81%	81,574	0.14%
Kansas	2,248,638	22.29%	3,407,140	5.79%
Kentucky	341,346	3.38%	351,958	0.60%
Louisiana	136,478	1.35%	525,000	0.89%
Michigan	41,124	0.41%	2,064,385	3.51%
Missouri	655,319	6.50%	879,334	1.49%
Nebraska	219,382	2.18%	1,654,405	2.81%
North Carolina	138,893	1.38%	1,006,279	1.71%
North Dakota	124,044	1.23%	6,820,804	11.59%
Ohio	1,181,502	11.71%	1,916,371	3.26%
Oklahoma	1,576,249	15.63%	2,136,831	3.63%
Pennsylvania	102,603	1.02%	3,939,130	6.69%
Tennessee	53,683	0.53%	1,663,465	2.83%
Texas	1,430,665	14.19%	27,346,008	46.45%
Virginia	26,018	0.26%	309,342	0.53%
All other states	159,534	1.58%	673,051	1.14%
Total direct collected premiums and considerations	$10,085,697	100.00%	$58,863,266	100.00%

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,852,287 in 2017 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $914,179 in 2017 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016 and 2015. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Premium Finance Operations

FTCC was incorporated in 2006 and provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

Employees

As of March 6, 2017, the Company had ten full-time employees and two part-time employees.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016 and $8,630 from October 1, 2016 through September 30, 2017 with increases of two percent each twelve month period from October 1, 2017 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $93,415 and $67,961 for the years ended December 31, 2016 and 2015, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015 and reduced rent expense by $18,947 for the nine months ended September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. As of December 31, 2016, the Company received $39,509 from the lessor and in 2017 will receive the remaining $14,643 upon the completion and certification of additional leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $8,627 for the year ended December 31, 2016 and $1,250 for the three months ended December 31, 2015. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $104,090, $106,189, $108,304 and $82,446 for the years 2017 through 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land.

TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,696 for 2015, 2016, 2017 and 2018.

TLIC renewed a five year lease agreement effective June 1, 2011, for 10,000 square feet in the Topeka, Kansas office building. Beginning June 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for minimum monthly base lease payments of $17,750.

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016 quantified as follows: $12,275 for base rent and $4,323 for reimbursement of operating cost. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payment is $18,299 from July 1, 2016 through May 31, 2021 quantified as follows: $12,275 for base rent, $4,323 for reimbursement of operating costs and $1,701 for tenant improvements. If the lease continues after the first five years, the lease agreement calls for monthly payments of $17,850 quantified as follows: $13,527 for base rent and $4,323 for reimbursement of operating costs.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement called for monthly lease payments of $3,100 from January 1, 2015 through August 31, 2015. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016 and $4,249 from September 1, 2016 through August 31, 2017.

The future minimum lease payments to be received under the non-cancellable lease agreement are $357,932, $323,938, $219,592, $219,592 and $91,497 for the years 2017 through 2021, respectively.

On March 11, 2015, TLIC sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044. TLIC recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119. In addition, simultaneously with these sales, TLIC settled its two notes payable with an aggregate payment to Grand Bank (the creditor) of $4,076,473.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value. On November 30, 2016, the Company sold one investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on sale of $20,662 based on an aggregate sales price of $43,269.

Item 3. Legal Proceedings

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), concluded on February 17, 2017. The lawsuit was filed in the District Court of Tulsa County, Oklahoma (Case No. CJ-2013-03385). In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.

The jury concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and awarded it $800,000 of damages against Mr. Pettigrew. In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew.

Mr. Pettigrew has thirty days to appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets.

In addition to the damages awarded by the jury, the Company and Mr. Zahn have initiated steps to aggressively communicate the correction of the untrue statements to outside parties.

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

As stated above, FBLIC filed a Counterclaim and TLIC filed the Federal Lawsuit against Doyle Nimmo. Doyle Nimmo submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit is pending in the District Court for the Western District of Missouri and asks the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company does not seek a monetary judgment against FBLIC or TLIC. All parties to the lawsuit pending in the Circuit Court of Greene County, Missouri agreed to waive their right to a trial by jury and have all claims submitted to the Judge for decision. The trial in that case is scheduled to begin on November 27, 2017.

Item 4. Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(i)	Holders

As of March 6, 2017, there were approximately 4,500 shareholders of the Company’s outstanding common stock.

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

Prior to June 30, 2012, we provided financing for casualty insurance premiums for individuals and companies through independent property and casualty insurance agents through our wholly owned subsidiary FTCC. FTCC was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance and annuity business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of First Life America Corporation for $2,500,000 and had additional acquisition related expenses of $195,234.

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

As of December 31, 2016 and 2015, there was $2,831,043 and $2,451,678, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $339,942 in 2017, $331,886 in 2018, $308,179 in 2019, $283,088 in 2020 and $262,097 in 2021.

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

Since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, however, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

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

If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance will not have a material effect on the Company's results of operations, financial position or liquidity since there are no uncertainties about the Company’s ability to continue as a going concern.

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

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument is contingently exercisable, the event that triggers the ability to exercise the option is considered to be clearly and closely related to the debt instrument (i.e., the economic characteristics and risks of the option are related to interest rates or credit risks) and the entity does not have to assess whether the option should be accounted for separately. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

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

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In November 2016, the FASB issued specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued guidance to clarify the definition of a business to assist reporting entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. This update provides a screen to determine when an integrated set of assets or activities is not a business and the requirements to be met to be considered a business.

The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted in certain situations.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 11 to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015 and as of December 31, 2016 and 2015 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2016 and 2015

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums	$12,870,483	$9,822,009	$3,048,474	31.0%
Net investment income	13,190,643	11,235,342	1,955,301	17.4%
Net realized investment gains	729,739	684,668	45,071	6.6%
Loss on other-than-temporary impairments	(212,342)	(525,750)	313,408	-59.6%
Gain on reinsurance assumption	-	588,923	(588,923)	-100.0%
Other income	139,967	95,462	44,505	46.6%
Total revenues	26,718,490	21,900,654	4,817,836	22.0%
Benefits and claims	16,602,839	13,427,029	3,175,810	23.7%
Expenses	7,695,869	6,516,075	1,179,794	18.1%
Total benefits, claims and expenses	24,298,708	19,943,104	4,355,604	21.8%
Income before federal income tax benefit	2,419,782	1,957,550	462,232	23.6%
Federal income tax benefit	(170,957)	(425,158)	254,201	-59.8%
Net income	$2,590,739	$2,382,708	$208,031	8.7%
Net income per common share basic and diluted	$0.33	$0.31	$0.02	5.5%

Consolidated Condensed Financial Position as of December 31, 2016 and 2015

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Investment assets	$255,214,510	$230,203,402	$25,011,108	10.9%
Other assets	78,038,103	38,926,440	39,111,663	100.5%
Total assets	$333,252,613	$269,129,842	$64,122,771	23.8%

Policy liabilities	$290,680,384	$237,944,222	$52,736,162	22.2%
Deferred federal income taxes	693,470	33,210	660,260	1988.1%
Other liabilities	5,598,484	937,367	4,661,117	497.3%
Total liabilities	296,972,338	238,914,799	58,057,539	24.3%
Shareholders' equity	36,280,275	30,215,043	6,065,232	20.1%
Total liabilities and shareholders' equity	$333,252,613	$269,129,842	$64,122,771	23.8%

Shareholders' equity per common share	$4.65	$3.87	$0.78	20.1%

Results of Operations – Years Ended December 31, 2016 and 2015

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums	$12,870,483	$9,822,009	$3,048,474	31.0%
Net investment income	13,190,643	11,235,342	1,955,301	17.4%
Net realized investment gains	729,739	684,668	45,071	6.6%
Loss on other-than-temporary impairments	(212,342)	(525,750)	313,408	-59.6%
Gain on reinsurance assumption	-	588,923	(588,923)	-100.0%
Other income	139,967	95,462	44,505	46.6%
Total revenues	$26,718,490	$21,900,654	$4,817,836	22.0%

The $4,817,836 increase in total revenues for the year ended December 31, 2016 is discussed below.

Premiums

Our premiums for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Whole life and term first year	$224,607	$98,287	$126,320	128.5%
Whole life and term renewal	2,478,252	2,528,372	(50,120)	-2.0%
Final expense first year	3,521,136	2,291,696	1,229,440	53.6%
Final expense renewal	6,267,914	4,842,970	1,424,944	29.4%
Supplementary contracts with life contingencies	378,574	60,684	317,890	523.8%
Total premiums	$12,870,483	$9,822,009	$3,048,474	31.0%

The $3,048,474 increase in premiums for the year ended December 31, 2016 is primarily due to the following: $1,229,440 increase in final expense first year premiums, $1,424,944 increase in final expense renewal premiums and $317,890 increase in consideration received for supplementary contracts with life contingencies.

The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production for the past few years.

The increase in consideration received for supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining life instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities	$5,970,940	$5,542,312	$428,628	7.7%
Equity securities	27,364	39,329	(11,965)	-30.4%
Other long-term investments	2,685,639	1,877,725	807,914	43.0%
Mortgage loans	5,774,229	4,492,150	1,282,079	28.5%
Policy loans	107,541	101,344	6,197	6.1%
Real estate	340,032	449,034	(109,002)	-24.3%
Short-term and other investments	44,013	12,278	31,735	258.5%
Gross investment income	14,949,758	12,514,172	2,435,586	19.5%
Investment expenses	(1,759,115)	(1,278,830)	480,285	37.6%
Net investment income	$13,190,643	$11,235,342	$1,955,301	17.4%

The $2,435,586 increase in gross investment income for the year ended December 31, 2016 is primarily due to increases in investment holdings in mortgage loans and other long-term investments.

In the twelve months since December 31, 2015, our investments in mortgage loans have increased approximately $15.6 million and other long term investments have increased approximately $15.2 million.

Although investments in fixed maturity securities decreased by $5.2 million for the twelve months ended December 31, 2016, we benefited from the late 2015 purchase of fixed maturity securities and held those securities throughout 2016 resulting in increased investment income from fixed maturity securities.

The $109,002 decrease in real estate investment income is related to the loss of rental income from the sale of $6,693,044 of investment real estate held in March 2015.

The $480,285 increase in investment expenses for the year ended December 31, 2016 is primarily related to increased fees and expenses associated with the 2016 acquisition of mortgage loan investments including the 2016 establishment of an internal mortgage loan department.

Net Realized Investment Gains and Gain on Reinsurance Assumption

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale, sale and early payoff gain (loss) of mortgage loans on real estate that the Company previously acquired and sales of investment real estate.

Our net realized investment gains (losses) for the years ended December 31, 2016 and 2015 and the $45,071 increase in net realized investment gains for the year ended December 31, 2016 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Fixed maturity securities available-for-sale:
Sale proceeds	$20,532,968	$8,799,624	$11,733,344	133.3%
Amortized cost at sale date	19,954,481	8,615,793	11,338,688	131.6%
Net realized gains	$578,487	$183,831	$394,656	214.7%
Equity securities available-for-sale:
Sale proceeds	$324,556	$533,817	$(209,261)	-39.2%
Cost at sale date	225,155	535,719	(310,564)	-58.0%
Net realized gains (losses)	$99,401	$(1,902)	$101,303	-5326.1%
Mortgage loans on real estate:
Payments and sale proceeds on mortgage loans	$17,550,870	$9,882,604	$7,668,266	77.6%
Principal collections	17,478,357	9,770,067	7,708,290	78.9%
Net realized gains	$72,513	$112,537	$(40,024)	-35.6%
Investment real estate:
Sale proceeds	$43,269	$7,083,246	$(7,039,977)	-99.4%
Carrying value at sale date	63,931	6,693,044	(6,629,113)	-99.0%
Net realized gains (losses)	$(20,662)	$390,202	$(410,864)	-105.3%
Net realized investment gains	$729,739	$684,668	$45,071	6.6%

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

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value. On November 30, 2016, the Company sold one investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on this sale of $20,662 based on an aggregate sales price of $43,269.

Loss on Other-Than-Temporary Impairments and Gain on Reinsurance

During 2016, the Company impaired its bonds in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $207,450 for the year ended December 31, 2016. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2016.

During 2016 management also impaired FBLIC’s one-half acre of undeveloped land located in Jefferson City, Missouri by $4,892 from its carrying value to its net realizable value expected at the time of ultimate resale.

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

In 2015, management also impaired one mortgage loan on real estate investment that was in foreclosure and reduced that investment by $23,737 from its carrying value to its net realizable value expected at the time of ultimate resale.

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

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period. Our benefits, claims and expenses for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Benefits and claims
Increase in future policy benefits	$4,786,377	$3,429,019	$1,357,358	39.6%
Death benefits	3,814,049	3,424,098	389,951	11.4%
Surrenders	728,122	574,739	153,383	26.7%
Interest credited to policyholders	6,977,306	5,675,873	1,301,433	22.9%
Dividend, endowment and supplementary life contract benefits	296,985	323,300	(26,315)	-8.1%
Total benefits and claims	16,602,839	13,427,029	3,175,810	23.7%

Expenses
Policy acquisition costs deferred	(7,445,304)	(5,204,940)	(2,240,364)	43.0%
Amortization of deferred policy acquisition costs	2,202,367	1,563,625	638,742	40.9%
Amortization of value of insurance business acquired	379,365	386,214	(6,849)	-1.8%
Commissions	6,882,311	4,774,196	2,108,115	44.2%
Other underwriting, insurance and acquisition expenses	5,677,130	4,996,980	680,150	13.6%
Total expenses	7,695,869	6,516,075	1,179,794	18.1%
Total benefits, claims and expenses	$24,298,708	$19,943,104	$4,355,604	21.8%

The $4,355,604 increase in total benefits, claims and expenses for the year ended December 31, 2016 is discussed below.

Benefits and Claims

The $3,175,810 increase in total benefits and claims for the year ended December 31, 2016 is primarily due to the following:

●

$1,357,358 increase in future policy benefits is primarily related to the production of new policies, initial sales of policies to older age bands resulting in increased mortality reserve charges and the aging of existing policies.

●

$1,301,433 increase in interest credited to policyholders is primarily due to an increase of approximately $47.7 million in the amount of policyholders’ account balances in the consolidated statement of financial position (deposits and interest credited in excess of withdrawals) since December 31, 2015.

●

$389,951 increase in death benefits is primarily due to 24 additional final expense claims in 2016 compared to 2015, at an average claim amount of $15,000. We expect final expense incurred claims to increase in the future as the volume of final expense policies grows. The protective measures surrounding our underwriting of final expense products, however, should keep our mortality exposure at or below current levels.

●	$153,383 increase in surrenders is as we expected and corresponds to growth in our number of policies in force and amount of insurance in force that is annually growing at 15% to 22%.

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

For the years ended December 31, 2016 and 2015, capitalized costs were $7,445,304 and $5,204,940, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2016 and 2015 were $2,202,367 and $1,563,625, respectively.

The $2,240,364 increase in the 2016 acquisition costs deferred primarily relates to increased final expense and annuity production. During 2016, more annuity contracts were issued but at a lower average amount. During third quarter 2016, we conducted an actuarial study that resulted in approximately a $100,000 decrease in the 2016 acquisition expenses to be capitalized and deferred.

The $638,742 increase in the 2016 amortization of deferred acquisition costs is primarily due to the growth in the volume of final expense policies and annuity contracts. With these increases in final expense policies and annuity contracts, we experienced increased mortality, annuity withdrawals and life insurance policy surrenders causing an immediate amortization of the remaining acquisition costs deferred associated with a specific policy or contract. We expect this trend to continue as we grow.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $379,365 and $386,214 for the years ended December 31, 2016 and 2015, respectively.

Commissions

Our commissions for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Annuity	$1,896,150	$1,455,566	$440,584	30.3%
Whole life and term first year	125,467	89,761	35,706	39.8%
Whole life and term renewal	100,247	101,553	(1,306)	-1.3%
Final expense first year	4,195,896	2,714,342	1,481,554	54.6%
Final expense renewal	564,551	412,974	151,577	36.7%
Total commissions	$6,882,311	$4,774,196	$2,108,115	44.2%

The $2,108,115 increase in commissions for the year ended December 31, 2016 is primarily due to:

●	$1,481,554 increase in final expense first year commissions that correspond to the $1,229,440 increase in final expense first year premiums.

●

$440,584 increase in annuity first year, single and renewal commissions is due to the Company now paying renewal commission on two annuity products amounting to $383,072. These renewal commissions are half of the first year commissions and are paid if the annuity contract is still in force in the second year.

●	$151,577 increase in final expense renewal commissions that correspond to the $1,424,944 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $680,150 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2016 was primarily related to increased acquisition and maintenance costs associated with increased final expense production, increased salaries and benefits due to increased staffing levels and increased salary and bonus levels, increased legal fees from contested litigation, write-off and recording of bad debt expense on uncollectible receivables of the premium finance business and tenant improvements on the Topeka, Kansas office building.

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

For the years ended December 31, 2016 and 2015, current income tax expense was $37,404 and $405,546, respectively. Deferred federal income tax benefit was $208,361 and $830,704 for the years ended December 31, 2016 and 2015, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $2,590,739 ($0.33 per common share basic and diluted) and $2,382,708 ($0.31 per common share basic and diluted) for the years ended December 31, 2016 and 2015, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2016 and 2015 were 7,802,593 and 7,804,566, respectively.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Revenues:
Life insurance operations	$14,996,543	$11,847,640	$3,148,903	26.6%
Annuity operations	11,135,950	9,647,120	1,488,830	15.4%
Corporate operations	585,997	405,894	180,103	44.4%
Total	$26,718,490	$21,900,654	$4,817,836	22.0%

Income before federal income taxes:
Life insurance operations	$866,648	$852,489	$14,159	1.7%
Annuity operations	1,271,600	935,945	335,655	35.9%
Corporate operations	281,534	169,116	112,418	66.5%
Total	$2,419,782	$1,957,550	$462,232	23.6%

Life Insurance Operations

The $3,148,903 increase in revenues from Life Insurance Operations for the year ended December 31, 2016 is primarily due to the following:

●	$3,048,474 increase in premiums

●	$162,901 increase in net investment income

●	$11,940 decrease in other income

●	$50,532 decrease in net realized investment gains

The $14,159 increased profitability from Life Insurance Operations for the year ended December 31, 2016 is primarily due to the following:

●	$1,357,358 increase in future policy benefits

●	$1,667,531 increase in commissions

●	$897,653 increase in other underwriting, insurance and acquisition expenses

●	$389,951 increase in death benefits

●	$153,383 increase in surrenders

●	$50,532 decrease in net realized investment gains

●	$11,940 decrease in other income

●	$3,425 decrease in amortization of value of insurance business acquired

●	$26,315 decrease in dividend, endowment and supplementary life contract benefits

●	$162,901 increase in net investment income

●	$1,301,392 increase in policy acquisition costs deferred net of amortization

●	$3,048,474 increase in premiums

Annuity Operations

The $1,488,830 increase in revenues from Annuity Operations for the year ended December 31, 2016 is due to the following:

●	$1,685,700 increase in net investment income

●	$196,870 decrease in net realized investment gains

The $335,655 increased profitability from Annuity Operations for the year ended December 31, 2016 is due to the following:

●	$1,685,700 increase in net investment income

●	$300,230 increase in policy acquisition costs deferred net of amortization

●	$285,188 decrease in other underwriting, insurance and acquisition expenses

●	$3,424 decrease in amortization of value of insurance business acquired

●	$196,870 decrease in net realized investment gains

●	$440,584 increase in commissions

●	$1,301,433 increase in interest credited to policyholders

Corporate Operations

The $180,103 increase in revenues from Corporate Operations for the year ended December 31, 2016 is primarily due to $106,700 of increased net investment income, $56,445 of increased other income and $16,958 of decreased realized losses.

The $112,418 increase in Corporate Operations profitability for the year ended December 31, 2016 is primarily due to $106,700 of increased net investment income, $56,445 of increased other income, $16,958 of decreased realized losses and $67,685 of increased operating expenses.

Consolidated Financial Condition

Our invested assets as of December 31, 2016 and 2015 are summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $128,310,625 and $138,028,455 as of December 31, 2016 and 2015, respectively)	$129,311,155	$134,556,027	$(5,244,872)	-3.9%
Available-for-sale equity securities at fair value (cost: $599,400 and $790,215 as of December 31, 2016 and 2015, respectively)	638,407	892,800	(254,393)	-28.5%
Mortgage loans on real estate	74,371,286	58,774,918	15,596,368	26.5%
Investment real estate	2,506,673	2,326,558	180,115	7.7%
Policy loans	1,598,116	1,486,317	111,799	7.5%
Short-term investments	-	599,855	(599,855)	-100.0%
Other long-term investments	46,788,873	31,566,927	15,221,946	48.2%
Total investments	$255,214,510	$230,203,402	$25,011,108	10.9%

The $5,244,872 decrease and $23,904,598 increase in fixed maturity available-for-sale securities for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Fixed maturity securities, available-for-sale, beginning	$134,556,027	104.06%	$110,651,429	82.23%
Purchases	11,338,377	8.77%	37,123,963	27.60%
Assumption reinsurance	-	0.00%	3,534,093	2.63%
Unrealized appreciation (depreciation)	4,473,318	3.46%	(6,711,535)	-4.99%
Net realized investment gains (losses)	371,037	0.29%	(318,182)	-0.24%
Sales proceeds	(14,933,968)	-11.56%	(6,685,624)	-4.97%
Maturities	(5,599,000)	-4.33%	(2,114,000)	-1.57%
Premium amortization	(894,636)	-0.69%	(924,117)	-0.69%
Increase (decrease)	(5,244,872)	-4.06%	23,904,598	17.77%
Fixed maturity securities, available-for-sale, ending	$129,311,155	100.00%	$134,556,027	100.00%

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

The $254,393 decrease and $221,443 increase in equity securities available-for-sale for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Equity securities, available-for-sale, beginning	$892,800	139.85%	$671,357	75.20%
Purchases	34,340	5.38%	806,537	90.33%
Sales proceeds	(324,556)	-50.84%	(533,817)	-59.79%
Unrealized depreciation	(63,578)	-9.96%	(49,177)	-5.51%
Net realized investment gains (losses)	99,401	15.57%	(1,902)	-0.21%
Premium amortization	-	0.00%	(198)	-0.02%
Increase (decrease)	(254,393)	-39.85%	221,443	24.80%
Equity securities, available-for-sale, ending	$638,407	100.00%	$892,800	100.00%

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a small number of companies.

The $15,596,368 and $20,125,185 increase in mortgage loans on real estate for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Mortgage loans on real estate, beginning	$58,774,918	79.03%	$38,649,733	65.76%
Purchases	33,480,579	45.01%	29,780,501	50.67%
Capitalization of loan origination fees	4,531	0.01%	90,000	0.15%
Discount accretion	157,424	0.21%	167,772	0.29%
Net realized investment gains	72,513	0.10%	88,800	0.15%
Payments	(17,550,870)	-23.60%	(9,882,604)	-16.81%
Foreclosed - transferred to real estate	(394,427)	-0.53%	-	0.00%
Increase in allowance for bad debts	(61,079)	-0.08%	(56,882)	-0.10%
Amortization of loan origination fees	(112,303)	-0.15%	(62,402)	-0.11%
Increase	15,596,368	20.97%	20,125,185	34.24%
Mortgage loans on real estate, ending	$74,371,286	100.00%	$58,774,918	100.00%

The $180,115 increase and $6,838,532 decrease in investment real estate for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Investment real estate, beginning	$2,326,558	92.81%	$9,165,090	393.93%
Real estate acquired through mortgage loan foreclosure	394,427	15.74%	-	0.00%
Sales proceeds	(43,269)	-1.73%	(7,083,246)	-304.45%
Depreciation of building	(145,489)	-5.80%	(145,488)	-6.25%
Net realized investment gains (losses)	(25,554)	-1.02%	390,202	16.77%
Increase (decrease)	180,115	7.19%	(6,838,532)	-293.93%
Investment real estate, ending	$2,506,673	100.00%	$2,326,558	100.00%

The $15,221,946 and $9,785,002 increases in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Other long-term investments, beginning	$31,566,927	67.47%	$21,781,925	69.00%
Purchases	17,973,300	38.41%	12,476,814	39.53%
Accretion of discount	2,685,635	5.74%	1,878,019	5.95%
Payments	(5,436,989)	-11.62%	(4,569,831)	-14.48%
Increase	15,221,946	32.53%	9,785,002	31.00%
Other long-term investments, ending	$46,788,873	100.00%	$31,566,927	100.00%

The $599,855 decrease in short-term investments is due to management’s decision to decrease our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2016 and 2015 are summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 to 2015	2016 to 2015

Cash and cash equivalents	$34,223,945	$9,047,586	$25,176,359	278.3%
Accrued investment income	2,176,770	2,205,469	(28,699)	-1.3%
Recoverable from reinsurers	1,258,938	1,243,618	15,320	1.2%
Agents' balances and due premiums	1,419,250	1,070,050	349,200	32.6%
Deferred policy acquisition costs	18,191,990	13,015,679	5,176,311	39.8%
Value of insurance business acquired	5,908,835	6,288,200	(379,365)	-6.0%
Other assets	14,858,375	6,055,838	8,802,537	145.4%
Assets other than investment assets	$78,038,103	$38,926,440	$39,111,663	100.5%

The $25,176,359 increase in cash and cash equivalents for the year ended December 31, 2016 and the corresponding amount for the year ended December 31, 2015 are summarized in the Company’s consolidated statements of cash flows.

The increase in deferred policy acquisition costs for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	2016	2015
Balance, beginning of year	$13,015,679	$9,287,851
Capitalization of commissions, sales and issue expenses	7,445,304	5,204,940
Amortization	(2,202,367)	(1,563,625)
Deferred acquisition costs allocated to investments	(66,626)	86,513
Balance, end of year	$18,191,990	$13,015,679

The $349,200 increase in 2016 agents’ balances and due premiums is primarily due to a $337,409 increase in agents’ balances. This increase is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced nor expects to experience future collection problems.

Our other assets as of December 31, 2016 and December 31, 2015 are summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Advances to mortgage loan originator	$5,207,380	$3,095,064	$2,112,316	68.2%
Federal and state income taxes recoverable	2,220,566	1,265,453	955,113	75.5%
Notes receivable	464,366	627,503	(163,137)	-26.0%
Accrual of mortgage loan and long-term investment payments due	511,585	660,450	(148,865)	-22.5%
Receivable for securities sold	6,288,274	1,904	6,286,370	330166.5%
Guaranty funds	78,711	197,812	(119,101)	-60.2%
Loans from premium financing, net	-	123,824	(123,824)	-100.0%
Other receivables, prepaid assets and deposits	87,493	83,828	3,665	4.4%
Total other assets	$14,858,375	$6,055,838	$8,802,537	145.4%

There was a $6,286,370 increase in the receivable for securities sold which represents the timing of unsettled trades for fixed maturity and equity securities available-for-sale as of December 31, 2016.

During the year ended December 31, 2016, the Company increased its advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies by $2,112,316.

The $955,113 increase in federal and state income taxes recoverable is primarily due to federal and state tax withholdings on lottery receivables and the 2015 federal tax refund of $615,975 not received until January 2017.

The decrease in notes receivable of $163,137 is due to the write-off of $128,888 related to the Company’s premium finance business conducted in FTCC and the repayment of $34,249 on FTFC notes receivable.

On April 15, 2016, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of December 30, 2016 and 2015 are summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Policy liabilities
Policyholders' account balances	$245,346,489	$197,688,616	$47,657,873	24.1%
Future policy benefits	44,266,227	39,464,124	4,802,103	12.2%
Policy claims	997,814	714,928	282,886	39.6%
Other policy liabilities	69,854	76,554	(6,700)	-8.8%
Total policy liabilities	290,680,384	237,944,222	52,736,162	22.2%
Deferred federal income taxes	693,470	33,210	660,260	1988.1%
Other liabilities	5,598,484	937,367	4,661,117	497.3%
Total liabilities	$296,972,338	$238,914,799	$58,057,539	24.3%

The $47,657,873 and $57,133,643 increases in policyholders’ account balances for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,
	2016		2015
	Amount	Percentage	Amount	Percentage
Policyholders' account balances, beginning	$197,688,616	80.58%	$140,554,973	71.10%
Deposits	53,989,462	22.00%	59,274,275	29.98%
Assumption reinsurance	-	0.00%	2,966,827	1.50%
Withdrawals	(13,308,895)	-5.42%	(10,783,332)	-5.45%
Interest credited	6,977,306	2.84%	5,675,873	2.87%
Increase	47,657,873	19.42%	57,133,643	28.90%
Policyholders' account balances, ending	$245,346,489	100.00%	$197,688,616	100.00%

During 2016, management made a conscious decision to decrease the production of new annuity contracts by decreasing the interest rate paid to policyholders and the minimum guaranteed interest rate during the contractual period. This intentional reduction in new annuity production is demonstrated by the $5,284,813 decrease in annuity deposits from $59,274,275 to $53,989,462 for the years ended December 31, 2015 and 2016, respectively. This decision was made so that FTFC’s two life insurance companies, TLIC and FBLIC, can improve their statutory solvency by increasing the ratio of the total statutory adjusted capital to the statutory authorized control level risk-based capital in both TLIC and FBLIC.

The $4,802,103 increase in future policy benefits during the year ended December 31, 2016 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $660,260 increase in deferred federal income taxes during the year ended December 31, 2016 was due to $868,621 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $208,361 of operating deferred federal tax benefit.

Our other liabilities as of December 31, 2016 and December 31, 2015 are summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015
Suspense accounts payable	$4,684,726	$175,134	$4,509,592	2574.9%
Accrued expenses payable	527,938	405,726	122,212	30.1%
Payable for securities purchased	234,225	3	234,222	7807400.0%
Guaranty fund assessments	60,000	172,000	(112,000)	-65.1%
Unearned investment income	48,466	53,945	(5,479)	-10.2%
Deferred revenue	29,632	34,949	(5,317)	-15.2%
Unclaimed funds	23,057	45,504	(22,447)	-49.3%
Other payables, withholdings and escrows	(9,560)	50,106	(59,666)	-119.1%
Total other liabilities	$5,598,484	$937,367	$4,661,117	497.3%

The $4,509,592 increase in suspense accounts payable is primarily due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2016, we have received $27,119,480 from the sale of our shares.

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

As of December 31, 2016, we had cash and cash equivalents totaling $34,223,945. As of December 31, 2016, cash and cash equivalents of $18,069,762 and $14,094,515, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,852,287 in 2017 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $914,179 in 2017 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016 and 2015. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $22,117,921 and $5,957,248 as of December 31, 2016 and December 31, 2015, respectively. The increase in uninsured balances of $16,160,673 between December 31, 2016 and December 31, 2015 is primarily due to annuity production in the last half of 2016 that has not been invested.

Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 less 2015
Net cash provided by operating activities	$9,485,884	$3,465,542	$6,020,342	173.7%
Net cash used in investing activities	(24,990,092)	(48,952,169)	23,962,077	-48.9%
Net cash provided by financing activities	40,680,567	44,375,827	(3,695,260)	-8.3%
Increase (decrease) in cash	25,176,359	(1,110,800)	26,287,159	-2366.5%
Cash and cash equivalents, beginning of period	9,047,586	10,158,386	(1,110,800)	-10.9%
Cash and cash equivalents, end of period	$34,223,945	$9,047,586	$25,176,359	278.3%

The $9,485,884 and $3,465,542 of cash provided by operating activities for the years ended December 31, 2016 and 2015, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change	Percentage Change
	2016	2015	2016 less 2015	2016 to 2015
Premiums collected	$12,854,146	$9,805,374	$3,048,772	31.1%
Net investment income collected	11,414,304	10,213,579	1,200,725	11.8%
Death benefits paid	(3,546,483)	(3,332,812)	(213,671)	6.4%
Surrenders paid	(728,122)	(574,739)	(153,383)	26.7%
Commissions paid	(7,219,722)	(5,268,523)	(1,951,199)	37.0%
Other underwriting, insurance and acquisition expenses paid	(5,037,607)	(4,714,827)	(322,780)	6.8%
Taxes (paid) recovered	(992,518)	86,394	(1,078,912)	-1248.8%
Advances to mortgage loan originator	(2,112,317)	(1,458,299)	(654,018)	44.8%
Deposits of pending policy applications	4,509,592	(1,674,397)	6,183,989	-369.3%
Decrease in short-term investment	599,855	541,344	58,511	10.8%
Other	(255,244)	(157,552)	(97,692)	62.0%
Increase in cash provided by operating activities	$9,485,884	$3,465,542	$6,020,342	173.7%

Please see the statements of cash flows for the years ended December 31, 2016 and 2015 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of December 31, 2016 and 2015 is summarized as follows:

			Amount Change	Percentage Change
	December 31, 2016	December 31, 2015	2016 less 2015	2016 to 2015

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2016 and 2015 and 7,802,593 outstanding as of
December 31, 2016 and 2015)	$80,502	$80,502	$-	0.0%
Additional paid-in capital	28,684,598	28,684,598	-	0.0%
Treasury stock, at cost (247,580 shares as of December 31, 2016 and 2015)	(893,947)	(893,947)	-	0.0%
Accumulated other comprehensive income (loss)	818,676	(2,655,817)	3,474,493	-130.8%
Accumulated earnings	7,590,446	4,999,707	2,590,739	51.8%
Total shareholders' equity	$36,280,275	$30,215,043	$6,065,232	20.1%

The increase in shareholders’ equity of $6,065,232 for the year ended December 31, 2016 is due to $3,474,493 of other comprehensive income and net income of $2,590,739.

Equity per common share outstanding increased 20.1% from $3.87 per share as of December 31, 2015 to $4.65 per share as of December 31, 2016, based upon 7,802,593 common shares outstanding as of December 31, 2016 and 2015.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2016 or 2015. Fixed maturity securities amounting to $129,311,155 as of December 31, 2016 are approximately 51% of our total invested assets and, if needed, could be converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products.

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $1,039,897 and ($3,369,843) as of December 31, 2016 and 2015, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $4,880,178 in unrealized gains arising for the year ended December 31, 2016 includes 2016 net realized investment gains of $470,438 originating from the sale and call activity for fixed maturity and equity securities available-for-sale resulting in a net increase in net unrealized appreciation for the year ended December 31, 2016 of $4,409,740.

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

We believe gradual increases in interest rates do not present a significant liquidity exposure for the life insurance policies and annuity contracts. We maintain conservative durations in our fixed maturity portfolio. As of December 31, 2016, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 17.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2016, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2016 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of First Trinity Financial Corporation

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Trinity Financial Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 7, 2017

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2016	December 31, 2015
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $128,310,265 and $138,028,455 as of December 31, 2016 and 2015, respectively)	$129,311,155	$134,556,027
Available-for-sale equity securities at fair value (cost: $599,400 and $790,215 as of December 31, 2016 and 2015, respectively)	638,407	892,800
Mortgage loans on real estate	74,371,286	58,774,918
Investment real estate	2,506,673	2,326,558
Policy loans	1,598,116	1,486,317
Short-term investments	-	599,855
Other long-term investments	46,788,873	31,566,927
Total investments	255,214,510	230,203,402
Cash and cash equivalents	34,223,945	9,047,586
Accrued investment income	2,176,770	2,205,469
Recoverable from reinsurers	1,258,938	1,243,618
Agents' balances and due premiums	1,419,250	1,070,050
Deferred policy acquisition costs	18,191,990	13,015,679
Value of insurance business acquired	5,908,835	6,288,200
Other assets	14,858,375	6,055,838
Total assets	$333,252,613	$269,129,842
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$245,346,489	$197,688,616
Future policy benefits	44,266,227	39,464,124
Policy claims	997,814	714,928
Other policy liabilities	69,854	76,554
Total policy liabilities	290,680,384	237,944,222
Deferred federal income taxes	693,470	33,210
Other liabilities	5,598,484	937,367
Total liabilities	296,972,338	238,914,799
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2016 and 2015, respectively, and 7,802,593 outstanding as of December 31, 2016 and 2015, respectively)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of December 31, 2016 and 2015)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	818,676	(2,655,817)
Accumulated earnings	7,590,446	4,999,707
Total shareholders' equity	36,280,275	30,215,043
Total liabilities and shareholders' equity	$333,252,613	$269,129,842

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
Revenues
Premiums	$12,870,483	$9,822,009
Net investment income	13,190,643	11,235,342
Net realized investment gains	729,739	684,668
Loss on other-than-temporary impairments	(212,342)	(525,750)
Gain on reinsurance assumption	-	588,923
Other income	139,967	95,462
Total revenues	26,718,490	21,900,654
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	4,786,377	3,429,019
Death benefits	3,814,049	3,424,098
Surrenders	728,122	574,739
Interest credited to policyholders	6,977,306	5,675,873
Dividend, endowment and supplementary life contract benefits	296,985	323,300
Total benefits and claims	16,602,839	13,427,029
Policy acquisition costs deferred	(7,445,304)	(5,204,940)
Amortization of deferred policy acquisition costs	2,202,367	1,563,625
Amortization of value of insurance business acquired	379,365	386,214
Commissions	6,882,311	4,774,196
Other underwriting, insurance and acquisition expenses	5,677,130	4,996,980
Total expenses	7,695,869	6,516,075
Total benefits, claims and expenses	24,298,708	19,943,104
Income before total federal income tax benefit	2,419,782	1,957,550
Current federal income tax expense	37,404	405,546
Deferred federal income tax benefit	(208,361)	(830,704)
Total federal income tax benefit	(170,957)	(425,158)
Net income	$2,590,739	$2,382,708
Net income per common share basic and diluted	$0.33	$0.31

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015
Net income	$2,590,739	$2,382,708
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	4,880,178	(7,080,796)
Less net realized investment gains (losses)	470,438	(320,084)
Net unrealized gains (losses)	4,409,740	(6,760,712)
Less adjustment to deferred acquisition costs	66,626	(86,513)
Other comprehensive income (loss) before income tax expense (benefit)	4,343,114	(6,674,199)
Income tax expense (benefit)	868,621	(1,334,839)
Total other comprehensive income (loss)	3,474,493	(5,339,360)
Total comprehensive income (loss)	$6,065,232	$(2,956,652)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2016 and 2015

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2015	$80,502	$28,684,748	$(855,304)	$2,683,543	$2,616,849	$33,210,338
Repurchase of common stock	-	-	(38,643)	-	-	(38,643)
Stock dividend adjustment	-	(150)	-	-	150	-
Comprehensive income (loss):
Net income	-	-	-	-	2,382,708	2,382,708
Other comprehensive loss	-	-	-	(5,339,360)	-	(5,339,360)
Balance as of December 31, 2015	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	2,590,739	2,590,739
Other comprehensive income	-	-	-	3,474,493	-	3,474,493
Balance as of December 31, 2016	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,225

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Operating activities
Net income	$2,590,739	$2,382,708
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	146,122	228,540
Accretion of discount on investments	(1,948,423)	(1,121,476)
Net realized investment gains	(729,739)	(684,668)
Loss on other-than-temporary impairments	212,342	525,750
Gain on reinsurance assumption	-	(588,923)
Amortization of policy acquisition cost	2,202,367	1,563,625
Policy acquisition cost deferred	(7,445,304)	(5,204,940)
Mortgage loan origination fees deferred	(4,531)	(90,000)
Amortization of loan origination fees	112,303	62,402
Amortization of value of insurance business acquired	379,365	386,214
Allowance for mortgage loan losses	61,079	56,882
Provision for deferred federal income tax benefit	(208,361)	(830,704)
Interest credited to policyholders	6,977,306	5,675,873
Change in assets and liabilities:
Accrued investment income	28,699	(484,696)
Policy loans	(111,799)	40,097
Short-term investments	599,855	541,344
Recoverable from reinsurers	(15,320)	(21,373)
Agents' balances and due premiums	(349,200)	(505,754)
Other assets (excludes depreciation of $633 in 2016 and change in receivable for securities sold of $6,286,370 and ($301,525) in 2016 and 2015, respectively)	(2,516,800)	(608,612)
Future policy benefits	4,802,103	3,461,305
Policy claims	282,886	112,659
Other policy liabilities	(6,700)	(10,594)
Other liabilities (excludes change in payable of securities purchased of $234,222 and $3 in 2016 and 2015, respectively)	4,426,895	(1,420,117)
Net cash provided by operating activities	9,485,884	3,465,542

Investing activities
Purchases of fixed maturity securities	(11,338,377)	(37,123,963)
Maturities of fixed maturity securities	5,599,000	2,114,000
Sales of fixed maturity securities	14,933,968	6,685,624
Purchases of equity securities	(34,340)	(806,537)
Sales of equity securities	324,556	533,817
Reinsurance assumption	-	64,935
Purchases of mortgage loans	(33,480,579)	(29,780,501)
Payments on mortgage loans	17,550,870	9,882,604
Purchases of other long-term investments	(17,973,300)	(12,476,814)
Collections on other long-term investments	5,436,989	4,569,831
Sales of real estate	43,269	7,083,246
Net change in receivable and payable for securities sold and purchased	(6,052,148)	301,528
Loans repaid for premiums financed	-	61
Net cash used in investing activities	(24,990,092)	(48,952,169)

Financing activities
Policyholders' account deposits	53,989,462	59,274,275
Policyholders' account withdrawals	(13,308,895)	(10,783,332)
Purchases of treasury stock	-	(38,643)
Repayment of notes payable	-	(4,076,473)
Net cash provided by financing activities	40,680,567	44,375,827

Increase (decrease) in cash and cash equivalents	25,176,359	(1,110,800)
Cash and cash equivalents, beginning of period	9,047,586	10,158,386
Cash and cash equivalents, end of period	$34,223,945	$9,047,586

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

Year Ended
December 31, 2016
Reductions in mortgage loans due to foreclosure	$394,427
Investment real estate held-for-sale acquired through foreclosure	(394,427)
Net cash provided (used) in investing activities	$-

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies

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

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

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

Acquisition of Other Companies

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation (“FLAC”) from an unaffiliated company. The acquisition of FLAC was accounted for as a purchase. The aggregate purchase price for FLAC was $2,695,234 including direct cost associated with the acquisition of $195,234. The acquisition of FLAC was financed with the working capital of FTFC.

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

December 31, 2016 and 2015

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

Mortgage loans and premium finance loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan or premium finance loan agreement. Factors considered by the Company in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan, and the probability of collecting scheduled principal and interest payments when due. Mortgage loans and premium finance loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the mortgage loan or premium finance loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

As of December 31, 2016 and 2015, there was $2,831,043 and $2,451,678, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $339,942 in 2017, $331,886 in 2018, $308,179 in 2019, $283,088 in 2020 and $262,097 in 2021.

Other Assets and Other Liabilities

Other assets consist primarily of receivable for securities sold, recoverable federal and state income taxes, receivables from mortgage loans and other long-term assets (lottery receivables), guaranty funds, notes receivable, customer account balances receivable, prepaid expenses, other receivables, property and equipment and loans from premium financing.

Other liabilities consist primarily of accrued expenses, accounts payable, deposits on pending policy applications, payable for securities purchased and unearned investment income.

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

December 31, 2016 and 2015

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

Federal Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under U.S. GAAP and balances determined using tax bases. A valuation allowance is established for the amount of the deferred tax asset that exceeds the amount of the estimated future taxable income needed to utilize the future tax benefits.

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for the years ended December 31, 2016 and 2015 were 7,802,593 and 7,804,566 respectively.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2016 through the date that these financial statements have been issued.

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. The adoption of this guidance will not have a material effect on the Company's results of operations, financial position or liquidity since there are no uncertainties about the Company’s ability to continue as a going concern.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

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

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument is contingently exercisable, the event that triggers the ability to exercise the option is considered to be clearly and closely related to the debt instrument (i.e., the economic characteristics and risks of the option are related to interest rates or credit risks) and the entity does not have to assess whether the option should be accounted for separately. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

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

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1. Organization and Significant Accounting Policies (continued)

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In November 2016, the FASB issued specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued guidance to clarify the definition of a business to assist reporting entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. This update provides a screen to determine when an integrated set of assets or activities is not a business and the requirements to be met to be considered a business.

The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted in certain situations.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2016 and 2015 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2016
Fixed maturity securities
U.S. government and U.S. government agencies	$3,157,889	$99,086	$71,592	$3,185,383
States and political subdivisions	9,172,533	144,947	66,584	9,250,896
Residential mortgage-backed securities	33,970	36,757	-	70,727
Corporate bonds	100,268,424	2,324,712	1,613,095	100,980,041
Foreign bonds	15,677,449	394,742	248,083	15,824,108
Total fixed maturity securities	128,310,265	3,000,244	1,999,354	129,311,155

Equity securities
Mutual funds	344,783	-	2,869	341,914
Corporate preferred stock	99,945	-	3,585	96,360
Corporate common stock	154,672	45,461	-	200,133
Total equity securities	599,400	45,461	6,454	638,407
Total fixed maturity and equity securities	$128,909,665	$3,045,705	$2,005,808	$129,949,562

	December 31, 2015
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,161	$136,190	$108,597	$2,820,754
States and political subdivisions	8,993,848	61,592	102,835	8,952,605
Residential mortgage-backed securities	49,980	43,846	-	93,826
Corporate bonds	109,164,942	1,820,894	4,234,897	106,750,939
Foreign bonds	17,026,524	185,225	1,273,846	15,937,903
Total fixed maturity securities	138,028,455	2,247,747	5,720,175	134,556,027

Equity securities
Mutual funds	335,554	-	10,613	324,941
Corporate preferred stock	259,993	6,035	990	265,038
Corporate common stock	194,668	117,196	9,043	302,821
Total equity securities	790,215	123,231	20,646	892,800
Total fixed maturity and equity securities	$138,818,670	$2,370,978	$5,740,821	$135,448,827

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2016 and 2015 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2016
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,878,308	$71,592	6
States and political subdivisions	2,532,653	66,584	14
Corporate bonds	23,721,217	696,066	92
Foreign bonds	5,087,133	155,833	16
Total less than 12 months	33,219,311	990,075	128
More than 12 months
Corporate bonds	8,004,923	917,029	36
Foreign bonds	1,024,548	92,250	6
Total more than 12 months	9,029,471	1,009,279	42
Total fixed maturity securities	42,248,782	1,999,354	170
Equity securities
Less than 12 months
Corporate preferred stock	96,360	3,585	2
Total less than 12 months	96,360	3,585	2
More than 12 months
Mutual funds	89,113	2,869	1
Total more than 12 months	89,113	2,869	1
Total equity securities	185,473	6,454	3
Total fixed maturity and equity securities	$42,434,255	$2,005,808	$173

	December 31, 2015
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$381,592	$20,006	2
States and political subdivisions	5,422,934	102,835	26
Corporate bonds	46,907,532	2,646,997	186
Foreign bonds	9,155,830	879,659	40
Total less than 12 months	61,867,888	3,649,497	254
More than 12 months
U.S. government and U.S. government agencies	1,041,409	88,591	2
Corporate bonds	5,646,642	1,587,900	31
Foreign bonds	489,008	394,187	3
Total more than 12 months	7,177,059	2,070,678	36
Total fixed maturity securities	69,044,947	5,720,175	290
Equity securities
Less than 12 months
Mutual funds	74,547	10,613	1
Corporate preferred stock	109,279	990	1
Corporate common stock	41,804	9,043	1
Total equity securities	225,630	20,646	3
Total fixed maturity and equity securities	$69,270,577	$5,740,821	293

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

As of December 31, 2016, the Company held 170 available-for-sale fixed maturity securities with an unrealized loss of $1,999,354, fair value of $42,248,782 and amortized cost of $44,248,136. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2016. The ratio of the fair value to the amortized cost of these 170 securities is 95%.

The Company recorded one other-than-temporary impairment during 2016.  During 2016, the Company impaired its bonds in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $207,450 for the year ended December 31, 2016. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2016.

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

The Company also recorded one other-than-temporary impairment during 2015.  During 2015, the Company impaired its bonds in a mining corporation with a total par value of $600,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $502,013 for the year ended December 31, 2015. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value.

As of December 31, 2016, the Company has three available-for-sale equity securities with an unrealized loss of $6,454, fair value of $185,473 and cost of $191,927. The ratio of fair value to cost of these securities is 97%.

As of December 31, 2015, the Company has three available-for-sale equity securities with an unrealized loss of $20,646, fair value of $225,630 and cost of $246,276. The ratio of fair value to cost of these securities is 92%.

Fixed maturity securities were 92% and 94% investment grade as rated by Standard & Poor’s as of December 31, 2016 and December 31, 2015, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

Based on management’s review, the Company experienced one other-than-temporary impairment during the year ended December 31, 2016 and one other-than-temporary impairment during the year ended December 31, 2015. Except for one other-than-temporary impairment recorded during 2016 and the one other-than-temporary impairment recorded during 2015, management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015

Unrealized appreciation (depreciation) on available-for-sale securities	$1,039,897	$(3,369,843)
Adjustment to deferred acquisition costs	(16,553)	50,073
Deferred income (taxes) benefit	(204,668)	663,953

Net unrealized appreciation (depreciation) on available-for-sale securities	$818,676	$(2,655,817)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2016, by contractual maturity, are summarized as follows:

	December 31, 2016
	Amortized Cost	Fair Value

Due in one year or less	$8,590,830	$8,657,318
Due in one year through five years	30,254,568	30,912,175
Due after five years through ten years	43,556,384	44,016,351
Due after ten years	45,874,513	45,654,584
Due at multiple maturity dates	33,970	70,727
	$128,310,265	$129,311,155

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2016	2015	2016	2015	2016	2015	2016	2015
Proceeds	$20,532,968	$8,799,624	$324,556	$533,817	$17,550,870	$9,882,604	$43,269	$7,083,246
Gross realized gains	643,041	262,209	100,869	996	101,104	112,537	-	390,202
Gross realized losses	(64,554)	(78,378)	(1,468)	(2,898)	(28,591)	-	(20,662)	-
Loss on other-than- temporary impairment	(207,450)	(502,013)	-	-	-	(23,737)	(4,892)	-

The accumulated change in net unrealized investment gains for fixed maturity and equity securities available-for-sale for the years ended December 31, 2016 and 2015 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale, mortgage loans on real estate and investment real estate for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$4,473,318	$(6,711,535)
Equity securities	(63,578)	(49,177)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	578,487	183,831
Equity securities	99,401	(1,902)
Mortgage loans on real estate	72,513	112,537
Investment real estate	(20,662)	390,202

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Commercial mortgage loans
Retail stores	$1,075,324	1.45%	$1,272,881	2.17%
Office buildings	179,484	0.24%	191,774	0.32%
Total commercial mortgage loans	1,254,808	1.69%	1,464,655	2.49%
Residential mortgage loans	73,116,478	98.31%	57,310,263	97.51%
Total mortgage loans	$74,371,286	100.00%	$58,774,918	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of December 31, 2016 and 2015 are summarized as follows:

			As of December 31,
			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2016	2015	2016	2015	2016	2015
Over 70%	to	80%	$14,559,541	$15,058,997	$-	$-	$14,559,541	$15,058,997
Over 60%	to	70%	29,738,887	21,749,312	-	439,250	29,738,887	22,188,562
Over 50%	to	60%	15,440,364	9,700,752	1,051,155	658,693	16,491,519	10,359,445
Over 40%	to	50%	10,399,031	8,553,256	-	-	10,399,031	8,553,256
Over 30%	to	40%	2,184,351	1,430,835	203,653	366,712	2,388,004	1,797,547
Over 20%	to	30%	467,410	159,930	-	-	467,410	159,930
Over 10%	to	20%	317,936	650,688	-	-	317,936	650,688
10%	or	less	8,958	6,493	-	-	8,958	6,493
	Total		$73,116,478	$57,310,263	$1,254,808	$1,464,655	$74,371,286	$58,774,918

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Arizona	$735,704	0.99%	$977,946	1.66%
California	3,516,796	4.73%	4,164,249	7.09%
Colorado	846,964	1.14%	914,802	1.56%
Connecticut	245,547	0.33%	273,369	0.47%
Florida	14,157,109	19.04%	7,014,486	11.93%
Georgia	6,761,450	9.09%	8,238,987	14.02%
Illinois	10,984,320	14.77%	6,765,802	11.51%
Indiana	548,783	0.74%	451,539	0.77%
Kentucky	104,490	0.14%	207,133	0.35%
Louisiana	256,971	0.35%	336,896	0.57%
Michigan	491,692	0.66%	500,148	0.85%
Minnesota	216,640	0.29%	222,271	0.38%
Mississippi	213,286	0.29%	139,970	0.24%
Missouri	2,466,872	3.32%	2,890,674	4.92%
Nevada	554,223	0.75%	-	0.00%
New York	419,620	0.56%	484,202	0.82%
North Carolina	1,048,442	1.41%	1,011,167	1.72%
Ohio	1,737,406	2.34%	386,740	0.66%
Oklahoma	354,890	0.48%	227,526	0.39%
Pennsylvania	224,879	0.30%	237,978	0.40%
South Carolina	345,682	0.46%	1,334,346	2.27%
Tennessee	1,190,701	1.60%	1,360,719	2.32%
Texas	26,141,950	35.14%	19,001,668	32.33%
Utah	-	0.00%	277,440	0.47%
Washington	247,125	0.33%	699,963	1.19%
Wisconsin	286,319	0.38%	124,787	0.21%
All other states	273,425	0.37%	530,110	0.90%
	$74,371,286	100.00%	$58,774,918	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

There were 11 loans with a remaining principal balance of $1,208,379 that were more than 90 days past due as of December 31, 2016. There were five loans with a remaining principal balance of $531,026 that were more than 90 days past due as of December 31, 2015.

There were no mortgage loans in default or in the foreclosure process as of December 31, 2016. There were three mortgage loans in default and in the foreclosure process with a remaining principal balance of $196,606 as of December 31, 2015.

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate that are now held for sale.

The principal balances of the 755 residential mortgage loans owned by the Company as of December 31, 2016 that aggregated to $73,116,478 ranged from a low of $2,148 to a high of $864,562 and the interest rates ranged from 5.40% to 20.78%. The principal balances of the four commercial mortgage loans owned by the Company as of December 31, 2016 that aggregated to $1,254,808 ranged from a low of $180,386 to a high of $451,554 and the interest rates ranged from 5.75% to 8.25%.

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

There are allowances for losses on mortgage loans of $244,427 and $183,348 as of December 31, 2016 and 2015, respectively. As of December 31, 2016, $525,063 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2015, $534,330 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2016 the Company did not experience any impairment on mortgage loan investments. In 2015 management impaired one mortgage loan on real estate investment that was in foreclosure and reduced that investment by $23,737 from its carrying value to its net realizable value expected at the time of ultimate resale.

Investment real estate

As introduced above, during 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value. On November 30, 2016, the Company sold one investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on sale of $20,662 based on an aggregate sales price of $43,269.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-fourth of this land. This building and land on one of the four lots is held for the production of income. The other three lots of land owned in Topeka, Kansas are held for investment. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. During 2016 management impaired the undeveloped land by $4,892 from its carrying value to its net realizable value expected at the time of ultimate resale.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

On March 11, 2015, the Company sold its investment real estate in buildings and land held for sale in Greensburg, Indiana; Norman, Oklahoma; Houston, Texas and Harrisonville, Missouri with an aggregate carrying value of $6,693,044. The Company recorded a gross realized investment gain on these sales of $390,202 based on an aggregate sales price of $7,083,246 less closing costs and expenses of $20,119.

The Company’s investment real estate as of December 31, 2016 and 2015 is summarized as follows:

	December 31,
	2016	2015
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	750,047
Total land	958,315	963,207
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,049,695)	(904,206)
Buildings net of accumulated depreciation	1,217,862	1,363,351
Residential real estate - held for sale	330,496	-
Total residential real estate	330,496	-
Investment real estate, net of accumulated depreciation	$2,506,673	$2,326,558

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $46,788,873 and $31,566,927 as of December 31, 2016 and 2015, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2016 are summarized as follows:

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$6,348,537	$6,450,263
Due in one year through five years	18,336,787	19,821,696
Due after five years through ten years	13,016,677	15,570,507
Due after ten years	9,086,872	14,047,963
	$46,788,873	$55,890,429

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage
Arizona	$67,009	0.14%	$79,461	0.25%
California	3,725,329	7.96%	4,133,665	13.09%
Connecticut	1,554,844	3.32%	908,327	2.88%
Florida	92,721	0.20%	135,379	0.43%
Georgia	1,179,442	2.52%	984,152	3.12%
Illinois	565,667	1.21%	614,640	1.95%
Indiana	1,303,314	2.79%	918,855	2.91%
Kentucky	28,411	0.06%	54,412	0.17%
Maine	239,011	0.51%	270,767	0.86%
Massachusetts	10,262,521	21.93%	5,188,885	16.44%
Michigan	307,892	0.66%	320,497	1.02%
Missouri	122,945	0.26%	-	0.00%
New Jersey	61,823	0.13%	-	0.00%
New York	19,633,916	41.97%	14,213,676	45.02%
Ohio	3,476,857	7.43%	260,406	0.82%
Pennsylvania	1,027,361	2.20%	437,920	1.39%
Texas	2,540,038	5.43%	2,734,028	8.66%
Vermont	293,573	0.63%	-	0.00%
Washington	306,199	0.65%	311,857	0.99%
	$46,788,873	100.00%	$31,566,927	100.00%

Major categories of net investment income for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015

Fixed maturity securities	$5,970,940	$5,542,312
Equity securities	27,364	39,329
Other long-term investments	2,685,639	1,877,725
Mortgage loans	5,774,229	4,492,150
Policy loans	107,541	101,344
Real estate	340,032	449,034
Short-term and other investments	44,013	12,278
Gross investment income	14,949,758	12,514,172

Investment expenses	(1,759,115)	(1,278,830)
Net investment income	$13,190,643	$11,235,342

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, state and political subdivision securities, corporate debt securities and foreign debt securities.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2016
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,185,383	$-	$3,185,383
States and political subdivisions	-	9,250,896	-	9,250,896
Residential mortgage-backed securities	-	70,727	-	70,727
Corporate bonds	-	100,980,041	-	100,980,041
Foreign bonds	-	15,824,108	-	15,824,108
Total fixed maturity securities	$-	$129,311,155	$-	$129,311,155

Equity securities, available-for-sale
Mutual funds	$-	$341,914	$-	$341,914
Corporate preferred stock	96,360	-	-	96,360
Corporate common stock	138,633	-	61,500	200,133
Total equity securities	$234,993	$341,914	$61,500	$638,407

	December 31, 2015
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,820,754	$-	$2,820,754
States and political subdivisions	-	8,952,605	-	8,952,605
Residential mortgage-backed securities	-	93,826	-	93,826
Corporate bonds	-	106,750,939	-	106,750,939
Foreign bonds	-	15,937,903	-	15,937,903
Total fixed maturity securities	$-	$134,556,027	$-	$134,556,027

Equity securities, available-for-sale
Mutual funds	$-	$324,941	$-	$324,941
Corporate preferred stock	211,278	53,760	-	265,038
Corporate common stock	256,321	-	46,500	302,821
Total equity securities	$467,599	$378,701	$46,500	$892,800

As of December 31, 2016 and 2015, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2016, additional investments in one of the private placement common stocks were purchased.

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

December 31, 2016 and 2015

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity and equity securities available-for-sale portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2016 and 2015 is summarized as follows:

	Year Ended December 31,
	2016	2015

Beginning balance	$46,500	$46,500
Purchases	15,000	-
Sales	-	-
Impairment	-	-
Ending balance	$61,500	$46,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2016 and 2015, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2016
Financial assets
Mortgage loans on real estate
Commercial	$1,254,808	$1,268,140	$-	$-	$1,268,140
Residential	73,116,478	70,383,661	-	-	70,383,661
Policy loans	1,598,116	1,598,116	-	-	1,598,116
Other long-term investments	46,788,873	55,890,429	-	-	55,890,429
Cash and cash equivalents	34,223,945	34,223,945	34,223,945	-	-
Accrued investment income	2,176,770	2,176,770	-	-	2,176,770
Total financial assets	$159,158,990	$165,541,061	$34,223,945	$-	$131,317,116

Financial liabilities
Policyholders' account balances	$245,346,489	$206,541,702	$-	$-	$206,541,702
Policy claims	997,814	997,814	-	-	997,814
Total financial liabilities	$246,344,303	$207,539,516	$-	$-	$207,539,516

	December 31, 2015
Financial assets
Mortgage loans on real estate
Commercial	$1,464,655	$1,486,601	$-	$-	$1,486,601
Residential	57,310,263	57,356,546	-	-	57,356,546
Policy loans	1,486,317	1,486,317	-	-	1,486,317
Short-term investments	599,855	599,855	599,855	-	-
Other long-term investments	31,566,927	37,755,989	-	-	37,755,989
Cash and cash equivalents	9,047,586	9,047,586	9,047,586	-	-
Accrued investment income	2,205,469	2,205,469	-	-	2,205,469
Loans from premium financing	123,824	123,824	-	-	123,824
Total financial assets	$103,804,896	$110,062,187	$9,647,441	$-	$100,414,746

Financial liabilities
Policyholders' account balances	$197,688,616	$179,233,152	$-	$-	$179,233,152
Policy claims	714,928	714,928	-	-	714,928
Total financial liabilities	$198,403,544	$179,948,080	$-	$-	$179,948,080

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2016 and 2015, these required deposits had amortized costs that totaled $4,099,405 and $3,989,742, respectively. As of December 31, 2016 and 2015, these required deposits had fair values that totaled $4,125,116 and $4,034,042, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

5. Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans

As of December 31, 2016, $525,063 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in $25,523,757 of mortgage loans on real estate with one loan originator. In addition, the Company has an additional $244,427 allowance for possible loan losses in the remaining $48,847,529 of investments in mortgage loans on real estate as of December 31, 2016.

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

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. Loans from premium financing of $320,996 as of December 31, 2015 are carried net of estimated loan losses of $197,172 as of December 31, 2015. In 2016 the Company established a full allowance for uncollectible receivables against the premium financing asset. In late December of 2016, the Company wrote off the asset by netting the allowance for uncollectible receivables against the premium financing asset. The Company has made no premium financing loans since June 30, 2012.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the years ended December 31, 2016 and 2015 are summarized as follows (excluding $25,523,757 and $21,755,620 of mortgage loans on real estate as of December 31, 2016 and 2015, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Allowance, beginning	$175,988	$116,604	$7,360	$9,862	$197,172	$197,358	$380,520	$323,824
Charge offs	-	-	-	-	(347,885)	-	(347,885)	-
Recoveries	-	-	-	-	-	(186)	-	(186)
Provision	62,133	59,384	(1,054)	(2,502)	150,713	-	211,792	56,882
Allowance, ending	$238,121	$175,988	$6,306	$7,360	$-	$197,172	$244,427	$380,520

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$192,690	$-	$192,690
Collectively evaluated for impairment	$238,121	$175,988	$6,306	$7,360	$-	$4,482	$244,427	$187,830

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$316,514	$-	$316,514
Collectively evaluated for impairment	$47,592,721	$35,554,643	$1,254,808	$1,464,655	$-	$4,482	$48,847,529	$37,023,780

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Balance, beginning of year	$13,015,679	$9,287,851
Capitalization of commissions, sales and issue expenses	7,445,304	5,204,940
Amortization	(2,202,367)	(1,563,625)
Deferred acquisition costs allocated to investments	(66,626)	86,513
Balance, end of year	$18,191,990	$13,015,679

7. Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2016 and 2015, TLIC and FBLIC filed combined life insurance company 2015 and 2014 federal tax returns and intend to also file a combined life insurance company 2016 federal tax return for TLIC and FBLIC in 2017.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax benefit computed by applying the federal income tax rate of 34% to income before federal income tax expense for the years ended December 31, 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2016	2015
Expected tax expense	$822,726	$665,567
Net operating losses	(690,905)	(692,856)
Deferred policy acquisition costs	(651,873)	(431,020)
Accrual of discount	(183,393)	(90,611)
Small life insurance company deduction	(62,303)	(481,855)
Adjustment of prior years' taxes	(15,075)	2,970
Value of life insurance business acquired	53,111	54,069
Capital gain taxes	72,249	266,528
Difference in book versus tax basis of available-for-sale fixed maturity securities	159,763	10,681
Future policy benefits	282,062	282,823
Other	42,681	(11,454)
Total income tax benefit	$(170,957)	$(425,158)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015
Deferred tax liabilities:
Net unrealized investment gains	$204,668	$-
Available-for-sale fixed maturity securities	232,889	315,195
Deferred policy acquisition costs	2,944,563	2,013,315
Reinsurance recoverable	251,788	246,318
Investment real estate	35,940	36,000
Value of insurance business acquired	1,181,767	1,257,640
Due premiums	25,914	23,556
Mortgage loans	-	21,444
Other assets	5,819	4,370
Other	3,798	5,936
Total deferred tax liabilities	4,887,146	3,923,774
Deferred tax assets:
Net unrealized investment losses	-	663,953
Policyholders' account balances and future policy benefits	1,965,397	1,554,886
Policy claims	25,983	23,658
Unearned investment income	9,491	10,583
Available-for-sale equity securities	48,945	73,474
Mortgage loans	7,578	-
Alternative minimum tax carryforward	276,571	267,383
Net operating loss carryforward	1,843,238	1,957,917
Net capital loss carryforward	14,450	14,450
Dividend liability	10,652	11,083
Other	5,821	4,372
Total deferred tax assets	4,208,126	4,581,759
Valuation allowance	(14,450)	(691,195)
Net deferred tax assets	4,193,676	3,890,564
Net deferred tax liabilities	$693,470	$33,210

FTFC has net operating loss carryforwards of $5,320,326 expiring in 2024 through 2033. FTFC has capital loss carryforwards of $42,500 expiring in 2018 that are subject to a full valuation allowance as of December 31, 2016 and 2015 since it is not probable that the capital loss carryforwards will be utilized. During 2016, FTFC utilized $299,347 of the net operating loss carryforward existing as of January 1, 2016 to offset 2016 federal taxable income. During 2015, FTFC utilized $53,529 of the net operating loss carryforward existing as of January 1, 2015 to offset 2015 federal taxable income.

Due to FTFC’s taxable income generated in 2016, 2015 and 2014 and FTFC’s projected taxable income in future years, the valuation allowance on FTFC’s net operating loss carryforward was reduced by $1,699,953 during 2016 and $2,000,000 during 2015 since it is probable the entire net operating loss carryforwards will be utilized.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

7. Federal Income Taxes (continued)

TLIC has net operating loss carry forwards of $116,225, expiring in 2023 that remain from the acquisition of FLAC. The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use. During 2016, TLIC utilized $135,000 of the net operating loss carryforward existing as of January 1, 2016 to offset 2016 federal taxable income. During 2015, TLIC also utilized $135,000 of the net operating loss carryforward existing as of January 1, 2015 to offset 2015 federal taxable income.

FBLIC has net operating loss carry forwards of $55,409, generated in 2016 that expires in 2031. The utilization of those losses is restricted by the tax laws and some or all of the losses may not be available for use.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2013 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risk. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsure the accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

8. Reinsurance (continued)

Reinsurance assumed and ceded amounts for TLIC and FBLIC for 2016 and 2015 are summarized as follows:

	2016	2015
Premiums assumed	$42,342	$49,173
Commissions and expense allowances assumed	57	117
Benefits assumed	21,864	54,868
Reserve credits assumed	59,226	56,790
In force amount assumed	17,621,570	18,384,754

Premiums ceded	375,796	385,571
Commissions and expense allowances ceded	4,716	10,530
Benefits ceded	197,467	243,183
Reserve credits ceded	1,057,934	1,042,395
In force amount ceded	53,453,666	60,400,768

9. Leases

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016 and $8,630 from October 1, 2016 through September 30, 2017 with increases of two percent each twelve month period from October 1, 2017 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $93,415 and $67,961 for the years ended December 31, 2016 and 2015, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015 and reduced rent expense by $18,947 for the nine months ended September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. As of December 31, 2016, the Company received $39,509 from the lessor. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $8,627 for the year ended December 31, 2016 and $1,250 for the three months ended December 31, 2015. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $104,090, $106,189, $108,304 and $82,446 for the years 2017 through 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land.

TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments are $8,696 for 2015, 2016, 2017 and 2018.

TLIC renewed a five year lease agreement effective June 1, 2011, for 10,000 square feet in the Topeka, Kansas office building. Beginning June 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for minimum monthly base lease payments of $17,750.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

9. Leases (continued)

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016 quantified as follows: $12,275 for base rent and $4,323 for reimbursement of operating cost. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payment is $18,299 from July 1, 2016 through May 31, 2021 quantified as follows: $12,275 for base rent, $4,323 for reimbursement of operating costs and $1,701 for tenant improvements. If the lease continues after the first five years, the lease agreement calls for monthly payments of $17,850 quantified as follows: $13,527 for base rent and $4,323 for reimbursement of operating costs.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement called for monthly lease payments of $3,100 from January 1, 2015 through August 31, 2015. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016 and $4,249 from September 1, 2016 through August 31, 2017.

The future minimum lease payments to be received under the non-cancellable lease agreement are $357,932, $323,938, $219,592, $219,592 and $91,497 for the years 2017 through 2021, respectively.

10. Shareholders’ Equity and Statutory Accounting Practices

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

The statutory net income for TLIC amounted to $1,927,154 and $2,191,094 for the years ended December 31, 2016 and 2015, respectively. The statutory capital and surplus of TLIC was $11,129,493 and $10,771,192 as of December 31, 2016 and 2015, respectively. The statutory net income for FBLIC amounted to $6,645 and $548,318 for the years ended December 31, 2016 and 2015, respectively. The statutory capital and surplus of FBLIC was $9,141,799 and $10,308,963 as of December 31, 2016 and 2015, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,852,287 in 2017 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $914,179 in 2017 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016 and 2015. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	2016	2015
Revenues:
Life insurance operations	$14,996,543	$11,847,640
Annuity operations	11,135,950	9,647,120
Corporate operations	585,997	405,894
Total	$26,718,490	$21,900,654

Income before income taxes:
Life insurance operations	$866,648	$852,489
Annuity operations	1,271,600	935,945
Corporate operations	281,534	169,116
Total	$2,419,782	$1,957,550

Depreciation and amortization expense:
Life insurance operations	$2,081,066	$1,548,725
Annuity operations	759,091	609,732
Corporate operations	-	82,324
Total	$2,840,157	$2,240,781

	December 31,
	2016	2015
Assets:
Life insurance operations	$50,577,282	$44,151,860
Annuity operations	275,745,766	218,172,909
Corporate operations	6,929,565	6,805,073
Total	$333,252,613	$269,129,842

12. Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $22,117,921 as of December 31, 2016. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts. The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

13. Contingent Liabilities

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), concluded on February 17, 2017. The lawsuit was filed in the District Court of Tulsa County, Oklahoma (Case No. CJ-2013-03385). In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.

The jury concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and awarded it $800,000 of damages against Mr. Pettigrew. In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew.

Mr. Pettigrew has thirty days to appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets.

In addition to the damages awarded by the jury, the Company and Mr. Zahn have initiated steps to aggressively communicate the correction of the untrue statements to outside parties.

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

December 31, 2016 and 2015

13. Contingent Liabilities (continued)

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

As stated above, FBLIC filed a Counterclaim and TLIC filed the Federal Lawsuit against Doyle Nimmo. Doyle Nimmo submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit is pending in the District Court for the Western District of Missouri and asks the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company does not seek a monetary judgment against FBLIC or TLIC. All parties to the lawsuit pending in the Circuit Court of Greene County, Missouri agreed to waive their right to a trial by jury and have all claims submitted to the Judge for decision. The trial in that case is scheduled to begin on November 27, 2017.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

14. Related Party Transactions

In 2015, the Company repurchased 9,425 shares of its common stock at a cost of $38,643 from the former Chairman of the Board of Directors. These items are included as treasury stock transactions in the consolidated statements of financial position and in the consolidated statements of changes in shareholders’ equity.

In April 2015, the Company loaned $400,000 to the former Chairman of the Board of Directors replacing a previous $203,750 loan through a cash disbursement of $186,250 and $10,000 representing interest from the previous $200,000 loan. This loan was renewed in April 2016. The 2016 and 2015 loans both have terms of one year and contractual interest rates of 5.00%. The loans are collateralized by 100,000 shares of the Company’s Class A common stock owned by the former Chairman. This loan is included in other assets in the consolidated statements of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31, 2016 and 2015
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	3,904,143	(53,300)	3,850,843
Less amounts reclassified from accumulated other comprehensive income, net of tax	376,350	-	376,350
Other comprehensive income	3,527,793	(53,300)	3,474,493
Balance as of December 31, 2016	$831,917	$(13,241)	$818,676

Balance as of January 1, 2015	$2,712,694	$(29,151)	$2,683,543
Other comprehensive loss before reclassifications, net of tax	(5,664,636)	69,210	(5,595,426)
Less amounts reclassified from accumulated other comprehensive loss, net of tax	(256,066)	-	(256,066)
Other comprehensive loss	(5,408,570)	69,210	(5,339,360)
Balance as of December 31, 2015	$(2,695,876)	$40,059	$(2,655,817)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31, 2016
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,880,178	$976,035	$3,904,143
Less reclassification adjustment for net gains included in income	470,438	94,088	376,350
Net unrealized gains on investments	4,409,740	881,947	3,527,793
Adjustment to deferred acquisition costs	(66,626)	(13,326)	(53,300)
Total other comprehensive income	$4,343,114	$868,621	$3,474,493

	Year Ended December 31, 2015
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(7,080,796)	$(1,416,160)	$(5,664,636)
Less reclassification adjustment for net losses included in income	(320,084)	(64,018)	(256,066)
Net unrealized losses on investments	(6,760,712)	(1,352,142)	(5,408,570)
Adjustment to deferred acquisition costs	86,513	17,303	69,210
Total other comprehensive loss	$(6,674,199)	$(1,334,839)	$(5,339,360)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the years ended December 31, 2016 and 2015 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$470,438	$(320,084)
Income tax expense (benefit) (b)	94,088	(64,018)
Total reclassification adjustments	$376,350	$(256,066)

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2016.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2017 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 9, 2017	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 9, 2017	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 9, 2017
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 9, 2017
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 9, 2017
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 9, 2017
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 9, 2017
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 9, 2017
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 9, 2017
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 9, 2017
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