Form 10-Q
period 2017-03-31
First Trinity Financial CORP
filed 2017-05-11
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 8, 2017: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $149,863,882 and $128,310,265 as of March 31, 2017 and December 31, 2016, respectively)	$151,925,813	$129,311,155
Available-for-sale equity securities at fair value (cost: $600,529 and $599,400 as of March 31, 2017 and December 31, 2016, respectively)	657,560	638,407
Mortgage loans on real estate	86,878,848	74,371,286
Investment real estate	2,365,621	2,506,673
Policy loans	1,576,307	1,598,116
Other long-term investments	49,515,018	46,788,873
Total investments	292,919,167	255,214,510
Cash and cash equivalents	25,962,536	34,223,945
Accrued investment income	2,542,754	2,176,770
Recoverable from reinsurers	1,211,881	1,258,938
Agents' balances and due premiums	1,505,643	1,419,250
Deferred policy acquisition costs	19,906,373	18,191,990
Value of insurance business acquired	5,806,667	5,908,835
Other assets	7,977,339	14,858,375
Total assets	$357,832,360	$333,252,613
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$267,911,869	$245,346,489
Future policy benefits	45,222,673	44,266,227
Policy claims	938,779	997,814
Other policy liabilities	80,238	69,854
Total policy liabilities	314,153,559	290,680,384
Deferred federal income taxes	993,422	693,470
Other liabilities	5,295,974	5,598,484
Total liabilities	320,442,955	296,972,338
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2017 and December 31, 2016 and 7,802,593 outstanding as of March 31, 2017 and December 31, 2016)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of March 31, 2017 and December 31, 2016)	(893,947)	(893,947)
Accumulated other comprehensive income	1,666,328	818,676
Accumulated earnings	7,851,924	7,590,446
Total shareholders' equity	37,389,405	36,280,275
Total liabilities and shareholders' equity	$357,832,360	$333,252,613

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Premiums	$3,621,690	$3,192,542
Net investment income	3,669,871	3,360,203
Net realized investment gains (losses)	166,506	(19,151)
Other income	49,892	7,313
Total revenues	7,507,959	6,540,907
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	959,805	1,358,144
Death benefits	1,545,836	952,058
Surrenders	283,376	137,726
Interest credited to policyholders	2,035,054	1,653,720
Dividend, endowment and supplementary life contract benefits	66,973	66,058
Total benefits and claims	4,891,044	4,167,706
Policy acquisition costs deferred	(2,414,719)	(1,576,209)
Amortization of deferred policy acquisition costs	680,836	696,546
Amortization of value of insurance business acquired	102,168	90,132
Commissions	2,244,910	1,280,086
Other underwriting, insurance and acquisition expenses	1,654,203	1,534,440
Total expenses	2,267,398	2,024,995
Total benefits, claims and expenses	7,158,442	6,192,701
Income before total federal income tax expense	349,517	348,206
Current federal income tax expense	-	3,298
Deferred federal income tax expense	88,039	49,595
Total federal income tax expense	88,039	52,893
Net income	$261,478	$295,313
Net income per common share basic and diluted	$0.03	$0.04

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$261,478	$295,313
Other comprehensive income
Total net unrealized gains arising during the period	1,243,084	3,779,522
Less net realized investment gains (losses)	164,019	(22,726)
Net unrealized gains	1,079,065	3,802,248
Less adjustment to deferred acquisition costs	19,500	60,130
Other comprehensive income before income tax expense	1,059,565	3,742,118
Income tax expense	211,913	748,423
Total other comprehensive income	847,652	2,993,695
Total comprehensive income	$1,109,130	$3,289,008

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (loss)	Earnings	Equity
Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	295,313	295,313
Other comprehensive income	-	-	-	2,993,695	-	2,993,695
Balance as of March 31, 2016	$80,502	$28,684,598	$(893,947)	$337,878	$5,295,020	$33,504,051

Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	261,478	261,478
Other comprehensive income	-	-	-	847,652	-	847,652
Balance as of March 31, 2017	$80,502	$28,684,598	$(893,947)	$1,666,328	$7,851,924	$37,389,405

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$261,478	$295,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	36,531	36,530
Accretion of discount on investments	(685,817)	(375,081)
Net realized investment losses (gains)	(166,506)	19,151
Amortization of policy acquisition cost	680,836	696,546
Policy acquisition cost deferred	(2,414,719)	(1,576,209)
Amortization of loan origination fees	14,797	7,251
Amortization of value of insurance business acquired	102,168	90,132
Allowance for mortgage loan losses	42,054	6,369
Provision for deferred federal income tax expense	88,039	49,595
Interest credited to policyholders	2,035,054	1,653,720
Change in assets and liabilities:
Accrued investment income	(365,984)	(68,967)
Policy loans	21,809	(8,261)
Short-term investments	-	549,795
Recoverable from reinsurers	47,057	(8,587)
Agents' balances and due premiums	(86,393)	(66,883)
Other assets (excludes depreciation of $159 in 2017 and change in receivable for securities sold of $6,288,274 and ($1,904) in 2017 and 2016, respectively.	592,603	(1,441,577)
Future policy benefits	956,446	1,362,476
Policy claims	(59,035)	90,501
Other policy liabilities	10,384	(2,972)
Other liabilities (exclude change in payable for securities purchased of ($17,569) and $40,907 in 2017 and 2016, respectively.	(284,941)	757,093
Net cash provided by operating activities	825,861	2,065,935

Investing activities
Purchases of fixed maturity securities available-for-sale	(26,056,647)	(2,222,996)
Maturities of fixed maturity securities available-for-sale	2,770,000	1,138,000
Sales of fixed maturity securities available-for-sale	1,679,231	1,136,413
Purchases of equity securities available-for-sale	(1,129)	(4,552)
Sales of equity securities available-for-sale	-	108,800
Purchases of mortgage loans	(17,643,638)	(3,710,052)
Payments on mortgage loans	5,125,389	1,572,244
Purchases of other long-term investments	(3,648,817)	(2,024,317)
Payments on other long-term investments	1,780,143	1,141,454
Sale of real estate	107,167	-
Net change in receivable and payable for securities sold and purchased	6,270,705	39,003
Net cash used in investing activities	(29,617,596)	(2,826,003)

Financing activities
Policyholders' account deposits	25,052,131	5,326,249
Policyholders' account withdrawals	(4,521,805)	(3,912,525)
Net cash provided by financing activities	20,530,326	1,413,724

Increase (decrease) in cash	(8,261,409)	653,656
Cash and cash equivalents, beginning of period	34,223,945	9,047,586
Cash and cash equivalents, end of period	$25,962,536	$9,701,242

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

March 31, 2017

(Unaudited)

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2016.

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

March 31, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2017 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss). The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods, the existence of a deferred tax asset related to available-for-sale securities in future periods and the economic conditions at the time of that future adoption.

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

March 31, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance amounts recoverable) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

March 31, 2017

(Unaudited)

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

Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic post retirement cost (net benefit costs). Net benefit costs comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees.  The update requires that the employer service cost component be reported in the same lines as other employee compensation cost and that the other components (non-service costs) be presented separately from the service cost and outside of a subtotal of income from operations if one is presented.  The update also allows only the service cost component to be eligible for capitalization in assets when applicable.

The updated guidance is effective for reporting periods beginning after December 15, 2017. The update is to be applied retrospectively with respect to the presentation of service cost and non-service cost and prospectively with respect to applying the service cost only eligible for capitalization in assets guidance. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements. This pronouncement will not impact the Company since it does not have any pension or postretirement benefit plans and has no intention to adopt such plans.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of March 31, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2017 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,375,460	$88,510	$68,402	$3,395,568
States and political subdivisions	9,602,066	167,836	50,211	9,719,691
Residential mortgage-backed securities	33,938	36,689	-	70,627
Corporate bonds	116,778,608	2,713,348	1,202,824	118,289,132
Foreign bonds	20,073,810	544,739	167,754	20,450,795
Total fixed maturity securities	149,863,882	3,551,122	1,489,191	151,925,813

Equity securities
Mutual funds	345,607	805	-	346,412
Corporate preferred stock	99,945	2,015	-	101,960
Corporate common stock	154,977	54,211	-	209,188
Total equity securities	600,529	57,031	-	657,560
Total fixed maturity and equity securities	$150,464,411	$3,608,153	$1,489,191	$152,583,373

	December 31, 2016
Fixed maturity securities
U.S. government and U.S. government agencies	$3,157,889	$99,086	$71,592	$3,185,383
States and political subdivisions	9,172,533	144,947	66,584	9,250,896
Residential mortgage-backed securities	33,970	36,757	-	70,727
Corporate bonds	100,268,424	2,324,712	1,613,095	100,980,041
Foreign bonds	15,677,449	394,742	248,083	15,824,108
Total fixed maturity securities	128,310,265	3,000,244	1,999,354	129,311,155

Equity securities
Mutual funds	344,783	-	2,869	341,914
Corporate preferred stock	99,945	-	3,585	96,360
Corporate common stock	154,672	45,461	-	200,133
Total equity securities	599,400	45,461	6,454	638,407
Total fixed maturity and equity securities	$128,909,665	$3,045,705	$2,005,808	$129,949,562

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2017 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$2,086,562	$68,402	7
States and political subdivisions	2,518,618	50,211	13
Corporate bonds	26,306,196	480,601	85
Foreign bonds	3,271,284	105,406	12
Total less than 12 months	34,182,660	704,620	117
More than 12 months
Corporate bonds	7,317,575	722,223	36
Foreign bonds	1,021,479	62,348	6
Total more than 12 months	8,339,054	784,571	42
Total fixed maturity securities	$42,521,714	$1,489,191	159

	December 31, 2016
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,878,308	$71,592	6
States and political subdivisions	2,532,653	66,584	14
Corporate bonds	23,721,217	696,066	92
Foreign bonds	5,087,133	155,833	16
Total less than 12 months	33,219,311	990,075	128
More than 12 months
Corporate bonds	8,004,923	917,029	36
Foreign bonds	1,024,548	92,250	6
Total more than 12 months	9,029,471	1,009,279	42
Total fixed maturity securities	42,248,782	1,999,354	170
Equity securities
Less than 12 months
Corporate preferred stock	96,360	3,585	2
Total less than 12 months	96,360	3,585	2
More than 12 months
Mutual funds	89,113	2,869	1
Total more than 12 months	89,113	2,869	1
Total equity securities	185,473	6,454	3
Total fixed maturity and equity securities	$42,434,255	$2,005,808	173

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

As of March 31, 2017, the Company held 159 available-for-sale fixed maturity securities with an unrealized loss of $1,489,191, fair value of $42,521,714 and amortized cost of $44,010,905. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2017. The ratio of the fair value to the amortized cost of these 159 securities is 97%.

As of December 31, 2016, the Company held 170 available-for-sale fixed maturity securities with an unrealized loss of $1,999,354, fair value of $42,248,782 and amortized cost of $44,248,136. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2016. The ratio of the fair value to the amortized cost of these 170 securities is 95%.

As of March 31, 2017, the Company had no available-for-sale equity securities with unrealized losses.

As of December 31, 2016, the Company had three available-for-sale equity securities with an unrealized loss of $6,454, fair value of $185,473 and cost of $191,927. The ratio of fair value to cost of these securities is 97%.

Fixed maturity securities were 93% and 92% investment grade as rated by Standard & Poor’s as of March 31, 2017 and December 31, 2016, respectively.

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

There were no impairments during the three months ended March 31, 2017 and 2016.

The Company recorded one other-than-temporary impairment during fourth quarter 2016.  During fourth quarter 2016, the Company impaired its bonds in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $207,450 for the year ended December 31, 2016. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2017 and December 31, 2016, are summarized as follows:

	(Unaudited)
	March 31, 2017	December 31, 2016
Unrealized appreciation on available-for-sale securities	$2,118,962	$1,039,897
Adjustment to deferred acquisition costs	(36,053)	(16,553)
Deferred income taxes	(416,581)	(204,668)
Net unrealized appreciation on available-for-sale securities	$1,666,328	$818,676

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $49,515,018 and $46,788,873 as of March 31, 2017 and December 31, 2016, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2017, by contractual maturity, are summarized as follows:

	March 31, 2017 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,564,969	$8,646,613	$6,978,927	$7,081,822
Due after one year through five years	31,765,292	32,499,328	19,501,912	21,055,897
Due after five years through ten years	42,243,357	43,132,728	13,854,164	16,558,746
Due after ten years	67,256,326	67,576,517	9,180,015	14,151,045
Due at multiple maturity dates	33,938	70,627	-	-

	$149,863,882	$151,925,813	$49,515,018	$58,847,510

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$4,449,231	$2,274,413	$-	$108,800	$5,125,389	$1,572,244	$107,167	$-
Gross realized gains	171,105	7,094	-	-	-	3,575	2,487	-
Gross realized losses	(7,086)	(28,352)	-	(1,468)	-	-	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three months ended March 31, 2017 and 2016 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate and investment real estate for the three months ended March 31, 2017 and 2016 are summarized as follows:

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2017	2016
Fixed maturity securities	$1,490,370	$1,567,218
Equity securities	5,072	7,182
Other long-term investments	857,470	547,822
Mortgage loans	1,667,394	1,353,071
Policy loans	27,564	26,098
Real estate	93,711	91,968
Short-term and other investments	110,286	72,270
Gross investment income	4,251,867	3,665,629
Investment expenses	(581,996)	(305,426)
Net investment income	$3,669,871	$3,360,203

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2017 and December 31, 2016, these required deposits, included in investment assets, had amortized costs that totaled $4,107,553 and $4,099,405, respectively. As of March 31, 2017 and December 31, 2016, these required deposits had fair values that totaled $4,132,879 and $4,125,116, respectively.

The Company’s mortgage loans by property type as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)
	March 31, 2017	December 31, 2016
Commercial mortgage loans
Retail stores	$1,055,651	$1,075,324
Office buildings	177,494	179,484
Total commercial mortgage loans	1,233,145	1,254,808
Residential mortgage loans	85,645,703	73,116,478
Total mortgage loans	$86,878,848	$74,371,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	March 31, 2017	December 31, 2016
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,086,067)	(1,049,695)
Buildings net of accumulated depreciation	1,181,490	1,217,862
Residential real estate - held for sale	225,816	330,496
Total residential real estate	225,816	330,496
Investment real estate, net of accumulated depreciation	$2,365,621	$2,506,673

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas that includes a 20,000 square foot office building on approximately one-fourth of this land. This building and land on one of the four lots is held for the production of income. The other three lots of land owned in Topeka, Kansas are held for investment. In addition, FBLIC owns one-half acre of undeveloped land located in Jefferson City, Missouri. During fourth quarter 2016 management impaired the undeveloped land by $4,892 from its carrying value to its net realizable value expected at the time of ultimate resale.

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

During 2017, the Company sold investment real estate property with an aggregate carrying value of $104,680. The Company recorded a gross realized investment gain on sale of $2,487 based on an aggregate sales price of $107,167.

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

March 31, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2017 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,395,568	$-	$3,395,568
States and political subdivisions	-	9,719,691	-	9,719,691
Residential mortgage-backed securities	-	70,627	-	70,627
Corporate bonds	-	118,289,132	-	118,289,132
Foreign bonds	-	20,450,795	-	20,450,795
Total fixed maturity securities	$-	$151,925,813	$-	$151,925,813

Equity securities, available-for-sale
Mutual funds	$-	$346,412	$-	$346,412
Corporate preferred stock	101,960	-	-	101,960
Corporate common stock	147,688	-	61,500	209,188
Total equity securities	$249,648	$346,412	$61,500	$657,560

	December 31, 2016
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,185,383	$-	$3,185,383
States and political subdivisions	-	9,250,896	-	9,250,896
Residential mortgage-backed securities	-	70,727	-	70,727
Corporate bonds	-	100,980,041	-	100,980,041
Foreign bonds	-	15,824,108	-	15,824,108
Total fixed maturity securities	$-	$129,311,155	$-	$129,311,155

Equity securities, available-for-sale
Mutual funds	$-	$341,914	$-	$341,914
Corporate preferred stock	96,360	-	-	96,360
Corporate common stock	138,633	-	61,500	200,133
Total equity securities	$234,993	$341,914	$61,500	$638,407

As of March 31, 2017 and December 31, 2016, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

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

March 31, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2017 and December 31, 2016, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2017 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$1,233,145	$1,245,615	$-	$-	$1,245,615
Residential	85,645,703	86,519,153	-	-	86,519,153
Policy loans	1,576,307	1,576,307	-	-	1,576,307
Other long-term investments	49,515,018	58,847,510	-	-	58,847,510
Cash and cash equivalents	25,962,536	25,962,536	25,962,536	-	-
Accrued investment income	2,542,754	2,542,754	-	-	2,542,754
Total financial assets	$166,475,463	$150,458,439	$25,962,536	$-	$124,495,903
Financial liabilities
Policyholders' account balances	$267,911,869	$226,181,661	$-	$-	$226,181,661
Policy claims	938,779	938,779	-	-	938,779
Total financial liabilities	$268,850,648	$185,368,033	$-	$-	$185,368,033

	December 31, 2016
Financial assets
Mortgage loans on real estate
Commercial	$1,254,808	$1,268,140	$-	$-	$1,268,140
Residential	73,116,478	70,383,661	-	-	70,383,661
Policy loans	1,598,116	1,598,116	-	-	1,598,116
Other long-term investments	46,788,873	55,890,429	-	-	55,890,429
Cash and cash equivalents	34,223,945	34,223,945	34,223,945	-	-
Accrued investment income	2,176,770	2,176,770	-	-	2,176,770
Total financial assets	$159,158,990	$165,541,061	$34,223,945	$-	$131,317,116
Financial liabilities
Policyholders' account balances	$245,346,489	$206,541,702	$-	$-	$206,541,702
Policy claims	997,814	997,814	-	-	997,814
Total financial liabilities	$246,344,303	$207,539,516	$-	$-	$207,539,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2017	2016
Revenues:
Life insurance operations	$4,184,653	$3,745,244
Annuity operations	3,188,969	2,637,424
Corporate operations	134,337	158,239
Total	$7,507,959	$6,540,907

Income before income taxes:
Life insurance operations	$117,848	$29,953
Annuity operations	160,414	228,256
Corporate operations	71,255	89,997
Total	$349,517	$348,206

Depreciation and amortization expense:
Life insurance operations	$414,284	$674,547
Annuity operations	420,048	155,912
Corporate operations	-	-
Total	$834,332	$830,459

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets:
Life insurance operations	$51,429,483	$50,577,282
Annuity operations	299,630,314	275,745,766
Corporate operations	6,772,563	6,929,565
Total	$357,832,360	$333,252,613

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

March 31, 2017

(Unaudited)

6. Legal Matters and Contingent Liabilities

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

Mr. Pettigrew can appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets.

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

March 31, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31, 2017 and 2016 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	994,467	(15,600)	978,867
Less amounts reclassified from accumulated other comprehensive income, net of tax	131,215	-	131,215
Other comprehensive income	863,252	(15,600)	847,652
Balance as of March 31, 2017	$1,695,169	$(28,841)	$1,666,328

Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	3,023,618	(48,104)	2,975,514
Less amounts reclassified from accumulated other comprehensive income, net of tax	(18,181)	-	(18,181)
Other comprehensive income	3,041,799	(48,104)	2,993,695
Balance as of March 31, 2016	$345,923	$(8,045)	$337,878

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three months ended March 31, 2017 and 2016 are summarized as follows:

		Income Tax
	Pretax	Expense	Net of Tax
	Three Months Ended March 31, 2017 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,243,084	$248,617	$994,467
Reclassification adjustment for net gains included in operations	164,019	32,804	131,215
Net unrealized gains on investments	1,079,065	215,813	863,252
Adjustment to deferred acquisition costs	(19,500)	(3,900)	(15,600)
Total other comprehensive income	$1,059,565	$211,913	$847,652

	Three Months Ended March 31, 2016 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,779,522	$755,904	$3,023,618
Reclassification adjustment for net losses included in operations	(22,726)	(4,545)	(18,181)
Net unrealized gains on investments	3,802,248	760,449	3,041,799
Adjustment to deferred acquisition costs	(60,130)	(12,026)	(48,104)
Total other comprehensive income	$3,742,118	$748,423	$2,993,695

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$164,019	$(22,726)
Income tax expense (benefit) (b)	32,804	(4,545)
Total reclassification adjustments	$131,215	$(18,181)

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

As of March 31, 2017, $544,016 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2017, $148,387 of that escrow amount is available to the Company for possible losses on its investment of $29,677,438 in residential mortgage loans on real estate with one loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

In addition, the Company has an additional $286,481 allowance for possible loan losses in the remaining $57,201,410 of investments in mortgage loans on real estate as of March 31, 2017.

As of December 31, 2016, $525,063 of independent mortgage loan balances were held in escrow by a third party for the benefit of the Company related to its investment in $25,523,757 of mortgage loans on real estate with one loan originator. In addition, the Company had an additional $244,427 allowance for possible loan losses in the remaining $48,847,529 of investments in mortgage loans on real estate as of December 31, 2016.

Through June 30, 2012, FTCC financed amounts up to 80% of the premium on property and casualty insurance policies after a 20% or greater down payment was made by the policy owner. The premiums financed were collateralized by the amount of the unearned premium of the insurance policy. Policies that became delinquent were submitted for cancellation and recovery of the unearned premium, up to the amount of the loan balance, 25 days after a payment became delinquent. As of December 31, 2016 the Company established a full allowance for uncollectible receivables against the premium financing asset. In late December of 2016, the Company wrote off the asset by netting the allowance for uncollectible receivables against the premium financing asset. The Company has made no premium financing loans since June 30, 2012.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three months ended March 31, 2017 and 2016 are summarized as follows (excluding $29,677,438 and $22,649,615 of mortgage loans on real estate as of March 31, 2017 and 2016, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning	$238,121	$175,988	$6,306	$7,360	$-	$197,172	$244,427	$380,520
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	42,163	6,484	(109)	(115)	-	(4,482)	42,054	1,887
Allowance, ending	$280,284	$182,472	$6,197	$7,245	$-	$192,690	$286,481	$382,407
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$192,690	$-	$192,690
Collectively evaluated for impairment	$280,284	$182,472	$6,197	$7,245	$-	$-	$286,481	$189,717
Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$347,885	$-	$347,885
Collectively evaluated for impairment	$55,968,265	$36,840,353	$1,233,145	$1,441,814	$-	$-	$57,201,410	$38,282,167

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Over 70% to 80%	$15,380,587	$14,559,541	$-	$-	$15,380,587	$14,559,541
Over 60% to 70%	32,049,451	29,738,887	-	-	32,049,451	29,738,887
Over 50% to 60%	21,712,187	15,440,364	1,040,222	1,051,155	22,752,409	16,491,519
Over 40% to 50%	12,345,596	10,399,031	-	-	12,345,596	10,399,031
Over 30% to 40%	2,276,132	2,184,351	192,923	203,653	2,469,055	2,388,004
Over 20% to 30%	1,544,076	467,410	-	-	1,544,076	467,410
Over 10% to 20%	333,013	317,936	-	-	333,013	317,936
10% or less	4,661	8,958	-	-	4,661	8,958
Total	$85,645,703	$73,116,478	$1,233,145	$1,254,808	$86,878,848	$74,371,286

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

Acquisitions

The Company expects to facilitate growth through acquisitions of other life insurance companies and/or blocks of life insurance and annuity business. In late December 2008, the Company completed its acquisition of 100% of the outstanding stock of FLAC for $2,500,000 and had additional acquisition related expenses of $195,234.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition, results of operations and liquidity and capital resources is based on our consolidated financial statements that have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions continually, including those related to investments, deferred acquisition costs, allowance for loan losses from mortgages, value of insurance business acquired, policy liabilities, regulatory requirements, contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity and equity securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2016.

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

This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance will be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The Company is evaluating this guidance but expects the primary impact will be the recognition of unrealized gains and losses on available-for-sale equity securities in net income. Currently, all unrealized gains and losses on available-for-sale equity securities are recognized in other comprehensive income (loss). The effect of the adoption of this guidance on the Company’s results of operations, financial position and liquidity is primarily dependent on the fair value of the available-for-sale equity securities in future periods, the existence of a deferred tax asset related to available-for-sale securities in future periods and the economic conditions at the time of that future adoption.

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

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance amounts recoverable) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

Compensation — Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic post retirement cost (net benefit costs). Net benefit costs comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees.

The update requires that the employer service cost component be reported in the same lines as other employee compensation cost and that the other components (non-service costs) be presented separately from the service cost and outside of a subtotal of income from operations if one is presented.  The update also allows only the service cost component to be eligible for capitalization in assets when applicable.

The updated guidance is effective for reporting periods beginning after December 15, 2017. The update is to be applied retrospectively with respect to the presentation of service cost and non-service cost and prospectively with respect to applying the service cost only eligible for capitalization in assets guidance. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements. This pronouncement will not impact the Company since it does not have any pension or postretirement benefit plans and has no intention to adopt such plans.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2017 and 2016

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Premiums	$3,621,690	$3,192,542	$429,148
Net investment income	3,669,871	3,360,203	309,668
Net realized investment gains (losses)	166,506	(19,151)	185,657
Other income	49,892	7,313	42,579
Total revenues	7,507,959	6,540,907	967,052
Benefits and claims	4,891,044	4,167,706	723,338
Expenses	2,267,398	2,024,995	242,403
Total benefits, claims and expenses	7,158,442	6,192,701	965,741
Income before federal income tax expense	349,517	348,206	1,311
Federal income tax expense	88,039	52,893	35,146
Net income	$261,478	$295,313	$(33,835)

Net income per common share basic and diluted	$0.03	$0.04	$(0.01)

Consolidated Condensed Financial Position as of March 31, 2017 and December 31, 2016

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 to 2016

Investment assets	$292,919,167	$255,214,510	$37,704,657
Other assets	64,913,193	78,038,103	(13,124,910)
Total assets	$357,832,360	$333,252,613	$24,579,747

Policy liabilities	$314,153,559	$290,680,384	$23,473,175
Deferred federal income taxes	993,422	693,470	299,952
Other liabilities	5,295,974	5,598,484	(302,510)
Total liabilities	320,442,955	296,972,338	23,470,617
Shareholders' equity	37,389,405	36,280,275	1,109,130
Total liabilities and shareholders' equity	$357,832,360	$333,252,613	$24,579,747

Shareholders' equity per common share	$4.79	$4.65	$0.14

Results of Operations – Three Months Ended March 31, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Premiums	$3,621,690	$3,192,542	$429,148
Net investment income	3,669,871	3,360,203	309,668
Net realized investment gains (losses)	166,506	(19,151)	185,657
Other income	49,892	7,313	42,579

Total revenues	$7,507,959	$6,540,907	$967,052

The $967,052 increase in total revenues for the three months ended March 31, 2017 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$39,624	$28,133	$11,491
Whole life and term renewal	596,440	671,342	(74,902)
Final expense first year	1,075,980	756,204	319,776
Final expense renewal	1,903,076	1,358,289	544,787
Supplementary contracts with life contingencies	6,570	378,574	(372,004)

Total premiums	$3,621,690	$3,192,542	$429,148

The $429,148 increase in premiums for the three months ended March 31, 2017 is primarily due to a $544,787 increase in final expense renewal premiums, $319,776 increase in final expense first year premiums and a $372,004 decrease in supplementary contracts with life contingencies.

The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production.

The decrease in supplementary contracts with life contingencies reflects a decrease in policyholder decisions to receive future payment streams during their remaining lifetime instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$1,490,370	$1,567,218	$(76,848)
Equity securities	5,072	7,182	(2,110)
Other long-term investments	857,470	547,822	309,648
Mortgage loans	1,667,394	1,353,071	314,323
Policy loans	27,564	26,098	1,466
Real Estate	93,711	91,968	1,743
Short-term and other investments	110,286	72,270	38,016
Gross investment income	4,251,867	3,665,629	586,238
Investment expenses	(581,996)	(305,426)	276,570
Net investment income	$3,669,871	$3,360,203	$309,668

The $586,238 increase in gross investment income for the three months ended March 31, 2017 is primarily due to the 2016 increase in investments in mortgage loans and other long-term investments. In the twelve months since March 31, 2016, we had increased investment in mortgage loans of $25.9 million and other long term investments of $16.5 million. The decrease in gross investment income from fixed maturity securities is primarily due to securities that have been called or matured and replaced with securities with lower yields.

The $276,570 increase in investment expenses for the three months ended March 31, 2017 is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity and equity securities available-for-sale, the sale of investment real estate and the early payoff of mortgage loans on real estate that the Company had acquired at a discount.

Our net realized investment gains (losses) for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$4,449,231	$2,274,413	$2,174,818
Amortized cost at sale date	4,285,212	2,295,671	1,989,541
Net realized gains (losses)	$164,019	$(21,258)	$185,277

Equity securities available-for-sale:
Sale proceeds	$-	$108,800	$(108,800)
Cost at sale date	-	110,268	(110,268)
Net realized losses	$-	$(1,468)	$1,468

Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$5,125,389	$1,572,244	$3,553,145
Principal collections	5,125,389	1,568,669	3,556,720
Net realized gains	$-	$3,575	$(3,575)

Investment real estate:
Sale proceeds	$107,167	$-	$107,167
Carrying value at sale date	104,680	-	104,680
Net realized gains	$2,487	$-	$2,487
Net realized investment gains (losses)	$166,506	$(19,151)	$185,657

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$959,805	$1,358,144	$(398,339)
Death benefits	1,545,836	952,058	593,778
Surrenders	283,376	137,726	145,650
Interest credited to policyholders	2,035,054	1,653,720	381,334
Dividend, endowment and supplementary life contract benefits	66,973	66,058	915

Total benefits and claims	4,891,044	4,167,706	723,338

Expenses
Policy acquisition costs deferred	(2,414,719)	(1,576,209)	(838,510)
Amortization of deferred policy acquisition costs	680,836	696,546	(15,710)
Amortization of value of insurance business acquired	102,168	90,132	12,036
Commissions	2,244,910	1,280,086	964,824
Other underwriting, insurance and acquisition expenses	1,654,203	1,534,440	119,763

Total expenses	2,267,398	2,024,995	242,403

Total benefits, claims and expenses	$7,158,442	$6,192,701	$965,741

The $965,741 increase in total benefits, claims and expenses for the three months ended March 31, 2017 is discussed below.

Benefits and Claims

The $723,338 increase in benefits and claims for the three months ended March 31, 2017 is primarily due to the following:

●

$593,778 increase in death benefits primarily related to the settlement of seven additional whole life and term policy claims averaging $45,000, 32 additional final expense claims averaging $6,000 with the remaining increase attributed to an actuarial estimate of incurred but not reported claims.

●

$381,334 increase in interest credited to policyholders is primarily due to an increase of approximately $67.2 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2016.

●	$145,650 increase in surrenders primarily corresponding to lapsation decisions of whole life and term policyholders.

●

$398,339 decrease in future policy benefits primarily related to decreases in the number and amount of in force insurance related to the following products: modified premium whole life, traditional whole life and renewable and convertible term with either fully guaranteed or limited guaranteed premiums.

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

For the three months ended March 31, 2017 and 2016, capitalized costs were $2,414,719 and $1,576,209, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2017 and 2016 were $680,836 and $696,546, respectively.

The $838,510 increase in the 2017 acquisition costs deferred primarily relates to increased final expense and annuity production by appointed agents based upon expansion into additional states and recruiting of additional agents. There was a $15,710 decrease in the 2017 amortization of deferred acquisition costs.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $102,168 and $90,132 for the three months ended March 31, 2017 and 2016, respectively, resulting in a minimal increase of $12,036.

Commissions

Our commissions for the three months ended March, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Annuity	$718,911	$211,649	$507,262
Whole life and term first year	35,826	24,453	11,373
Whole life and term renewal	23,984	28,319	(4,335)
Final expense first year	1,287,695	898,008	389,687
Final expense renewal	178,494	117,657	60,837

Total commissions	$2,244,910	$1,280,086	$964,824

The $964,824 increase in commissions for the three months ended March 31, 2017 is primarily due to a $507,262 increase in annuity commissions that corresponds to a $19,725,882 increase in policyholders’ account deposits and a $389,687 increase in final expense first year commissions that correspond to the $319,776 increase in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $119,763 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2017 was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased staffing levels and increased salary and bonus levels that exceeded the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. We continue to file consolidated life insurance company federal tax returns for TLIC and FBLIC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2016, current income tax expense was $3,298. Deferred federal income tax expense was $88,039 and $49,595 for the three months ended March 31, 2017 and 2016, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $261,478 ($0.03 per common share basic and diluted) and $295,313 ($0.04 per common share basic and diluted) for the three months ended March 31, 2017 and 2016, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2017 and 2016 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$4,184,653	$3,745,244	$439,409
Annuity operations	3,188,969	2,637,424	551,545
Corporate operations	134,337	158,239	(23,902)
Total	$7,507,959	$6,540,907	$967,052

Income before federal income taxes:
Life insurance operations	$117,848	$29,953	$87,895
Annuity operations	160,414	228,256	(67,842)
Corporate operations	71,255	89,997	(18,742)
Total	$349,517	$348,206	$1,311

Life Insurance Operations

The $439,409 increase in revenues from Life Insurance Operations for the three months ended March 31, 2017 is primarily due to the following:

●	$429,148 increase in premiums

●	$29,314 increase in net realized investment gains

●	$6,918 increase in other income

●	$25,971 decrease in net investment income

The $87,895 increased profitability from Life Insurance Operations for the three months ended March 31, 2017 is primarily due to the following:

●	$429,148 increase in premiums

●	$411,224 increase in policy acquisition costs deferred net of amortization

●	$398,339 decrease in future policy benefits

●	$42,846 decrease in other underwriting, insurance and acquisition expenses

●	$29,314 increase in net realized investment gains

●	$6,918 increase in other income

●	$915 increase in dividend, endowment and supplementary life contract benefits

●	$6,018 increase in amortization of value of insurance business acquired

●	$25,971 decrease in net investment income

●	$145,650 increase in surrenders

●	$457,562 increase in commissions

●	$593,778 increase in death benefits

Annuity Operations

The $551,545 increase in revenues from Annuity Operations for the three months ended March 31, 2017 is due to the following:

●	$395,202 increase in net investment income

●	$156,343 increase in net realized investment gains

The $67,842 decreased profitability from Annuity Operations for the three months ended March 31, 2017 is due to the following:

●	$507,262 increase in commissions

●	$381,334 increase in interest credited to policyholders

●	$167,769 increase in other underwriting, insurance and acquisition expenses

●	$6,018 increase in amortization of value of insurance business acquired

●	$156,343 increase in net realized investment gains

●	$395,202 increase in net investment income

●	$442,996 increase in policy acquisition costs deferred net of amortization

Corporate Operations

The $23,902 decrease in revenues from Corporate Operations for the three months ended March 31, 2017 is due to $59,563 of decreased net investment income that exceeded $35,661 of increased other income from service fees.

The $18,742 decrease in Corporate Operations profitability for the three months ended March 31, 2017 is primarily due to $59,563 of decreased net investment income that exceeded $35,661 of increased other income and $5,160 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $149,863,882 and $128,310,625 as of March 31, 2017 and December 31, 2016, respectively)	$151,925,813	$129,311,155	$22,614,658
Available-for-sale equity securities at fair value (cost: $600,529 and $599,400 as of March 31, 2017 and December 31, 2016, respectively)	657,560	638,407	19,153
Mortgage loans on real estate	86,878,848	74,371,286	12,507,562
Investment real estate	2,365,621	2,506,673	(141,052)
Policy loans	1,576,307	1,598,116	(21,809)
Other long-term investments	49,515,018	46,788,873	2,726,145
Total investments	$292,919,167	$255,214,510	$37,704,657

The $22,614,658 and $3,529,825 increases in fixed maturity available-for-sale securities for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$129,311,155	$134,556,027
Purchases	26,056,647	2,222,996
Unrealized appreciation	1,061,041	3,807,398
Net realized investment gains (losses)	164,019	(21,258)
Sales proceeds	(1,679,231)	(1,136,413)
Maturities	(2,770,000)	(1,138,000)
Premium amortization	(217,818)	(204,898)
Increase	22,614,658	3,529,825
Fixed maturity securities, available-for-sale, ending	$151,925,813	$138,085,852

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

The $19,153 increase and $110,866 decrease in equity securities available-for-sale for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Equity securities, available-for-sale, beginning	$638,407	$892,800
Purchases	1,129	4,552
Sales proceeds	-	(108,800)
Unrealized appreciation (depreciation)	18,024	(5,150)
Net realized investment losses	-	(1,468)
Increase (decrease)	19,153	(110,866)
Equity securities, available-for-sale, ending	$657,560	$781,934

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

The $12,507,562 and $2,156,864 increases in mortgage loans on real estate for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Mortgage loans on real estate, beginning	$74,371,286	$58,774,918
Purchases	17,643,638	3,710,052
Discount accretion	46,164	29,101
Net realized investment gains	-	3,575
Payments	(5,125,389)	(1,572,244)
Increase in allowance for bad debts	(42,054)	(6,369)
Amortization of loan origination fees	(14,797)	(7,251)
Increase	12,507,562	2,156,864
Mortgage loans on real estate, ending	$86,878,848	$60,931,782

The $141,052 and $36,372 decreases in investment real estate for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Investment real estate, beginning	$2,506,673	$2,326,558
Sales proceeds	(107,167)	-
Depreciation of building	(36,372)	(36,372)
Net realized investment gains	2,487	-
Decrease	(141,052)	(36,372)
Investment real estate, ending	$2,365,621	$2,290,186

The $2,726,145 and $1,433,741 increases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Other long-term investments, beginning	$46,788,873	$31,566,927
Purchases	3,648,817	2,024,317
Accretion of discount	857,471	550,878
Payments	(1,780,143)	(1,141,454)
Increase	2,726,145	1,433,741
Other long-term investments, ending	$49,515,018	$33,000,668

Our assets other than invested assets as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016

Cash and cash equivalents	$25,962,536	$34,223,945	$(8,261,409)
Accrued investment income	2,542,754	2,176,770	365,984
Recoverable from reinsurers	1,211,881	1,258,938	(47,057)
Agents' balances and due premiums	1,505,643	1,419,250	86,393
Deferred policy acquisition costs	19,906,373	18,191,990	1,714,383
Value of insurance business acquired	5,806,667	5,908,835	(102,168)
Other assets	7,977,339	14,858,375	(6,881,036)
Assets other than investment assets	$64,913,193	$78,038,103	$(13,124,910)

The $8,261,409 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $365,984 increase in accrued investment income is due to the $37,704,657 increase in invested assets during the first three months of 2017.

The $86,393 increase in 2017 agents’ balances and due premiums is due to a $120,760 increase in agents’ balances and $34,367 decrease in due premiums. The increase in agents’ balances is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced, nor expects to experience, future collection problems.

Our other assets as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016
Advances to mortgage loan originator	$3,730,157	$5,207,380	$(1,477,223)
Federal and state income taxes recoverable	1,973,302	2,220,566	(247,264)
Notes receivable	449,002	464,366	(15,364)
Accrual of mortgage loan and long-term investment payments due	1,685,925	511,585	1,174,340
Receivable for securities sold	-	6,288,274	(6,288,274)
Guaranty funds	70,860	78,711	(7,851)
Other receivables, prepaid assets and deposits	68,093	87,493	(19,400)
Total other assets	$7,977,339	$14,858,375	$(6,881,036)

As of March 31, 2017, the Company had no security sales where the trade date and settlement date were in different financial reporting periods compared to $6,288,274 of security sales overlapping financial reporting periods as of December 31, 2016.

There was a $1,477,223 decrease in advances from one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $1,174,340 increase in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in April 2017.

On April 15, 2017, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016

Policy liabilities
Policyholders' account balances	$267,911,869	$245,346,489	$22,565,380
Future policy benefits	45,222,673	44,266,227	956,446
Policy claims	938,779	997,814	(59,035)
Other policy liabilities	80,238	69,854	10,384
Total policy liabilities	314,153,559	290,680,384	23,473,175
Deferred federal income taxes	993,422	693,470	299,952
Other liabilities	5,295,974	5,598,484	(302,510)
Total liabilities	$320,442,955	$296,972,338	$23,470,617

The $22,565,380 and $3,067,444 increases in policyholders’ account balances for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
	Amount	Amount
Policyholders' account balances, beginning	$245,346,489	$197,688,616
Deposits	25,052,131	5,326,249
Withdrawals	(4,521,805)	(3,912,525)
Interest credited	2,035,054	1,653,720
Increase	22,565,380	3,067,444
Policyholders' account balances, ending	$267,911,869	$200,756,060

Annuity deposits increased by $19,725,882 from $5,326,249 for the three months ended March 31, 2016 to $25,052,131 for the three months ended March 31, 2017. This increase in annuity deposits is due to the annuity contract provisions that are sought by policyholders especially current interest rates paid to policyholders and the minimum guaranteed interest rates during the contractual period.

The $956,446 increase in future policy benefits during the three months ended March 31, 2017 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $299,952 increase in deferred federal income taxes during the three months ended March 31, 2017 was due to $211,913 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $88,039 of operating deferred federal tax expense.

Our other liabilities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016
Suspense accounts payable	$4,434,220	$4,684,726	$(250,506)
Accrued expenses payable	490,284	527,938	(37,654)
Payable for securities purchased	216,656	234,225	(17,569)
Guaranty fund assessments	60,000	60,000	-
Unearned investment income	70,183	48,466	21,717
Deferred revenue	37,906	29,632	8,274
Unclaimed funds	37,198	23,057	14,141
Other payables, withholdings and escrows	(50,473)	(9,560)	(40,913)
Total other liabilities	$5,295,974	$5,598,484	$(302,510)

The $250,506 decrease in suspense accounts payable is primarily due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2017, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2017, we had cash and cash equivalents totaling $25,962,536. As of March 31, 2017, cash and cash equivalents of $16,414,642 and $4,823,451, respectively, of the total $25,962,536 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,852,287 in 2017 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $914,179 in 2017 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $22,125,813 and $22,117,921 as of March 31, 2017 and December 31, 2016, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Net cash provided by operating activities	$825,861	$2,065,935	$(1,240,074)
Net cash used in investing activities	(29,617,596)	(2,826,003)	(26,791,593)
Net cash provided by financing activities	20,530,326	1,413,724	19,116,602
Increase (decrease) in cash and cash equivalents	(8,261,409)	653,656	(8,915,065)
Cash and cash equivalents, beginning of period	34,223,945	9,047,586	25,176,359
Cash and cash equivalents, end of period	$25,962,536	$9,701,242	$16,261,294

The $825,861 and $2,065,935 of cash provided by operating activities for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2017	2016	2017 less 2016
Premiums collected	$3,666,596	$3,197,616	468,980
Net investment income collected	1,465,450	3,177,962	(1,712,512)
Other income collected	49,892	7,313	42,579
Death benefits paid	(1,557,814)	(870,144)	(687,670)
Surrenders paid	(283,376)	(135,744)	(147,632)
Dividends and endowments paid	(67,129)	(68,317)	1,188
Commissions paid	(2,365,670)	(1,360,858)	(1,004,812)
Other underwriting, insurance and acquisition expenses paid	(1,574,517)	(1,477,591)	(96,926)
Taxes (paid) recovered	247,264	(53,317)	300,581
(Advances to) payments from mortgage loan originator	1,477,223	(1,722,181)	3,199,404
Deposited policy applications unissued (issued)	(250,506)	823,422	(1,073,928)
Increase in short-term investments	-	549,794	(549,794)
Increase (decrease) in policy loans	21,809	(8,261)	30,070
Other	(3,361)	6,241	(9,602)
Increase in cash provided by operating activities	$825,861	$2,065,935	$(1,240,074)

Please see the statements of cash flows for the three months ended March 31, 2017 and 2016 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2017	December 31, 2016	2017 less 2016

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2017 and December 31, 2016 and 7,802,593 outstanding as of March 31, 2017 and December 31, 2016)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of March 31, 2017 and December 31, 2016)	(893,947)	(893,947)	-
Accumulated other comprehensive income	1,666,328	818,676	847,652
Accumulated earnings	7,851,924	7,590,446	261,478
Total shareholders' equity	$37,389,405	$36,280,275	$1,109,130

The increase in shareholders’ equity of $1,109,130 for the three months ended March 31, 2017 is due to $847,652 of other comprehensive income and net income of $261,478.

Equity per common share outstanding increased 3.0% from $4.65 per share as of December 31, 2016 to $4.79 per share as of March 31, 2017, based upon 7,802,593 common shares outstanding as of both March 31, 2017 and December 31, 2016.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2017 or 2016. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $2,118,962 and $1,039,897 as of March 31, 2017 and December 31, 2016, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $1,243,084 in unrealized gains arising for the three months ended March 31, 2017 has been offset by the 2017 net realized investment gains of $164,019 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $1,079,065.

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

As of March 31, 2017, cash and cash equivalents, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of March 31, 2017, the Company has outstanding advances to this loan originator totaling $3,730,157. The advances are secured by $4,437,934 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,769,843 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of March 31, 2017, $544,016 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of March 31, 2017, $395,629 of that escrow amount is available to the Company as additional collateral on $3,730,157 of advances to the loan originator. The remaining March 31, 2017 escrow amount of $148,387 is available to the Company as additional collateral on its investment of $29,677,438 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2017 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew can appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 11, 2017	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 11, 2017	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer