Form 10-Q
period 2017-06-30
First Trinity Financial CORP
filed 2017-08-10
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” "accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 7, 2017: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $146,815,391 and $128,310,265 as of June 30, 2017 and December 31, 2016, respectively)	$151,551,123	$129,311,155
Available-for-sale equity securities at fair value (cost: $601,207 and $599,400 as of June 30, 2017 and December 31, 2016, respectively)	658,952	638,407
Mortgage loans on real estate	100,337,059	74,371,286
Investment real estate	2,248,228	2,506,673
Policy loans	1,604,260	1,598,116
Other long-term investments	57,895,580	46,788,873
Total investments	314,295,202	255,214,510
Cash and cash equivalents	17,541,778	34,223,945
Accrued investment income	2,517,930	2,176,770
Recoverable from reinsurers	1,230,910	1,258,938
Agents' balances and due premiums	1,643,690	1,419,250
Deferred policy acquisition costs	21,695,607	18,191,990
Value of insurance business acquired	5,699,371	5,908,835
Other assets	13,628,298	14,858,375
Total assets	$378,252,786	$333,252,613
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$285,235,552	$245,346,489
Future policy benefits	46,708,192	44,266,227
Policy claims	915,170	997,814
Other policy liabilities	77,758	69,854
Total policy liabilities	332,936,672	290,680,384
Deferred federal income taxes	1,637,491	693,470
Other liabilities	3,639,385	5,598,484
Total liabilities	338,213,548	296,972,338
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2017 and December 31, 2016 and 7,802,593 outstanding as of June 30, 2017 and December 31, 2016)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of June 30, 2017 and December 31, 2016)	(893,947)	(893,947)
Accumulated other comprehensive income	3,766,117	818,676
Accumulated earnings	8,401,968	7,590,446
Total shareholders' equity	40,039,238	36,280,275
Total liabilities and shareholders' equity	$378,252,786	$333,252,613

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$3,880,345	$3,037,033	$7,502,035	$6,229,575
Net investment income	3,995,064	3,258,634	7,664,935	6,618,837
Net realized investment gains	91,088	166,093	257,594	146,942
Loss on other-than-temporary impairments	(224,250)	-	(224,250)	-
Other income	17,235	7,893	67,127	15,206
Total revenues	7,759,482	6,469,653	15,267,441	13,010,560
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,482,159	1,279,874	2,441,964	2,638,018
Death benefits	887,745	1,034,230	2,433,581	1,986,288
Surrenders	248,212	198,643	531,588	336,369
Interest credited to policyholders	2,201,930	1,681,501	4,236,984	3,335,221
Dividend, endowment and supplementary life contract benefits	64,795	67,454	131,768	133,512
Total benefits and claims	4,884,841	4,261,702	9,775,885	8,429,408
Policy acquisition costs deferred	(2,586,318)	(1,542,926)	(5,001,037)	(3,119,135)
Amortization of deferred policy acquisition costs	747,306	355,491	1,428,142	1,052,037
Amortization of value of insurance business acquired	107,296	99,078	209,464	189,210
Commissions	2,345,063	1,548,635	4,589,973	2,828,721
Other underwriting, insurance and acquisition expenses	1,572,220	1,345,086	3,226,423	2,879,526
Total expenses	2,185,567	1,805,364	4,452,965	3,830,359
Total benefits, claims and expenses	7,070,408	6,067,066	14,228,850	12,259,767
Income before total federal income tax expense	689,074	402,587	1,038,591	750,793
Current federal income tax expense	19,909	34,212	19,909	37,510
Deferred federal income tax expense	119,121	30,276	207,160	79,871
Total federal income tax expense	139,030	64,488	227,069	117,381
Net income	$550,044	$338,099	$811,522	$633,412
Net income per common share basic and diluted	$0.07	$0.04	$0.10	$0.08

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$550,044	$338,099	$811,522	$633,412
Other comprehensive income
Total net unrealized investment gains arising during the period	2,477,183	4,602,854	3,720,267	8,382,376
Less net realized investment gains (losses)	(197,332)	151,677	(33,313)	128,951
Net unrealized investment gains	2,674,515	4,451,177	3,753,580	8,253,425
Less adjustment to deferred acquisition costs	49,778	67,083	69,278	127,213
Other comprehensive income before federal income tax expense	2,624,737	4,384,094	3,684,302	8,126,212
Federal income tax expense	524,948	876,817	736,861	1,625,240
Total other comprehensive income	2,099,789	3,507,277	2,947,441	6,500,972
Total comprehensive income	$2,649,833	$3,845,376	$3,758,963	$7,134,384

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Six Months Ended June 30, 2017 and 2016

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	633,412	633,412
Other comprehensive income	-	-	-	6,500,972	-	6,500,972
Balance as of June 30, 2016	$80,502	$28,684,598	$(893,947)	$3,845,155	$5,633,119	$37,349,427

Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	811,522	811,522
Other comprehensive income	-	-	-	2,947,441	-	2,947,441
Balance as of June 30, 2017	$80,502	$28,684,598	$(893,947)	$3,766,117	$8,401,968	$40,039,238

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$811,522	$633,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	73,063	73,060
Accretion of discount on investments	(1,386,429)	(797,906)
Net realized investment gains	(257,594)	(146,942)
Loss on other-than-temporary impairment	224,250	-
Amortization of policy acquisition cost	1,428,142	1,052,037
Policy acquisition cost deferred	(5,001,037)	(3,119,135)
Mortgage loan origination fees deferred	-	(4,531)
Amortization of loan origination fees	23,408	22,784
Amortization of value of insurance business acquired	209,464	189,210
Allowance for mortgage loan losses	101,031	14,516
Provision for deferred federal income tax expense	207,160	79,871
Interest credited to policyholders	4,236,984	3,335,221
Change in assets and liabilities:
Accrued investment income	(341,160)	23,481
Policy loans	(6,144)	(35,875)
Short-term investments	-	549,822
Recoverable from reinsurers	28,028	(18,218)
Agents' balances and due premiums	(224,440)	(193,879)
Other assets (excludes depreciation of $320 in 2017 and change in receivable for securities sold of $609,014 and ($2,588,281) in 2017 and 2016, respectively).	620,743	(1,811,870)
Future policy benefits	2,441,965	2,645,718
Policy claims	(82,644)	144,812
Other policy liabilities	7,904	(7,869)
Other liabilities (excludes change in payable for securities purchased of ($80,176) and $499 in 2017 and 2016, respectively).	(1,878,923)	2,156,346
Net cash provided by operating activities	1,235,293	4,784,065

Investing activities
Purchases of fixed maturity securities	(32,301,685)	(3,936,924)
Maturities of fixed maturity securities	4,868,000	3,554,000
Sales of fixed maturity securities	7,735,249	3,940,211
Purchases of equity securities	(1,807)	(8,990)
Sales of equity securities	-	128,010
Purchases of mortgage loans	(36,741,329)	(9,362,778)
Payments on mortgage loans	10,724,113	3,661,522
Purchases of other long-term investments	(13,362,692)	(7,101,665)
Payments on other long-term investments	3,999,678	1,948,073
Sale on other long-term investments	792,012	-
Purchase of real estate	-	(198,622)
Sale of real estate	190,084	-
Net change in receivable and payable for securities sold and purchased	528,838	(2,587,782)
Net cash used in investing activities	(53,569,539)	(9,964,945)

Financing activities
Policyholders' account deposits	45,682,170	14,145,326
Policyholders' account withdrawals	(10,030,091)	(7,205,527)
Net cash provided by financing activities	35,652,079	6,939,799

Increase (decrease) in cash	(16,682,167)	1,758,919
Cash and cash equivalents, beginning of period	34,223,945	9,047,586
Cash and cash equivalents, end of period	$17,541,778	$10,806,505

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During 2017 the Company reclassified an available-for-sale fixed maturity security totaling $729,737 to other long-term investments as recent third party information indicated the security does not qualify for available-for-sale treatment.

In conjunction with this transfer, the non-cash impact on investing activities is summarized as follows:

Six Months Ended
June 30, 2017
Reduction in available-for-securities fixed maturity securities	$729,737
Other long-term invesments	(729,737)
Net cash provided (used) in investing activities	$-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2016.

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

June 30, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to June 30, 2017 through the date that these financial statements have been issued.

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

June 30, 2017

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

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption was permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Derivatives and Hedging:  Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument is contingently exercisable, the event that triggers the ability to exercise the option is considered to be clearly and closely related to the debt instrument (i.e., the economic characteristics and risks of the option are related to interest rates or credit risks) and the entity does not have to assess whether the option should be accounted for separately. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption was permitted. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2017 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,513,372	$76,996	$57,654	$3,532,714
States and political subdivisions	9,403,827	268,163	33,354	9,638,636
Residential mortgage-backed securities	32,278	39,442	-	71,720
Corporate bonds	112,783,805	4,279,059	712,679	116,350,185
Foreign bonds	21,082,109	986,298	110,539	21,957,868

Total fixed maturity securities	146,815,391	5,649,958	914,226	151,551,123

Equity securities
Mutual funds	346,284	1,044	-	347,328
Corporate preferred stock	99,945	2,033	40	101,938
Corporate common stock	154,978	54,708	-	209,686

Total equity securities	601,207	57,785	40	658,952

Total fixed maturity and equity securities	$147,416,598	$5,707,743	$914,266	$152,210,075

	December 31, 2016
Fixed maturity securities
U.S. government and U.S. government agencies	$3,157,889	$99,086	$71,592	$3,185,383
States and political subdivisions	9,172,533	144,947	66,584	9,250,896
Residential mortgage-backed securities	33,970	36,757	-	70,727
Corporate bonds	100,268,424	2,324,712	1,613,095	100,980,041
Foreign bonds	15,677,449	394,742	248,083	15,824,108

Total fixed maturity securities	128,310,265	3,000,244	1,999,354	129,311,155

Equity securities
Mutual funds	344,783	-	2,869	341,914
Corporate preferred stock	99,945	-	3,585	96,360
Corporate common stock	154,672	45,461	-	200,133

Total equity securities	599,400	45,461	6,454	638,407

Total fixed maturity and equity securities	$128,909,665	$3,045,705	$2,005,808	$129,949,562

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2017 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,887,412	$42,684	7
States and political subdivisions	1,970,827	33,354	11
Corporate bonds	6,613,829	104,812	22
Foreign bonds	1,104,060	34,248	5
Total less than 12 months	11,576,128	215,098	45
More than 12 months
U.S. government and U.S. government agencies	335,031	14,970	1
Corporate bonds	5,925,592	607,867	27
Foreign bonds	502,375	76,291	3
Total more than 12 months	6,762,998	699,128	31

Total fixed maturity securities in an unrealized loss position	18,339,126	914,226	76
Equity securities
Less than 12 months
Corporate preferred stock	49,960	40	1
Total less than 12 months	49,960	40	1

Total equity securities in an unrealized loss position	49,960	40	1

Total fixed maturity and equity securities in an unrealized loss position	$18,389,086	$914,266	77

	December 31, 2016
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,878,308	$71,592	6
States and political subdivisions	2,532,653	66,584	14
Corporate bonds	23,721,217	696,066	92
Foreign bonds	5,087,133	155,833	16
Total less than 12 months	33,219,311	990,075	128
More than 12 months
Corporate bonds	8,004,923	917,029	36
Foreign bonds	1,024,548	92,250	6
Total more than 12 months	9,029,471	1,009,279	42
Total fixed maturity securities in an unrealized loss position	42,248,782	1,999,354	170

Equity securities
Less than 12 months
Corporate preferred stock	96,360	3,585	2
Total less than 12 months	96,360	3,585	2
More than 12 months
Mutual funds	89,113	2,869	1

Total more than 12 months	89,113	2,869	1

Total equity securities in an unrealized loss position	185,473	6,454	3
Total fixed maturity and equity securities in an unrealized loss position	$42,434,255	$2,005,808	173

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

As of June 30, 2017, the Company held 76 available-for-sale fixed maturity securities with an unrealized loss of $914,226, fair value of $18,339,126 and amortized cost of $19,253,352. These unrealized losses were primarily due to market interest rate movements in the bond market as of June 30, 2017. The ratio of the fair value to the amortized cost of these 76 securities is 95%.

As of December 31, 2016, the Company held 170 available-for-sale fixed maturity securities with an unrealized loss of $1,999,354, fair value of $42,248,782 and amortized cost of $44,248,136. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2016. The ratio of the fair value to the amortized cost of these 170 securities is 95%.

As of June 30, 2017, the Company had one available-for-sale equity security with an unrealized loss of $40, fair value of $49,960 and cost of $50,000. The ratio of fair value to cost of this security is 99.9%.

As of December 31, 2016, the Company had three available-for-sale equity securities with an unrealized loss of $6,454, fair value of $185,473 and cost of $191,927. The ratio of fair value to cost of these securities is 97%.

Fixed maturity securities were 93% and 92% investment grade as rated by Standard & Poor’s as of June 30, 2017 and December 31, 2016, respectively.

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

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three and six months ended June 30, 2017 and the year ended December 31, 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2017 and December 31, 2016, are summarized as follows:

	(Unaudited)
	June 30, 2017	December 31, 2016
Unrealized appreciation on available-for-sale securities	$4,793,477	$1,039,897
Adjustment to deferred acquisition costs	(85,831)	(16,553)
Deferred income taxes	(941,529)	(204,668)
Net unrealized appreciation on available-for-sale securities	$3,766,117	$818,676

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $57,895,580 and $46,788,873 as of June 30, 2017 and December 31, 2016, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2017, by contractual maturity, are summarized as follows:

	June 30, 2017 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,129,356	$9,228,487	$8,369,492	$8,501,590
Due after one year through five years	30,195,177	31,184,027	23,279,727	25,343,966
Due after five years through ten years	40,929,284	42,130,385	16,234,072	19,781,009
Due after ten years	66,529,296	68,936,504	10,012,289	15,992,575
Due at multiple maturity dates	32,278	71,720	-	-

	$146,815,391	$151,551,123	$57,895,580	$69,619,140

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$8,154,018	$5,219,798	$-	$19,210	$5,598,724	$2,089,278	$82,917	$-
Gross realized gains	356,147	155,956	-	8,711	-	14,416	3,563	-
Gross realized losses	(329,229)	(12,990)	-	-	-	-	(1,668)	-
Loss on other-than-temporary impairment	(224,250)	-	-	-	-	-	-	-

	Three Months Ended June 30, (Unaudited)
	Other Long-Term Investments
	2017	2016
Proceeds	$792,012	$-
Gross realized gains	62,275	-
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$12,603,249	$7,494,211	$-	$128,010	$10,724,113	$3,661,522	$190,084	$-
Gross realized gains	527,252	163,050	-	8,711	-	17,991	6,050	-
Gross realized losses	(336,315)	(41,342)	-	(1,468)	-	-	(1,668)	-
Loss on other-than-temporary impairment	(224,250)	-	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Other Long-Term Investments
	2017	2016
Proceeds	$792,012	$-
Gross realized gains	62,275	-
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and six months ended June 30, 2017 and 2016 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2017	2016	2017	2016
Change in unrealized investment gains (losses):

Available-for-sale securities:
Fixed maturity securities	$2,673,801	$4,452,781	$3,734,842	$8,260,179
Equity securities	714	(1,604)	18,738	(6,754)
Net realized investment gains:
Available-for-sale securities:
Fixed maturity securities	26,918	142,966	190,937	121,708
Equity securities	-	8,711	-	7,243
Mortgage loans on real estate	-	14,416	-	17,991
Investment real estate	1,895	-	4,382	-
Other long-term investments	62,275	-	62,275	-

Major categories of net investment income for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2017	2016	2017	2016
Fixed maturity securities	$1,665,525	$1,533,301	$3,155,895	$3,100,519
Equity securities	5,086	6,658	10,158	13,840
Other long-term investments	882,009	622,502	1,739,479	1,170,324
Mortgage loans	1,876,637	1,328,427	3,544,031	2,681,498
Policy loans	28,453	26,491	56,017	52,589
Real estate	93,712	91,968	187,423	183,936
Short-term and other investments	112,798	69,874	223,084	142,144
Gross investment income	4,664,220	3,679,221	8,916,087	7,344,850
Investment expenses	(669,156)	(420,587)	(1,251,152)	(726,013)
Net investment income	$3,995,064	$3,258,634	$7,664,935	$6,618,837

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2017 and December 31, 2016, these required deposits, included in investment assets, had amortized costs that totaled $4,117,454 and $4,099,405, respectively. As of June 30, 2017 and December 31, 2016, these required deposits had fair values that totaled $4,155,323 and $4,125,116, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)
	June 30, 2017	December 31, 2016
Commercial and industrial mortgage loans

Retail stores	$1,271,853	$1,075,324
Office buildings	139,198	179,484
Industrial	435,200	-

Total commercial and industrial mortgage loans	1,846,251	1,254,808

Residential mortgage loans	98,490,808	73,116,478

Total mortgage loans	$100,337,059	$74,371,286

The Company’s investment real estate as of June 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	June 30, 2017	December 31, 2016
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,122,439)	(1,049,695)
Buildings net of accumulated depreciation	1,145,118	1,217,862
Residential real estate - held for sale	144,795	330,496
Total residential real estate	144,795	330,496
Investment real estate, net of accumulated depreciation	$2,248,228	$2,506,673

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

During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,702. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,084.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity and equity securities that are measured and reported at fair market value on the consolidated statement of financial position. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2017 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,532,714	$-	$3,532,714
States and political subdivisions	-	9,638,636	-	9,638,636
Residential mortgage-backed securities	-	71,720	-	71,720
Corporate bonds	-	116,350,185	-	116,350,185
Foreign bonds	-	21,957,868	-	21,957,868

Total fixed maturity securities	$-	$151,551,123	$-	$151,551,123

Equity securities, available-for-sale
Mutual funds	$-	$347,328	$-	$347,328
Corporate preferred stock	101,938	-	-	101,938
Corporate common stock	148,186	-	61,500	209,686
Total equity securities	$250,124	$347,328	$61,500	$658,952

	December 31, 2016
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,185,383	$-	$3,185,383
States and political subdivisions	-	9,250,896	-	9,250,896
Residential mortgage-backed securities	-	70,727	-	70,727
Corporate bonds	-	100,980,041	-	100,980,041
Foreign bonds	-	15,824,108	-	15,824,108
Total fixed maturity securities	$-	$129,311,155	$-	$129,311,155

Equity securities, available-for-sale
Mutual funds	$-	$341,914	$-	$341,914
Corporate preferred stock	96,360	-	-	96,360
Corporate common stock	138,633	-	61,500	200,133
Total equity securities	$234,993	$341,914	$61,500	$638,407

As of June 30, 2017 and December 31, 2016, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2017 and December 31, 2016, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2017 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and industrial	$1,846,251	$1,850,988	$-	$-	$1,850,988
Residential	98,490,808	101,495,994	-	-	101,495,994
Policy loans	1,604,260	1,604,260	-	-	1,604,260
Other long-term investments	57,895,580	69,619,140	-	-	69,619,140
Cash and cash equivalents	17,541,778	17,541,778	17,541,778	-	-
Accrued investment income	2,517,930	2,517,930	-	-	2,517,930
Total financial assets	$179,896,607	$194,630,090	$17,541,778	$-	$177,088,312

Financial liabilities
Policyholders' account balances	$285,235,552	$245,080,798	$-	$-	$245,080,798
Policy claims	915,170	915,170	-	-	915,170
Total financial liabilities	$286,150,722	$245,995,968	$-	$-	$245,995,968

	December 31, 2016
Financial assets
Mortgage loans on real estate
Commercial	$1,254,808	$1,268,140	$-	$-	$1,268,140
Residential	73,116,478	70,383,661	-	-	70,383,661
Policy loans	1,598,116	1,598,116	-	-	1,598,116
Other long-term investments	46,788,873	55,890,429	-	-	55,890,429
Cash and cash equivalents	34,223,945	34,223,945	34,223,945	-	-
Accrued investment income	2,176,770	2,176,770	-	-	2,176,770
Total financial assets	$159,158,990	$165,541,061	$34,223,945	$-	$131,317,116

Financial liabilities
Policyholders' account balances	$245,346,489	$206,541,702	$-	$-	$206,541,702
Policy claims	997,814	997,814	-	-	997,814
Total financial liabilities	$246,344,303	$207,539,516	$-	$-	$207,539,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2017	2016	2017	2016
Revenues:
Life insurance operations	$4,413,296	$3,602,546	$8,597,949	$7,347,790
Annuity operations	3,285,595	2,718,287	6,474,566	5,355,711
Corporate operations	60,591	148,820	194,926	307,059

Total	$7,759,482	$6,469,653	$15,267,441	$13,010,560

Income before income taxes:
Life insurance operations	$436,176	$22,562	$554,026	$52,515
Annuity operations	186,941	350,169	347,356	578,425
Corporate operations	65,957	29,856	137,209	119,853

Total	$689,074	$402,587	$1,038,591	$750,793

Depreciation and amortization expense:
Life insurance operations	$556,637	$324,040	$970,921	$998,587
Annuity operations	343,108	182,591	763,156	338,503
Corporate operations	-	-	-	-

Total	$899,745	$506,631	$1,734,077	$1,337,090

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets:
Life insurance operations	$52,871,600	$50,577,282
Annuity operations	318,272,021	275,745,766
Corporate operations	7,109,165	6,929,565
Total	$378,252,786	$333,252,613

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

June 30, 2017

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

Mr. Pettigrew can appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets. To date, Mr. Pettigrew has failed to post this bond and, as a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. While the Company and Mr. Zahn will continue to execute on the judgments, any money or property collected during the execution of the judgments would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

June 30, 2017

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

On August 1, 2016, FBLIC filed a Petition for Leave to Appeal with the Missouri Court of Appeals, Southern District asking for permission to appeal the Court’s class certification. The Petition for Leave to Appeal was denied. FBLIC intends to defend vigorously against the class and individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action. The trial in this case will be before a judge and is scheduled to begin on November 27, 2017.

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

Doyle Nimmo subsequently submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit was pending in the District Court for the Western District of Missouri and asked the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company did not seek a monetary judgment against FBLIC or TLIC.

On June 14, 2017, FBLIC and Doyle Nimmo executed a settlement to dismiss with prejudice all claims, causes of action and demands between them arising out of or in any way relating to the transactions and occurrences connected to the legal proceedings described above. The settlement proceeds included payments of $90,000 to FBLIC by Utica Mutual Insurance Company and $10,000 to FBLIC by Doyle Nimmo. The settlement also included an agreement whereby FBLIC and Doyle Nimmo bore exclusive liability for payment of their respective attorneys’ fees, lawsuit expenses, expert consulting fees and taxable costs of court incurred in connection with prosecution and/or defense of the claims, causes of action and demands related to the legal proceedings described above.

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

June 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, 2017 and 2016 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of April 1, 2017	$1,695,169	$(28,841)	$1,666,328
Other comprehensive income before reclassifications, net of tax	1,981,747	(39,823)	1,941,924
Less amounts reclassified from accumulated other comprehensive income, net of tax	(157,865)	-	(157,865)
Other comprehensive income	2,139,612	(39,823)	2,099,789
Balance as of June 30, 2017	$3,834,781	$(68,664)	$3,766,117

Balance as of April 1, 2016	$345,923	$(8,045)	$337,878
Other comprehensive income before reclassifications, net of tax	3,682,284	(53,666)	3,628,618
Less amounts reclassified from accumulated other comprehensive income, net of tax	121,341	-	121,341
Other comprehensive income	3,560,943	(53,666)	3,507,277
Balance as of June 30, 2016	$3,906,866	$(61,711)	$3,845,155

	Six Months Ended June 30, 2017 and 2016 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	2,976,214	(55,423)	2,920,791
Less amounts reclassified from accumulated other comprehensive income, net of tax	(26,650)	-	(26,650)
Other comprehensive income	3,002,864	(55,423)	2,947,441
Balance as of June 30, 2017	$3,834,781	$(68,664)	$3,766,117

Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	6,705,902	(101,770)	6,604,132
Less amounts reclassified from accumulated other comprehensive loss, net of tax	103,160	-	103,160
Other comprehensive income	6,602,742	(101,770)	6,500,972
Balance as of June 30, 2016	$3,906,866	$(61,711)	$3,845,155

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, 2017 (Unaudited)

		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,477,183	$495,436	$1,981,747
Reclassification adjustment for net losses included in operations	(197,332)	(39,467)	(157,865)
Net unrealized gains on investments	2,674,515	534,903	2,139,612
Adjustment to deferred acquisition costs	(49,778)	(9,955)	(39,823)
Total other comprehensive income	$2,624,737	$524,948	$2,099,789

	Three Months Ended June 30, 2016 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,602,854	$920,570	$3,682,284
Reclassification adjustment for net gains included in operations	151,677	30,336	121,341
Net unrealized gains on investments	4,451,177	890,234	3,560,943
Adjustment to deferred acquisition costs	(67,083)	(13,417)	(53,666)
Total other comprehensive income	$4,384,094	$876,817	$3,507,277

	Six Months Ended June 30, 2017 (Unaudited)

		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,720,267	$744,053	$2,976,214
Reclassification adjustment for net losses included in operations	(33,313)	(6,663)	(26,650)
Net unrealized gains on investments	3,753,580	750,716	3,002,864
Adjustment to deferred acquisition costs	(69,278)	(13,855)	(55,423)
Total other comprehensive income	$3,684,302	$736,861	$2,947,441

	Six Months Ended June 30, 2016 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$8,382,376	$1,676,474	$6,705,902
Reclassification adjustment for net gains included in operations	128,951	25,791	103,160
Net unrealized gains on investments	8,253,425	1,650,683	6,602,742
Adjustment to deferred acquisition costs	(127,213)	(25,443)	(101,770)
Total other comprehensive income	$8,126,212	$1,625,240	$6,500,972

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2017	2016	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(197,332)	$151,677	$(33,313)	$128,951
Income tax expense (benefit) (b)	(39,467)	30,336	(6,663)	25,791
Total reclassification adjustments	$(157,865)	$121,341	$(26,650)	$103,160

(a) These items appear within net realized investment gains (losses) and other-than-temporary impairments in the consolidated statements of operations.
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

While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the residential and commercial and industrial mortgage loan and premium finance loan portfolios, the economy and changes in interest rates. The Company’s allowance for possible mortgage loan and premium finance loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

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

As of June 30, 2017, $557,042 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of June 30, 2017, $157,039 of that escrow amount is available to the Company for possible losses on its investment of $31,407,826 in residential mortgage loans on real estate with one loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

In addition, the Company has an additional $345,458 allowance for possible loan losses in the remaining $68,929,233 of investments in mortgage loans on real estate as of June 30, 2017.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and six months ended June 30, 2017 and 2016 are summarized as follows (excluding $31,407,826 and $24,629,791 of mortgage loans on real estate as of June 30, 2017 and 2016, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	As of and for the Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning	$280,284	$182,472	$6,197	$7,245	$-	$192,690	$286,481	$382,407
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	55,896	8,860	3,081	(713)	-	86,972	58,977	95,119
Allowance, ending	$336,180	$191,332	$9,278	$6,532	$-	$279,662	$345,458	$477,526

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$279,662	$-	$279,662
Collectively evaluated for impairment	$336,180	$191,332	$9,278	$6,532	$-	$-	$345,458	$197,864

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$347,885	$-	$347,885
Collectively evaluated for impairment	$67,082,982	$38,594,991	$1,846,251	$1,300,009	$-	$-	$68,929,233	$39,895,000

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

 (continued)

	(Unaudited)
	As of and for the Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning	$238,121	$175,988	$6,306	$7,360	$-	$197,172	$244,427	$380,520
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	98,059	15,344	2,972	(828)	-	82,490	101,031	97,006
Allowance, ending	$336,180	$191,332	$9,278	$6,532	$-	$279,662	$345,458	$477,526

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$279,662	$-	$279,662
Collectively evaluated for impairment	$336,180	$191,332	$9,278	$6,532	$-	$-	$345,458	$197,864

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$347,885	$-	$347,885
Collectively evaluated for impairment	$67,082,982	$38,594,991	$1,846,251	$1,300,009	$-	$-	$68,929,233	$39,895,000

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2017 and December 31, 2016 are summarized as follows:

			Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio			June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Over 70%	to	80%	$19,892,112	$14,559,541	$-	$-	$19,892,112	$14,559,541
Over 60%	to	70%	35,279,607	29,738,887	-	-	35,279,607	29,738,887
Over 50%	to	60%	23,532,033	15,440,364	853,650	1,051,155	24,385,683	16,491,519
Over 40%	to	50%	12,858,388	10,399,031	-	-	12,858,388	10,399,031
Over 30%	to	40%	4,085,833	2,184,351	665,508	203,653	4,751,341	2,388,004
Over 20%	to	30%	2,055,612	467,410	182,018	-	2,237,630	467,410
Over 10%	to	20%	729,887	317,936	145,075	-	874,962	317,936
10%	or	less	57,336	8,958	-	-	57,336	8,958
Total			$98,490,808	$73,116,478	$1,846,251	$1,254,808	$100,337,059	$74,371,286

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

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption was permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued updated guidance clarifying that when a call (put) option in a debt instrument is contingently exercisable, the event that triggers the ability to exercise the option is considered to be clearly and closely related to the debt instrument (i.e., the economic characteristics and risks of the option are related to interest rates or credit risks) and the entity does not have to assess whether the option should be accounted for separately. The updated guidance is effective for reporting periods beginning after December 15, 2016. Early adoption was permitted. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2017 and 2016

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$3,880,345	$3,037,033	$843,312
Net investment income	3,995,064	3,258,634	736,430
Net realized investment gains	91,088	166,093	(75,005)
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	17,235	7,893	9,342
Total revenues	7,759,482	6,469,653	1,289,829
Benefits and claims	4,884,841	4,261,702	623,139
Expenses	2,185,567	1,805,364	380,203
Total benefits, claims and expenses	7,070,408	6,067,066	1,003,342
Income before federal income tax expense	689,074	402,587	286,487
Federal income tax expense	139,030	64,488	74,542
Net income	$550,044	$338,099	$211,945

Net income per common share basic and diluted	$0.07	$0.04	$0.03

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2017 and 2016

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$7,502,035	$6,229,575	$1,272,460
Net investment income	7,664,935	6,618,837	1,046,098
Net realized investment gains	257,594	146,942	110,652
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	67,127	15,206	51,921
Total revenues	15,267,441	13,010,560	2,256,881
Benefits and claims	9,775,885	8,429,408	1,346,477
Expenses	4,452,965	3,830,359	622,606
Total benefits, claims and expenses	14,228,850	12,259,767	1,969,083
Income before federal income tax expense	1,038,591	750,793	287,798
Federal income tax expense	227,069	117,381	109,688
Net income	$811,522	$633,412	$178,110

Net income per common share basic and diluted	$0.10	$0.08	$0.02

Consolidated Condensed Financial Position as of June 30, 2017 and December 31, 2016

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016

Investment assets	$314,295,202	$255,214,510	$59,080,692
Other assets	63,957,584	78,038,103	(14,080,519)
Total assets	$378,252,786	$333,252,613	$45,000,173

Policy liabilities	$332,936,672	$290,680,384	$42,256,288
Deferred federal income taxes	1,637,491	693,470	944,021
Other liabilities	3,639,385	5,598,484	(1,959,099)
Total liabilities	338,213,548	296,972,338	41,241,210

Shareholders' equity	40,039,238	36,280,275	3,758,963
Total liabilities and shareholders' equity	$378,252,786	$333,252,613	$45,000,173

Shareholders' equity per common share	$5.13	$4.65	$0.48

Results of Operations – Three Months Ended June 30, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$3,880,345	$3,037,033	$843,312
Net investment income	3,995,064	3,258,634	736,430
Net realized investment gains	91,088	166,093	(75,005)
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	17,235	7,893	9,342
Total revenues	$7,759,482	$6,469,653	$1,289,829

The $1,289,829 increase in total revenues for the three months ended June 30, 2017 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$42,262	$95,051	$(52,789)
Whole life and term renewal	564,525	597,658	(33,133)
Final expense first year	1,205,408	849,426	355,982
Final expense renewal	2,068,150	1,494,898	573,252
Total premiums	$3,880,345	$3,037,033	$843,312

The $843,312 increase in premiums for the three months ended June 30, 2017 is primarily due to a $573,252 increase in final expense renewal premiums and a $355,982 increase in final expense first year premiums. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$1,665,525	$1,533,301	$132,224
Equity securities	5,086	6,658	(1,572)
Other long-term investments	882,009	622,502	259,507
Mortgage loans	1,876,637	1,328,427	548,210
Policy loans	28,453	26,491	1,962
Real estate	93,712	91,968	1,744
Short-term and other investments	112,798	69,874	42,924
Gross investment income	4,664,220	3,679,221	984,999
Investment expenses	(669,156)	(420,587)	248,569
Net investment income	$3,995,064	$3,258,634	$736,430

The $984,999 increase in gross investment income for the three months ended June 30, 2017 is primarily due to increases in investments in mortgage loans, other long-term investments and fixed maturity securities. In the twelve months since June 30, 2016, we had increased investment in mortgage loans of $35.8 million, other long-term investments of $20.0 million and fixed maturity securities of $12.6 million.

The $248,569 increase in investment expenses for the three months ended June 30, 2017 is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale, early payoff of acquired mortgage loans on real estate, sales of investment real estate and sales of other long-term investments.

Our net realized investment gains for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$8,154,018	$5,219,798	$2,934,220
Amortized cost at sale date	8,127,100	5,076,832	3,050,268
Net realized gains	$26,918	$142,966	$(116,048)
Equity securities available-for-sale:
Sale proceeds	$-	$19,210	$(19,210)
Cost at sale date	-	10,499	(10,499)
Net realized gains	$-	$8,711	$(8,711)
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$5,598,724	$2,089,278	$3,509,446
Principal collections	5,598,724	2,074,862	3,523,862
Net realized gains	$-	$14,416	$(14,416)
Investment real estate:
Sale proceeds	$82,917	$-	$82,917
Carrying value at sale date	81,022	-	81,022
Net realized gains	$1,895	$-	$1,895
Other long-term investments
Sale proceeds	$792,012	$-	$792,012
Carrying value at sale date	729,737	-	729,737
Net realized gains	$62,275	$-	$62,275
Net realized investment gains	$91,088	$166,093	$(75,005)

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three months ended June 30, 2017 and the year ended December 31, 2016.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$1,482,159	$1,279,874	$202,285
Death benefits	887,745	1,034,230	(146,485)
Surrenders	248,212	198,643	49,569
Interest credited to policyholders	2,201,930	1,681,501	520,429
Dividend, endowment and supplementary life contract benefits	64,795	67,454	(2,659)

Total benefits and claims	4,884,841	4,261,702	623,139

Expenses
Policy acquisition costs deferred	(2,586,318)	(1,542,926)	(1,043,392)
Amortization of deferred policy acquisition costs	747,306	355,491	391,815
Amortization of value of insurance business acquired	107,296	99,078	8,218
Commissions	2,345,063	1,548,635	796,428
Other underwriting, insurance and acquisition expenses	1,572,220	1,345,086	227,134

Total expenses	2,185,567	1,805,364	380,203

Total benefits, claims and expenses	$7,070,408	$6,067,066	$1,003,342

The $1,003,342 increase in total benefits, claims and expenses for the three months ended June 30, 2017 is discussed below.

Benefits and Claims

The $623,139 increase in benefits and claims for the three months ended June 30, 2017 is primarily due to the following:

●

$520,429 increase in interest credited to policyholders is primarily due to an increase of approximately $77,300,000 in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2016.

●

$202,285 increase in future policy benefits primarily related to the production of new policies, initial sales of policies to older age bands resulting in an increased mortality reserve charge and the aging of existing policies.

●	$146,485 decrease in death benefits is primarily related to a decline in the settlement of whole life and term policy claims of approximately $86,000 and final expense claims of approximately $41,000.

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

For the three months ended June 30, 2017 and 2016, capitalized costs were $2,586,318 and $1,542,926, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2017 and 2016 were $747,306 and $355,491, respectively.

The $1,043,392 increase in the 2017 acquisition costs deferred primarily relates to increased final expense and annuity production by appointed agents based upon expansion into additional states and recruiting of additional agents. The $391,815 increase in the 2017 second quarter amortization of deferred acquisition costs is primarily due to increased surrenders of final expense policies as the number of policies in force continued to grow combined with more policies submitted but not issued due to a change in vendors performing underwriting services on final expense policies.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $107,296 and $99,078 for the three months ended June 30, 2017 and 2016, respectively.

Commissions

Our commissions for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Annuity	$652,895	$345,091	$307,804
Whole life and term first year	36,963	34,612	2,351
Whole life and term renewal	17,886	24,748	(6,862)
Final expense first year	1,440,721	1,010,569	430,152
Final expense renewal	196,598	133,615	62,983
Total commissions	$2,345,063	$1,548,635	$796,428

The $796,428 increase in commissions for the three months ended June 30, 2017 is primarily due to a $430,152 increase in final expense first year commissions that correspond to the $355,982 increase in final expense first year premiums and a $307,804 increase in annuity commissions that corresponds to an $11,810,962 increase in policyholders’ account deposits for the three months ended June 30, 2017 compared to the corresponding period in 2016.

Other Underwriting, Insurance and Acquisition Expenses

The $227,134 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2017 was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased staffing levels and increased salary and bonus levels that exceeded the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017, decreased legal fees and no bad debts recorded in 2017 for FTCC.

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

For the three months ended June 30, 2017 and 2016, current income tax expense was $19,909 and $34,212, respectively. Deferred federal income tax expense was $119,121 and $30,276 for the three months ended June 30, 2017 and 2016, respectively. The increase in deferred income taxes in second quarter 2017 is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $550,044 ($0.07 per common share basic and diluted) and $338,099 ($0.04 per common share basic and diluted) for the three months ended June 30, 2017 and 2016, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for both the three months ended June 30, 2017 and 2016 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the three months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$4,413,296	$3,602,546	$810,750
Annuity operations	3,285,595	2,718,287	567,308
Corporate operations	60,591	148,820	(88,229)
Total	$7,759,482	$6,469,653	$1,289,829
Income before income taxes:
Life insurance operations	$436,176	$22,562	$413,614
Annuity operations	186,941	350,169	(163,228)
Corporate operations	65,957	29,856	36,101
Total	$689,074	$402,587	$286,487

Life Insurance Operations

The $810,750 increase in revenues from Life Insurance Operations for the three months ended June 30, 2017 is primarily due to the following:

●	$843,312 increase in premiums

●	$18,327 increase in net investment income

●	$5,079 decrease in other income

●	$45,810 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $413,614 increased profitability from Life Insurance Operations for the three months ended June 30, 2017 is primarily due to the following:

●	$843,312 increase in premiums

●	$417,909 increase in policy acquisition costs deferred net of amortization

●	$146,485 decrease in death benefits

●	$18,327 increase in net investment income

●	$2,659 decrease in dividend, endowment and supplementary life contract benefits

●	$4,109 increase in amortization of value of insurance business acquired

●	$5,079 decrease in other income

●	$45,810 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$49,569 increase in surrenders

●	$202,285 increase in future policy benefits

●	$219,602 increase in other underwriting, insurance and acquisition expenses

●	$488,624 increase in commissions

Annuity Operations

The $567,308 increase in revenues from Annuity Operations for the three months ended June 30, 2017 is due to the following:

●	$820,753 increase in net investment income

●	$253,445 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $163,228 decreased profitability from Annuity Operations for the three months ended June 30, 2017 is due to the following:

●	$520,429 increase in interest credited to policyholders

●	$307,804 increase in commissions

●	$253,445 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$131,862 increase in other underwriting, insurance and acquisition expenses

●	$4,109 increase in amortization of value of insurance business acquired

●	$233,668 increase in policy acquisition costs deferred net of amortization

●	$820,753 increase in net investment income

Corporate Operations

The $88,229 decrease in revenues from Corporate Operations for the three months ended June 30, 2017 is primarily due to $102,650 of decreased net investment income that exceeded $14,421 of increased other income.

The $36,101 increased Corporate Operations profitability for the three months ended June 30, 2017 is primarily due to $124,330 of decreased operating expenses and $14,421 of increased other income that exceeded $102,650 of decreased net investment income.

Results of Operations – Six Months Ended June 30, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$7,502,035	$6,229,575	$1,272,460
Net investment income	7,664,935	6,618,837	1,046,098
Net realized investment gains	257,594	146,942	110,652
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	67,127	15,206	51,921
Total revenues	$15,267,441	$13,010,560	$2,256,881

The $2,256,881 increase in total revenues for the six months ended June 30, 2017 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$81,887	$123,184	$(41,297)
Whole life and term renewal	1,160,967	1,269,002	(108,035)
Final expense first year	2,281,387	1,605,631	675,756
Final expense renewal	3,971,224	2,853,184	1,118,040
Supplementary contracts with life contingencies	6,570	378,574	(372,004)
Total premiums	$7,502,035	$6,229,575	$1,272,460

The $1,272,460 increase in premiums for the six months ended June 30, 2017 is primarily due to the following: $1,118,040 increase in final expense renewal premiums, $675,756 increase in final expense first year premiums and $372,004 decrease in supplementary contracts with life contingencies premiums.

The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years. The decrease in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining life instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$3,155,895	$3,100,519	$55,376
Equity securities	10,158	13,840	(3,682)
Other long-term investments	1,739,479	1,170,324	569,155
Mortgage loans	3,544,031	2,681,498	862,533
Policy loans	56,017	52,589	3,428
Real estate	187,423	183,936	3,487
Short-term and other investments	223,084	142,144	80,940
Gross investment income	8,916,087	7,344,850	1,571,237
Investment expenses	(1,251,152)	(726,013)	525,139
Net investment income	$7,664,935	$6,618,837	$1,046,098

The $1,571,237 increase in gross investment income for the six months ended June 30, 2017 is primarily due to increases in investment in mortgage loans and other long-term investments. In the twelve months since June 30, 2016, our investments in mortgage loans have increased approximately $35.8 million and other long term investments have increased approximately $20.0 million.

The $525,139 increase in investment expense is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity and equity securities available-for-sale, early payoff of mortgage loans on real estate, sales of investment real estate and sales of other long-term investments.

Our net realized investment gains for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$12,603,249	$7,494,211	$5,109,038
Amortized cost at sale date	12,412,312	7,372,503	5,039,809
Net realized gains	$190,937	$121,708	$69,229
Equity securities available-for-sale:
Sale proceeds	$-	$128,010	$(128,010)
Cost at sale date	-	120,767	(120,767)
Net realized gains	$-	$7,243	$(7,243)
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$10,724,113	$3,661,522	$7,062,591
Principal collections	10,724,113	3,643,531	7,080,582
Net realized gains	$-	$17,991	$(17,991)
Investment real estate:
Sale proceeds	$190,084	$-	$190,084
Carrying value at sale date	185,702	-	185,702
Net realized gains	$4,382	$-	$4,382
Other long-term investments
Sale proceeds	$792,012	$-	$792,012
Carrying value at sale date	729,737	-	729,737
Net realized gains	$62,275	$-	$62,275
Net realized investment gains	$257,594	$146,942	$110,652

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the six months ended June 30, 2017 and the year ended December 31, 2016.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$2,441,964	$2,638,018	$(196,054)
Death benefits	2,433,581	1,986,288	447,293
Surrenders	531,588	336,369	195,219
Interest credited to policyholders	4,236,984	3,335,221	901,763
Dividend, endowment and supplementary life contract benefits	131,768	133,512	(1,744)
Total benefits and claims	9,775,885	8,429,408	1,346,477
Expenses
Policy acquisition costs deferred	(5,001,037)	(3,119,135)	(1,881,902)
Amortization of deferred policy acquisition costs	1,428,142	1,052,037	376,105
Amortization of value of insurance business acquired	209,464	189,210	20,254
Commissions	4,589,973	2,828,721	1,761,252
Other underwriting, insurance and acquisition expenses	3,226,423	2,879,526	346,897
Total expenses	4,452,965	3,830,359	622,606
Total benefits, claims and expenses	$14,228,850	$12,259,767	$1,969,083

The $1,969,083 increase in total benefits, claims and expenses for the six months ended June 30, 2017 is discussed below.

Benefits and Claims

The $1,346,477 increase in benefits and claims for the six months ended June 30, 2017 is primarily due to the following:

●

$901,763 increase in interest credited to policyholders is primarily due to an increase of approximately $77,300,000 in the amount of policyholders’ account balances in the consolidated statement of financial position (deposits and interest credited in excess of withdrawals) since June 30, 2016.

●

$447,293 increase in death benefits is primarily due to a $220,000 increase in whole life and term settlements, $152,000 increase in final expense settlements and a $92,000 decrease in ceded claims on incurred but not reported claims. The increase in final expense incurred claims is expected by the Company due to the continued growth in the number of final expense policies in force.

●	$195,219 increase in surrenders primarily corresponding to lapsation decisions on whole life and term and final expense policyholders.

●

$196,054 decrease in future policy benefits is primarily related to decreases in the number and amount of in force insurance related to the following products: supplemental contracts with life contingencies, modified premium whole life, traditional whole life and renewable and convertible term with either fully guaranteed or limited guaranteed premiums.

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

For the six months ended June 30, 2017 and 2016, capitalized costs were $5,001,037 and $3,119,135, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2017 and 2016 were $1,428,142 and $1,052,037, respectively.

The $1,881,902 increase in the 2017 acquisition costs deferred primarily relates to increased final expense and annuity production. The $376,105 increase in the 2017 amortization of deferred acquisition costs is primarily due to increased surrenders of final expense policies as the number of policies in force continued to grow combined with more policies submitted but not issued due to a change in vendors performing underwriting services on final expense policies. In addition, the increase in the 2017 amortization of deferred acquisition costs was impacted by the acceleration of amortization on annuity products from increased withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $209,464 and $189,210 for the six months ended June 30, 2017 and 2016, respectively.

Commissions

Our commissions for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Annuity	$1,371,805	$556,741	$815,064
Whole life and term first year	72,789	59,064	13,725
Whole life and term renewal	41,872	53,066	(11,194)
Final expense first year	2,728,416	1,908,577	819,839
Final expense renewal	375,091	251,273	123,818
Total commissions	$4,589,973	$2,828,721	$1,761,252

The $1,761,252 increase in commissions for the six months ended June 30, 2017 is primarily due to an $819,839 increase in final expense first year commissions that correspond to the $675,756 increase in final expense first year premiums and an $815,064 increase in annuity commissions that corresponds to a $31,536,844 increase in policyholders’ account deposits.

Other Underwriting, Insurance and Acquisition Expenses

The $346,897 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2017 was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased staffing levels and increased salary and bonus levels that exceeded the costs of the Company’s mortgage loan department that are fully assigned to investment expenses in 2017, decreased legal fees and no bad debts recorded in 2017 for FTCC.

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

For the six months ended June 30, 2017 and 2016, current income tax expense was $19,909 and $37,510, respectively. Deferred federal income tax expense was $207,160 and $79,871 for the six months ended June 30, 2017 and 2016, respectively. The increase in deferred income taxes is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $811,522 ($0.10 per common share basic and diluted) and $633,412 ($0.08 per common share basic and diluted) for the six months ended June 30, 2017 and 2016, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted for both the six months ended June 30, 2017 and 2016 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$8,597,949	$7,347,790	$1,250,159
Annuity operations	6,474,566	5,355,711	1,118,855
Corporate operations	194,926	307,059	(112,133)
Total	$15,267,441	$13,010,560	$2,256,881
Income before income taxes:
Life insurance operations	$554,026	$52,515	$501,511
Annuity operations	347,356	578,425	(231,069)
Corporate operations	137,209	119,853	17,356
Total	$1,038,591	$750,793	$287,798

Life Insurance Operations

The $1,250,159 increase in revenues from Life Insurance Operations for the six months ended June 30, 2017 is primarily due to the following:

●	$1,272,460 increase in premiums

●	$1,840 increase in other income

●	$7,643 decrease in net investment income

●	$16,498 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $501,511 increased profitability from Life Insurance Operations for the six months ended June 30, 2017 is primarily due to the following:

●	$1,272,460 increase in premiums

●	$829,133 increase in policy acquisition costs deferred net of amortization

●	$196,054 decrease in future policy benefits

●	$1,840 increase in other income

●	$1,744 decrease in dividend, endowment and supplementary life contract benefits

●	$7,643 decrease in net investment income

●	$10,127 increase in amortization of value of insurance business acquired

●	$16,498 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$176,752 increase in other underwriting, insurance and acquisition expenses

●	$195,219 increase in surrenders

●	$447,293 increase in death benefits

●	$946,188 increase in commissions

Annuity Operations

The $1,118,855 increase in revenues from Annuity Operations for the six months ended June 30, 2017 is due to the following:

●	$1,215,955 increase in net investment income

●	$97,100 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $231,069 decreased profitability from Annuity Operations for the six months ended June 30, 2017 is due to the following:

●	$901,763 increase in interest credited to policyholders

●	$815,064 increase in commissions

●	$299,634 increase in other underwriting, insurance and acquisition expenses

●	$97,100 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$10,127 increase in amortization of value of insurance business acquired

●	$676,664 increase in policy acquisition costs deferred net of amortization

●	$1,215,955 increase in net investment income

Corporate Operations

The $112,133 decrease in revenues from Corporate Operations for the six months ended June 30, 2017 is primarily due to $162,214 of decreased net investment income that exceeded $50,081 of increased other income.

The $17,356 increased Corporate Operations profitability for the six months ended June 30, 2017 is primarily due to $129,489 of decreased operating expenses and $50,081 of increased other income that exceeded $162,214 of decreased net investment income.

Consolidated Financial Condition

Our invested assets as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $146,815,391 and $128,310,625 as of June 30, 2017 and December 31, 2016, respectively)	$151,551,123	$129,311,155	$22,239,968
Available-for-sale equity securities at fair value (cost: $601,207 and $599,400 as of June 30, 2017 and December 31, 2016, respectively)	658,952	638,407	20,545
Mortgage loans on real estate	100,337,059	74,371,286	25,965,773
Investment real estate	2,248,228	2,506,673	(258,445)
Policy loans	1,604,260	1,598,116	6,144
Other long-term investments	57,895,580	46,788,873	11,106,707
Total investments	$314,295,202	$255,214,510	$59,080,692

The $22,239,968 and $4,382,839 increases in fixed maturity available-for-sale securities for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2017	2016
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$129,311,155	$134,556,027
Purchases	32,301,685	3,936,924
Unrealized appreciation	3,734,842	8,260,179
Net realized investment gains (losses)	(33,313)	121,708
Sales proceeds	(7,735,249)	(3,940,211)
Maturities	(4,868,000)	(3,554,000)
Transfer to other long-term investments	(729,737)	-
Premium amortization	(430,260)	(441,761)
Increase	22,239,968	4,382,839
Fixed maturity securities, available-for-sale, ending	$151,551,123	$138,938,866

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

The $20,545 increase and $118,531 decrease in equity securities available-for-sale for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2017	2016
	Amount	Amount
Equity securities, available-for-sale, beginning	$638,407	$892,800
Purchases	1,807	8,990
Sales proceeds	-	(128,010)
Unrealized appreciation (depreciation)	18,738	(6,754)
Net realized investment gains	-	7,243
Increase (decrease)	20,545	(118,531)
Equity securities, available-for-sale, ending	$658,952	$774,269

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

The $25,965,773 and $5,749,873 increases in mortgage loans on real estate for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2017	2016
	Amount	Amount
Mortgage loans on real estate, beginning	$74,371,286	$58,774,918
Purchases	36,741,329	9,362,778
Capitalization of loan origination fees	-	4,531
Discount accretion	72,996	63,395
Net realized investment gains	-	17,991
Payments	(10,724,113)	(3,661,522)
Increase in allowance for bad debts	(101,031)	(14,516)
Amortization of loan origination fees	(23,408)	(22,784)
Increase	25,965,773	5,749,873
Mortgage loans on real estate, ending	$100,337,059	$64,524,791

The $258,445 decrease and $125,878 increase in investment real estate for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended March 31,
	2017	2016
	Amount	Amount
Investment real estate, beginning	$2,506,673	$2,326,558
Purchases	-	198,621
Sales proceeds	(190,084)	-
Depreciation of building	(72,743)	(72,743)
Net realized investment gains	4,382	-
Increase (decrease)	(258,445)	125,878
Investment real estate, ending	$2,248,228	$2,452,436

The $11,106,707 and $6,329,864 increases in other long-term investments (composed primarily of lottery receivables) for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2017	2016
	Amount	Amount
Other long-term investments, beginning	$46,788,873	$31,566,927
Purchases	13,362,692	7,101,665
Transfer from fixed maturity available- for-sale securities	729,737	-
Accretion of discount	1,743,693	1,176,272
Net realized investment gains	62,275	-
Sales proceeds	(792,012)	-
Payments	(3,999,678)	(1,948,073)
Increase	11,106,707	6,329,864
Other long-term investments, ending	$57,895,580	$37,896,791

Our assets other than invested assets as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016

Cash and cash equivalents	$17,541,778	$34,223,945	$(16,682,167)
Accrued investment income	2,517,930	2,176,770	341,160
Recoverable from reinsurers	1,230,910	1,258,938	(28,028)
Agents' balances and due premiums	1,643,690	1,419,250	224,440
Deferred policy acquisition costs	21,695,607	18,191,990	3,503,617
Value of insurance business acquired	5,699,371	5,908,835	(209,464)
Other assets	13,628,298	14,858,375	(1,230,077)
Assets other than investment assets	$63,957,584	$78,038,103	$(14,080,519)

The $16,682,167 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $341,160 increase in accrued investment income is primarily due to the $59,080,692 increase in invested assets during the first six months of 2017.

The $224,440 increase in 2017 agents’ balances and due premiums is due to a $232,469 increase in agents’ balances and $8,029 decrease in due premiums. The increase in agents’ balances is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced, nor expects to experience, future collection problems.

Our other assets as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016
Advances to mortgage loan originator	$3,569,904	$5,207,380	$(1,637,476)
Federal and state income taxes recoverable	2,383,477	2,220,566	162,911
Notes receivable	448,508	464,366	(15,858)
Accrual of mortgage loan and long-term investment payments due	1,309,113	511,585	797,528
Receivable for securities sold	5,679,260	6,288,274	(609,014)
Guaranty funds	70,860	78,711	(7,851)
Other receivables, prepaid assets and deposits	167,176	87,493	79,683
Total other assets	$13,628,298	$14,858,375	$(1,230,077)

There was a $1,637,476 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

As of June 30, 2017, the Company had $5,679,260 in security sales where the trade date and settlement date were in different financial reporting periods compared to $6,288,274 of security sales overlapping financial reporting periods as of December 31, 2016.

There was a $797,528 increase in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in July 2017.

On April 15, 2017, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016

Policy liabilities
Policyholders' account balances	$285,235,552	$245,346,489	$39,889,063
Future policy benefits	46,708,192	44,266,227	2,441,965
Policy claims	915,170	997,814	(82,644)
Other policy liabilities	77,758	69,854	7,904
Total policy liabilities	332,936,672	290,680,384	42,256,288
Deferred federal income taxes	1,637,491	693,470	944,021
Other liabilities	3,639,385	5,598,484	(1,959,099)
Total liabilities	$338,213,548	$296,972,338	$41,241,210

The $39,889,063 and $10,275,020 increases in policyholders’ account balances for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six Months Ended June 30, (Unaudited)
	2017	2016
	Amount	Amount
Policyholders' account balances, beginning	$245,346,489	$197,688,616
Deposits	45,682,170	14,145,326
Withdrawals	(10,030,091)	(7,205,527)
Interest credited	4,236,984	3,335,221
Increase	39,889,063	10,275,020
Policyholders' account balances, ending	$285,235,552	$207,963,636

Policyholders’ account balances increased by $29,614,043 from $10,275,020 for the six months ended June 30, 2016 to $39,889,063 for the six months ended June 30, 2017. This increase in annuity deposits is due to the annuity contract provisions that are sought by policyholders especially current interest rates paid to policyholders and the minimum guaranteed interest rates during the contractual period.

The $2,441,965 increase in future policy benefits during the six months ended June 30, 2017 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $944,021 increase in deferred federal income taxes during the six months ended June 30, 2017 was due to $736,861 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $207,160 of operating deferred federal tax expense.

Our other liabilities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016
Suspense accounts payable	$2,839,859	$4,684,726	$(1,844,867)
Accrued expenses payable	523,767	527,938	(4,171)
Payable for securities purchased	154,049	234,225	(80,176)
Guaranty fund assessments	60,000	60,000	-
Unearned investment income	59,763	48,466	11,297
Deferred revenue	35,199	29,632	5,567
Unclaimed funds	19,360	23,057	(3,697)
Other payables, withholdings and escrows	(52,612)	(9,560)	(43,052)
Total other liabilities	$3,639,385	$5,598,484	$(1,959,099)

The $1,844,867 decrease in suspense accounts payable is primarily due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2017, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2017, we had cash and cash equivalents totaling $17,541,778. As of June 30, 2017, cash and cash equivalents of $2,679,775 and $9,601,690, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the Missouri Department of Insurance and OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $16,569,413 and $22,117,921 as of June 30, 2017 and December 31, 2016, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Net cash provided by operating activities	$1,235,293	$4,784,065	$(3,548,772)
Net cash used in investing activities	(53,569,539)	(9,964,945)	(43,604,594)
Net cash provided by financing activities	35,652,079	6,939,799	28,712,280
Increase (decrease) in cash	(16,682,167)	1,758,919	(18,441,086)
Cash and cash equivalents, beginning of period	34,223,945	9,047,586	25,176,359
Cash and cash equivalents, end of period	$17,541,778	$10,806,505	$6,735,273

The $1,235,293 and $4,784,065 of cash provided by operating activities for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2017	2016	2017 less 2016
Premiums collected	$7,518,703	$6,248,309	1,270,394
Net investment income collected	5,151,116	6,051,536	(900,420)
Death benefits paid	(2,488,197)	(1,859,694)	(628,503)
Surrenders paid	(531,588)	(336,369)	(195,219)
Commissions paid	(4,822,442)	(3,048,658)	(1,773,784)
Other underwriting, insurance and acquisition expenses paid	(3,130,568)	(2,656,545)	(474,023)
Taxes paid	(182,819)	(261,696)	78,877
Advances to mortgage loan originator	1,637,477	(1,980,343)	3,617,820
Deposited policy applications unissued	(1,844,872)	2,226,635	(4,071,507)
Decrease in short-term investment	-	549,822	(549,822)
Other	(71,517)	(148,932)	77,415
Increase in cash provided by operating activities	$1,235,293	$4,784,065	$(3,548,772)

Please see the statements of cash flows for the six months ended June 30, 2017 and 2016 for a summary of the components of net cash used in investing activities and provided by financing activities.

Our shareholders’ equity as of June 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2017	December 31, 2016	2017 less 2016

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2017 and December 31, 2016 and 7,802,593 outstanding as of June 30, 2017 and December 31, 2016)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of June 30, 2017 and December 31, 2016)	(893,947)	(893,947)	-
Accumulated other comprehensive income	3,766,117	818,676	2,947,441
Accumulated earnings	8,401,968	7,590,446	811,522
Total shareholders' equity	$40,039,238	$36,280,275	$3,758,963

The increase in shareholders’ equity of $3,758,963 for the six months ended June 30, 2017 is due to $2,947,441 of other comprehensive income and net income of $811,522.

Equity per common share outstanding increased 10.3% from $4.65 per share as of December 31, 2016 to $5.13 per share as of June 30, 2017, based upon 7,802,593 common shares outstanding as of both June 30, 2017 and December 31, 2016.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $4,793,477 and $1,039,897 as of June 30, 2017 and December 31, 2016, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $3,720,267 in unrealized gains arising for the six months ended June 30, 2017 has been offset by the 2017 net realized investment losses of $33,313 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $3,753,580.

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

As of June 30, 2017, cash and cash equivalents, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2017, the Company has outstanding advances to this loan originator totaling $3,569,904. The advances are secured by $4,536,984 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,930,096 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2017, $557,042 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2017, $400,003 of that escrow amount is available to the Company as additional collateral on $3,569,904 of advances to the loan originator. The remaining June 30, 2017 escrow amount of $157,039 is available to the Company as additional collateral on its investment of $31,407,826 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2017 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew can appeal this decision by the jury that will require him to post a bond in the amount of the total judgment of $4,300,000. Should Mr. Pettigrew fail to post such a bond, the Company and Mr. Zahn will be permitted to execute on Mr. Pettigrew's assets. To date, Mr. Pettigrew has failed to post this bond and, as a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. While the Company and Mr. Zahn will continue to execute on the judgments, any money or property collected during the execution of the judgments would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

On August 1, 2016, FBLIC filed a Petition for Leave to Appeal with the Missouri Court of Appeals, Southern District asking for permission to appeal the Court’s class certification. The Petition for Leave to Appeal was denied. FBLIC intends to defend vigorously against the class and individual allegations. The Company is unable to determine the potential magnitude of the claims in the event of a final certification and the plaintiffs prevailing on this substantive action. The trial in this case will be before a judge and is scheduled to begin on November 27, 2017.

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

Doyle Nimmo subsequently submitted a claim and tendered the defense of these claims to Utica Mutual Insurance Company under a policy providing Insurance Agents and Brokers Errors and Omissions Liability coverage. On November 4, 2015, Utica Mutual Insurance Company filed a lawsuit against Doyle Nimmo and other interested parties, including FBLIC and TLIC. The lawsuit was pending in the District Court for the Western District of Missouri and asked the Court to determine whether the Errors and Omissions policy provides coverage for the lawsuits filed against Doyle Nimmo. Utica Mutual Insurance Company did not seek a monetary judgment against FBLIC or TLIC.

On June 14, 2017, FBLIC and Doyle Nimmo executed a settlement to dismiss with prejudice all claims, causes of action and demands between them arising out of or in any way relating to the transactions and occurrences connected to the legal proceedings described above. The settlement proceeds included payments of $90,000 to FBLIC by Utica Mutual Insurance Company and $10,000 to FBLIC by Doyle Nimmo. The settlement also included an agreement whereby FBLIC and Doyle Nimmo bore exclusive liability for payment of their respective attorneys’ fees, lawsuit expenses, expert consulting fees and taxable costs of court incurred in connection with prosecution and/or defense of the claims, causes of action and demands related to the legal proceedings described above.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

August 10, 2017	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 10, 2017	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer