Form 10-Q
period 2017-09-30
First Trinity Financial CORP
filed 2017-11-09
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2017

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 6, 2017: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2017 (Unaudited) and December 31, 2016	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4. Controls and Procedures	67

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3. Defaults upon Senior Securities	69

Item 4. Mine Safety Disclosures	69

Item 5. Other Information	69

Item 6. Exhibits	69

Signatures	70

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $142,612,677 and $128,310,265 as of September 30, 2017 and December 31, 2016, respectively)	$148,042,788	$129,311,155
Available-for-sale equity securities at fair value (cost: $602,232 and $599,400 as of September 30, 2017 and December 31, 2016, respectively)	672,358	638,407
Mortgage loans on real estate	103,013,015	74,371,286
Investment real estate	2,354,311	2,506,673
Policy loans	1,626,771	1,598,116
Other long-term investments	57,675,405	46,788,873
Total investments	313,384,648	255,214,510
Cash and cash equivalents	28,959,503	34,223,945
Accrued investment income	2,618,245	2,176,770
Recoverable from reinsurers	1,157,109	1,258,938
Agents' balances and due premiums	1,602,599	1,419,250
Deferred policy acquisition costs	23,164,372	18,191,990
Value of insurance business acquired	5,610,747	5,908,835
Other assets	10,059,398	14,858,375
Total assets	$386,556,621	$333,252,613
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$292,128,688	$245,346,489
Future policy benefits	48,002,489	44,266,227
Policy claims	1,027,121	997,814
Other policy liabilities	90,487	69,854
Total policy liabilities	341,248,785	290,680,384
Deferred federal income taxes	2,071,174	693,470
Other liabilities	1,395,790	5,598,484
Total liabilities	344,715,749	296,972,338
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2017 and December 31, 2016 and 7,802,593 outstanding as of September 30, 2017 and December 31, 2016)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of September 30, 2017 and December 31, 2016)	(893,947)	(893,947)
Accumulated other comprehensive income	4,323,099	818,676
Accumulated earnings	9,646,620	7,590,446
Total shareholders' equity	41,840,872	36,280,275
Total liabilities and shareholders' equity	$386,556,621	$333,252,613

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$4,058,629	$3,197,228	$11,560,664	$9,426,803
Net investment income	4,631,892	3,303,980	12,296,827	9,922,817
Net realized investment gains (losses)	(3,486)	160,308	254,108	307,250
Loss on other-than-temporary impairments	-	-	(224,250)	-
Other income	25,249	10,053	92,376	25,259
Total revenues	8,712,284	6,671,569	23,979,725	19,682,129
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,291,943	1,357,212	3,733,907	3,995,230
Death benefits	1,310,697	881,928	3,744,278	2,868,216
Surrenders	186,202	205,356	717,790	541,725
Interest credited to policyholders	2,293,419	1,754,941	6,530,403	5,090,162
Dividend, endowment and supplementary life contract benefits	68,492	81,040	200,260	214,552
Total benefits and claims	5,150,753	4,280,477	14,926,638	12,709,885
Policy acquisition costs deferred	(2,369,432)	(2,023,246)	(7,370,469)	(5,142,381)
Amortization of deferred policy acquisition costs	890,135	536,901	2,318,277	1,588,938
Amortization of value of insurance business acquired	88,625	91,966	298,089	281,175
Commissions	2,051,910	1,954,586	6,641,883	4,783,307
Other underwriting, insurance and acquisition expenses	1,362,524	1,244,013	4,588,947	4,123,540
Total expenses	2,023,762	1,804,220	6,476,727	5,634,579
Total benefits, claims and expenses	7,174,515	6,084,697	21,403,365	18,344,464
Income before total federal income tax expense	1,537,769	586,872	2,576,360	1,337,665
Current federal income tax expense (benefit)	(1,320)	4,472	18,589	41,982
Deferred federal income tax expense	294,437	83,814	501,597	163,685
Total federal income tax expense	293,117	88,286	520,186	205,667
Net income	$1,244,652	$498,586	$2,056,174	$1,131,998
Net income per common share basic and diluted	$0.16	$0.06	$0.26	$0.15

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,244,652	$498,586	$2,056,174	$1,131,998
Other comprehensive income
Total net unrealized investment gains arising during the period	703,274	1,058,518	4,423,541	9,440,894
Less net realized investment gains (losses)	(3,486)	206,890	(36,799)	335,841
Net unrealized investment gains	706,760	851,628	4,460,340	9,105,053
Less adjustment to deferred acquisition costs	10,532	19,392	79,810	146,605
Other comprehensive income before federal income tax expense	696,228	832,236	4,380,530	8,958,448
Federal income tax expense	139,246	166,449	876,107	1,791,689
Total other comprehensive income	556,982	665,787	3,504,423	7,166,759
Total comprehensive income	$1,801,634	$1,164,373	$5,560,597	$8,298,757

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	1,131,998	1,131,998
Other comprehensive income	-	-	-	7,166,759	-	7,166,759
Balance as of September 30, 2016	$80,502	$28,684,598	$(893,947)	$4,510,942	$6,131,705	$38,513,800

Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	2,056,174	2,056,174
Other comprehensive income	-	-	-	3,504,423	-	3,504,423
Balance as of September 30, 2017	$80,502	$28,684,598	$(893,947)	$4,323,099	$9,646,620	$41,840,872

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$2,056,174	$1,131,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	109,435	109,587
Accretion of discount on investments	(2,298,768)	(1,278,028)
Net realized investment gains	(254,108)	(307,250)
Loss on other-than-temporary impairment	224,250	-
Amortization of policy acquisition cost	2,318,277	1,588,938
Policy acquisition cost deferred	(7,370,469)	(5,142,381)
Mortgage loan origination fees deferred	-	(4,530)
Amortization of loan origination fees	44,351	54,032
Amortization of value of insurance business acquired	298,089	281,175
Allowance for mortgage loan losses	105,024	36,096
Provision for deferred federal income tax expense	501,597	163,685
Interest credited to policyholders	6,530,403	5,090,162
Change in assets and liabilities:
Accrued investment income	(441,475)	56,974
Policy loans	(28,655)	(75,655)
Short-term investments	-	549,850
Recoverable from reinsurers	101,829	(37,538)
Agents' balances and due premiums	(183,349)	(344,558)
Other assets (excludes depreciation of $320 in 2017 and change in receivable for securities sold of $5,738,274 and ($44,068) in 2017 and 2016, respectively).	(939,617)	(3,998,677)
Future policy benefits	3,736,262	4,002,756
Policy claims	29,307	94,291
Other policy liabilities	20,633	5,631
Other liabilities (excludes change in payable for securities purchased of ($57,976) and $15,424 in 2017 and 2016, respectively).	(4,144,719)	2,252,361
Net cash provided by operating activities	414,471	4,228,919

Investing activities
Purchases of fixed maturity securities	(32,830,057)	(6,163,564)
Maturities of fixed maturity securities	6,762,000	4,657,000
Sales of fixed maturity securities	10,378,173	10,205,935
Purchases of equity securities	(2,832)	(14,480)
Sales of equity securities	-	128,010
Purchases of mortgage loans	(44,857,137)	(20,669,087)
Payments on mortgage loans	16,129,739	11,317,427
Purchases of other long-term investments	(14,036,084)	(11,340,463)
Payments on other long-term investments	5,863,095	3,114,728
Sale of other long-term investments	792,012	-
Sales of real estate	190,084	-
Net change in receivable and payable for securities sold and purchased	5,680,298	(28,644)
Net cash used in investing activities	(45,930,709)	(8,793,138)

Financing activities
Policyholders' account deposits	54,296,750	32,177,094
Policyholders' account withdrawals	(14,044,954)	(9,957,150)
Net cash provided by financing activities	40,251,796	22,219,944

Increase (decrease) in cash	(5,264,442)	17,655,725
Cash and cash equivalents, beginning of period	34,223,945	9,047,586
Cash and cash equivalents, end of period	$28,959,503	$26,703,311

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During 2017 the Company reclassified an available-for-sale fixed maturity security totaling $729,737 to other long-term investments due to a recent third party information change indicating the security does not qualify for available-for-sale treatment.

In conjunction with this reclassification, the non-cash impact on investing activities is summarized as follows:

Nine Months Ended
September 30, 2017
Reduction in available-for-securities fixed maturity securities	$729,737
Other long-term invesments	(729,737)
Net cash provided (used) in investing activities	$-

During 2017 and 2016, the Company foreclosed on residential mortgage loans of real estate totaling $142,455 and $198,622, respectively, and transferred those properties to investment real estate that are now held for sale. The Company reduced the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Reductions in mortgage loans due to foreclosure	$142,455	$198,622
Investment real estate held-for-sale acquired through foreclosure	(142,455)	(198,622)
Net cash provided (used) in investing activities	$-	$-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

Acquisitions

On December 23, 2008, FTFC acquired 100% of the outstanding common stock of First Life America Corporation (“FLAC”) from an unaffiliated company. The acquisition of FLAC was accounted for as a purchase. The aggregate purchase price for FLAC was $2,695,234 including direct costs associated with the acquisition of $195,234. The acquisition of FLAC was financed with the working capital of FTFC.

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

September 30, 2017

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2016.

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

September 30, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2017 through the date that these financial statements have been issued.

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

September 30, 2017

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

September 30, 2017

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

September 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Compensation — Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued updated guidance related to a change to the terms or conditions (modification) of a share-based payment award.  The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification.

The updated guidance is effective for the quarter ending March 31, 2018.  The update is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted in any interim periods for which financial statements have not yet been made available for issuance. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2017 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,976,500	$62,463	$57,498	$2,981,465
States and political subdivisions	9,386,211	310,486	27,856	9,668,841
Residential mortgage-backed securities	29,190	42,635	-	71,825
Corporate bonds	109,002,252	4,696,310	504,634	113,193,928
Foreign bonds	21,218,524	1,008,329	100,124	22,126,729
Total fixed maturity securities	142,612,677	6,120,223	690,112	148,042,788
Equity securities
Mutual funds	347,311	2,162	-	349,473
Corporate preferred stock	99,945	2,075	-	102,020
Corporate common stock	154,976	65,889	-	220,865
Total equity securities	602,232	70,126	-	672,358
Total fixed maturity and equity securities	$143,214,909	$6,190,349	$690,112	$148,715,146

	December 31, 2016
Fixed maturity securities
U.S. government and U.S. government agencies	$3,157,889	$99,086	$71,592	$3,185,383
States and political subdivisions	9,172,533	144,947	66,584	9,250,896
Residential mortgage-backed securities	33,970	36,757	-	70,727
Corporate bonds	100,268,424	2,324,712	1,613,095	100,980,041
Foreign bonds	15,677,449	394,742	248,083	15,824,108
Total fixed maturity securities	128,310,265	3,000,244	1,999,354	129,311,155
Equity securities
Mutual funds	344,783	-	2,869	341,914
Corporate preferred stock	99,945	-	3,585	96,360
Corporate common stock	154,672	45,461	-	200,133
Total equity securities	599,400	45,461	6,454	638,407
Total fixed maturity and equity securities	$128,909,665	$3,045,705	$2,005,808	$129,949,562

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2017 and December 31, 2016 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2017 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$476,388	$4,294	4
States and political subdivisions	1,409,461	27,856	8
Corporate bonds	4,658,050	94,634	19
Foreign bonds	1,557,436	39,316	5
Total less than 12 months	8,101,335	166,100	36
More than 12 months
U.S. government and U.S. government agencies	1,196,274	53,204	3
Corporate bonds	4,783,721	410,000	18
Foreign bonds	516,695	60,808	3
Total more than 12 months	6,496,690	524,012	24
Total fixed maturity securities in an unrealized loss position	$14,598,025	$690,112	60

	December 31, 2016
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,878,308	$71,592	6
States and political subdivisions	2,532,653	66,584	14
Corporate bonds	23,721,217	696,066	92
Foreign bonds	5,087,133	155,833	16
Total less than 12 months	33,219,311	990,075	128
More than 12 months
Corporate bonds	8,004,923	917,029	36
Foreign bonds	1,024,548	92,250	6
Total more than 12 months	9,029,471	1,009,279	42
Total fixed maturity securities in an unrealized loss position	42,248,782	1,999,354	170
Equity securities
Less than 12 months
Corporate preferred stock	96,360	3,585	2
Total less than 12 months	96,360	3,585	2
More than 12 months
Mutual funds	89,113	2,869	1
Total more than 12 months	89,113	2,869	1
Total equity securities in an unrealized loss position	185,473	6,454	3
Total fixed maturity and equity securities in an unrealized loss position	$42,434,255	$2,005,808	173

As of September 30, 2017, the Company held 60 available-for-sale fixed maturity securities with an unrealized loss of $690,112, fair value of $14,598,025 and amortized cost of $15,288,137. These unrealized losses were primarily due to market interest rate movements in the bond market as of September 30, 2017. The ratio of the fair value to the amortized cost of these 60 securities is 95%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

Fixed maturity securities were 93% and 92% investment grade as rated by Standard & Poor’s as of September 30, 2017 and December 31, 2016, respectively.

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

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2017 and December 31, 2016, are summarized as follows:

	(Unaudited)
	September 30, 2017	December 31, 2016
Unrealized appreciation on available-for-sale securities	$5,500,237	$1,039,897
Adjustment to deferred acquisition costs	(96,363)	(16,553)
Deferred income taxes	(1,080,775)	(204,668)
Net unrealized appreciation on available-for-sale securities	$4,323,099	$818,676

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $57,675,405 and $46,788,873 as of September 30, 2017 and December 31, 2016, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2017, by contractual maturity, are summarized as follows:

	September 30, 2017 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,267,264	$7,331,950	$8,248,410	$8,361,971
Due after one year through five years	30,208,994	31,312,939	23,377,949	25,433,045
Due after five years through ten years	38,476,332	39,833,033	16,190,560	19,790,751
Due after ten years	66,630,897	69,493,041	9,858,486	15,836,022
Due at multiple maturity dates	29,190	71,825	-	-
	$142,612,677	$148,042,788	$57,675,405	$69,421,789

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$4,536,924	$7,368,724	$-	$-	$5,405,626	$7,655,905	$-	$-
Gross realized gains	37,337	242,910	-	-	-	-	-	-
Gross realized losses	(40,823)	(36,020)	-	-	-	(46,582)	-	-
Loss on other-than-temporary impairment	-	-	-	-	-	-	-	-

Three Months Ended September 30, (Unaudited)
Other Long-Term Investments
	2017	2016
Proceeds	$-	$-
Gross realized gains	-	-
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$17,140,173	$14,862,935	$-	$128,010	$16,129,739	$11,317,427	$190,084	$-
Gross realized gains	564,589	405,960	-	8,711	-	-	6,050	-
Gross realized losses	(377,138)	(77,362)	-	(1,468)	-	(28,591)	(1,668)	-
Loss on other-than-temporary impairment	(224,250)	-	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Other Long-Term Investments
	2017	2016
Proceeds	$792,012	$-
Gross realized gains	62,275	-
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments (continued)

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the three and nine months ended September 30, 2017 and 2016 and the amount of realized investment gains on fixed maturity securities available-for-sale, equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Change in unrealized investment gains:
Available-for-sale securities:
Fixed maturity securities	$694,379	$817,963	$4,429,221	$9,078,142
Equity securities	12,381	33,665	31,119	26,911
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(3,486)	206,890	187,451	328,598
Equity securities	-	-	-	7,243
Mortgage loans on real estate	-	(46,582)	-	(28,591)
Investment real estate	-	-	4,382	-
Other long-term investments	-	-	62,275	-

Major categories of net investment income for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Fixed maturity securities	$1,731,931	$1,435,041	$4,887,826	$4,535,560
Equity securities	4,382	6,728	14,540	20,568
Other long-term investments	967,959	687,042	2,707,438	1,857,366
Mortgage loans	2,379,176	1,417,445	5,923,207	4,098,943
Policy loans	28,640	27,348	84,657	79,937
Real estate	93,943	62,391	281,366	246,327
Short-term and other investments	72,935	56,806	296,019	198,950
Gross investment income	5,278,966	3,692,801	14,195,053	11,037,651
Investment expenses	(647,074)	(388,821)	(1,898,226)	(1,114,834)
Net investment income	$4,631,892	$3,303,980	$12,296,827	$9,922,817

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2017 and December 31, 2016, these required deposits, included in investment assets, had amortized costs that totaled $3,702,658 and $4,099,405, respectively. As of September 30, 2017 and December 31, 2016, these required deposits had fair values that totaled $3,726,812 and $4,125,116, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)
	September 30, 2017	December 31, 2016
Commercial and industrial mortgage loans

Retail stores	$1,250,052	$1,075,324
Office buildings	138,463	179,484
Industrial	432,351	-

Total commercial and industrial mortgage loans	1,820,866	1,254,808

Residential mortgage loans	101,192,149	73,116,478

Total mortgage loans	$103,013,015	$74,371,286

The Company’s investment real estate as of September 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)
	September 30, 2017	December 31, 2016
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,158,810)	(1,049,695)
Buildings net of accumulated depreciation	1,108,747	1,217,862
Residential real estate - held for sale	287,249	330,496
Total residential real estate	287,249	330,496
Investment real estate, net of accumulated depreciation	$2,354,311	$2,506,673

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

During 2017 and 2016, the Company foreclosed on residential mortgage loans of real estate totaling $142,455 and $198,622, respectively, and transferred those properties to investment real estate that are now held for sale.

During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,702. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,084.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

 3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2017 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,981,465	$-	$2,981,465
States and political subdivisions	-	9,668,841	-	9,668,841
Residential mortgage-backed securities	-	71,825	-	71,825
Corporate bonds	-	113,193,928	-	113,193,928
Foreign bonds	-	22,126,729	-	22,126,729
Total fixed maturity securities	$-	$148,042,788	$-	$148,042,788

Equity securities, available-for-sale
Mutual funds	$-	$349,473	$-	$349,473
Corporate preferred stock	102,020	-	-	102,020
Corporate common stock	159,365	-	61,500	220,865
Total equity securities	$261,385	$349,473	$61,500	$672,358

	December 31, 2016
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,185,383	$-	$3,185,383
States and political subdivisions	-	9,250,896	-	9,250,896
Residential mortgage-backed securities	-	70,727	-	70,727
Corporate bonds	-	100,980,041	-	100,980,041
Foreign bonds	-	15,824,108	-	15,824,108
Total fixed maturity securities	$-	$129,311,155	$-	$129,311,155

Equity securities, available-for-sale
Mutual funds	$-	$341,914	$-	$341,914
Corporate preferred stock	96,360	-	-	96,360
Corporate common stock	138,633	-	61,500	200,133
Total equity securities	$234,993	$341,914	$61,500	$638,407

As of September 30, 2017 and December 31, 2016, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

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

September 30, 2017

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2017 and December 31, 2016, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2017 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and industrial	$1,820,866	$1,823,474	$-	$-	$1,823,474
Residential	101,192,149	103,364,612	-	-	103,364,612
Policy loans	1,626,771	1,626,771	-	-	1,626,771
Other long-term investments	57,675,405	69,421,789	-	-	69,421,789
Cash and cash equivalents	28,959,503	28,959,503	28,959,503	-	-
Accrued investment income	2,618,245	2,618,245	-	-	2,618,245
Total financial assets	$193,892,939	$205,973,290	$28,959,503	$-	$177,013,787
Financial liabilities
Policyholders' account balances	$292,128,688	$239,162,237	$-	$-	$239,162,237
Policy claims	1,027,121	1,027,121	-	-	1,027,121
Total financial liabilities	$293,155,809	$240,189,358	$-	$-	$240,189,358

	December 31, 2016
Financial assets
Mortgage loans on real estate
Commercial	$1,254,808	$1,268,140	$-	$-	$1,268,140
Residential	73,116,478	70,383,661	-	-	70,383,661
Policy loans	1,598,116	1,598,116	-	-	1,598,116
Other long-term investments	46,788,873	55,890,429	-	-	55,890,429
Cash and cash equivalents	34,223,945	34,223,945	34,223,945	-	-
Accrued investment income	2,176,770	2,176,770	-	-	2,176,770
Total financial assets	$159,158,990	$165,541,061	$34,223,945	$-	$131,317,116
Financial liabilities
Policyholders' account balances	$245,346,489	$206,541,702	$-	$-	$206,541,702
Policy claims	997,814	997,814	-	-	997,814
Total financial liabilities	$246,344,303	$207,539,516	$-	$-	$207,539,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread. For commercial and industrial mortgage loans, the discount rate used was assumed to be the interest rate on the last commercial mortgage acquired by the Company.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2017	2016	2017	2016
Revenues:
Life insurance operations	$4,723,138	$3,720,401	$13,321,087	$11,068,191
Annuity operations	3,903,408	2,802,934	10,377,974	8,158,645
Corporate operations	85,738	148,234	280,664	455,293
Total	$8,712,284	$6,671,569	$23,979,725	$19,682,129

Income before income taxes:
Life insurance operations	$345,522	$35,230	$899,547	$87,745
Annuity operations	1,141,492	436,051	1,488,848	1,014,476
Corporate operations	50,755	115,591	187,965	235,444
Total	$1,537,769	$586,872	$2,576,360	$1,337,665

Depreciation and amortization expense:
Life insurance operations	$858,012	$541,995	$1,828,933	$1,540,582
Annuity operations	178,063	154,648	941,219	493,151
Corporate operations	-	-	-	-
Total	$1,036,075	$696,643	$2,770,152	$2,033,733

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets:
Life insurance operations	$54,305,804	$50,577,282
Annuity operations	325,089,923	275,745,766
Corporate operations	7,160,894	6,929,565
Total	$386,556,621	$333,252,613

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2014 through 2016 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

September 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, 2017 and 2016 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of July 1, 2017	$3,834,781	$(68,664)	$3,766,117
Other comprehensive income before reclassifications, net of tax	562,619	(8,426)	554,193
Less amounts reclassified from accumulated other comprehensive income, net of tax	(2,789)	-	(2,789)
Other comprehensive income	565,408	(8,426)	556,982
Balance as of September 30, 2017	$4,400,189	$(77,090)	$4,323,099

Balance as of July 1, 2016	$3,906,866	$(61,711)	$3,845,155
Other comprehensive income before reclassifications, net of tax	846,814	(15,514)	831,300
Less amounts reclassified from accumulated other comprehensive income, net of tax	165,513	-	165,513
Other comprehensive income	681,301	(15,514)	665,787
Balance as of September 30, 2016	$4,588,167	$(77,225)	$4,510,942

	Nine Months Ended September 30, 2017 and 2016 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	3,538,833	(63,849)	3,474,984
Less amounts reclassified from accumulated other comprehensive income, net of tax	(29,439)	-	(29,439)
Other comprehensive income	3,568,272	(63,849)	3,504,423
Balance as of September 30, 2017	$4,400,189	$(77,090)	$4,323,099

Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	7,552,715	(117,284)	7,435,431
Less amounts reclassified from accumulated other comprehensive loss, net of tax	268,672	-	268,672
Other comprehensive income	7,284,043	(117,284)	7,166,759
Balance as of September 30, 2016	$4,588,167	$(77,225)	$4,510,942

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$703,274	$140,655	$562,619
Reclassification adjustment for net losses included in operations	(3,486)	(697)	(2,789)
Net unrealized gains on investments	706,760	141,352	565,408
Adjustment to deferred acquisition costs	(10,532)	(2,106)	(8,426)
Total other comprehensive income	$696,228	$139,246	$556,982

	Three Months Ended September 30, 2016 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,058,518	$211,704	$846,814
Reclassification adjustment for net gains included in operations	206,890	41,377	165,513
Net unrealized gains on investments	851,628	170,327	681,301
Adjustment to deferred acquisition costs	(19,392)	(3,878)	(15,514)
Total other comprehensive income	$832,236	$166,449	$665,787

	Nine Months Ended September 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,423,541	$884,708	$3,538,833
Reclassification adjustment for net losses included in operations	(36,799)	(7,360)	(29,439)
Net unrealized gains on investments	4,460,340	892,068	3,568,272
Adjustment to deferred acquisition costs	(79,810)	(15,961)	(63,849)
Total other comprehensive income	$4,380,530	$876,107	$3,504,423

	Nine Months Ended September 30, 2016 (Unaudited)
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$9,440,894	$1,888,179	$7,552,715
Reclassification adjustment for net gains included in operations	335,841	67,169	268,672
Net unrealized gains on investments	9,105,053	1,821,010	7,284,043
Adjustment to deferred acquisition costs	(146,605)	(29,321)	(117,284)
Total other comprehensive income	$8,958,448	$1,791,689	$7,166,759

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2017	2016	2017	2016
Unrealized gains on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(3,486)	$206,890	$(36,799)	$335,841
Income tax expense (benefit) (b)	(697)	41,377	(7,360)	67,169
Total reclassification adjustments	$(2,789)	$165,513	$(29,439)	$268,672

(a)	These items appear within net realized investment gains (losses) and other-than-temporary impairments in the consolidated statements of operations.
(b)	These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing

The allowance for possible loan losses from investments in mortgage loans on real estate and loans from premium financing is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the residential and commercial and industrial mortgage loan and premium financing loan portfolios. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan and premium finance loan portfolios and reduces the carrying value of investments in mortgage loans on real estate and premium finance loans to the estimated net realizable value on the consolidated statement of financial position.

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

As of September 30, 2017, $559,570 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of September 30, 2017, $161,907 of that escrow amount is available to the Company for possible losses on its investment of $32,381,460 in residential mortgage loans on real estate with one loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

In addition, the Company has an additional $349,451 allowance for possible loan losses in the remaining $70,631,555 of investments in mortgage loans on real estate as of September 30, 2017.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the three and nine months ended September 30, 2017 and 2016 are summarized as follows (excluding $32,381,460 and $23,962,879 of mortgage loans on real estate as of September 30, 2017 and 2016, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	As of and for the Three Months Ended September 30,
	Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning:	$336,180	$191,332	$9,278	$6,532	$-	$279,662	$345,458	$477,526
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	4,121	21,690	(128)	(110)	-	-	3,993	21,580
Allowance, ending	$340,301	$213,022	$9,150	$6,422	$-	$279,662	$349,451	$499,106

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$279,662	$-	$279,662
Collectively evaluated for impairment	$340,301	$213,022	$9,150	$6,422	$-	$-	$349,451	$219,444

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$347,885	$-	$347,885
Collectively evaluated for impairment	$68,810,689	$42,656,344	$1,820,866	$1,278,080	$-	$-	$70,631,555	$43,934,424

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

	(Unaudited)
	As of and for the Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning:	$238,121	$175,988	$6,306	$7,360	$-	$197,172	$244,427	$380,520
Charge offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	102,180	37,034	2,844	(938)	-	82,490	105,024	118,586
Allowance, ending	$340,301	$213,022	$9,150	$6,422	$-	$279,662	$349,451	$499,106

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$279,662	$-	$279,662
Collectively evaluated for impairment	$340,301	$213,022	$9,150	$6,422	$-	$-	$349,451	$219,444

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$347,885	$-	$347,885
Collectively evaluated for impairment	$68,810,689	$42,656,344	$1,820,866	$1,278,080	$-	$-	$70,631,555	$43,934,424

The Company utilizes the ratio of the carrying value of individual residential and commercial and industrial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of September 30, 2017 and December 31, 2016 are summarized as follows:

			Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio			September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Over 70%	to	80%	$19,116,003	$14,559,541	$-	$-	$19,116,003	$14,559,541
Over 60%	to	70%	35,351,370	29,738,887	-	-	35,351,370	29,738,887
Over 50%	to	60%	25,489,059	15,440,364	844,438	1,051,155	26,333,497	16,491,519
Over 40%	to	50%	13,520,426	10,399,031	-	-	13,520,426	10,399,031
Over 30%	to	40%	4,628,716	2,184,351	661,367	203,653	5,290,083	2,388,004
Over 20%	to	30%	2,287,087	467,410	170,935	-	2,458,022	467,410
Over 10%	to	20%	755,782	317,936	144,126	-	899,908	317,936
10%	or	less	43,706	8,958	-	-	43,706	8,958
Total			$101,192,149	$73,116,478	$1,820,866	$1,254,808	$103,013,015	$74,371,286

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

Compensation — Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued updated guidance related to a change to the terms or conditions (modification) of a share-based payment award.  The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification.

The updated guidance is effective for the quarter ending March 31, 2018.  The update is to be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted in any interim periods for which financial statements have not yet been made available for issuance. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2017 and 2016

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$4,058,629	$3,197,228	$861,401
Net investment income	4,631,892	3,303,980	1,327,912
Net realized investment gains (losses)	(3,486)	160,308	(163,794)
Other income	25,249	10,053	15,196
Total revenues	8,712,284	6,671,569	2,040,715
Benefits and claims	5,150,753	4,280,477	870,276
Expenses	2,023,762	1,804,220	219,542
Total benefits, claims and expenses	7,174,515	6,084,697	1,089,818
Income before federal income tax expense	1,537,769	586,872	950,897
Federal income tax expense	293,117	88,286	204,831
Net income	$1,244,652	$498,586	$746,066
Net income per common share basic and diluted	$0.16	$0.06	$0.10

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$11,560,664	$9,426,803	$2,133,861
Net investment income	12,296,827	9,922,817	2,374,010
Net realized investment gains	254,108	307,250	(53,142)
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	92,376	25,259	67,117
Total revenues	23,979,725	19,682,129	4,297,596
Benefits and claims	14,926,638	12,709,885	2,216,753
Expenses	6,476,727	5,634,579	842,148
Total benefits, claims and expenses	21,403,365	18,344,464	3,058,901
Income before federal income tax expense	2,576,360	1,337,665	1,238,695
Federal income tax expense	520,186	205,667	314,519
Net income	$2,056,174	$1,131,998	$924,176
Net income per common share basic and diluted	$0.26	$0.15	$0.11

Consolidated Condensed Financial Position as of September 30, 2017 and December 31, 2016

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016

Investment assets	$313,384,648	$255,214,510	$58,170,138
Other assets	73,171,973	78,038,103	(4,866,130)
Total assets	$386,556,621	$333,252,613	$53,304,008

Policy liabilities	$341,248,785	$290,680,384	$50,568,401
Deferred federal income taxes	2,071,174	693,470	1,377,704
Other liabilities	1,395,790	5,598,484	(4,202,694)
Total liabilities	344,715,749	296,972,338	47,743,411
Shareholders' equity	41,840,872	36,280,275	5,560,597
Total liabilities and shareholders' equity	$386,556,621	$333,252,613	$53,304,008

Shareholders' equity per common share	$5.36	$4.65	$0.71

Results of Operations – Three Months Ended September 30, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$4,058,629	$3,197,228	$861,401
Net investment income	4,631,892	3,303,980	1,327,912
Net realized investment gains (losses)	(3,486)	160,308	(163,794)
Other income	25,249	10,053	15,196
Total revenues	$8,712,284	$6,671,569	$2,040,715

The $2,040,715 increase in total revenues for the three months ended September 30, 2017 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$43,122	$44,599	$(1,477)
Whole life and term renewal	557,335	588,416	(31,081)
Final expense first year	1,215,515	920,613	294,902
Final expense renewal	2,242,657	1,643,600	599,057
Total premiums	$4,058,629	$3,197,228	$861,401

The $861,401 increase in premiums for the three months ended September 30, 2017 is primarily due to a $599,057 increase in final expense renewal premiums and a $294,902 increase in final expense first year premiums. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$1,731,931	$1,435,041	$296,890
Equity securities	4,382	6,728	(2,346)
Other long-term investments	967,959	687,042	280,917
Mortgage loans	2,379,176	1,417,445	961,731
Policy loans	28,640	27,348	1,292
Real estate	93,943	62,391	31,552
Short-term and other investments	72,935	56,806	16,129
Gross investment income	5,278,966	3,692,801	1,586,165
Investment expenses	(647,074)	(388,821)	258,253
Net investment income	$4,631,892	$3,303,980	$1,327,912

The $1,586,165 increase in gross investment income for the three months ended September 30, 2017 is primarily due to increases in investments in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since September 30, 2016, we had increased investments in mortgage loans of $35.1 million, fixed maturity securities of $13.5 million and other long-term investments of $16.0 million.

The $258,253 increase in investment expenses for the three months ended September 30, 2017 is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that are fully assigned to investment expenses beginning in 2017.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity and equity securities available-for-sale, early payoff of acquired mortgage loans on real estate, sales of investment real estate and sales of other long-term investments.

Our net realized investment gains (losses) for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$4,536,924	$7,368,724	$(2,831,800)
Amortized cost at sale date	4,540,410	7,161,834	(2,621,424)
Net realized gains (losses)	$(3,486)	$206,890	$(210,376)
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$5,405,626	$7,655,905	$(2,250,279)
Principal collections	5,405,626	7,702,487	(2,296,861)
Net realized (losses)	$-	$(46,582)	$46,582
Net realized investment gains (losses)	$(3,486)	$160,308	$(163,794)

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$1,291,943	$1,357,212	$(65,269)
Death benefits	1,310,697	881,928	428,769
Surrenders	186,202	205,356	(19,154)
Interest credited to policyholders	2,293,419	1,754,941	538,478
Dividend, endowment and supplementary life contract benefits	68,492	81,040	(12,548)
Total benefits and claims	5,150,753	4,280,477	870,276
Expenses
Policy acquisition costs deferred	(2,369,432)	(2,023,246)	(346,186)
Amortization of deferred policy acquisition costs	890,135	536,901	353,234
Amortization of value of insurance business acquired	88,625	91,966	(3,341)
Commissions	2,051,910	1,954,586	97,324
Other underwriting, insurance and acquisition expenses	1,362,524	1,244,013	118,511
Total expenses	2,023,762	1,804,220	219,542
Total benefits, claims and expenses	$7,174,515	$6,084,697	$1,089,818

The $1,089,818 increase in total benefits, claims and expenses for the three months ended September 30, 2017 is discussed below.

Benefits and Claims

The $870,276 increase in benefits and claims for the three months ended September 30, 2017 is primarily due to the following:

●

$538,478 increase in interest credited to policyholders is primarily due to an increase of approximately $67,100,000 in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2016.

●

$428,769 increase in death benefits is primarily related to an increase in the settlement of whole life and term policy claims of approximately $113,000, final expense claims of approximately $223,000 and a decrease in ceded claims of approximately $96,000.

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

For the three months ended September 30, 2017 and 2016, capitalized costs were $2,369,432 and $2,023,246, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2017 and 2016 were $890,135 and $536,901, respectively.

The $346,186 increase in the 2017 acquisition costs deferred primarily relates to increased final expense production by appointed agents based upon expansion into additional states and recruiting of additional agents. The $353,234 increase in the 2017 third quarter amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies in force, lapsation of ordinary life policies and annuity contracts with increased death benefits and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $88,625 and $91,966 for the three months ended September 30, 2017 and 2016, respectively.

Commissions

Our commissions for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Annuity	$325,415	$652,377	$(326,962)
Whole life and term first year	37,637	30,368	7,269
Whole life and term renewal	19,890	24,033	(4,143)
Final expense first year	1,453,356	1,098,269	355,087
Final expense renewal	215,612	149,539	66,073
Total commissions	$2,051,910	$1,954,586	$97,324

The $97,324 increase in commissions for the three months ended September 30, 2017 is primarily due to a $355,087 increase in final expense first year commissions that corresponds to the $294,902 increase in final expense first year premiums and a $66,073 increase in final expense renewal commissions that corresponds to the $599,057 increase in final expense renewal premiums that was offset by a $326,962 decrease in annuity commissions that corresponds to a $9,417,188 decrease in policyholders’ account deposits for the three months ended September 30, 2017 compared to the corresponding period in 2016.

Other Underwriting, Insurance and Acquisition Expenses

The $118,511 increase in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2017 was primarily related to increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased legal fees, increased salaries and benefits due to increased staffing levels and increased salary that exceeded the costs of the Company’s mortgage loan department that are fully assigned to investment expenses beginning in 2017 and no bad debts recorded in 2017 for FTCC.

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

For the three months ended September 30, 2017 and 2016, current income tax expense (benefit) was ($1,320) and $4,472, respectively. Deferred federal income tax expense was $294,437 and $83,814 for the three months ended September 30, 2017 and 2016, respectively. The increase in deferred income taxes for the three months ended September 30, 2017 is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $1,244,652 ($0.16 per common share basic and diluted) and $498,586 ($0.06 per common share basic and diluted) for the three months ended September 30, 2017 and 2016, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both the three months ended September 30, 2017 and 2016.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$4,723,138	$3,720,401	$1,002,737
Annuity operations	3,903,408	2,802,934	1,100,474
Corporate operations	85,738	148,234	(62,496)
Total	$8,712,284	$6,671,569	$2,040,715
Income before income taxes:
Life insurance operations	$345,522	$35,230	$310,292
Annuity operations	1,141,492	436,051	705,441
Corporate operations	50,755	115,591	(64,836)
Total	$1,537,769	$586,872	$950,897

Life Insurance Operations

The $1,002,737 increase in revenues from Life Insurance Operations for the three months ended September 30, 2017 is primarily due to the following:

●	$861,401 increase in premiums

●	$174,789 increase in net investment income

●	$5,935 decrease in other income

●	$27,518 decrease in net realized investment gains

The $310,292 increased profitability from Life Insurance Operations for the three months ended September 30, 2017 is primarily due to the following:

●	$861,401 increase in premiums

●	$401,057 increase in policy acquisition costs deferred net of amortization

●	$174,789 increase in net investment income

●	$65,269 decrease in future policy benefits

●	$19,154 decrease in surrenders

●	$12,548 decrease in dividend, endowment and supplementary life contract benefits

●	$1,671 decrease in amortization of value of insurance business acquired

●	$5,935 decrease in other income

●	$27,518 decrease in net realized investment gains

●	$339,089 increase in other underwriting, insurance and acquisition expenses

●	$424,286 increase in commissions

●	$428,769 increase in death benefits

Annuity Operations

The $1,100,474 increase in revenues from Annuity Operations for the three months ended September 30, 2017 is due to the following:

●	$1,236,750 increase in net investment income

●	$136,276 decrease in net realized investment gains

The $705,441 increased profitability from Annuity Operations for the three months ended September 30, 2017 is due to the following:

●	$1,236,750 increase in net investment income

●	$326,962 decrease in commissions

●	$222,918 decrease in other underwriting, insurance and acquisition expenses

●	$1,670 decrease in amortization of value of insurance business acquired

●	$136,276 decrease in net realized investment gains

●	$408,105 decrease in policy acquisition costs deferred net of amortization

●	$538,478 increase in interest credited to policyholders

Corporate Operations

The $62,496 decrease in revenues from Corporate Operations for the three months ended September 30, 2017 is primarily due to $83,627 of decreased net investment income that exceeded $21,131 of increased other income.

The $64,836 decreased Corporate Operations profitability for the three months ended September 30, 2017 is primarily due to $83,627 of decreased net investment income and $2,340 of increased operating expenses that exceeded $21,131 of increased other income.

Results of Operations – Nine Months Ended September 30, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Premiums	$11,560,664	$9,426,803	$2,133,861
Net investment income	12,296,827	9,922,817	2,374,010
Net realized investment gains	254,108	307,250	(53,142)
Loss on other-than-temporary impairment	(224,250)	-	(224,250)
Other income	92,376	25,259	67,117
Total revenues	$23,979,725	$19,682,129	$4,297,596

The $4,297,596 increase in total revenues for the nine months ended September 30, 2017 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$125,009	$167,783	$(42,774)
Whole life and term renewal	1,718,302	1,857,418	(139,116)
Final expense first year	3,496,902	2,526,244	970,658
Final expense renewal	6,213,881	4,496,784	1,717,097
Supplementary contracts with life contingencies	6,570	378,574	(372,004)
Total premiums	$11,560,664	$9,426,803	$2,133,861

The $2,133,861 increase in premiums for the nine months ended September 30, 2017 is primarily due to the following: $1,717,097 increase in final expense renewal premiums, $970,658 increase in final expense first year premiums and $372,004 decrease in supplementary contracts with life contingencies consideration.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$4,887,826	$4,535,560	$352,266
Equity securities	14,540	20,568	(6,028)
Other long-term investments	2,707,438	1,857,366	850,072
Mortgage loans	5,923,207	4,098,943	1,824,264
Policy loans	84,657	79,937	4,720
Real estate	281,366	246,327	35,039
Short-term and other investments	296,019	198,950	97,069
Gross investment income	14,195,053	11,037,651	3,157,402
Investment expenses	(1,898,226)	(1,114,834)	783,392
Net investment income	$12,296,827	$9,922,817	$2,374,010

The $3,157,402 increase in gross investment income for the nine months ended September 30, 2017 is primarily due to increases in investments in mortgage loans, other long-term investments and fixed maturity securities. In the twelve months since September 30, 2016, we had increased investments in mortgage loans of $35.1 million, other long-term investments of $16.0 million and fixed maturity securities of $13.5 million.

The $783,392 increase in investment expense is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that are fully assigned to investment expenses beginning in 2017.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity and equity securities available-for-sale, early payoff of mortgage loans on real estate, sales of investment real estate and sales of other long-term investments.

Our net realized investment gains (losses) for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$17,140,173	$14,862,935	$2,277,238
Amortized cost at sale date	16,952,722	14,534,337	2,418,385
Net realized gains	$187,451	$328,598	$(141,147)

Equity securities available-for-sale:
Sale proceeds	$-	$128,010	$(128,010)
Cost at sale date	-	120,767	(120,767)
Net realized gains	$-	$7,243	$(7,243)

Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$16,129,739	$11,317,427	$4,812,312
Principal collections	16,129,739	11,346,018	4,783,721
Net realized losses	$-	$(28,591)	$28,591

Investment real estate:
Sale proceeds	$190,084	$-	$190,084
Carrying value at sale date	185,702	-	185,702
Net realized gains	$4,382	$-	$4,382

Other long-term investments
Sale proceeds	$792,012	$-	$792,012
Carrying value at sale date	729,737	-	729,737
Net realized gains	$62,275	$-	$62,275
Net realized investment gains	$254,108	$307,250	$(53,142)

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$3,733,907	$3,995,230	$(261,323)
Death benefits	3,744,278	2,868,216	876,062
Surrenders	717,790	541,725	176,065
Interest credited to policyholders	6,530,403	5,090,162	1,440,241
Dividend, endowment and supplementary life contract benefits	200,260	214,552	(14,292)
Total benefits and claims	14,926,638	12,709,885	2,216,753

Expenses
Policy acquisition costs deferred	(7,370,469)	(5,142,381)	(2,228,088)
Amortization of deferred policy acquisition costs	2,318,277	1,588,938	729,339
Amortization of value of insurance business acquired	298,089	281,175	16,914
Commissions	6,641,883	4,783,307	1,858,576
Other underwriting, insurance and acquisition expenses	4,588,947	4,123,540	465,407
Total expenses	6,476,727	5,634,579	842,148
Total benefits, claims and expenses	$21,403,365	$18,344,464	$3,058,901

The $3,058,901 increase in total benefits, claims and expenses for the nine months ended September 30, 2017 is discussed below.

Benefits and Claims

The $2,216,753 increase in benefits and claims for the nine months ended September 30, 2017 is primarily due to the following:

●

$1,440,241 increase in interest credited to policyholders is primarily due to an increase of approximately $67,100,000 in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2016.

●

$876,062 increase in death benefits is primarily due to a $353,000 increase in whole life and term settlements, $374,000 increase in final expense settlements and a $146,000 decrease in ceded claims. The increase in final expense incurred claims is expected by the Company due to the continued growth in the number and amount of final expense policies in force.

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

For the nine months ended September 30, 2017 and 2016, capitalized costs were $7,370,469 and $5,142,381, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2017 and 2016 were $2,318,277 and $1,588,938, respectively.

The $2,228,088 increase in the 2017 acquisition costs deferred primarily relates to increased final expense and annuity production. The $729,339 increase in the 2017 amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies in force, lapsation of ordinary life policies and annuity contracts reflected by increased death benefits, surrenders and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $298,089 and $281,175 for the nine months ended September 30, 2017 and 2016, respectively.

Commissions

Our commissions for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Annuity	$1,697,220	$1,209,118	$488,102
Whole life and term first year	110,426	89,432	20,994
Whole life and term renewal	61,762	77,099	(15,337)
Final expense first year	4,181,772	3,006,846	1,174,926
Final expense renewal	590,703	400,812	189,891
Total commissions	$6,641,883	$4,783,307	$1,858,576

The $1,858,576 increase in commissions for the nine months ended September 30, 2017 is primarily due to a $1,174,926 increase in final expense first year commissions that correspond to the $970,658 increase in final expense first year premiums, a $189,891 increase in final expense renewal commissions that corresponds to the $1,717,097 increase in final expense renewal premiums and a $488,102 increase in annuity commissions that corresponds to a $22,119,656 increase in policyholders’ account deposits for the nine months ended September 30, 2017 compared to the corresponding period in 2016.

.

Other Underwriting, Insurance and Acquisition Expenses

The $465,407 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2017 was primarily related to increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased staffing levels and increased salary and bonus levels that exceeded the costs of the Company’s mortgage loan department that are fully assigned to investment expenses beginning in 2017, decreased legal fees and no bad debts recorded in 2017 for FTCC.

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

For the nine months ended September 30, 2017 and 2016, current income tax expense was $18,589 and $41,982, respectively. Deferred federal income tax expense was $501,597 and $163,685 for the nine months ended September 30, 2017 and 2016, respectively. The increase in deferred income taxes is primarily due to faster growth in deferred policy acquisition costs on the U.S. GAAP statement of financial position compared to the tax-basis balance sheet.

Net Income Per Common Share Basic and Diluted

Net income was $2,056,174 ($0.26 per common share basic and diluted) and $1,131,998 ($0.15 per common share basic and diluted) for the nine months ended September 30, 2017 and 2016, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both the nine months ended September 30, 2017 and 2016.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$13,321,087	$11,068,191	$2,252,896
Annuity operations	10,377,974	8,158,645	2,219,329
Corporate operations	280,664	455,293	(174,629)
Total	$23,979,725	$19,682,129	$4,297,596

Income before income taxes:
Life insurance operations	$899,547	$87,745	$811,802
Annuity operations	1,488,848	1,014,476	474,372
Corporate operations	187,965	235,444	(47,479)
Total	$2,576,360	$1,337,665	$1,238,695

Life Insurance Operations

The $2,252,896 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2017 is primarily due to the following:

●	$2,133,861 increase in premiums

●	$167,146 increase in net investment income

●	$4,095 decrease in other income

●	$44,016 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $811,802 increased profitability from Life Insurance Operations for the nine months ended September 30, 2017 is primarily due to the following:

●	$2,133,861 increase in premiums

●	$1,230,193 increase in policy acquisition costs deferred net of amortization

●	$261,323 decrease in future policy benefits

●	$167,146 increase in net investment income

●	$14,292 decrease in dividend, endowment and supplementary life contract benefits

●	$4,095 decrease in other income

●	$8,457 increase in amortization of value of insurance business acquired

●	$44,016 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$176,065 increase in surrenders

●	$515,844 increase in other underwriting, insurance and acquisition expenses

●	$876,062 increase in death benefits

●	$1,370,474 increase in commissions

Annuity Operations

The $2,219,329 increase in revenues from Annuity Operations for the nine months ended September 30, 2017 is due to the following:

●	$2,452,705 increase in net investment income

●	$233,376 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $474,372 increased profitability from Annuity Operations for the nine months ended September 30, 2017 is due to the following:

●	$2,452,705 increase in net investment income

●	$268,556 increase in policy acquisition costs deferred net of amortization

●	$8,457 increase in amortization of value of insurance business acquired

●	$76,713 increase in other underwriting, insurance and acquisition expenses

●	$233,376 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$488,102 increase in commissions

●	$1,440,241 increase in interest credited to policyholders

Corporate Operations

The $174,629 decrease in revenues from Corporate Operations for the nine months ended September 30, 2017 is primarily due to $245,841 of decreased net investment income that exceeded $71,212 of increased other income.

The $47,479 decreased Corporate Operations profitability for the nine months ended September 30, 2017 is primarily due to $245,841 of decreased net investment income that exceeded $71,212 of increased other income and $127,150 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $142,612,677 and $128,310,625 as of September 30, 2017 and December 31, 2016, respectively)	$148,042,788	$129,311,155	$18,731,633
Available-for-sale equity securities at fair value (cost: $602,232 and $599,400 as of September 30, 2017 and December 31, 2016, respectively)	672,358	638,407	33,951
Mortgage loans on real estate	103,013,015	74,371,286	28,641,729
Investment real estate	2,354,311	2,506,673	(152,362)
Policy loans	1,626,771	1,598,116	28,655
Other long-term investments	57,675,405	46,788,873	10,886,532
Total investments	$313,384,648	$255,214,510	$58,170,138

The $18,731,633 and $36,034 increases in fixed maturity available-for-sale securities for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2017	2016
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$129,311,155	$134,556,027
Purchases	32,830,057	6,163,564
Unrealized appreciation	4,429,221	9,078,142
Net realized investment gains (losses)	(36,799)	328,598
Sales proceeds	(10,378,173)	(10,205,935)
Maturities	(6,762,000)	(4,657,000)
Transfer to other long-term investments	(729,737)	-
Premium amortization	(620,936)	(671,335)
Increase	18,731,633	36,034
Fixed maturity securities, available-for-sale, ending	$148,042,788	$134,592,061

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

The $33,951 increase and $79,376 decrease in equity securities available-for-sale for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2017	2016
	Amount	Amount
Equity securities, available-for-sale, beginning	$638,407	$892,800
Purchases	2,832	14,480
Sales proceeds	-	(128,010)
Unrealized appreciation	31,119	26,911
Net realized investment gains	-	7,243
Increase (decrease)	33,951	(79,376)
Equity securities, available-for-sale, ending	$672,358	$813,424

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a variety of companies.

The $28,641,729 and $9,122,385 increases in mortgage loans on real estate for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2017	2016
	Amount	Amount
Mortgage loans on real estate, beginning	$74,371,286	$58,774,918
Purchases	44,857,137	20,669,087
Capitalization of loan origination fees	-	4,530
Discount accretion	206,161	83,536
Net realized investment gains	-	(28,591)
Payments	(16,129,739)	(11,317,427)
Foreclosed - transferred to real estate	(142,455)	(198,622)
Increase in allowance for bad debts	(105,024)	(36,096)
Amortization of loan origination fees	(44,351)	(54,032)
Increase	28,641,729	9,122,385
Mortgage loans on real estate, ending	$103,013,015	$67,897,303

The $152,362 decrease and $89,505 increase in investment real estate for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2017	2016
	Amount	Amount
Investment real estate, beginning	$2,506,673	$2,326,558
Acquired through foreclosure	142,455	198,622
Sales proceeds	(190,084)	-
Depreciation of building	(109,115)	(109,117)
Net realized investment gains	4,382	-
Increase (decrease)	(152,362)	89,505
Investment real estate, ending	$2,354,311	$2,416,063

The $10,886,532 and $10,091,564 increases in other long-term investments (composed primarily of lottery receivables) for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2017	2016
	Amount	Amount
Other long-term investments, beginning	$46,788,873	$31,566,927
Purchases	14,036,084	11,340,463
Transfer from fixed maturity available-for-sale securities	729,737	-
Accretion of discount	2,713,543	1,865,829
Net realized investment gains	62,275	-
Sales proceeds	(792,012)	-
Payments	(5,863,095)	(3,114,728)
Increase	10,886,532	10,091,564
Other long-term investments, ending	$57,675,405	$41,658,491

Our assets other than invested assets as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016

Cash and cash equivalents	$28,959,503	$34,223,945	$(5,264,442)
Accrued investment income	2,618,245	2,176,770	441,475
Recoverable from reinsurers	1,157,109	1,258,938	(101,829)
Agents' balances and due premiums	1,602,599	1,419,250	183,349
Deferred policy acquisition costs	23,164,372	18,191,990	4,972,382
Value of insurance business acquired	5,610,747	5,908,835	(298,088)
Other assets	10,059,398	14,858,375	(4,798,977)
Assets other than investment assets	$73,171,973	$78,038,103	$(4,866,130)

The $5,264,442 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $441,475 increase in accrued investment income is primarily due to the $58,170,138 increase in invested assets during the first nine months of 2017.

The $183,349 increase in 2017 agents’ balances and due premiums is due to a $183,033 increase in agents’ balances and $316 increase in due premiums. The increase in agents’ balances is due to increased production of final expense policies resulting in increased advances of commissions to agents. The Company closely monitors commission advances and has not historically experienced, nor expects to experience, future collection problems.

Our other assets as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016
Advances to mortgage loan originator	$4,654,494	$5,207,380	$(552,886)
Federal and state income taxes recoverable	2,941,670	2,220,566	721,104
Notes receivable	448,258	464,366	(16,108)
Accrual of mortgage loan and long-term investment payments due	1,298,343	511,585	786,758
Receivable for securities sold	550,000	6,288,274	(5,738,274)
Guaranty funds	78,800	78,711	89
Other receivables, prepaid assets and deposits	87,833	87,493	340
Total other assets	$10,059,398	$14,858,375	$(4,798,977)

There was a $552,886 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

As of September 30, 2017, the Company had $550,000 in security sales where the trade date and settlement date were in different financial reporting periods compared to $6,288,274 of security sales overlapping financial reporting periods as of December 31, 2016.

There was a $721,104 increase in federal and state income taxes recoverable is primarily due to federal and state tax withholdings on lottery receivables.

There was a $786,758 increase in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in October 2017.

On April 15, 2017, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016

Policy liabilities
Policyholders' account balances	$292,128,688	$245,346,489	$46,782,199
Future policy benefits	48,002,489	44,266,227	3,736,262
Policy claims	1,027,121	997,814	29,307
Other policy liabilities	90,487	69,854	20,633
Total policy liabilities	341,248,785	290,680,384	50,568,401
Deferred federal income taxes	2,071,174	693,470	1,377,704
Other liabilities	1,395,790	5,598,484	(4,202,694)
Total liabilities	$344,715,749	$296,972,338	$47,743,411

The $46,782,199 and $27,310,106 increase in policyholders’ account balances for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine Months Ended September 30, (Unaudited)
	2017	2016
	Amount	Amount
Policyholders' account balances, beginning	$245,346,489	$197,688,616
Deposits	54,296,750	32,177,094
Withdrawals	(14,044,954)	(9,957,150)
Interest credited	6,530,403	5,090,162
Increase	46,782,199	27,310,106
Policyholders' account balances, ending	$292,128,688	$224,998,722

The $3,736,262 increase in future policy benefits during the nine months ended September 30, 2017 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $1,377,704 increase in deferred federal income taxes during the nine months ended September 30, 2017 was due to $876,107 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale and $501,597 of operating deferred federal tax expense.

Our other liabilities as of September 30, 2017 and December 31, 2016 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016
Suspense accounts payable	$575,853	$4,684,726	$(4,108,873)
Accrued expenses payable	565,762	527,938	37,824
Payable for securities purchased	176,249	234,225	(57,976)
Guaranty fund assessments	60,000	60,000	-
Unearned investment income	57,398	48,466	8,932
Deferred revenue	32,491	29,632	2,859
Unclaimed funds	25,820	23,057	2,763
Other payables, withholdings and escrows	(97,783)	(9,560)	(88,223)
Total other liabilities	$1,395,790	$5,598,484	$(4,202,694)

The $4,108,873 decrease in suspense accounts payable is primarily due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2017, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2017, we had cash and cash equivalents totaling $28,959,503. As of September 30, 2017, cash and cash equivalents of $10,594,184 and $15,125,591, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the Missouri Department of Insurance and OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $18,349,060 and $22,117,921 as of September 30, 2017 and December 31, 2016, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 1, 2017, the Company agreed to a $1.0 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allow for advances, repayments and re-borrowings through the maturity date of July 1, 2018.  The outstanding advances incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  This line of credit is subject to annual renewal based upon the discretion of both the Company and the bank.

Our cash flows for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Net cash provided by operating activities	$414,471	$4,228,919	$(3,814,448)
Net cash used in investing activities	(45,930,709)	(8,793,138)	(37,137,571)
Net cash provided by financing activities	40,251,796	22,219,944	18,031,852
Increase (decrease) in cash	(5,264,442)	17,655,725	(22,920,167)
Cash and cash equivalents, beginning of period	34,223,945	9,047,586	25,176,359
Cash and cash equivalents, end of period	$28,959,503	$26,703,311	$2,256,192

The $414,471 and $4,228,919 of cash provided by operating activities for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2017	2016	2017 less 2016
Premiums collected	$11,582,534	$9,441,443	$2,141,091
Net investment income collected	8,778,763	7,429,581	1,349,182
Death benefits paid	(3,613,141)	(2,811,463)	(801,678)
Surrenders paid	(717,790)	(541,725)	(176,065)
Commissions paid	(6,824,917)	(5,135,536)	(1,689,381)
Other underwriting, insurance and acquisition expenses paid	(4,359,559)	(3,679,616)	(679,943)
Taxes paid	(739,692)	(518,966)	(220,726)
Advances to mortgage loan originator	552,886	(2,466,020)	3,018,906
Deposited policy applications unissued	(4,108,873)	2,220,132	(6,329,005)
Decrease in short-term investments	-	549,851	(549,851)
Other	(135,740)	(258,762)	123,022
Increase in cash provided by operating activities	$414,471	$4,228,919	$(3,814,448)

Please see the statements of cash flows for the nine months ended September 30, 2017 and 2016 for a summary of the components of net cash used in investing activities and provided by financing activities.

Our shareholders’ equity as of September 30, 2017 and December 31, 2016 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2017	December 31, 2016	2017 less 2016

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2017 and December 31, 2016 and 7,802,593 outstanding as of September 30, 2017 and December 31, 2016)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of September 30, 2017 and December 31, 2016)	(893,947)	(893,947)	-
Accumulated other comprehensive income	4,323,099	818,676	3,504,423
Accumulated earnings	9,646,620	7,590,446	2,056,174
Total shareholders' equity	$41,840,872	$36,280,275	$5,560,597

The increase in shareholders’ equity of $5,560,597 for the nine months ended September 30, 2017 is due to $3,504,423 of other comprehensive income and net income of $2,056,174.

Equity per common share outstanding increased 15.3% from $4.65 per share as of December 31, 2016 to $5.36 per share as of September 30, 2017, based upon 7,802,593 common shares outstanding as of both September 30, 2017 and December 31, 2016.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $5,500,237 and $1,039,897 as of September 30, 2017 and December 31, 2016, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $4,423,541 in unrealized gains arising for the nine months ended September 30, 2017 has been offset by the 2017 net realized investment losses of $36,799 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $4,460,340.

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

As of September 30, 2017, cash and cash equivalents, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.1% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2017, the Company has outstanding advances to this loan originator totaling $4,654,494. The advances are secured by $6,015,814 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $845,506 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2017, $559,570 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2017, $397,663 of that escrow amount is available to the Company as additional collateral on $4,654,494 of advances to the loan originator. The remaining September 30, 2017 escrow amount of $161,907 is available to the Company as additional collateral on its investment of $32,381,460 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2017 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 9, 2017	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 9, 2017	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer