Form 10-K
period 2017-12-31
First Trinity Financial CORP
filed 2018-03-08
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 5, 2018: 7,802,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2018 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2017, we have received $27,119,480 from the sale of our shares.

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

Our operations have been profitable and have generated $13,890,213 of net income from operations since we were incorporated in 2004. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

The historic impact of these two stock dividend charges of $5,270,138 decreased the balance of accumulated earnings during 2011 and 2012 and resulted in a reported balance as of December 31, 2017 of $8,620,075, as shown in the accumulated earnings caption in the December 31, 2017 consolidated statement of financial position.

The Company has also purchased 247,580 shares of treasury stock at a cost of $893,947 from former members of the Board of Directors and others including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

Please see below and Note 11 to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016 for additional information regarding segment information.

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

TLIC renewed its administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on September 1, 2017. Under the terms of this agreement, the services provided by IHLIC include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of TLIC. The agreement is effective for a period of five (5) years from September 1, 2017 through August 31, 2022 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

FBLIC renewed its administrative services agreement with IHLIC on November 1, 2017. Under the terms of this agreement, the services provided by IHLIC include underwriting, actuarial, policy issue, accounting, claims processing and other services incidental to the operations of FBLIC. The agreement is effective for a period of five (5) years from November 1, 2017 through October 31, 2022 and includes a provision that the agreement may be terminated at any time by either party with a 180 day prior notice.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2017 and 2016, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2017
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Arizona	$61,364	0.38%	$401,702	0.72%
Arkansas	238,372	1.48%	406,520	0.72%
Colorado	459,708	2.85%	38,387	0.07%
Georgia	474,792	2.94%	534,626	0.95%
Illinois	1,441,519	8.94%	719,662	1.28%
Indiana	534,599	3.32%	59,299	0.11%
Kansas	2,236,609	13.87%	1,796,931	3.20%
Kentucky	530,972	3.29%	82,408	0.15%
Louisiana	433,371	2.69%	-	0.00%
Michigan	263,984	1.64%	2,381,477	4.24%
Missouri	820,326	5.09%	195,035	0.35%
Nebraska	217,740	1.35%	802,251	1.43%
North Carolina	966,643	5.99%	149,092	0.27%
North Dakota	108,810	0.67%	18,239,925	32.49%
Ohio	2,003,162	12.42%	1,431,925	2.55%
Oklahoma	1,484,722	9.21%	1,922,469	3.42%
Pennsylvania	422,290	2.62%	1,762,619	3.14%
Tennessee	269,038	1.67%	2,290,127	4.08%
Texas	2,406,525	14.92%	21,532,935	38.36%
Virginia	195,474	1.21%	40,017	0.07%
All other states	555,891	3.45%	1,344,979	2.40%
Total direct collected premiums and considerations	$16,125,911	100.00%	$56,132,386	100.00%

	Year Ended December 31, 2016
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Arizona	$22,587	0.18%	$301,465	0.56%
Arkansas	161,096	1.26%	259,162	0.49%
Colorado	267,553	2.09%	376,154	0.70%
Georgia	288,856	2.26%	794,230	1.49%
Illinois	1,300,813	10.16%	1,280,438	2.40%
Indiana	338,717	2.65%	381,349	0.71%
Kansas	2,253,534	17.59%	1,933,441	3.62%
Kentucky	439,721	3.43%	244,864	0.46%
Louisiana	286,694	2.24%	100,000	0.19%
Michigan	153,541	1.20%	1,244,644	2.33%
Missouri	715,992	5.59%	580,712	1.09%
Nebraska	216,880	1.69%	827,130	1.55%
North Carolina	498,876	3.90%	366,841	0.69%
North Dakota	119,710	0.94%	17,972,674	33.64%
Ohio	1,514,308	11.83%	382,893	0.72%
Oklahoma	1,613,573	12.60%	1,641,576	3.07%
Pennsylvania	282,608	2.21%	2,510,524	4.70%
Tennessee	141,227	1.10%	1,103,240	2.07%
Texas	1,756,722	13.72%	19,525,059	36.55%
Virginia	94,680	0.74%	466,108	0.87%
All other states	335,044	2.62%	1,121,001	2.10%
Total direct collected premiums and considerations	$12,802,732	100.00%	$53,413,505	100.00%

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,124,823 in 2018 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $760,348 in 2018 without prior approval. FBLIC paid a dividend of $1,000,000 to TLIC in 2016 but none in 2017. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 5, 2018, the Company had ten full-time employees and one part-time employee.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017 and $8,805 from October 1, 2017 through September 30, 2018 with increases of two percent each twelve month period from October 1, 2018 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $92,041 and $93,415 for the years ended December 31, 2017 and 2016, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $14,491 and $8,627 for the years ended December 31, 2017 and 2016, respectively. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $106,189, $108,304 and $82,446 for the years 2018 through 2020, respectively.

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

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments are $18,299 from July 1, 2016 through June 30, 2017 and $18,376 from July 1, 2017 through May 31, 2021.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through September 30, 2017 and $4,263 from October 1, 2017 through December 31, 2017.

The future minimum lease payments to be received under the non-cancellable lease agreements are $324,858, $220,512, $220,512 and $91,880 for the years 2018 through 2021, respectively.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2017 the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and transferred those properties to investment real estate held for sale. The Company’s policy is to reduce the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value. During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,701. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,083.

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate held for sale. The Company’s policy is to reduce the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value. During 2016 the Company sold investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on sale of $20,662 based on an aggregate sales price of $43,269.

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

The jury concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and the jury awarded the Company $800,000 of damages against Mr. Pettigrew. In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew. In addition to the damages awarded by the jury, the Company and Mr. Zahn have initiated steps to aggressively communicate the correction of the untrue statements to outside parties.

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in escrow by a third party, have not been reflected in the December 31, 2017 consolidated financial statements, would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

Prior to being acquired by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, a lawsuit was filed in the Circuit Court of Greene County, Missouri asserting claims against FBLIC relating to this decision. A trial was held November 27, 2017 through December 1, 2017 on the individual claims of two policyholders asserting fraud and negligent misrepresentation and on claims of a class of Missouri residents asking the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio and (3) order that FBLIC return all premiums collected under these policies, plus interest and attorneys’ fees.

Following the conclusion of the trial, subject to the approval of the Court, the parties reached a settlement resolving of both the individual and class claims. If approved by the Court, FBLIC will pay $1.85 million as accrued in the consolidated financial statements to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled. A hearing date for approval of the settlement has not yet been scheduled.

Item 4. Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)     Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(b)     Holders

As of March 5, 2018, there were approximately 4,500 shareholders of the Company’s outstanding common stock.

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

(e)       Performance Graph - Not Required

(f)       Purchases of Equity Securities by Issuer

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuity contracts in niche markets. We are no longer operating a premium finance company that financed casualty insurance premiums. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense and term products and annuity contracts to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents.

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

This allowance for possible loan losses from investments in mortgage loans on real estate is a reserve established through a provision for possible loan losses charged to expense which represents, in our judgment, the known and inherent credit losses existing in the residential and commercial and industrial mortgage loan portfolio. This allowance, in our judgment, is necessary to reserve for estimated loan losses inherent in the residential and commercial and industrial mortgage loan portfolio and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While we utilize our best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential and commercial and industrial mortgage loan portfolio, the economy and changes in interest rates. Our allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

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

As of December 31, 2017 and 2016, there was $3,213,233 and $2,831,043, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $306,567 in 2018, $286,076 in 2019, $264,029 in 2020, $244,791 in 2021 and $227,007 in 2022.

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

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption was permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

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

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans and reinsurance amounts recoverable) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s cash flows statement.

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

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

Target Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued updated authoritative guidance for the application of hedge accounting. The updated guidance updates certain recognition and measurement requirements for hedge accounting. The objective of the guidance is to more closely align the economics of a company’s risk management activities in its financial results and reduce the complexity of applying hedge accounting. The updates include the expansion of hedging strategies that are eligible for hedge accounting, elimination of the separate measurement and reporting of hedge ineffectiveness, presentation of the changes in the fair value of the hedging instrument in the same consolidated statement of operations line as the earnings effect of the hedged item and simplification of hedge effectiveness assessments. This guidance also includes new disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

The updated guidance is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted for reporting periods beginning before December 15, 2018. The Company does not currently and does not intend to participate in hedging activities and there is therefore no impact on the Company’s results of operations, financial position or liquidity. This pronouncement would be adopted if the Company begins to participate in hedging activities in the future.

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

Please see below and Note 11 to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2017 and 2016

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Premiums	$15,855,686	$12,870,483	$2,985,203
Net investment income	16,710,408	13,190,643	3,519,765
Net realized investment gains	271,470	729,739	(458,269)
Loss on other-than-temporary impairments	(224,250)	(212,342)	(11,908)
Other income	116,523	139,967	(23,444)
Total revenues	32,729,837	26,718,490	6,011,347
Benefits and claims	19,868,790	16,602,839	3,265,951
Expenses	10,518,164	7,695,869	2,822,295
Total benefits, claims and expenses	30,386,954	24,298,708	6,088,246
Income before federal income tax expense (benefit)	2,342,883	2,419,782	(76,899)
Federal income tax expense (benefit)	1,373,519	(170,957)	1,544,476
Net income	$969,364	$2,590,739	$(1,621,375)
Net income per common share basic and diluted	$0.12	$0.33	$(0.21)

Consolidated Condensed Financial Position as of December 31, 2017 and 2016

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016

Investment assets	$313,257,430	$255,214,510	$58,042,920
Other assets	77,870,244	78,038,103	(167,859)
Total assets	$391,127,674	$333,252,613	$57,875,061

Policy liabilities	$343,789,864	$290,680,384	$53,109,480
Deferred federal income taxes	2,961,929	693,470	2,268,459
Other liabilities	3,123,702	5,598,484	(2,474,782)
Total liabilities	349,875,495	296,972,338	52,903,157
Shareholders' equity	41,252,179	36,280,275	4,971,904
Total liabilities and shareholders' equity	$391,127,674	$333,252,613	$57,875,061

Shareholders' equity per common share	$5.29	$4.65	$0.64

Results of Operations – Years Ended December 31, 2017 and 2016

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Premiums	$15,855,686	$12,870,483	$2,985,203
Net investment income	16,710,408	13,190,643	3,519,765
Net realized investment gains	271,470	729,739	(458,269)
Loss on other-than-temporary impairments	(224,250)	(212,342)	(11,908)
Other income	116,523	139,967	(23,444)
Total revenues	$32,729,837	$26,718,490	$6,011,347

The $6,011,347 increase in total revenues for the year ended December 31, 2017 is discussed below.

Premiums

Our premiums for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Whole life and term first year	$171,220	$224,607	$(53,387)
Whole life and term renewal	2,292,825	2,478,252	(185,427)
Final expense first year	4,694,380	3,521,136	1,173,244
Final expense renewal	8,658,393	6,267,914	2,390,479
Supplementary contracts with life contingencies	38,868	378,574	(339,706)
Total premiums	$15,855,686	$12,870,483	$2,985,203

The $2,985,203 increase in premiums for the year ended December 31, 2017 is primarily due to the following: $2,390,479 increase in final expense renewal premiums, $1,173,244 increase in final expense first year premiums and $339,706 decrease in supplementary contracts with life contingencies considerations.

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

Net Investment Income

The major components of our net investment income for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities	$6,504,233	$5,970,940	$533,293
Equity securities	20,167	27,364	(7,197)
Other long-term investments	3,645,043	2,685,639	959,404
Mortgage loans	8,364,448	5,774,229	2,590,219
Policy loans	114,246	107,541	6,705
Real estate	375,369	340,032	35,337
Short-term and other investments	141,259	44,013	97,246
Gross investment income	19,164,765	14,949,758	4,215,007
Investment expenses	(2,454,357)	(1,759,115)	695,242
Net investment income	$16,710,408	$13,190,643	$3,519,765

The $4,215,007 increase in gross investment income for the year ended December 31, 2017 is primarily due to increases in investments in mortgage loans, other long-term investments and fixed maturity securities. In the twelve months since December 31, 2016, we have increased investments in mortgage loans on real estate by $28.1 million, available-for-sale fixed maturity securities by $20.4 million and other long-term investments by $9.0 million.

The $695,242 increase in investment expense is primarily related to increased production of investments in mortgage loans on real estate including the costs of the Company’s mortgage loan department that were fully assigned to investment expenses beginning in 2017.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of available–for-sale fixed maturity and equity securities, early payoffs of mortgage loans on real estate, sales of investment real estate and sales of other long-term investments.

Our net realized investment gains (losses) for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Fixed maturity securities available-for-sale:
Sale proceeds	$20,230,756	$20,532,968	$(302,212)
Amortized cost at sale date	20,025,943	19,954,481	71,462
Net realized gains	$204,813	$578,487	$(373,674)
Equity securities available-for-sale:
Sale proceeds	$-	$324,556	$(324,556)
Cost at sale date	-	225,155	(225,155)
Net realized gains	$-	$99,401	$(99,401)
Mortgage loans on real estate:
Payments and sale proceeds on mortgage loans	$25,670,590	$17,550,870	$8,119,720
Principal collections	25,670,590	17,478,357	8,192,233
Net realized gains	$-	$72,513	$(72,513)
Investment real estate:
Sale proceeds	$190,083	$43,269	$146,814
Carrying value at sale date	185,701	63,931	121,770
Net realized gains (losses)	$4,382	$(20,662)	$25,044
Other long-term investments
Sale proceeds	$792,012	$-	$792,012
Carrying value at sale date	729,737	-	729,737
Net realized gains (losses)	$62,275	$-	$62,275
Net realized investment gains	$271,470	$729,739	$(458,269)

During 2017 and 2016 the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and $394,427, respectively, and transferred those properties to investment real estate held for sale.

During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,701. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,083.

During 2016, the Company sold investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on this sale of $20,662 based on an aggregate sales price of $43,269.

Loss on Other-Than-Temporary Impairments

The Company has recorded other-than-temporary impairments on its available-for-sale fixed maturity investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2017.

During 2016 management also impaired FBLIC’s one-half acre of undeveloped land located in Jefferson City, Missouri by $4,892 from its carrying value to its net realizable value expected at the time of ultimate resale.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period. Our benefits, claims and expenses for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Benefits and claims
Increase in future policy benefits	$5,402,902	$4,786,377	$616,525
Death benefits	4,463,854	3,814,049	649,805
Surrenders	878,361	728,122	150,239
Interest credited to policyholders	8,840,019	6,977,306	1,862,713
Dividend, endowment and supplementary life contract benefits	283,654	296,985	(13,331)
Total benefits and claims	19,868,790	16,602,839	3,265,951

Expenses
Policy acquisition costs deferred	(9,321,726)	(7,445,304)	(1,876,422)
Amortization of deferred policy acquisition costs	2,870,412	2,202,367	668,045
Amortization of value of insurance business acquired	382,190	379,365	2,825
Commissions	8,585,278	6,882,311	1,702,967
Other underwriting, insurance and acquisition expenses	8,002,010	5,677,130	2,324,880
Total expenses	10,518,164	7,695,869	2,822,295
Total benefits, claims and expenses	$30,386,954	$24,298,708	$6,088,246

The $6,088,246 increase in total benefits, claims and expenses for the year ended December 31, 2017 is discussed below.

Benefits and Claims

The $3,265,951 increase in total benefits and claims for the year ended December 31, 2017 is primarily due to the following:

●

$1,862,713 increase in interest credited to policyholders is primarily due to an increase of approximately $47,600,000 in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since December 31, 2016.

●

$649,805 increase in death benefits is primarily due to approximately $783,000 of increased final expense settlements, $119,000 of increased ordinary life settlements and $252,000 of increased ceded claims. The increase in final expense incurred claims is expected by the Company due to the continued growth in the number and amount of final expense policies in force.

●	$616,525 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$150,239 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the years ended December 31, 2017 and 2016, capitalized costs were $9,321,726 and $7,445,304, respectively. During 2017, $8,009,758 of commissions (93.3% of total 2017 commissions of $8,585,278) and $1,311,968 of expenses (16.4% of total 2017 other underwriting, insurance and acquisition expenses of $8,002,010) were eligible for deferral and were capitalized. During 2016, $6,420,934 of commissions (93.3% of total 2016 commissions of $6,882,311) and $1,024,370 of expenses (18.0% of total 2016 other underwriting, insurance and acquisition expenses of $5,677,130) were eligible for deferral and were capitalized. The $1,876,422 increase in the 2017 acquisition costs deferred primarily relates to increased final expense and annuity production and deferral and capitalization of the increased eligible commissions and expenses.

Amortization of deferred policy acquisition costs for the years ended December 31, 2017 and 2016 were $2,870,412 and $2,202,367, respectively. The $668,045 increase in the 2017 amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies and annuity contracts in force and lapsation of ordinary life policies reflected by increased death benefits, surrenders and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $382,190 and $379,365 for the years ended December 31, 2017 and 2016, respectively.

Commissions

Our commissions for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Annuity	$1,912,429	$1,896,150	$16,279
Whole life and term first year	151,739	125,467	26,272
Whole life and term renewal	81,295	100,247	(18,952)
Final expense first year	5,612,755	4,195,896	1,416,859
Final expense renewal	827,060	564,551	262,509
Total commissions	$8,585,278	$6,882,311	$1,702,967

The $1,702,967 increase in commissions for the year ended December 31, 2017 is primarily due to a $1,416,859 increase in final expense first year commissions that correspond to the $1,173,244 increase in final expense first year premiums and a $262,509 increase in final expense renewal commissions that corresponds to the $2,390,479 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $2,324,880 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2017 was primarily related to the accrual of a $1.85 million settlement of FBLIC Term to 95 lawsuit, increased acquisition and maintenance costs associated with increased final expense and annuity production, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased salary and bonus levels that exceeded the costs of the Company’s mortgage loan department that were fully assigned to investment expenses beginning in 2017 and the 2016 recording of bad debt expense against uncollectible receivables for financed casualty premiums for individuals and companies by FTCC.

Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, we filed consolidated life insurance company federal tax returns for TLIC and FBLIC for 2016 and 2015 and intend to also file a consolidated life insurance company federal tax return for TLIC and FBLIC for 2017 during 2018.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2017 and 2016, current income tax expense was $105,696 and $37,404, respectively. Deferred federal income tax expense (benefit) was $1,267,823 and ($208,361) for the years ended December 31, 2017 and 2016, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $969,364 ($0.12 per common share basic and diluted) and $2,590,739 ($0.33 per common share basic and diluted) for the years ended December 31, 2017 and 2016, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2017 and 2016.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Revenues:
Life insurance operations	$18,308,660	$14,996,543	$3,312,117
Annuity operations	14,061,953	11,135,950	2,926,003
Corporate operations	359,224	585,997	(226,773)
Total	$32,729,837	$26,718,490	$6,011,347
Income (loss) before federal income taxes:
Life insurance operations	$(207,655)	$866,648	$(1,074,303)
Annuity operations	2,280,615	1,271,600	1,009,015
Corporate operations	269,923	281,534	(11,611)
Total	$2,342,883	$2,419,782	$(76,899)

Life Insurance Operations

The $3,312,117 increase in revenues from Life Insurance Operations for the year ended December 31, 2017 is primarily due to the following:

●	$2,985,203 increase in premiums

●	$417,467 increase in net investment income

●	$17,209 decrease in other income

●	$73,344 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $1,074,303 decreased profitability from Life Insurance Operations for the year ended December 31, 2017 is primarily due to the following:

●	$2,778,377 increase in other underwriting, insurance and acquisition expenses

●	$1,686,688 increase in commissions

●	$649,805 increase in death benefits

●	$616,525 increase in future policy benefits

●	$150,239 increase in surrenders

●	$73,344 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$17,209 decrease in other income

●	$1,413 increase in amortization of value of insurance business acquired

●	$13,331 decrease in dividend, endowment and supplementary life contract benefits

●	$417,467 increase in net investment income

●	$1,483,296 increase in policy acquisition costs deferred net of amortization

●	$2,985,203 increase in premiums

Annuity Operations

The $2,926,003 increase in revenues from Annuity Operations for the year ended December 31, 2017 is due to the following:

●	$3,322,836 increase in net investment income

●	$396,833 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $1,009,015 increased profitability from Annuity Operations for the year ended December 31, 2017 is due to the following:

●	$3,322,836 increase in net investment income

●	$238,335 decrease in other underwriting, insurance and acquisition expenses

●	$1,412 increase in amortization of value of insurance business acquired

●	$16,279 increase in commissions

●	$274,919 decrease in policy acquisition costs deferred net of amortization

●	$396,833 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$1,862,713 increase in interest credited to policyholders

Corporate Operations

The $226,773 decrease in revenues from Corporate Operations for the year ended December 31, 2017 is primarily due to $220,538 decreased net investment income and $6,235 decreased other income.

The $11,611 decrease in Corporate Operations profitability for the year ended December 31, 2017 is primarily due to $220,538 decreased net investment income, $6,235 decreased other income and $215,162 decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of December 31, 2017 and 2016 are summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $143,621,947 and $128,310,625 as of December 31, 2017 and 2016, respectively)	$149,683,139	$129,311,155	$20,371,984
Available-for-sale equity securities at fair value (cost: $602,864 and $599,400 as of December 31, 2017 and 2016, respectively)	672,147	638,407	33,740
Mortgage loans on real estate	102,496,451	74,371,286	28,125,165
Investment real estate	2,382,966	2,506,673	(123,707)
Policy loans	1,660,175	1,598,116	62,059
Short-term investments	547,969	-	547,969
Other long-term investments	55,814,583	46,788,873	9,025,710
Total investments	$313,257,430	$255,214,510	$58,042,920

The $20,371,984 increase and $5,244,872 decrease in fixed maturity available-for-sale securities for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Fixed maturity securities, available-for-sale, beginning	$129,311,155	$134,556,027
Purchases	37,095,248	11,338,377
Unrealized appreciation	5,060,303	4,473,318
Net realized investment gains (losses)	(19,437)	371,037
Sales proceeds	(12,389,756)	(14,933,968)
Maturities	(7,841,000)	(5,599,000)
Transfer to other long-term investments	(729,737)	-
Premium amortization	(803,637)	(894,636)
Increase (decrease)	20,371,984	(5,244,872)
Fixed maturity securities, available-for-sale, ending	$149,683,139	$129,311,155

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

The $33,740 increase and $254,393 decrease in equity securities available-for-sale for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Equity securities, available-for-sale, beginning	$638,407	$892,800
Purchases	3,465	34,340
Sales proceeds	-	(324,556)
Unrealized appreciation (depreciation)	30,275	(63,578)
Net realized investment gains	-	99,401
Increase (decrease)	33,740	(254,393)
Equity securities, available-for-sale, ending	$672,147	$638,407

Equity securities available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale equity securities portfolio is invested in a small number of companies.

The $28,125,165 and $15,596,368 increases in mortgage loans on real estate for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Mortgage loans on real estate, beginning	$74,371,286	$58,774,918
Purchases	53,913,277	33,480,579
Capitalization of loan origination fees	-	4,531
Discount accretion	252,903	157,424
Net realized investment gains	-	72,513
Payments	(25,670,590)	(17,550,870)
Foreclosed - transferred to real estate	(207,482)	(394,427)
Increase in allowance for bad debts	(98,388)	(61,079)
Amortization of loan origination fees	(64,555)	(112,303)
Increase	28,125,165	15,596,368
Mortgage loans on real estate, ending	$102,496,451	$74,371,286

The $123,707 decrease and $180,115 increase in investment real estate for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Investment real estate, beginning	$2,506,673	$2,326,558
Real estate acquired through mortgage loan foreclosure	207,482	394,427
Sales proceeds	(190,083)	(43,269)
Depreciation of building	(145,488)	(145,489)
Net realized investment gains (losses)	4,382	(25,554)
Increase (decrease)	(123,707)	180,115
Investment real estate, ending	$2,382,966	$2,506,673

The $9,025,710 and $15,221,946 increases in other long-term investments (comprised primarily of lottery receivables) for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Other long-term investments, beginning	$46,788,873	$31,566,927
Purchases	14,036,082	17,973,300
Transfer from fixed maturity available for-sale securities	729,737	-
Accretion of discount	3,652,776	2,685,635
Net realized investment gains	62,275	-
Sales proceeds	(792,012)	-
Payments	(8,663,148)	(5,436,989)
Increase	9,025,710	15,221,946
Other long-term investments, ending	$55,814,583	$46,788,873

The $547,969 increase in short-term investments is due to management’s decision to increase our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2017 and 2016 are summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 to 2016

Cash and cash equivalents	$31,496,159	$34,223,945	$(2,727,786)
Accrued investment income	2,544,963	2,176,770	368,193
Recoverable from reinsurers	1,340,700	1,258,938	81,762
Agents' balances and due premiums	1,485,305	1,419,250	66,055
Deferred policy acquisition costs	24,555,902	18,191,990	6,363,912
Value of insurance business acquired	5,526,645	5,908,835	(382,190)
Other assets	10,920,570	14,858,375	(3,937,805)
Assets other than investment assets	$77,870,244	$78,038,103	$(167,859)

The $2,727,786 decrease in cash and cash equivalents for the year ended December 31, 2017 and the corresponding amount for the year ended December 31, 2016 are summarized in the Company’s consolidated statements of cash flows.

The increase in deferred policy acquisition costs for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	2017	2016

Balance, beginning of year	$18,191,990	$13,015,679
Capitalization of commissions, sales and issue expenses	9,321,726	7,445,304
Amortization	(2,870,412)	(2,202,367)
Deferred acquisition costs allocated to investments	(87,402)	(66,626)

Balance, end of year	$24,555,902	$18,191,990

The $368,193 increase (16.9% increase) in accrued investment income in 2017 corresponds to the $58,042,920 increase (22.7% increase) in invested assets during 2017.

Our other assets as of December 31, 2017 and December 31, 2016 are summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016
Advances to mortgage loan originator	$4,925,259	$5,207,380	$(282,121)
Federal and state income taxes recoverable	2,504,494	2,220,566	283,928
Notes receivable	448,006	464,366	(16,360)
Accrual of mortgage loan and long-term investment payments due	2,516,490	511,585	2,004,905
Receivable for securities sold	364,611	6,288,274	(5,923,663)
Guaranty funds	73,151	78,711	(5,560)
Other receivables, prepaid assets and deposits	88,559	87,493	1,066
Total other assets	$10,920,570	$14,858,375	$(3,937,805)

As of December 31, 2017, the Company had $364,611 in security sales where the trade date and settlement date were in different financial reporting periods compared to $6,288,274 of security sales overlapping financial reporting periods as of December 31, 2016.

There was a $282,121 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $283,928 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $2,004,905 increase in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in January 2018.

On April 15, 2017, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman and is included in notes receivable.

Our liabilities as of December 31, 2017 and 2016 are summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016

Policy liabilities
Policyholders' account balances	$292,909,762	$245,346,489	$47,563,273
Future policy benefits	49,663,099	44,266,227	5,396,872
Policy claims	1,148,513	997,814	150,699
Other policy liabilities	68,490	69,854	(1,364)
Total policy liabilities	343,789,864	290,680,384	53,109,480
Deferred federal income taxes	2,961,929	693,470	2,268,459
Other liabilities	3,123,702	5,598,484	(2,474,782)
Total liabilities	$349,875,495	$296,972,338	$52,903,157

The $47,563,273 and $47,657,873 increases in policyholders’ account balances for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,
	2017	2016
Policyholders' account balances, beginning	$245,346,489	$197,688,616
Deposits	56,666,113	53,989,462
Withdrawals	(17,942,859)	(13,308,895)
Interest credited	8,840,019	6,977,306
Increase	47,563,273	47,657,873
Policyholders' account balances, ending	$292,909,762	$245,346,489

The $5,396,872 increase in future policy benefits during the year ended December 31, 2017 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $2,268,459 increase in deferred federal income taxes during the year ended December 31, 2017 was due to $1,060,901 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and equity securities available-for-sale, $1,267,823 of operating deferred federal tax expense and $60,265 from a 1% change in the statutory tax rate to 21% compared to the 20% historically used to compute deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity and equity securities available-for-sale.

Our other liabilities as of December 31, 2017 and December 31, 2016 are summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016
Suspense accounts payable	$42,901	$4,684,726	$(4,641,825)
Accounts payable	1,898,817	-	1,898,817
Accrued expenses payable	776,000	527,938	248,062
Payable for securities purchased	462,598	234,225	228,373
Guaranty fund assessments	43,000	60,000	(17,000)
Unearned investment income	62,326	48,466	13,860
Deferred revenue	29,784	29,632	152
Unclaimed funds	23,622	23,057	565
Other payables, withholdings and escrows	(215,346)	(9,560)	(205,786)
Total other liabilities	$3,123,702	$5,598,484	$(2,474,782)

The $4,641,825 decrease in suspense accounts payable is primarily due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

The $205,786 decline in other payables, withholdings and escrows is primarily due to an increase in escrows on commercial mortgage loans.

As of December 31, 2017, the Company had $462,598 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $234,225 of security purchases overlapping financial reporting periods as of December 31, 2016.

The $248,062 increase in accrued expenses payable is primarily due to an increase in FBLIC Term to 95 lawsuit legal fees as of December 31, 2017.

The $1,898,817 increase in accounts payable is primarily due to the $1.85 million settlement of the FBLIC Term to 95 lawsuit.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2017, we have received $27,119,480 from the sale of our shares.

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

As of December 31, 2017, we had cash and cash equivalents totaling $31,496,159. As of December 31, 2017, cash and cash equivalents of $10,734,154 and $18,636,600, respectively, were held by FBLIC and TLIC and may not be available for use by FTFC due to the required pre-approval by the MDOI and OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,124,823 in 2018 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $760,348 in 2018 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016 but none in 2017. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $21,835,216 and $22,117,921 as of December 31, 2017 and December 31, 2016, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 1, 2017, the Company agreed to a $1.0 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allow for advances, repayments and re-borrowings through the maturity date of July 1, 2018.  The outstanding advances incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  This line of credit is subject to annual renewal based upon the discretion of both the Company and the bank.   The Company did not utilize the line of credit during 2017.

Our cash flows for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Net cash provided by operating activities	$1,898,407	$9,485,884	$(7,587,477)
Net cash used in investing activities	(43,349,447)	(24,990,092)	(18,359,355)
Net cash provided by financing activities	38,723,254	40,680,567	(1,957,313)
Increase (decrease) in cash	(2,727,786)	25,176,359	(27,904,145)
Cash and cash equivalents, beginning of period	34,223,945	9,047,586	25,176,359
Cash and cash equivalents, end of period	$31,496,159	$34,223,945	$(2,727,786)

The $1,898,407 and $9,485,884 of cash provided by operating activities for the years ended December 31, 2017 and 2016, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2017	2016	2017 less 2016
Premiums collected	$15,861,633	$12,854,146	$3,007,487
Net investment income collected	11,249,130	11,414,304	(165,174)
Death benefits paid	(4,394,917)	(3,546,483)	(848,434)
Surrenders paid	(878,361)	(728,122)	(150,239)
Commissions paid	(8,656,921)	(7,219,722)	(1,437,199)
Other underwriting, insurance and acquisition expenses paid	(5,747,916)	(5,037,607)	(710,309)
Taxes paid	(389,622)	(992,518)	602,896
Increased (decreased) advances to mortgage loan originator	282,121	(2,112,317)	2,394,438
Increased (decreased) deposits of pending policy applications	(4,641,825)	4,509,592	(9,151,417)
(Increased) decreased short-term investment	(547,969)	599,855	(1,147,824)
Other	(236,946)	(255,244)	18,298
Increase in cash provided by operating activities	$1,898,407	$9,485,884	$(7,587,477)

Please see the statements of cash flows for the years ended December 31, 2017 and 2016 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of December 31, 2017 and 2016 is summarized as follows:

			Amount Change
	December 31, 2017	December 31, 2016	2017 less 2016

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2017 and 2016 and 7,802,593 outstanding as of December 31, 2017 and 2016)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of December 31, 2017 and 2016)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	4,760,951	818,676	3,942,275
Accumulated earnings	8,620,075	7,590,446	1,029,629
Total shareholders' equity	$41,252,179	$36,280,275	$4,971,904

The increase in shareholders’ equity of $4,971,904 for the year ended December 31, 2017 is due to other comprehensive income of $3,942,275, net income of $969,364 and $60,265 for a 1% increase in the statutory tax rate to 21% compared to the 20% historically used to compute deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity and equity securities available-for-sale. Shareholders’ equity per common share outstanding increased 13.8% from $4.65 per share as of December 31, 2016 to $5.29 per share as of December 31, 2017, based upon 7,802,593 common shares outstanding as of both December 31, 2016 and 2017.

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

Our investment portfolio had unrealized appreciation on available-for-sale securities of $6,130,475 and $1,039,897 as of December 31, 2017 and 2016, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $5,071,141 in unrealized gains arising for the year ended December 31, 2017 includes 2017 net realized investment losses of $19,437 originating from the sale and call activity for fixed maturity and equity securities available-for-sale resulting in a net increase in net unrealized appreciation for the year ended December 31, 2017 of $5,090,578.

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

As of December 31, 2017, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2017, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2017, the Company has outstanding advances to this loan originator totaling $4,925,259. The advances are secured by $6,375,214 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $574,741 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company. Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2017, $564,479 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2017, $394,978 of that escrow amount is available to the Company as additional collateral on $4,925,259 of advances to the loan originator. The remaining December 31, 2017 escrow amount of $169,501 is available to the Company as additional collateral on its investment of $33,900,260 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2017 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2004.

Springfield, Illinois

March 7, 2018

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2017	December 31, 2016
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $143,621,947 and $128,310,265 as of December 31, 2017 and 2016, respectively)	$149,683,139	$129,311,155
Available-for-sale equity securities at fair value (cost: $602,864 and $599,400 as of December 31, 2017 and 2016, respectively)	672,147	638,407
Mortgage loans on real estate	102,496,451	74,371,286
Investment real estate	2,382,966	2,506,673
Policy loans	1,660,175	1,598,116
Short-term investments	547,969	-
Other long-term investments	55,814,583	46,788,873
Total investments	313,257,430	255,214,510
Cash and cash equivalents	31,496,159	34,223,945
Accrued investment income	2,544,963	2,176,770
Recoverable from reinsurers	1,340,700	1,258,938
Agents' balances and due premiums	1,485,305	1,419,250
Deferred policy acquisition costs	24,555,902	18,191,990
Value of insurance business acquired	5,526,645	5,908,835
Other assets	10,920,570	14,858,375
Total assets	$391,127,674	$333,252,613
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$292,909,762	$245,346,489
Future policy benefits	49,663,099	44,266,227
Policy claims	1,148,513	997,814
Other policy liabilities	68,490	69,854
Total policy liabilities	343,789,864	290,680,384
Deferred federal income taxes	2,961,929	693,470
Other liabilities	3,123,702	5,598,484
Total liabilities	349,875,495	296,972,338
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2017 and 2016 and 7,802,593 outstanding as of December 31, 2017 and 2016)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of December 31, 2017 and 2016)	(893,947)	(893,947)
Accumulated other comprehensive income	4,760,951	818,676
Accumulated earnings	8,620,075	7,590,446
Total shareholders' equity	41,252,179	36,280,275
Total liabilities and shareholders' equity	$391,127,674	$333,252,613

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenues
Premiums	$15,855,686	$12,870,483
Net investment income	16,710,408	13,190,643
Net realized investment gains	271,470	729,739
Loss on other-than-temporary impairments	(224,250)	(212,342)
Other income	116,523	139,967
Total revenues	32,729,837	26,718,490
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	5,402,902	4,786,377
Death benefits	4,463,854	3,814,049
Surrenders	878,361	728,122
Interest credited to policyholders	8,840,019	6,977,306
Dividend, endowment and supplementary life contract benefits	283,654	296,985
Total benefits and claims	19,868,790	16,602,839
Policy acquisition costs deferred	(9,321,726)	(7,445,304)
Amortization of deferred policy acquisition costs	2,870,412	2,202,367
Amortization of value of insurance business acquired	382,190	379,365
Commissions	8,585,278	6,882,311
Other underwriting, insurance and acquisition expenses	8,002,010	5,677,130
Total expenses	10,518,164	7,695,869
Total benefits, claims and expenses	30,386,954	24,298,708
Income before total federal income tax expense (benefit)	2,342,883	2,419,782
Current federal income tax expense	105,696	37,404
Deferred federal income tax expense (benefit)	1,267,823	(208,361)
Total federal income tax expense (benefit)	1,373,519	(170,957)
Net income	$969,364	$2,590,739
Net income per common share basic and diluted	$0.12	$0.33

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016
Net income	$969,364	$2,590,739
Other comprehensive income
Total net unrealized investment gains arising during the period	5,071,141	4,880,178
Less net realized investment gains (losses)	(19,437)	470,438
Net unrealized investment gains	5,090,578	4,409,740
Less adjustment to deferred acquisition costs	87,402	66,626
Other comprehensive income before federal income tax expense	5,003,176	4,343,114
Federal income tax expense	1,060,901	868,621
Total other comprehensive income	3,942,275	3,474,493
Total comprehensive income	$4,911,639	$6,065,232

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2017 and 2016

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2016	$80,502	$28,684,598	$(893,947)	$(2,655,817)	$4,999,707	$30,215,043
Comprehensive income:
Net income	-	-	-	-	2,590,739	2,590,739
Other comprehensive income	-	-	-	3,474,493	-	3,474,493
Balance as of December 31, 2016	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	969,364	969,364
Federal tax rate change to 21%	-	-	-	-	60,265	60,265
Other comprehensive income	-	-	-	3,942,275	-	3,942,275
Balance as of December 31, 2017	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179

See notes to consolidated financial statements.

 First Trinity Financial Corporation and Subsidiaries

 Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Operating activities
Net income	$969,364	$2,590,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	145,804	146,122
Accretion of discount on investments	(3,102,042)	(1,948,423)
Net realized investment gains	(271,470)	(729,739)
Loss on other-than-temporary impairments	224,250	212,342
Amortization of policy acquisition cost	2,870,412	2,202,367
Policy acquisition cost deferred	(9,321,726)	(7,445,304)
Mortgage loan origination fees deferred	-	(4,531)
Amortization of loan origination fees	64,555	112,303
Amortization of value of insurance business acquired	382,190	379,365
Allowance for mortgage loan losses	98,388	61,079
Provision for deferred federal income tax expense (benefit)	1,267,823	(208,361)
Interest credited to policyholders	8,840,019	6,977,306
Change in assets and liabilities:
Accrued investment income	(368,193)	28,699
Policy loans	(62,059)	(111,799)
Short-term investments	(547,969)	599,855
Recoverable from reinsurers	(81,762)	(15,320)
Agents' balances and due premiums	(66,055)	(349,200)
Other assets (excludes depreciation of $316 and $633 in 2017 and 2016, respectively, and change in receivable for securities sold of ($5,923,663) and $6,286,370 in 2017 and 2016, respectively)	(1,986,174)	(2,516,800)
Future policy benefits	5,396,872	4,802,103
Policy claims	150,699	282,886
Other policy liabilities	(1,364)	(6,700)
Other liabilities (excludes change in payable of securities purchased of $228,373 and $234,222 in 2017 and 2016, respectively)	(2,703,155)	4,426,895
Net cash provided by operating activities	1,898,407	9,485,884

Investing activities
Purchases of fixed maturity securities	(37,095,248)	(11,338,377)
Maturities of fixed maturity securities	7,841,000	5,599,000
Sales of fixed maturity securities	12,389,756	14,933,968
Purchases of equity securities	(3,465)	(34,340)
Sales of equity securities	-	324,556
Purchases of mortgage loans	(53,913,277)	(33,480,579)
Payments on mortgage loans	25,670,590	17,550,870
Purchases of other long-term investments	(14,036,082)	(17,973,300)
Collections on other long-term investments	8,663,148	5,436,989
Sale of other long-term investments	792,012	-
Sales of real estate	190,083	43,269
Net change in receivable and payable for securities sold and purchased	6,152,036	(6,052,148)
Net cash used in investing activities	(43,349,447)	(24,990,092)

Financing activities
Policyholders' account deposits	56,666,113	53,989,462
Policyholders' account withdrawals	(17,942,859)	(13,308,895)
Net cash provided by financing activities	38,723,254	40,680,567

Increase (decrease) in cash and cash equivalents	(2,727,786)	25,176,359
Cash and cash equivalents, beginning of period	34,223,945	9,047,586
Cash and cash equivalents, end of period	$31,496,159	$34,223,945

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2017, the Company reclassified an available-for-sale fixed maturity security totaling $729,737 to other long-term investments due to a recent third party information change indicating the security does not qualify for available-for-sale treatment.

In conjunction with this reclassification, the non-cash impact on investing activities is summarized as follows:

Year Ended
December 31, 2017
Reduction in available-for-securities fixed maturity securities	$729,737
Other long-term investments	(729,737)
Net cash provided (used) in investing activities	$-

During 2017 and 2016, the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and $394,427, respectively, and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Reductions in mortgage loans due to foreclosure	$207,482	$394,427
Investment real estate held-for-sale acquired through foreclosure	(207,482)	(394,427)
Net cash provided (used) in investing activities	$-	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Investment real estate in buildings held for the production of income is carried at cost less accumulated depreciation. Depreciation on investment real estate in buildings held for the production of income is calculated over an estimated useful life of 19 years. Investment real estate in land held for both the production of income and for sale is carried at cost. Investment real estate obtained through foreclosure on mortgage loans on real estate is carried at the lower of acquisition cost or net realizable value.

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

December 31, 2017 and 2016

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

Allowance for Loan Losses from Mortgage Loans and Premium Financing

The allowance for possible loan losses from investments in mortgage loans on real estate and loans from premium financing is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the residential and commercial and industrial mortgage loan and premium financing loan portfolios. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the residential and commercial and industrial mortgage loan and premium finance loan portfolios and reduces the carrying value of investments in mortgage loans on real estate and premium finance loans to the estimated net realizable value on the consolidated statement of financial position.

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

December 31, 2017 and 2016

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

As of December 31, 2017 and 2016, there was $3,213,233 and $2,831,043, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:  $306,567 in 2018, $286,076 in 2019, $264,029 in 2020, $244,791 in 2021 and $227,007 in 2022.

Other Assets and Other Liabilities

Other assets consist primarily of advances to mortgage loan originator, receivable for securities sold, federal and state income taxes recoverable, accrual of mortgage loan and long-term investment payments due, guaranty funds, notes receivable, prepaid assets, deposits, other receivables, property and equipment and loans from premium financing.

Other liabilities consist primarily of accrued expenses payable, accounts payable, remittance items not allocated, payable for securities purchased, guaranty fund assessments, unclaimed funds, deferred revenue, unearned investment income, withholdings, escrows and other payables.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2017 and 2016.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2017 through the date that these financial statements have been issued.

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

December 31, 2017 and 2016

1. Organization and Significant Accounting Policies (continued)

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

December 31, 2017 and 2016

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

Investments — Equity Method and Joint Ventures:  Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued updated guidance that eliminates the requirement to retroactively apply the equity method of accounting when an investment that was previously accounted for using another method of accounting becomes qualified to apply the equity method due to an increase in the level of ownership interest or degree of influence.  If the investment was previously accounted for as an available-for-sale security, any related unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for the equity method is recognized through earnings.  The updated guidance is effective for reporting periods beginning after December 15, 2016, and is to be applied prospectively. Early adoption was permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

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

Financial Instruments — Credit Losses:  Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. mortgage loans and reinsurance amounts recoverable) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Consolidation – Interests Held through Related Parties that Are Under Common Control

In October 2016, the FASB issued further guidance that makes targeted amendments to consolidation accounting. This update changes how a reporting entity that is the primary beneficiary of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The updated guidance is effective for annual and interim periods beginning after December 15, 2016, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

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

December 31, 2017 and 2016

1. Organization and Significant Accounting Policies (continued)

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

Target Improvement to Accounting for Hedging Activities

In August 2017, the FASB issued updated authoritative guidance for the application of hedge accounting. The updated guidance updates certain recognition and measurement requirements for hedge accounting. The objective of the guidance is to more closely align the economics of a company’s risk management activities in its financial results and reduce the complexity of applying hedge accounting. The updates include the expansion of hedging strategies that are eligible for hedge accounting, elimination of the separate measurement and reporting of hedge ineffectiveness, presentation of the changes in the fair value of the hedging instrument in the same consolidated statement of operations line as the earnings effect of the hedged item and simplification of hedge effectiveness assessments. This guidance also includes new disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.

The updated guidance is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted for reporting periods beginning before December 15, 2018. The Company does not currently and does not intend to participate in hedging activities and there is therefore no impact on the Company’s results of operations, financial position or liquidity. This pronouncement would be adopted if the Company begins to participate in hedging activities in the future.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments

Fixed Maturity and Equity Securities Available-For-Sale

Investments in fixed maturity and equity securities available-for-sale as of December 31, 2017 and 2016 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2017
Fixed maturity securities
U.S. government and U.S. government agencies	$2,989,688	$48,720	$65,341	$2,973,067
States and political subdivisions	9,368,393	337,442	20,148	9,685,687
Residential mortgage-backed securities	29,573	41,736	-	71,309
Corporate bonds	109,340,273	5,248,291	491,556	114,097,008
Foreign bonds	21,894,020	1,134,999	172,951	22,856,068
Total fixed maturity securities	143,621,947	6,811,188	749,996	149,683,139

Equity securities
Mutual funds	347,942	1,124	-	349,066
Corporate preferred stock	99,945	775	-	100,720
Corporate common stock	154,977	67,384	-	222,361
Total equity securities	602,864	69,283	-	672,147
Total fixed maturity and equity securities	$144,224,811	$6,880,471	$749,996	$150,355,286

	December 31, 2016
Fixed maturity securities
U.S. government and U.S. government agencies	$3,157,889	$99,086	$71,592	$3,185,383
States and political subdivisions	9,172,533	144,947	66,584	9,250,896
Residential mortgage-backed securities	33,970	36,757	-	70,727
Corporate bonds	100,268,424	2,324,712	1,613,095	100,980,041
Foreign bonds	15,677,449	394,742	248,083	15,824,108
Total fixed maturity securities	128,310,265	3,000,244	1,999,354	129,311,155

Equity securities
Mutual funds	344,783	-	2,869	341,914
Corporate preferred stock	99,945	-	3,585	96,360
Corporate common stock	154,672	45,461	-	200,133
Total equity securities	599,400	45,461	6,454	638,407
Total fixed maturity and equity securities	$128,909,665	$3,045,705	$2,005,808	$129,949,562

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2017 and 2016 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2017
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$326,163	$3,897	2
States and political subdivisions	608,342	6,889	3
Corporate bonds	5,995,898	130,337	23
Foreign bonds	2,061,178	98,520	7
Total less than 12 months	8,991,581	239,643	35
More than 12 months
U.S. government and U.S. government agencies	1,338,617	61,444	5
States and political subdivisions	579,008	13,259	4
Corporate bonds	5,139,898	361,219	20
Foreign bonds	501,875	74,431	3
Total more than 12 months	7,559,398	510,353	32
Total fixed maturity securities in an unrealized loss position	$16,550,979	$749,996	67

	December 31, 2016
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$1,878,308	$71,592	6
States and political subdivisions	2,532,653	66,584	14
Corporate bonds	23,721,217	696,066	92
Foreign bonds	5,087,133	155,833	16
Total less than 12 months	33,219,311	990,075	128
More than 12 months
Corporate bonds	8,004,923	917,029	36
Foreign bonds	1,024,548	92,250	6
Total more than 12 months	9,029,471	1,009,279	42
Total fixed maturity securities in an unrealized loss position	42,248,782	1,999,354	170
Equity securities
Less than 12 months
Corporate preferred stock	96,360	3,585	2
Total less than 12 months	96,360	3,585	2
More than 12 months
Mutual funds	89,113	2,869	1
Total more than 12 months	89,113	2,869	1
Total equity securities in an unrealized loss position	185,473	6,454	3
Total fixed maturity and equity securities in an unrealized loss position	$42,434,255	$2,005,808	173

As of December 31, 2017, the Company held 67 available-for-sale fixed maturity securities with an unrealized loss of $749,996, fair value of $16,550,979 and amortized cost of $17,300,975. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2017. The ratio of the fair value to the amortized cost of these 67 securities is 96%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Fixed maturity securities were 93% and 92% investment grade as rated by Standard & Poor’s as of December 31, 2017 and December 31, 2016, respectively.

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

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the years ended December 31, 2017 and 2016.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

Unrealized appreciation on available-for-sale securities	$6,130,475	$1,039,897
Adjustment to deferred acquisition costs	(103,955)	(16,553)
Deferred income taxes	(1,265,569)	(204,668)

Net unrealized appreciation on available-for-sale securities	$4,760,951	$818,676

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2017, by contractual maturity, are summarized as follows:

	December 31, 2017
	Amortized Cost	Fair Value

Due in one year or less	$5,567,133	$5,598,493
Due in one year through five years	32,033,219	32,937,704
Due after five years through ten years	39,235,251	40,412,131
Due after ten years	66,756,771	70,663,502
Due at multiple maturity dates	29,573	71,309

	$143,621,947	$149,683,139

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity and equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2017	2016	2017	2016	2017	2016	2017	2016
Proceeds	$20,230,756	$20,532,968	$-	$324,556	$25,670,590	$17,550,870	$190,083	$43,269
Gross realized gains	594,337	643,041	-	100,869	-	101,104	6,050	-
Gross realized losses	(389,524)	(64,554)	-	(1,468)	-	(28,591)	(1,668)	(20,662)
Loss on other-than- temporary impairment	(224,250)	(207,450)	-	-	-	-	-	(4,892)

	Years Ended December 31,
	Other Long-Term Investments
	2017	2016
Proceeds	$792,012	$-
Gross realized gains	62,275	-
Gross realized losses	-	-
Loss on other-than- temporary impairment	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and equity securities available-for-sale for the years ended December 31, 2017 and 2016 and the amount of realized investment gains (losses) on fixed maturity and equity securities available-for-sale, mortgage loans on real estate, investment real estate and other long-term investments for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016

Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$5,060,302	$4,473,318
Equity securities	30,276	(63,578)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	204,813	578,487
Equity securities	-	99,401
Mortgage loans on real estate	-	72,513
Investment real estate	4,382	(20,662)
Other long-term investments	62,275	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Commercial and industrial mortgage loans
Retail stores	$1,227,894	$1,075,324
Office buildings	137,703	179,484
Industrial	430,613	-
Total commercial and industrial mortgage loans	1,796,210	1,254,808
Residential mortgage loans	100,700,241	73,116,478
Total mortgage loans	$102,496,451	$74,371,286

The Company utilizes the ratio of the carrying value of individual residential and commercial and industrial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of December 31, 2017 and 2016 are summarized as follows:

			As of December 31,
			Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2017	2016	2017	2016	2017	2016
Over 70%	to	80%	$19,515,632	$14,559,541	$-	$-	$19,515,632	$14,559,541
Over 60%	to	70%	36,192,035	29,738,887	-	-	36,192,035	29,738,887
Over 50%	to	60%	25,121,248	15,440,364	835,093	1,051,155	25,956,341	16,491,519
Over 40%	to	50%	12,923,381	10,399,031	-	-	12,923,381	10,399,031
Over 30%	to	40%	4,303,273	2,184,351	658,296	203,653	4,961,569	2,388,004
Over 20%	to	30%	1,867,670	467,410	159,671	-	2,027,341	467,410
Over 10%	to	20%	727,245	317,936	143,150	-	870,395	317,936
10%	or	less	49,757	8,958	-	-	49,757	8,958
	Total		$100,700,241	$73,116,478	$1,796,210	$1,254,808	$102,496,451	$74,371,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Alabama	$796,489	0.78%	$123,940	0.17%
Arizona	1,666,684	1.63%	735,704	0.99%
California	3,973,810	3.88%	3,516,796	4.73%
Colorado	206,490	0.20%	846,964	1.14%
Connecticut	307,716	0.30%	245,547	0.33%
Florida	18,773,474	18.32%	14,157,109	19.04%
Georgia	8,019,796	7.82%	6,761,450	9.09%
Hawaii	236,758	0.23%	-	0.00%
Illinois	11,165,357	10.89%	10,984,320	14.77%
Indiana	966,491	0.94%	548,783	0.74%
Kansas	421,362	0.41%	114,098	0.15%
Kentucky	101,022	0.10%	104,490	0.14%
Louisiana	252,457	0.25%	256,971	0.35%
Maryland	437,705	0.43%	-	0.00%
Massachusetts	293,933	0.29%	-	0.00%
Michigan	199,661	0.19%	491,692	0.66%
Minnesota	351,397	0.34%	216,640	0.29%
Missouri	2,628,265	2.56%	2,466,872	3.32%
Nevada	492,840	0.48%	554,223	0.75%
New Jersey	334,804	0.33%	-	0.00%
New York	2,236,894	2.18%	419,620	0.56%
North Carolina	1,009,279	0.98%	1,048,442	1.41%
Ohio	2,425,787	2.37%	1,737,406	2.34%
Oklahoma	356,203	0.35%	354,890	0.48%
Oregon	1,416,750	1.38%	-	0.00%
Pennsylvania	211,147	0.21%	224,879	0.30%
South Carolina	718,897	0.70%	345,682	0.46%
Tennessee	1,465,126	1.43%	1,190,701	1.60%
Texas	40,414,632	39.43%	26,141,950	35.14%
Washington	239,998	0.23%	247,125	0.33%
Wisconsin	282,869	0.28%	286,319	0.38%
All other states	92,358	0.09%	248,673	0.34%
	$102,496,451	100%	$74,371,286	100%

There were 23 loans with a remaining principal balance of $3,094,155 that were more than 90 days past due as of December 31, 2017. There were 11 loans with a remaining principal balance of $1,208,379 that were more than 90 days past due as of December 31, 2016.

There were no mortgage loans in default and in the foreclosure process as of December 31, 2017 and 2016.

During 2017 the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and transferred those properties to investment real estate held for sale. During 2016 the Company foreclosed on residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate held for sale.

The principal balances of the 986 residential mortgage loans owned by the Company as of December 31, 2017 that aggregated to $100,700,241 ranged from a low of $84 to a high of $852,011 and the interest rates ranged from 4.13% to 16.07%. The principal balances of the six commercial and two industrial mortgage loans owned by the Company as of December 31, 2017 that aggregated to $1,796,210 ranged from a low of $90,431 to a high of $432,798 and the interest rates ranged from 5.75% to 9.99%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

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

There are allowances for losses on mortgage loans of $342,815 and $244,427 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, $564,479 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2016, $525,063 of independent mortgage loan balances were held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2017 and 2016 the Company did not experience any impairment on mortgage loan investments.

Investment real estate

During 2017 the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and transferred those properties to investment real estate held for sale. During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,701. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,083.

During 2016 the Company foreclosed on seven residential mortgage loans of real estate totaling $394,427 and transferred those properties to investment real estate held for sale. During 2016 the Company sold investment real estate property with an aggregate carrying value of $63,931. The Company recorded a gross realized investment loss on sale of $20,662 based on an aggregate sales price of $43,269.

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

The Company’s investment real estate as of December 31, 2017 and 2016 is summarized as follows:

	December 31,
	2017	2016
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,195,183)	(1,049,695)
Buildings net of accumulated depreciation	1,072,374	1,217,862
Residential real estate - held for sale	352,277	330,496
Total residential real estate	352,277	330,496
Investment real estate, net of accumulated depreciation	$2,382,966	$2,506,673

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $55,814,583 and $46,788,873 as of December 31, 2017 and 2016, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2017 are summarized as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$8,020,313	$8,162,983
Due in one year through five years	22,512,241	24,685,185
Due after five years through ten years	15,839,830	19,684,133
Due after ten years	9,442,199	15,766,284
	$55,814,583	$68,298,585

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage
Arizona	$314,056	0.56%	$67,009	0.14%
California	4,892,381	8.77%	3,725,329	7.96%
Connecticut	1,734,926	3.11%	1,554,844	3.32%
Florida	47,641	0.09%	92,721	0.20%
Georgia	3,209,769	5.75%	1,179,442	2.52%
Illinois	512,415	0.92%	565,667	1.21%
Indiana	1,282,229	2.30%	1,303,314	2.79%
Kentucky	-	0.00%	28,411	0.06%
Maine	204,839	0.37%	239,011	0.51%
Massachusetts	13,613,341	24.39%	10,262,521	21.93%
Michigan	294,385	0.53%	307,892	0.66%
Missouri	115,906	0.21%	122,945	0.26%
New Jersey	12,842	0.02%	61,823	0.13%
New York	21,742,899	38.93%	19,633,916	41.97%
Ohio	3,125,819	5.60%	3,476,857	7.43%
Oregon	107,035	0.19%	-	0.00%
Pennsylvania	1,700,591	3.05%	1,027,361	2.20%
Texas	2,320,411	4.16%	2,540,038	5.43%
Vermont	282,896	0.51%	293,573	0.63%
Washington	300,202	0.54%	306,199	0.65%
	$55,814,583	100.00%	$46,788,873	100.00%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

2. Investments (continued)

Major categories of net investment income for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016

Fixed maturity securities	$6,504,233	$5,970,940
Equity securities	20,167	27,364
Other long-term investments	3,645,043	2,685,639
Mortgage loans	8,364,448	5,774,229
Policy loans	114,246	107,541
Real estate	375,369	340,032
Short-term and other investments	141,259	44,013
Gross investment income	19,164,765	14,949,758

Investment expenses	(2,454,357)	(1,759,115)
Net investment income	$16,710,408	$13,190,643

3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity and equity securities that are measured and reported at fair market value on the consolidated statements of financial position. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:

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

December 31, 2017 and 2016

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2017
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,973,067	$-	$2,973,067
States and political subdivisions	-	9,685,687	-	9,685,687
Residential mortgage-backed securities	-	71,309	-	71,309
Corporate bonds	-	114,097,008	-	114,097,008
Foreign bonds	-	22,856,068	-	22,856,068
Total fixed maturity securities	$-	$149,683,139	$-	$149,683,139

Equity securities, available-for-sale
Mutual funds	$-	$349,066	$-	$349,066
Corporate preferred stock	100,720	-	-	100,720
Corporate common stock	160,861	-	61,500	222,361
Total equity securities	$261,581	$349,066	$61,500	$672,147

	December 31, 2016
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,185,383	$-	$3,185,383
States and political subdivisions	-	9,250,896	-	9,250,896
Residential mortgage-backed securities	-	70,727	-	70,727
Corporate bonds	-	100,980,041	-	100,980,041
Foreign bonds	-	15,824,108	-	15,824,108
Total fixed maturity securities	$-	$129,311,155	$-	$129,311,155

Equity securities, available-for-sale
Mutual funds	$-	$341,914	$-	$341,914
Corporate preferred stock	96,360	-	-	96,360
Corporate common stock	138,633	-	61,500	200,133
Total equity securities	$234,993	$341,914	$61,500	$638,407

As of December 31, 2017 and 2016, Level 3 financial instruments consisted of two private placement common stocks that have no active trading. During 2016, additional investments in one of the private placement common stocks were purchased.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

3. Fair Value Measurements (continued)

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2017	2016

Beginning balance	$61,500	$46,500
Purchases	-	15,000
Sales	-	-
Impairment	-	-
Ending balance	$61,500	$61,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2017 and 2016, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2017
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$1,796,210	$1,783,385	$-	$-	$1,783,385
Residential	100,700,241	102,192,001	-	-	102,192,001
Policy loans	1,660,175	1,660,175	-	-	1,660,175
Short-term investments	547,969	547,969	547,969	-	-
Other long-term investments	55,814,583	68,298,585	-	-	68,298,585
Cash and cash equivalents	31,496,159	31,496,159	31,496,159	-	-
Accrued investment income	2,544,963	2,544,963	-	-	2,544,963
Total financial assets	$194,560,300	$208,523,237	$32,044,128	$-	$176,479,109

Financial liabilities
Policyholders' account balances	$292,909,762	$243,234,637	$-	$-	$243,234,637
Policy claims	1,148,513	1,148,513	-	-	1,148,513
Total financial liabilities	$294,058,275	$244,383,150	$-	$-	$244,383,150

	December 31, 2016
Financial assets
Mortgage loans on real estate
Commercial	$1,254,808	$1,268,140	$-	$-	$1,268,140
Residential	73,116,478	70,383,661	-	-	70,383,661
Policy loans	1,598,116	1,598,116	-	-	1,598,116
Other long-term investments	46,788,873	55,890,429	-	-	55,890,429
Cash and cash equivalents	34,223,945	34,223,945	34,223,945	-	-
Accrued investment income	2,176,770	2,176,770	-	-	2,176,770
Total financial assets	$159,158,990	$165,541,061	$34,223,945	$-	$131,317,116

Financial liabilities
Policyholders' account balances	$245,346,489	$206,541,702	$-	$-	$206,541,702
Policy claims	997,814	997,814	-	-	997,814
Total financial liabilities	$246,344,303	$207,539,516	$-	$-	$207,539,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2017 and 2016, these required deposits had amortized costs that totaled $4,308,853 and $4,099,405, respectively. As of December 31, 2017 and 2016, these required deposits had fair values that totaled $4,307,439 and $4,125,116, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

5. Allowance for Loan Losses from Mortgage Loans on Real Estate and Premium Financing Loans

As of December 31, 2017, $564,479 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2017, $394,978 of that escrow amount is available to the Company as additional collateral on $4,925,259 of advances to the loan originator. The remaining December 31, 2017 escrow amount of $169,501 is available to the Company as additional collateral on its investment of $33,900,260 in residential mortgage loans on real estate. In addition, the Company has an additional $342,815 allowance for possible loan losses in the remaining $68,596,191 of investments in mortgage loans on real estate as of December 31, 2017.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate and loans from premium financing as of and for the years ended December 31, 2017 and 2016 are summarized as follows (excluding $33,900,260 and $25,523,757 of mortgage loans on real estate as of December 31, 2017 and 2016, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Premium Finance Loans		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Allowance, beginning	$238,121	$175,988	$6,306	$7,360	$-	$197,172	$244,427	$380,520
Charge offs	-	-	-	-	-	(347,885)	-	(347,885)
Recoveries	-	-	-	-	-	-	-	-
Provision	95,668	62,133	2,720	(1,054)	-	150,713	98,388	211,792
Allowance, ending	$333,789	$238,121	$9,026	$6,306	$-	$-	$342,815	$244,427

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$333,789	$238,121	$9,026	$6,306	$-	$-	$342,815	$244,427

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$66,799,981	$47,592,721	$1,796,210	$1,254,808	$-	$-	$68,596,191	$48,847,529

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Balance, beginning of year	$18,191,990	$13,015,679
Capitalization of commissions, sales and issue expenses	9,321,726	7,445,304
Amortization	(2,870,412)	(2,202,367)
Deferred acquisition costs allocated to investments	(87,402)	(66,626)

Balance, end of year	$24,555,902	$18,191,990

7. Federal Income Taxes

FTFC files a consolidated federal income tax return with FTCC but does not file a consolidated tax return with TLIC or FBLIC. TLIC and FBLIC are taxed as life insurance companies under the provisions of the Internal Revenue Code. Life insurance companies must file separate tax returns until they have been a member of the consolidated filing group for five years. However, in 2017 and 2016, TLIC and FBLIC filed combined life insurance company 2016 and 2015 federal tax returns and intend to also file a combined life insurance company 2017 federal tax return for TLIC and FBLIC in 2018.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense (benefit) computed by applying the federal income tax rate of 34% to income before federal income tax expense for the years ended December 31, 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2017	2016
Expected tax expense	$796,580	$822,726

Net operating losses	649,460	(690,905)
Loss contingency accrued for lawsuit settlement	385,331	-
Capital gain taxes	185,461	72,249
Future policy benefits	151,017	282,062
Value of life insurance business acquired	108,773	53,111
Deferred policy acquisition costs	(611,407)	(651,873)
Small life insurance company deduction	(153,956)	(62,303)
Accrual of discount	(68,679)	(183,393)
Adjustment of prior years' taxes	(23,068)	(15,075)
Difference in book versus tax basis of available-for-sale fixed maturity securities	(7,273)	159,763
Other	(38,720)	42,681

Total income tax expense (benefit)	$1,373,519	$(170,957)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2017 and 2016 are summarized as follows:

	December 31,
	2017	2016
Deferred tax liabilities:
Net unrealized investment gains	$1,265,569	$204,668
Available-for-sale fixed maturity securities	89,439	232,889
Deferred policy acquisition costs	4,317,272	2,944,563
Reinsurance recoverable	249,822	251,788
Investment real estate	38,700	35,940
Value of insurance business acquired	1,160,595	1,181,767
Due premiums	26,036	25,914
Other assets	6,962	5,819
Other	2,363	3,798
Total deferred tax liabilities	7,156,758	4,887,146
Deferred tax assets:
Policyholders' account balances and future policy benefits	2,308,001	1,965,397
Policy claims	13,993	25,983
Unearned investment income	12,941	9,491
Available-for-sale equity securities	51,554	48,945
Mortgage loans	42,175	7,578
Alternative minimum tax carryforward	305,538	276,571
Net operating loss carryforward	1,057,511	1,843,238
Net capital loss carryforward	8,925	14,450
Dividend liability	10,823	10,652
Loss contingency accrued for lawsuit settlement	385,331	-
Other	6,962	5,821
Total deferred tax assets	4,203,754	4,208,126
Valuation allowance	(8,925)	(14,450)
Net deferred tax assets	4,194,829	4,193,676
Net deferred tax liabilities	$2,961,929	$693,470

FTFC has net operating loss carryforwards of $5,035,767 expiring in 2024 through 2033. FTFC has capital loss carryforwards of $42,500 expiring in 2018 that are subject to a full valuation allowance as of December 31, 2017 and 2016 since it is not probable that the capital loss carryforwards will be utilized. During 2017, FTFC utilized $284,560 of the net operating loss carryforward existing as of January 1, 2017 to offset 2017 federal taxable income. During 2016, FTFC utilized $299,347 of the net operating loss carryforward existing as of January 1, 2016 to offset 2016 federal taxable income.

Due to FTFC’s taxable income generated in 2017, 2016, 2015 and 2014 and FTFC’s projected taxable income in future years, the valuation allowance on FTFC’s net operating loss carryforward was reduced by $1,699,953 during 2016 since it is probable the entire net operating loss carryforwards will be utilized.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

7. Federal Income Taxes (continued)

During 2017, TLIC utilized the remaining $116,225 net operating loss carryforwards originated from the acquisition of FLAC and existing as of January 1, 2017 to offset a portion of 2017 federal taxable income. During 2016, TLIC utilized $135,000 of the net operating loss carryforward existing as of January 1, 2016 to offset a portion of 2016 federal taxable income.

During 2017, FBLIC utilized the remaining $55,409 net operating loss carry forwards generated in 2016 and existing as of January 1, 2017 to offset a portion of 2017 federal taxable income.

The Company has no known uncertain tax benefits within its provision for income taxes beyond the $1,834,910 loss contingency accrued for a lawsuit settlement. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2015 through 2017 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

8. Reinsurance

TLIC participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TLIC reinsures all amounts of risk on any one life in excess of $75,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”).

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. FBLIC reinsures initial amounts of risk on any one life in excess of $75,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsure the accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

8. Reinsurance (continued)

Reinsurance assumed and ceded amounts for TLIC and FBLIC for 2017 and 2016 are summarized as follows:

	2017	2016
Premiums assumed	$48,347	$42,342
Commissions and expense allowances assumed	105	57
Benefits assumed	20,027	21,864
Reserve credits assumed	59,464	59,226
In force amount assumed	16,478,162	17,621,570

Premiums ceded	350,591	375,796
Commissions and expense allowances ceded	3,133	4,716
Benefits ceded	447,988	197,467
Reserve credits ceded	1,057,596	1,057,934
In force amount ceded	48,734,604	53,453,666

9. Leases

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017 and $8,805 from October 1, 2017 through September 30, 2018 with increases of two percent each twelve month period from October 1, 2018 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $92,041 and $93,415 for the years ended December 31, 2017 and 2016, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $14,491, $8,627 and $1,250 for the years ended December 31, 2017, 2016 and 2015, respectively. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $106,189, $108,304 and $82,446 for the years 2018 through 2020, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

9. Leases (continued)

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments are $18,299 from July 1, 2016 through June 30, 2017 and $18,376 from July 1, 2017 through May 31, 2021.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through September 30, 2017 and $4,263 from October 1, 2017 through December 31, 2017.

The future minimum lease payments to be received under the non-cancellable lease agreements are $324,858, $220,512, $220,512 and $91,880 for the years 2018 through 2021, respectively.

10. Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the OID. FBLIC is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income for TLIC amounted to $243,754 and $1,927,154 for the years ended December 31, 2017 and 2016, respectively. The statutory capital and surplus of TLIC was $11,248,234 and $11,129,493 as of December 31, 2017 and 2016, respectively. The statutory net income for FBLIC amounted to ($1,528,459) and $6,645 for the years ended December 31, 2017 and 2016, respectively. The statutory capital and surplus of FBLIC was $7,603,475 and $9,141,799 as of December 31, 2017 and 2016, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,124,823 in 2018 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $760,348 in 2018 without prior approval. FBLIC paid dividends of $1,000,000 to TLIC in 2016. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31,
	2017	2016
Revenues:
Life insurance operations	$18,308,660	$14,996,543
Annuity operations	14,061,953	11,135,950
Corporate operations	359,224	585,997
Total	$32,729,837	$26,718,490

Income (loss) before income taxes:
Life insurance operations	$(207,655)	$866,648
Annuity operations	2,280,615	1,271,600
Corporate operations	269,923	281,534
Total	$2,342,883	$2,419,782

Depreciation and amortization expense:
Life insurance operations	$2,528,920	$2,081,066
Annuity operations	934,041	759,091
Total	$3,462,961	$2,840,157

	December 31,
	2017	2016
Assets:
Life insurance operations	$56,780,793	$50,577,282
Annuity operations	328,727,443	275,745,766
Corporate operations	5,619,438	6,929,565
Total	$391,127,674	$333,252,613

12.          Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $21,835,216 as of December 31, 2017. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts. The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The jury concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and the jury awarded the Company $800,000 of damages against Mr. Pettigrew. In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew. In addition to the damages awarded by the jury, the Company and Mr. Zahn have initiated steps to aggressively communicate the correction of the untrue statements to outside parties.

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in escrow by a third party, have not been reflected in the December 31, 2017 consolidated financial statements, would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

Prior to being acquired by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a dividend for the Decreasing Term to 95 policies. On November 22, 2013, a lawsuit was filed in the Circuit Court of Greene County, Missouri asserting claims against FBLIC relating to this decision. A trial was held November 27, 2017 through December 1, 2017 on the individual claims of two policyholders asserting fraud and negligent misrepresentation and on claims of a class of Missouri residents asking the Court to (1) find that the dividend provisions in the Decreasing Term to 95 policies violate Missouri law, specifically, § 376.360 RSMo.; (2) order that the policies are void ab initio; and (3) order that FBLIC return all premiums collected under these policies, plus interest and attorneys’ fees.

Following the conclusion of the trial, subject to the approval of the Court, the parties reached a settlement resolving of both the individual and class claims. If approved by the Court, FBLIC will pay $1.85 million as accrued in the consolidated financial statements to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled. A hearing date for approval of the settlement has not yet been scheduled.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

14. Related Party Transactions

On April 15, 2017, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman. This loan is included in other assets in the consolidated statements of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

15. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31, 2017 and 2016
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	3,995,829	(68,869)	3,926,960
Less amounts reclassified from accumulated other comprehensive income, net of tax	(15,315)	-	(15,315)
Other comprehensive income	4,011,144	(68,869)	3,942,275
Balance as of December 31, 2017	$4,843,061	$(82,110)	$4,760,951

Balance as of January 1, 2016	$(2,695,876)	$40,059	$(2,655,817)
Other comprehensive income before reclassifications, net of tax	3,904,143	(53,300)	3,850,843
Less amounts reclassified from accumulated other comprehensive income, net of tax	376,350	-	376,350
Other comprehensive income	3,527,793	(53,300)	3,474,493
Balance as of December 31, 2016	$831,917	$(13,241)	$818,676

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31, 2017
		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,071,141	$1,075,312	$3,995,829
Less reclassification adjustment for net losses included in income	(19,437)	(4,122)	(15,315)
Net unrealized gains on investments	5,090,578	1,079,434	4,011,144
Adjustment to deferred acquisition costs	(87,402)	(18,533)	(68,869)
Total other comprehensive income	$5,003,176	$1,060,901	$3,942,275

Other comprehensive income:	Year Ended December 31, 2016
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,880,178	$976,035	$3,904,143
Less reclassification adjustment for net gains included in income	470,438	94,088	376,350
Net unrealized gains on investments	4,409,740	881,947	3,527,793
Adjustment to deferred acquisition costs	(66,626)	(13,326)	(53,300)
Total other comprehensive income	$4,343,114	$868,621	$3,474,493

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

15. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2017	2016
Unrealized gains (losses) on available-for-sale securities:
Realized gains (losses) on sales of securities (a)	$(19,437)	$470,438
Income tax expense (benefit) (b)	(4,122)	94,088
Total reclassification adjustments	$(15,315)	$376,350

(a)	These items appear within net realized investment gains and loss on other-than-temporary impairments in the consolidated statements of operations.

(b)	These items appear within federal income taxes in the consolidated statements of operations.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2017.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 8, 2018	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 8, 2018	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 8, 2018
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 8, 2018
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 8, 2018
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 8, 2018
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 8, 2018
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 8, 2018
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 8, 2018
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 8, 2018
Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

5.1	Opinion of Cooper & Newsome PLLP, incorporated by reference to Exhibit 5.1 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A filed June 23, 2010.

5.2

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated by reference to Exhibit 5.2 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form POS AM filed March 31, 2011.

5.3

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., incorporated by reference to Exhibit 5.3 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form POS AM filed April 3, 2012.

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

10.5

First Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated July 1, 2008, incorporated by reference as Exhibit 10.6 to the Company’s Annual report on Form 10-K filed April 14, 2009.

10.6

Supplemental Lease Agreement dated July 10, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.7

Supplemental Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.8	Employment Agreement of William S. Lay, dated April 18, 2009, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2009.

10.9

Loan agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed May 15, 2009.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

10.10

Loan guaranty agreement between First Trinity Capital Corporation and First National Bank of Muskogee dated March 12, 2009, incorporated by reference as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed May 15, 2009.

10.11

Administrative Services Agreement between First Life America Corporation and Investors Heritage Life Insurance Company dated June 16, 2009, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.12

First Amendment to Administrative Services Agreement between Trinity Life Insurance Company and Investors Heritage Life Insurance Company incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 17, 2009.

10.13	Amendment to Employment Agreement of William S. Lay dated April 23, 2010, incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 28, 2010.

10.14	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.15

Second Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated June 16, 2010, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2010.

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference as Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.19	Not Used

10.20	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.21	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.22	Employment Agreement of William S. Lay, dated December 12, 2013, incorporated by reference as Exhibit 10.22 of the Company’s Current Report on Form 8-K filed December 12, 2013.

10.23	Employment Agreement of William S. Lay, dated December 12, 2015, incorporated by reference as Exhibit 10.23 of the Company’s Current Report on Form 8-K filed December 14, 2015.

10.24	Employment Agreement of Jeffrey J. Wood, dated December 23, 2015, incorporated by reference as Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 28, 2015.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

10.25	Amendment to Employment Agreement of Jeffrey J. Wood, dated February 26, 2016, incorporated by reference as Exhibit 10.25 of the Company’s Current Report on Form 8-K filed February 29, 2016.

10.26	Amendment to Employment Agreement of Gregg E. Zahn, President, dated September 5, 2017, incorporated by reference as Exhibit 10.26 of the Company’s Current Report on Form 8-K filed September 8, 2017.

17.1	Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.1 of the Company’s Current Report on Form 8-K filed August 10, 2012.

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

21.2

Letter to Jeffrey Reidler, Division of Corporate Finance, United States Securities and Exchange Commission, incorporated by reference as Exhibit 21.2 of the Company’s Pre-Effective Amendment No. 4 to the Registration Statement on Form POS AM filed April 3, 2012.

23.1

Consent of Cooper & Newsome PLLP (included as part of its opinion), incorporated by reference as Exhibit 5.1 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A filed June 23, 2010.

23.2	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference as Exhibit 23.2 of the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1/A filed May 17, 2010.

23.3

Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., (included as part of its opinion), incorporated by reference as Exhibit 5.2 of the Pre-Effective Amendment No. 3 to the Registration Statement on Form POS AM filed March 31, 2011.

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference as Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form POS AM filed March 31, 2011.

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

23.6	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form POS AM filed April 3, 2012.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 30, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 30, 2007.

99.4

Termination of Oklahoma Insurance Holding Company Disclaimer of Control between the Oklahoma Department of Insurance and Gregg Earl Zahn dated August 2, 2007 is incorporated by reference to Exhibit 99.4 to the Company’s Form 10KSB filed on March 31, 2008.

99.5	First Life America Corporation unaudited financial statements for the period ending September 30, 2008, incorporated by reference to Exhibit 99.5 to the Company’s Form 10-K filed on April 14, 2009.

99.6

First Life America Corporation audited financial statements for the years ended December 31, 2007 and 2006, incorporated by reference to Exhibit 99.6 to the Company’s Form 10-K filed on April 14, 2009.

99.7

Pro forma condensed financial information for the acquisition of First Life America Corporation on December 23, 2008, incorporated by reference to Exhibit 99.7 to the Company’s Form 10-K filed on April 14, 2009.

99.8	Form R Oklahoma Redomestication Application of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

99.9	Completion of acquisition of First Life America Corporation, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 27, 2009.

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

99.10	Subscription Agreement, incorporated by reference to Exhibit 99.10 of the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1/A filed June 23, 2010.

99.11	Subscription Escrow Agreement, as amended on March 31, 2011, incorporated by reference to Exhibit 99.10 to the Company’s Form POS AM filed on March 31, 2011.

99.12

Form A Application Missouri Statement Regarding the Acquisition of Control or Merger of Domestic Insurer Family Benefit Life Insurance Company on August 25, 2011, incorporated by reference to Exhibit 99.13 to the Company’s Form 8-K filed on August 31, 2011.

99.13

Missouri Approval Regarding the Acquisition of Control or Merger of Domestic Insurer Family Benefit Life Insurance Company on October 14, 2011, incorporated by reference to the Company’s Form 8-K filed on October 19, 2011.

99.14	Completion of acquisition of Family Benefit Life Insurance Company, incorporated by reference to Exhibit 99.18 to the Company’s Current Report on Form 8-K filed December 28, 2011.

99.15

Family Benefit Life Insurance Company audited financial statements for the years ended December 31, 2010 and 2011, incorporated by reference to Exhibit 99.19 to the Company’s Form 8-K/A filed on March 9, 2012.

99.16

Unaudited Pro forma financial statements for the acquisition of Family Benefit Life Insurance Company as of and for the year ended December 31, 2011, incorporated by reference to Exhibit 99.20 to the Company’s Form 8-K/A filed on March 9, 2012.

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