Form 10-Q
period 2018-03-31
First Trinity Financial CORP
filed 2018-05-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2018

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 7, 2018: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of March 31, 2018 (Unaudited) and December 31, 2017	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4. Controls and Procedures	54

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults upon Senior Securities	55

Item 4. Mine Safety Disclosures	55

Item 5. Other Information	55

Item 6. Exhibits	55

Signatures	56

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $147,759,019 and $143,621,947 as of March 31, 2018 and December 31, 2017, respectively)	$149,444,371	$149,683,139
Available-for-sale preferred stock at fair value (cost: $99,945 as of March 31, 2018 and December 31, 2017)	96,940	100,720
Equity securities (available-for-sale in 2017) at fair value (cost: $503,581 and $502,919 as of March 31, 2018 and December 31, 2017, respectively)	548,369	571,427
Mortgage loans on real estate	111,912,198	102,496,451
Investment real estate	2,346,594	2,382,966
Policy loans	1,647,320	1,660,175
Short-term investments	2,543,912	547,969
Other long-term investments	58,812,011	55,814,583
Total investments	327,351,715	313,257,430
Cash and cash equivalents	17,805,871	31,496,159
Accrued investment income	2,624,443	2,544,963
Recoverable from reinsurers	1,173,251	1,340,700
Agents' balances and due premiums	1,415,157	1,485,305
Deferred policy acquisition costs	26,116,077	24,555,902
Value of insurance business acquired	5,437,034	5,526,645
Other assets	11,451,942	10,920,570
Total assets	$393,375,490	$391,127,674
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$295,489,982	$292,909,762
Future policy benefits	51,096,235	49,663,099
Policy claims	1,213,535	1,148,513
Other policy liabilities	70,629	68,490
Total policy liabilities	347,870,381	343,789,864
Deferred federal income taxes	2,314,783	2,961,929
Other liabilities	4,383,484	3,123,702
Total liabilities	354,568,648	349,875,495
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2018 and December 31, 2017 and 7,802,593 outstanding as of March 31, 2018 and December 31, 2017)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of March 31, 2018 and December 31, 2017)	(893,947)	(893,947)
Accumulated other comprehensive income	1,306,725	4,760,951
Accumulated earnings	9,628,964	8,620,075
Total shareholders' equity	38,806,842	41,252,179
Total liabilities and shareholders' equity	$393,375,490	$391,127,674

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$4,486,735	$3,621,690
Net investment income	4,684,242	3,669,871
Net realized investment gains (losses)	(24,784)	166,506
Other income	21,227	49,892
Total revenues	9,167,420	7,507,959
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,439,591	959,805
Death benefits	1,562,056	1,545,836
Surrenders	227,669	283,376
Interest credited to policyholders	2,307,331	2,035,054
Dividend, endowment and supplementary life contract benefits	67,685	66,973
Total benefits and claims	5,604,332	4,891,044
Policy acquisition costs deferred	(2,308,033)	(2,414,719)
Amortization of deferred policy acquisition costs	823,548	680,836
Amortization of value of insurance business acquired	89,611	102,168
Commissions	2,103,122	2,244,910
Other underwriting, insurance and acquisition expenses	1,643,393	1,654,203
Total expenses	2,351,641	2,267,398
Total benefits, claims and expenses	7,955,973	7,158,442
Income before total federal income tax expense	1,211,447	349,517
Current federal income tax expense	-	-
Deferred federal income tax expense	271,066	88,039
Total federal income tax expense	271,066	88,039
Net income	$940,381	$261,478
Net income per common share basic and diluted	$0.12	$0.03

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$940,381	$261,478
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(4,380,790)	1,243,084
Cumulative effect, adoption of accounting guidance for equity securities	(68,508)	-
Less net realized investment gains (losses) having no credit losses	(1,170)	164,019
Net unrealized gains (losses)	(4,448,128)	1,079,065
Less adjustment to deferred acquisition costs	(75,690)	19,500
Other comprehensive income (loss) before income tax expense (benefit)	(4,372,438)	1,059,565
Income tax expense (benefit)	(918,212)	211,913
Total other comprehensive income (loss)	(3,454,226)	847,652
Total comprehensive income (loss)	$(2,513,845)	$1,109,130

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2018 and 2017
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	261,478	261,478
Other comprehensive income	-	-	-	847,652	-	847,652
Balance as of March 31, 2017	$80,502	$28,684,598	$(893,947)	$1,666,328	$7,851,924	$37,389,405

Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	940,381	940,381
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(3,454,226)	-	(3,454,226)
Balance as of March 31, 2018	$80,502	$28,684,598	$(893,947)	$1,306,725	$9,628,964	$38,806,842

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$940,381	$261,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	36,372	36,531
Accretion of discount on investments	(837,220)	(685,817)
Net realized investment losses (gains)	24,784	(166,506)
Amortization of policy acquisition cost	823,548	680,836
Policy acquisition cost deferred	(2,308,033)	(2,414,719)
Amortization of loan origination fees	13,365	14,797
Amortization of value of insurance business acquired	89,611	102,168
Allowance for mortgage loan losses	41,203	42,054
Provision for deferred federal income tax expense	271,066	88,039
Interest credited to policyholders	2,307,331	2,035,054
Change in assets and liabilities:
Policy loans	12,855	21,809
Short-term investments	(1,995,943)	-
Accrued investment income	(79,480)	(365,984)
Recoverable from reinsurers	167,449	47,057
Agents' balances and due premiums	70,148	(86,393)
Other assets (excludes depreciation of $159 in 2017 and change in receivable for securities sold of ($303,014) and $6,288,274 in 2018 and 2017, respectively)	(228,358)	592,603
Future policy benefits	1,433,136	956,446
Policy claims	65,022	(59,035)
Other policy liabilities	2,139	10,384
Other liabilities (exclude change in payable for securities purchased of ($132,961) and ($17,569) in 2018 and 2017, respectively)	1,392,743	(284,941)
Net cash provided by operating activities	2,242,119	825,861

Investing activities
Purchases of fixed maturity securities available-for-sale	(6,885,843)	(26,056,647)
Maturities of fixed maturity securities available-for-sale	1,950,000	2,770,000
Sales of fixed maturity securities available-for-sale	629,791	1,679,231
Purchases of equity securities available-for-sale	(968)	(1,129)
Sales of equity securities available-for-sale	412	-
Purchases of mortgage loans	(16,247,647)	(17,643,638)
Payments on mortgage loans	6,810,769	5,125,389
Purchases of other long-term investments	(4,737,503)	(3,648,817)
Payments on other long-term investments	2,711,668	1,780,143
Sale of real estate	-	107,167
Net change in receivable and payable for securities sold and purchased	(435,975)	6,270,705
Net cash used in investing activities	(16,205,296)	(29,617,596)

Financing activities
Policyholders' account deposits	7,433,520	25,052,131
Policyholders' account withdrawals	(7,160,631)	(4,521,805)
Net cash provided by financing activities	272,889	20,530,326

Decrease in cash	(13,690,288)	(8,261,409)
Cash and cash equivalents, beginning of period	31,496,159	34,223,945
Cash and cash equivalents, end of period	$17,805,871	$25,962,536

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

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

March 31, 2018

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2017.

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

March 31, 2018

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2018 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance was applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

March 31, 2018

(Unaudited)

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance did not have a material effect on the Company’s cash flows statement.

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

March 31, 2018

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

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

The updated guidance is effective for reporting periods beginning after December 15, 2017. The update is to be applied retrospectively with respect to the presentation of service cost and non-service cost and prospectively with respect to applying the service cost only eligible for capitalization in assets guidance. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements. This pronouncement did not impact the Company since it does not have any pension or postretirement benefit plans and has no intention to adopt such plans.

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

March 31, 2018

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On February 14, 2018, the FASB issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act of 2017 related to items remaining in accumulated other comprehensive income are recognized or at the beginning of the period of adoption. Early adoption is permitted.

The Company adopted the updated guidance effective December 31, 2017. The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2018 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,952,786	$35,108	$92,153	$2,895,741
States and political subdivisions	9,350,717	231,655	26,697	9,555,675
Residential mortgage-backed securities	26,600	38,423	-	65,023
Corporate bonds	113,497,658	2,470,316	1,103,071	114,864,903
Foreign bonds	21,931,258	459,679	327,908	22,063,029
Total fixed maturity securities	147,759,019	3,235,181	1,549,829	149,444,371

Preferred stock	99,945	415	3,420	96,940

Equity securities
Mutual funds	348,909	-	1,032	347,877
Corporate common stock	154,672	53,118	7,298	200,492
Total equity securities	503,581	53,118	8,330	548,369
Total fixed maturity, preferred stock and equity securities	$148,362,545	$3,288,714	$1,561,579	$150,089,680

	December 31, 2017
Fixed maturity securities
U.S. government and U.S. government agencies	$2,989,688	$48,720	$65,341	$2,973,067
States and political subdivisions	9,368,393	337,442	20,148	9,685,687
Residential mortgage-backed securities	29,573	41,736	-	71,309
Corporate bonds	109,340,273	5,248,291	491,556	114,097,008
Foreign bonds	21,894,020	1,134,999	172,951	22,856,068
Total fixed maturity securities	143,621,947	6,811,188	749,996	149,683,139

Preferred stock	99,945	775	-	100,720

Equity securities
Mutual funds	347,942	1,124	-	349,066
Corporate common stock	154,977	67,384	-	222,361
Total equity securities	502,919	68,508	-	571,427
Total fixed maturity, preferred stock and equity securities	$144,224,811	$6,880,471	$749,996	$150,355,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2018 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$121,201	$3,855	1
States and political subdivisions	1,541,543	12,318	9
Corporate bonds	25,967,725	620,075	94
Foreign bonds	9,290,016	250,401	30
Total less than 12 months	36,920,485	886,649	134
More than 12 months
U.S. government and U.S. government agencies	1,466,728	88,298	5
States and political subdivisions	300,253	14,379	3
Corporate bonds	5,055,807	482,996	26
Foreign bonds	497,625	77,507	3
Total more than 12 months	7,320,413	663,180	37
Total fixed maturity securities in an unrealized loss position	44,240,898	1,549,829	171

Preferred stock, less than 12 months in an unrealized loss position	46,580	3,420	1

Equity securities
Less than 12 months
Mutual funds	90,949	1,032	1
Corporate common stock	48,061	7,298	1
Total less than 12 months	139,010	8,330	2
Total equity securities in an unrealized loss position	139,010	8,330	2
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$44,426,488	$1,561,579	$174

	December 31, 2017
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$326,163	$3,897	2
States and political subdivisions	608,342	6,889	3
Corporate bonds	5,995,898	130,337	23
Foreign bonds	2,061,178	98,520	7
Total less than 12 months	8,991,581	239,643	35
More than 12 months
U.S. government and U.S. government agencies	1,338,617	61,444	5
States and political subdivisions	579,008	13,259	4
Corporate bonds	5,139,898	361,219	20
Foreign bonds	501,875	74,431	3
Total more than 12 months	7,559,398	510,353	32
Total fixed maturity securities in an unrealized loss position	$16,550,979	$749,996	67

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

As of March 31, 2018, the Company held 171 available-for-sale fixed maturity securities with an unrealized loss of $1,549,829, fair value of $44,240,898 and amortized cost of $45,790,727. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2018. The ratio of the fair value to the amortized cost of these 171 securities is 97%.

As of December 31, 2017, the Company held 67 available-for-sale fixed maturity securities with an unrealized loss of $749,996, fair value of $16,550,979 and amortized cost of $17,300,975. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2017. The ratio of the fair value to the amortized cost of these 67 securities is 96%.

As of March 31, 2018, the Company held two equity securities with an unrealized loss of $8,330, fair value of $139,010 and cost of $147,340. The ratio of fair value to cost of these securities is 94%.

As of March 31, 2018, the Company held one preferred stock with an unrealized loss of $3,420, fair value of $46,580 and cost of $50,000. The ratio of fair value to cost of this preferred stock is 93%.

As of December 31, 2017, the Company had no equity securities and preferred stock with unrealized losses.

Fixed maturity securities were 94% and 93% investment grade as rated by Standard & Poor’s as of March 31, 2018 and December 31, 2017, respectively.

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

There were no impairments during the three months ended March 31, 2018 and 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2018 and December 31, 2017, are summarized as follows:

	(Unaudited)
	March 31, 2018	December 31, 2017
Unrealized appreciation on available-for-sale securities	$1,682,347	$6,130,475
Adjustment to deferred acquisition costs	(28,265)	(103,955)
Deferred income taxes	(347,357)	(1,265,569)
Net unrealized appreciation on available-for-sale securities	$1,306,725	$4,760,951

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $58,812,011 and $55,814,583 as of March 31, 2018 and December 31, 2017, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2018, by contractual maturity, are summarized as follows:

	March 31, 2018 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,068,678	$7,118,325	$8,288,729	$8,421,481
Due after one year through five years	32,664,766	32,900,771	24,284,554	26,437,976
Due after five years through ten years	42,383,631	42,416,310	17,031,585	20,834,725
Due after ten years	65,615,344	66,943,942	9,207,143	14,552,677
Due at multiple maturity dates	26,600	65,023	-	-

	$147,759,019	$149,444,371	$58,812,011	$70,246,859

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2018	2017	2018	2017	2018	2017	2018	2017
Proceeds	$2,579,791	$4,449,231	$412	$-	$6,810,769	$5,125,389	$-	$107,167
Gross realized gains	6,101	171,105	106	-	-	-	-	2,487
Gross realized losses	(7,271)	(7,086)	-	-	-	-	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale and equity securities for the three months ended March 31, 2018 and 2017 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2018	2017
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(4,375,840)	$1,061,041
Preferred stock	(3,780)	5,600
Equity securities	-	12,424

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(1,170)	164,019
Equity securities, sale of securities	106	-
Equity securities, changes in fair value	(23,720)	-
Investment real estate	-	2,487

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2018	2017
Fixed maturity securities	$1,630,474	$1,490,370
Preferred stock and equity securities	5,083	5,072
Other long-term investments	970,056	857,470
Mortgage loans	2,488,413	1,667,394
Policy loans	29,083	27,564
Real estate	94,003	93,711
Short-term and other investments	41,742	110,286
Gross investment income	5,258,854	4,251,867
Investment expenses	(574,612)	(581,996)
Net investment income	$4,684,242	$3,669,871

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2018 and December 31, 2017, these required deposits, included in investment assets, had amortized costs that totaled $4,324,612 and $4,308,853, respectively. As of March 31, 2018 and December 31, 2017, these required deposits had fair values that totaled $4,269,713 and $4,307,439, respectively.

The Company’s mortgage loans by property type as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)
	March 31, 2018	December 31, 2017
Commercial and industrial mortgage loans

Retail stores	$1,205,371	$1,227,894
Office buildings	1,002,569	137,703
Industrial	428,233	430,613

Total commercial and industrial mortgage loans	2,636,173	1,796,210

Residential mortgage loans	109,276,025	100,700,241

Total mortgage loans	$111,912,198	$102,496,451

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)
	March 31, 2018	December 31, 2017
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,231,555)	(1,195,183)
Buildings net of accumulated depreciation	1,036,002	1,072,374
Residential real estate - held for sale	352,277	352,277
Total residential real estate	352,277	352,277
Investment real estate, net of accumulated depreciation	$2,346,594	$2,382,966

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

During first quarter 2017, the Company sold investment real estate property with an aggregate carrying value of $104,680. The Company recorded a gross realized investment gain on sale of $2,487 based on an aggregate sales price of $107,167.

3. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) on the measurement date.  The Company also considers the impact on fair value of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity.

The Company holds fixed maturity, preferred stock and equity securities that are measured and reported at fair market value on the statement of financial position. The Company determines the fair market values of its financial instruments based on the fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include preferred stock and equity securities that are traded in an active exchange market.

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

March 31, 2018

(Unaudited)

3. Fair Value Measurements (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2018 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,895,741	$-	$2,895,741
States and political subdivisions	-	9,555,675	-	9,555,675
Residential mortgage-backed securities	-	65,023	-	65,023
Corporate bonds	-	114,864,903	-	114,864,903
Foreign bonds	-	22,063,029	-	22,063,029
Total fixed maturity securities	$-	$149,444,371	$-	$149,444,371

Preferred stock, available-for-sale	$96,940	$-	$-	$96,940

Equity securities
Mutual funds	$-	$347,877	$-	$347,877
Corporate common stock	138,992	-	61,500	200,492
Total equity securities	$138,992	$347,877	$61,500	$548,369

	December 31, 2017
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,973,067	$-	$2,973,067
States and political subdivisions	-	9,685,687	-	9,685,687
Residential mortgage-backed securities	-	71,309	-	71,309
Corporate bonds	-	114,097,008	-	114,097,008
Foreign bonds	-	22,856,068	-	22,856,068
Total fixed maturity securities	$-	$149,683,139	$-	$149,683,139

Preferred stock, available-for-sale	$100,720	$-	$-	$100,720

Equity securities
Mutual funds	$-	$349,066	$-	$349,066
Corporate common stock	160,861	-	61,500	222,361
Total equity securities	$160,861	$349,066	$61,500	$571,427

As of March 31, 2018 and December 31, 2017, Level 3 financial instruments consisted of two private placement common stocks that have no active trading.

These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as these small insurance holding companies commence significant operations.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and preferred stock available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

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

The Company’s preferred stock is included in level 1 and equity securities are included in Level 1 and Level 2 and the private placement common stocks are included in Level 3. Level 1 for the preferred stock and those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity and preferred stock available-for-sale and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2018 and December 31, 2017, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2018 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$2,636,173	$2,602,467	$-	$-	$2,602,467
Residential	109,276,025	108,061,937	-	-	108,061,937
Policy loans	1,647,320	1,647,320	-	-	1,647,320
Short-term investments	2,543,912	2,543,912	2,543,912	-	-
Other long-term investments	58,812,011	70,246,859	-	-	70,246,859
Cash and cash equivalents	17,805,871	17,805,871	17,805,871	-	-
Accrued investment income	2,624,443	2,624,443	-	-	2,624,443
Total financial assets	$195,345,755	$205,532,809	$20,349,783	$-	$185,183,026
Financial liabilities
Policyholders' account balances	$295,489,982	$239,774,228	$-	$-	$239,774,228
Policy claims	1,213,535	1,213,535	-	-	1,213,535
Total financial liabilities	$296,703,517	$240,987,763	$-	$-	$240,987,763

	December 31, 2017
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$1,796,210	$1,783,385	$-	$-	$1,783,385
Residential	100,700,241	102,192,001	-	-	102,192,001
Policy loans	1,660,175	1,660,175	-	-	1,660,175
Short-term investments	547,969	547,969	547,969	-	-
Other long-term investments	55,814,583	68,298,585	-	-	68,298,585
Cash and cash equivalents	31,496,159	31,496,159	31,496,159	-	-
Accrued investment income	2,544,963	2,544,963	-	-	2,544,963
Total financial assets	$194,560,300	$208,523,237	$32,044,128	$-	$176,479,109
Financial liabilities
Policyholders' account balances	$292,909,762	$243,234,637	$-	$-	$243,234,637
Policy claims	1,148,513	1,148,513	-	-	1,148,513
Total financial liabilities	$294,058,275	$244,383,150	$-	$-	$244,383,150

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread. For commercial and industrial mortgage loans, the discount rate used was assumed to be the interest rate on the last commercial and industrial mortgage acquired by the Company.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2018	2017
Revenues:
Life insurance operations	$5,176,172	$4,184,653
Annuity operations	3,878,137	3,188,969
Corporate operations	113,111	134,337

Total	$9,167,420	$7,507,959

Income before income taxes:
Life insurance operations	$171,519	$117,848
Annuity operations	957,389	160,414
Corporate operations	82,539	71,255

Total	$1,211,447	$349,517

Depreciation and amortization expense:
Life insurance operations	$692,390	$414,284
Annuity operations	270,506	420,048

Total	$962,896	$834,332

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets:
Life insurance operations	$58,189,403	$56,780,793
Annuity operations	329,791,790	328,727,443
Corporate operations	5,394,297	5,619,438
Total	$393,375,490	$391,127,674

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

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2014 through 2017 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the March 31, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

Following the conclusion of the trial, subject to the approval of the Court, the parties reached a settlement resolving both the individual and class claims. If approved by the Court, FBLIC will pay $1.85 million as accrued in the December 31, 2017 consolidated financial statements to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled. After the Courts preliminary approval in March 2018, FBLIC transferred half of the settlement totaling $925,000 into a third party escrow account. A hearing date for final approval of the settlement has not yet been scheduled.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, 2018 and 2017 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(3,514,945)	59,795	(3,455,150)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(924)	-	(924)
Other comprehensive loss	(3,514,021)	59,795	(3,454,226)
Balance as of March 31, 2018	$1,329,040	$(22,315)	$1,306,725

Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	994,467	(15,600)	978,867
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	131,215	-	131,215
Other comprehensive income	863,252	(15,600)	847,652
Balance as of March 31, 2017	$1,695,169	$(28,841)	$1,666,328

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three months ended March 31, 2018 and 2017 are summarized as follows:

		Income Tax
	Pretax	Expense	Net of Tax
	Three Months Ended March 31, 2018 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,449,298)	$(934,353)	$(3,514,945)
Reclassification adjustment for net losses included in operations having no credit losses	(1,170)	(246)	(924)
Net unrealized losses on investments	(4,448,128)	(934,107)	(3,514,021)
Adjustment to deferred acquisition costs	75,690	15,895	59,795
Total other comprehensive loss	$(4,372,438)	$(918,212)	$(3,454,226)

	Three Months Ended March 31, 2017 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$1,243,084	$248,617	$994,467
Reclassification adjustment for net gains included in operations having no credit losses	164,019	32,804	131,215
Net unrealized gains on investments	1,079,065	215,813	863,252
Adjustment to deferred acquisition costs	(19,500)	(3,900)	(15,600)
Total other comprehensive income	$1,059,565	$211,913	$847,652

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2018	2017
Unrealized gains on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(1,170)	$164,019
Income tax expense (benefit) (b)	(246)	32,804
Total reclassification adjustments	$(924)	$131,215

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.
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

March 31, 2018

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

As of March 31, 2018, $615,804 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2018, $440,154 of that escrow amount is available to the Company as additional collateral on $5,239,896 of advances to the loan originator. The remaining March 31, 2018 escrow amount of $175,650 is available to the Company as additional collateral on its investment of $35,129,998 in residential mortgage loans on real estate. In addition, the Company has an additional $384,018 allowance for possible loan losses in the remaining $76,782,200 of investments in mortgage loans on real estate as of March 31, 2018.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2018 and 2017 are summarized as follows (excluding $35,129,998 and $29,677,438 of mortgage loans on real estate as of March 31, 2018 and 2017, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$333,789	$238,121	$9,026	$6,306	$342,815	$244,427
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	36,982	42,163	4,221	(109)	41,203	42,054
Allowance, ending	$370,771	$280,284	$13,247	$6,197	$384,018	$286,481

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$370,771	$280,284	$13,247	$6,197	$384,018	$286,481

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$74,146,027	$55,968,265	$2,636,173	$1,233,145	$76,782,200	$57,201,410

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate and Loans from Premium Financing (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial and industrial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of March 31, 2018 and December 31, 2017 are summarized as follows:

			Residential Mortgage Loans		Commercial and Industrial Mortgage Loans		Total Mortgage Loans
			(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio			March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Over 70%	to	80%	$22,825,014	$19,515,632	$-	$-	$22,825,014	$19,515,632
Over 60%	to	70%	38,701,438	36,192,035	-	-	38,701,438	36,192,035
Over 50%	to	60%	24,827,848	25,121,248	825,609	835,093	25,653,457	25,956,341
Over 40%	to	50%	13,223,048	12,923,381	746,250	-	13,969,298	12,923,381
Over 30%	to	40%	4,391,656	4,303,273	773,944	658,296	5,165,600	4,961,569
Over 20%	to	30%	2,309,905	1,867,670	148,222	159,671	2,458,127	2,027,341
Over 10%	to	20%	2,127,712	727,245	142,148	143,150	2,269,860	870,395
10%	or	less	869,404	49,757	-	-	869,404	49,757
Total			$109,276,025	$100,700,241	$2,636,173	$1,796,210	$111,912,198	$102,496,451

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2017.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance is effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance was applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted.  The adoption of this guidance did not have a material effect on the Company’s cash flows statement.

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

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

The updated guidance is effective for reporting periods beginning after December 15, 2017. The update is to be applied retrospectively with respect to the presentation of service cost and non-service cost and prospectively with respect to applying the service cost only eligible for capitalization in assets guidance. Early adoption is permitted as of the first interim period of an annual period if an entity issues interim financial statements. This pronouncement did not impact the Company since it does not have any pension or postretirement benefit plans and has no intention to adopt such plans.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On February 14, 2018, the FASB issued updated guidance that allows a reclassification of the stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Cuts and Jobs Act of 2017 related to items in accumulated other comprehensive income. The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act of 2017 related to items remaining in accumulated other comprehensive income are recognized or at the beginning of the period of adoption. Early adoption is permitted.

The Company adopted the updated guidance effective December 31, 2017. The adoption of this guidance did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2018 and 2017

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,486,735	$3,621,690	$865,045
Net investment income	4,684,242	3,669,871	1,014,371
Net realized investment gains (losses)	(24,784)	166,506	(191,290)
Other income	21,227	49,892	(28,665)
Total revenues	9,167,420	7,507,959	1,659,461
Benefits and claims	5,604,332	4,891,044	713,288
Expenses	2,351,641	2,267,398	84,243
Total benefits, claims and expenses	7,955,973	7,158,442	797,531
Income before federal income tax expense	1,211,447	349,517	861,930
Federal income tax expense	271,066	88,039	183,027
Net income	$940,381	$261,478	$678,903
Net income per common share basic and diluted	$0.12	$0.03	$0.09

Consolidated Condensed Financial Position as of March 31, 2018 and December 31, 2017

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 to 2017

Investment assets	$327,351,715	$313,257,430	$14,094,285
Other assets	66,023,775	77,870,244	(11,846,469)
Total assets	$393,375,490	$391,127,674	$2,247,816

Policy liabilities	$347,870,381	$343,789,864	$4,080,517
Deferred federal income taxes	2,314,783	2,961,929	(647,146)
Other liabilities	4,383,484	3,123,702	1,259,782
Total liabilities	354,568,648	349,875,495	4,693,153
Shareholders' equity	38,806,842	41,252,179	(2,445,337)
Total liabilities and shareholders' equity	$393,375,490	$391,127,674	$2,247,816

Shareholders' equity per common share	$4.97	$5.29	$(0.32)

Results of Operations – Three Months Ended March 31, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,486,735	$3,621,690	$865,045
Net investment income	4,684,242	3,669,871	1,014,371
Net realized investment gains (losses)	(24,784)	166,506	(191,290)
Other income	21,227	49,892	(28,665)
Total revenues	$9,167,420	$7,507,959	$1,659,461

The $1,659,461 increase in total revenues for the three months ended March 31, 2018 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Whole life and term first year	$50,854	$39,624	$11,230
Whole life and term renewal	574,364	596,440	(22,076)
Final expense first year	1,148,028	1,075,980	72,048
Final expense renewal	2,627,279	1,903,076	724,203
Supplementary contracts with life contingencies	86,210	6,570	79,640
Total premiums	$4,486,735	$3,621,690	$865,045

The $865,045 increase in premiums for the three months ended March 31, 2018 is primarily due to a $724,203 increase in final expense renewal premiums, $79,640 increase in supplementary contracts with life contingencies and a $72,048 increase in final expense first year premiums.

The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production.

The increase in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining lifetime instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$1,630,474	$1,490,370	$140,104
Preferred stock and equity securities	5,083	5,072	11
Other long-term investments	970,056	857,470	112,586
Mortgage loans	2,488,413	1,667,394	821,019
Policy loans	29,083	27,564	1,519
Real Estate	94,003	93,711	292
Short-term and other investments	41,742	110,286	(68,544)
Gross investment income	5,258,854	4,251,867	1,006,987
Investment expenses	(574,612)	(581,996)	(7,384)
Net investment income	$4,684,242	$3,669,871	$1,014,371

The $1,006,987 increase in gross investment income for the three months ended March 31, 2018 is primarily due to the increase in investments in mortgage loans and other long-term investments. In the twelve months since March 31, 2017, we had increased investment in mortgage loans of $25.0 million and other long term investments of $9.3 million. The increase in gross investment income from fixed maturity securities is primarily due to securities that have been called or matured and replaced with securities with higher yields.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity available-for-sale, equity securities, early payoff of mortgage loans on real estate, sale of investment real estate and changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$2,579,791	$4,449,231	$(1,869,440)
Amortized cost at sale date	2,580,961	4,285,212	(1,704,251)
Net realized gains (losses)	$(1,170)	$164,019	$(165,189)
Equity securities sold:
Sale proceeds	$412	$-	$412
Cost at sale date	306	-	306
Net realized gains	$106	$-	$106
Mortgage loans on real estate:
Payments and early payoffs of mortgage loans	$6,810,769	$5,125,389	$1,685,380
Principal collections	6,810,769	5,125,389	1,685,380
Net realized gains	$-	$-	$-
Investment real estate:
Sale proceeds	$-	$107,167	$(107,167)
Carrying value at sale date	-	104,680	(104,680)
Net realized gains	$-	$2,487	$(2,487)

Equity securites, changes in fair value	$(23,720)	$-	$(23,720)

Net realized investment gains (losses)	$(24,784)	$166,506	$(191,290)

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$1,439,591	$959,805	$479,786
Death benefits	1,562,056	1,545,836	16,220
Surrenders	227,669	283,376	(55,707)
Interest credited to policyholders	2,307,331	2,035,054	272,277
Dividend, endowment and supplementary life contract benefits	67,685	66,973	712
Total benefits and claims	5,604,332	4,891,044	713,288
Expenses
Policy acquisition costs deferred	(2,308,033)	(2,414,719)	106,686
Amortization of deferred policy acquisition costs	823,548	680,836	142,712
Amortization of value of insurance business acquired	89,611	102,168	(12,557)
Commissions	2,103,122	2,244,910	(141,788)
Other underwriting, insurance and acquisition expenses	1,643,393	1,654,203	(10,810)
Total expenses	2,351,641	2,267,398	84,243
Total benefits, claims and expenses	$7,955,973	$7,158,442	$797,531

The $797,531 increase in total benefits, claims and expenses for the three months ended March 31, 2018 is discussed below.

Benefits and Claims

The $713,288 increase in benefits and claims for the three months ended March 31, 2018 is primarily due to the following:

●	$479,786 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$272,277 increase in interest credited to policyholders is primarily due to an increase of approximately $27.6 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2017.

●	$55,707 decrease in surrenders primarily corresponding to lapsation decisions of whole life and term policyholders.

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

For the three months ended March 31, 2018 and 2017, capitalized costs were $2,308,033 and $2,414,719, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2018 and 2017 were $823,548 and $680,836, respectively.

The $106,686 decrease in the 2018 acquisition costs deferred primarily relates to decreased annuity production and deferral and capitalization of primarily decreased eligible annuity commissions. The $142,712 increase in the 2018 amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies and annuity contracts in force and lapsation of ordinary life policies reflected by increased death benefits and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $89,611 and $102,168 for the three months ended March 31, 2018 and 2017, respectively.

Commissions

Our commissions for the three months ended March, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Annuity	$406,931	$718,911	$(311,980)
Whole life and term first year	47,659	35,826	11,833
Whole life and term renewal	17,698	23,984	(6,286)
Final expense first year	1,374,440	1,287,695	86,745
Final expense renewal	256,394	178,494	77,900
Total commissions	$2,103,122	$2,244,910	$(141,788)

The $141,788 decrease in commissions for the three months ended March 31, 2018 is primarily due to a $311,980 (due to a $17,618,611 decrease in annuity deposits) decrease in annuity commissions that exceeded an $86,745 increase in final expense first year commissions and a $77,900 increase in final expense renewal commissions.

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

For the three months ended March 31, 2018 and 2017, deferred federal income tax expense was $271,066 and $88,039, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $940,381 ($.12 per common share basic and diluted) and $261,478 ($0.03 per common share basic and diluted) for the three months ended March 31, 2018 and 2017, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended March 31, 2018 and 2017 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$5,176,172	$4,184,653	$991,519
Annuity operations	3,878,137	3,188,969	689,168
Corporate operations	113,111	134,337	(21,226)
Total	$9,167,420	$7,507,959	$1,659,461
Income before federal income taxes:
Life insurance operations	$171,519	$117,848	$53,671
Annuity operations	957,389	160,414	796,975
Corporate operations	82,539	71,255	11,284
Total	$1,211,447	$349,517	$861,930

Life Insurance Operations

The $991,519 increase in revenues from Life Insurance Operations for the three months ended March 31, 2018 is primarily due to the following:

●	$865,045 increase in premiums

●	$161,347 increase in net investment income

●	$5,260 decrease in other income

●	$29,613 decrease in net realized investment gains

The $53,671 increased profitability from Life Insurance Operations for the three months ended March 31, 2018 is primarily due to the following:

●	$865,045 increase in premiums

●	$161,347 increase in net investment income

●	$74,897 increase in policy acquisition costs deferred net of amortization

●	$55,707 decrease in surrenders

●	$6,278 decrease in amortization of value of insurance business acquired

●	$712 increase in dividend, endowment and supplementary life contract benefits

●	$5,260 decrease in other income

●	$16,220 increase in death benefits

●	$29,613 decrease in net realized investment gains

●	$170,192 increase in commissions

●	$407,820 increase in other underwriting, insurance and acquisition expenses

●	$479,786 increase in future policy benefits

Annuity Operations

The $689,168 increase in revenues from Annuity Operations for the three months ended March 31, 2018 is due to the following:

●	$850,845 increase in net investment income

●	$161,677 decrease in net realized investment gains

The $796,975 increased profitability from Annuity Operations for the three months ended March 31, 2018 is due to the following:

●	$850,845 increase in net investment income

●	$386,120 decrease in other underwriting, insurance and acquisition expenses

●	$311,980 decrease in commissions

●	$6,279 decrease in amortization of value of insurance business acquired

●	$161,677 decrease in net realized investment gains

●	$272,277 increase in interest credited to policyholders

●	$324,295 decrease in policy acquisition costs deferred net of amortization

Corporate Operations

The $21,226 decrease in revenues from Corporate Operations for the three months ended March 31, 2018 is due to $23,405 of decreased other income from service fees that exceeded $2,179 of increased net investment income.

The $11,284 increase in Corporate Operations profitability for the three months ended March 31, 2018 is primarily due to $32,510 of decreased operating expenses and $2,179 of increased net investment income that exceeded $23,405 of decreased other income from service fees.

Consolidated Financial Condition

Our invested assets as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $147,759,019 and $143,621,947 as of March 31, 2018 and December 31, 2017, respectively)	$149,444,371	$149,683,139	$(238,768)
Available-for-sale preferred stock at fair value (cost: $99,945 as of March 31, 2018 and December 31, 2017)	96,940	100,720	(3,780)
Equity securities (available-for-sale 2017) at fair value (cost: $503,581 and $502,919 as of March 31, 2018 and December 31, 2017, respectively)	548,369	571,427	(23,058)
Mortgage loans on real estate	111,912,198	102,496,451	9,415,747
Investment real estate	2,346,594	2,382,966	(36,372)
Policy loans	1,647,320	1,660,175	(12,855)
Short-term investments	2,543,912	547,969	1,995,943
Other long-term investments	58,812,011	55,814,583	2,997,428
Total investments	$327,351,715	$313,257,430	$14,094,285

The $238,768 decrease and $22,614,658 increase in fixed maturity available-for-sale securities for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$149,683,139	$129,311,155
Purchases	6,885,843	26,056,647
Unrealized appreciation (depreciation)	(4,375,840)	1,061,041
Net realized investment gains (losses)	(1,170)	164,019
Sales proceeds	(629,791)	(1,679,231)
Maturities	(1,950,000)	(2,770,000)
Premium amortization	(167,810)	(217,818)
Increase (decrease)	(238,768)	22,614,658
Fixed maturity securities, available-for-sale, ending	$149,444,371	$151,925,813

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

The $3,780 decrease and $5,600 increase in preferred stock available-for-sale for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Preferred stock, available-for-sale, beginning	$100,720	$96,360
Unrealized appreciation (depreciation)	(3,780)	5,600
Increase (decrease)	(3,780)	5,600
Preferred stock, available-for-sale, ending	$96,940	$101,960

Preferred stock available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $23,058 decrease and $13,553 increase in equity securities for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Equity securities, beginning	$571,427	$542,047
Purchases	968	1,129
Sales proceeds	(412)	-
Unrealized appreciation (depreciation)	-	12,424
Net realized investment gains sale of securities	106	-
Net realized investment losses, changes in fair value	(23,720)	-
Increase (decrease)	(23,058)	13,553
Equity securities, ending	$548,369	$555,600

Equity securities in 2018 are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations. Equity securities in 2017 were reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $9,415,747 and $12,507,562 increases in mortgage loans on real estate for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Mortgage loans on real estate, beginning	$102,496,451	$74,371,286
Purchases	16,247,647	17,643,638
Discount accretion	33,437	46,164
Payments	(6,810,769)	(5,125,389)
Increase in allowance for bad debts	(41,203)	(42,054)
Amortization of loan origination fees	(13,365)	(14,797)
Increase	9,415,747	12,507,562
Mortgage loans on real estate, ending	$111,912,198	$86,878,848

The $36,372 and $141,052 decreases in investment real estate for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Investment real estate, beginning	$2,382,966	$2,506,673
Sales proceeds	-	(107,167)
Depreciation of building	(36,372)	(36,372)
Net realized investment gains	-	2,487
Decrease	(36,372)	(141,052)
Investment real estate, ending	$2,346,594	$2,365,621

The $2,997,428 and $2,726,145 increases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Other long-term investments, beginning	$55,814,583	$46,788,873
Purchases	4,737,503	3,648,817
Accretion of discount	971,593	857,471
Payments	(2,711,668)	(1,780,143)
Increase	2,997,428	2,726,145
Other long-term investments, ending	$58,812,011	$49,515,018

Our assets other than invested assets as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017

Cash and cash equivalents	$17,805,871	$31,496,159	$(13,690,288)
Accrued investment income	2,624,443	2,544,963	79,480
Recoverable from reinsurers	1,173,251	1,340,700	(167,449)
Agents' balances and due premiums	1,415,157	1,485,305	(70,148)
Deferred policy acquisition costs	26,116,077	24,555,902	1,560,175
Value of insurance business acquired	5,437,034	5,526,645	(89,611)
Other assets	11,451,942	10,920,570	531,372
Assets other than investment assets	$66,023,775	$77,870,244	$(11,846,469)

The $13,690,288 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

Our other assets as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017
Advances to mortgage loan originator	$5,239,896	$4,925,259	$314,637
Federal and state income taxes recoverable	2,961,434	2,504,494	456,940
Notes receivable	447,752	448,006	(254)
Accrual of mortgage loan and long-term investment payments due	1,981,792	2,516,490	(534,698)
Receivable for securities sold	667,625	364,611	303,014
Guaranty funds	68,360	73,151	(4,791)
Other receivables, prepaid assets and deposits	85,083	88,559	(3,476)
Total other assets	$11,451,942	$10,920,570	$531,372

There was a $456,940 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $314,637 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

As of March 31, 2018, the Company had $667,625 security sales where the trade date and settlement date were in different financial reporting periods compared to $364,611 of security sales overlapping financial reporting periods as of December 31, 2017.

There was a $534,698 decrease in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in April 2018.

On April 15, 2018, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017

Policy liabilities
Policyholders' account balances	$295,489,982	$292,909,762	$2,580,220
Future policy benefits	51,096,235	49,663,099	1,433,136
Policy claims	1,213,535	1,148,513	65,022
Other policy liabilities	70,629	68,490	2,139
Total policy liabilities	347,870,381	343,789,864	4,080,517
Deferred federal income taxes	2,314,783	2,961,929	(647,146)
Other liabilities	4,383,484	3,123,702	1,259,782
Total liabilities	$354,568,648	$349,875,495	$4,693,153

The $2,580,220 and $22,565,380 increases in policyholders’ account balances for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
	Amount	Amount
Policyholders' account balances, beginning	$292,909,762	$245,346,489
Deposits	7,433,520	25,052,131
Withdrawals	(7,160,631)	(4,521,805)
Interest credited	2,307,331	2,035,054
Increase	2,580,220	22,565,380
Policyholders' account balances, ending	$295,489,982	$267,911,869

The $1,433,136 increase in future policy benefits during the three months ended March 31, 2018 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $647,146 decrease in deferred federal income taxes during the three months ended March 31, 2018 was due to $918,212 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $271,066 of operating deferred federal tax expense.

Our other liabilities as of March 31, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017
Suspense accounts payable	$2,732,537	$42,901	$2,689,636
Accounts payable	946,087	1,898,817	(952,730)
Accrued expenses payable	503,000	776,000	(273,000)
Payable for securities purchased	329,627	462,598	(132,971)
Guaranty fund assessments	43,000	43,000	-
Unearned investment income	90,865	62,326	28,539
Deferred revenue	27,076	29,784	(2,708)
Unclaimed funds	40,751	23,622	17,129
Other payables, withholdings and escrows	(329,459)	(215,346)	(114,113)
Total other liabilities	$4,383,484	$3,123,702	$1,259,782

The $2,689,636 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $952,730 decrease in accounts payable is primarily due to a payment of $925,000 on the partial settlement of the FBLIC Term to 95 lawsuit.

The $273,000 decrease in accrued expenses payable is primarily due to payments of accrued legal fees.

As of March 31, 2018, the Company had $329,627 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $462,598 of security purchases overlapping financial reporting periods as of December 31, 2017.

The $114,113 decline in other payables, withholdings and escrows is primarily due to an increase in escrows on commercial mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2018, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2018, we had cash and cash equivalents totaling $17,805,871. As of March 31, 2018, cash and cash equivalents of $13,109,806 and $3,109,479, respectively, of the total $17,805,871 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,124,823 in 2018 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $760,348 in 2018 without prior approval. FBLIC paid no dividends to TLIC in 2018 and 2017. TLIC has paid no dividends to FTFC in 2018 and 2017.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $11,697,280 and $21,835,216 as of March 31, 2018 and December 31, 2017, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 1, 2017, the Company agreed to a $1.0 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allow for advances, repayments and re-borrowings through the maturity date of July 1, 2018.  The outstanding advances incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  This line of credit is subject to annual renewal based upon the discretion of both the Company and the bank. The Company has not utilized this line of credit during 2018 or 2017.

Our cash flows for the three months ended March 31, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Net cash provided by operating activities	$2,242,119	$825,861	$1,416,258
Net cash used in investing activities	(16,205,296)	(29,617,596)	13,412,300
Net cash provided by financing activities	272,889	20,530,326	(20,257,437)
Decrease in cash and cash equivalents	(13,690,288)	(8,261,409)	(5,428,879)
Cash and cash equivalents, beginning of period	31,496,159	34,223,945	(2,727,786)
Cash and cash equivalents, end of period	$17,805,871	$25,962,536	$(8,156,665)

The $2,242,119 and $825,861 of cash provided by operating activities for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2018	2017	2018 less 2017
Premiums collected	$4,494,584	$3,666,596	$827,988
Net investment income collected	4,330,779	1,465,450	2,865,329
Other income collected	21,227	49,892	(28,665)
Death benefits paid	(1,329,585)	(1,557,814)	228,229
Surrenders paid	(227,669)	(283,376)	55,707
Dividends and endowments paid	(67,866)	(67,129)	(737)
Commissions paid	(2,039,550)	(2,365,670)	326,120
Other underwriting, insurance and acquisition expenses paid	(2,868,303)	(1,574,517)	(1,293,786)
Taxes (paid) recovered	(456,940)	247,264	(704,204)
(Increased) decreased advances to mortgage loan originator	(314,637)	1,477,223	(1,791,860)
Increased (decreased) deposits of pending policy applications	2,689,635	(250,506)	2,940,141
Increased short-term investments	(1,995,943)	-	(1,995,943)
Decreased policy loans	12,855	21,809	(8,954)
Other	(6,468)	(3,361)	(3,107)
Increase in cash provided by operating activities	$2,242,119	$825,861	$1,416,258

Please see the statements of cash flows for the three months ended March 31, 2018 and 2017 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2018	December 31, 2017	2018 less 2017

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2018 and December 31, 2017 and 7,802,593 outstanding as of March 31, 2018 and December 31, 2017)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of March 31, 2018 and December 31, 2017)	(893,947)	(893,947)	-
Accumulated other comprehensive income	1,306,725	4,760,951	(3,454,226)
Accumulated earnings	9,628,964	8,620,075	1,008,889
Total shareholders' equity	$38,806,842	$41,252,179	$(2,445,337)

The decrease in shareholders’ equity of $2,445,337 for the three months ended March 31, 2018 is due to a $3,454,226 decrease in other comprehensive income that exceeded a $940,381 increase in net income and a $68,508 cumulative-effect of adoption of accounting guidance for reporting changes in fair value of equity securities in net realized gains and losses instead of accumulated other comprehensive income.

Equity per common share outstanding decreased 6.0% from $5.29 per share as of December 31, 2017 to $4.97 per share as of March 31, 2018, based upon 7,802,593 common shares outstanding as of both March 31, 2018 and December 31, 2017.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2018 or 2017. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $1,682,347 and $6,130,475 as of March 31, 2018 and December 31, 2017, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $4,380,790 in unrealized losses arising for the three months ended March 31, 2018 has been offset by the cumulative effect adjustment for the adoption of accounting guidance for equity securities of $68,508 and 2018 net realized investment losses of $1,170 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $4,448,128.

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

As of March 31, 2018, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of March 31, 2018, the Company has outstanding advances to this loan originator totaling $5,239,896. The advances are secured by $7,400,479 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $260,104 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of March 31, 2018, $615,804 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of March 31, 2018, $440,154 of that escrow amount is available to the Company as additional collateral on $5,239,896 of advances to the loan originator. The remaining March 31, 2018 escrow amount of $175,650 is available to the Company as additional collateral on its investment of $35,129,998 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2018 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the March 31, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

Following the conclusion of the trial, subject to the approval of the Court, the parties reached a settlement resolving of both the individual and class claims. If approved by the Court, FBLIC will pay $1.85 million as accrued in the December 31, 2017 consolidated financial statements to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled. After the Courts preliminary approval in March 2018, FBLIC transferred half of the settlement totaling $925,000 into a third party escrow account. A hearing date for final approval of the settlement has not yet been scheduled.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 14, 2018	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2018	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer