Form 10-Q
period 2018-06-30
First Trinity Financial CORP
filed 2018-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2018

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From                                 to                                   .

Commission file number: 000-52613

FIRST TRINITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Oklahoma	34-1991436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 6, 2018: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2018 (Unaudited) and December 31, 2017	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 4. Controls and Procedures	66

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3. Defaults upon Senior Securities	67

Item 4. Mine Safety Disclosures	67

Item 5. Other Information	67

Item 6. Exhibits	67

Signatures	68

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $145,519,627 and $143,621,947 as of June 30, 2018 and December 31, 2017, respectively)	$144,729,230	$149,683,139
Available-for-sale preferred stock at fair value (cost: $99,945 as of June 30, 2018 and December 31, 2017)	99,020	100,720
Equity securities (available-for-sale in 2017) at fair value (cost: $513,490 and $502,919 as of June 30, 2018 and December 31, 2017, respectively)	568,208	571,427
Mortgage loans on real estate	120,023,916	102,496,451
Investment real estate	2,632,458	2,382,966
Policy loans	1,683,744	1,660,175
Short-term investments	685,898	547,969
Other long-term investments	58,904,792	55,814,583
Total investments	329,327,266	313,257,430
Cash and cash equivalents	16,585,991	31,496,159
Accrued investment income	2,707,701	2,544,963
Recoverable from reinsurers	1,659,698	1,340,700
Assets held in trust under coinsurance agreement	7,464,922	-
Agents' balances and due premiums	1,500,290	1,485,305
Deferred policy acquisition costs	27,166,743	24,555,902
Value of insurance business acquired	5,355,156	5,526,645
Other assets	11,532,357	10,920,570
Total assets	$403,300,124	$391,127,674
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$294,488,224	$292,909,762
Future policy benefits	52,601,174	49,663,099
Policy claims	1,187,074	1,148,513
Other policy liabilities	66,445	68,490
Total policy liabilities	348,342,917	343,789,864
Funds withheld under coinsurance agreement	11,335,660	-
Deferred federal income taxes	2,179,425	2,961,929
Other liabilities	3,156,673	3,123,702
Total liabilities	365,014,675	349,875,495
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2018 and December 31, 2017 and 7,802,593 outstanding as of June 30, 2018 and December 31, 2017)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of June 30, 2018 and December 31, 2017)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(614,045)	4,760,951
Accumulated earnings	11,028,341	8,620,075
Total shareholders' equity	38,285,449	41,252,179
Total liabilities and shareholders' equity	$403,300,124	$391,127,674

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$4,572,872	$3,880,345	$9,059,607	$7,502,035
Net investment income	5,038,141	3,995,064	9,722,383	7,664,935
Net realized investment gains	49,256	91,088	24,472	257,594
Loss on other-than-temporary impairments	-	(224,250)	-	(224,250)
Service fees	230,161	3,614	233,561	7,289
Other income	28,345	13,621	46,172	59,838
Total revenues	9,918,775	7,759,482	19,086,195	15,267,441
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,526,060	1,482,159	2,965,651	2,441,964
Death benefits	1,525,130	887,745	3,087,186	2,433,581
Surrenders	235,172	248,212	462,841	531,588
Interest credited to policyholders	2,304,102	2,201,930	4,611,433	4,236,984
Dividend, endowment and supplementary life contract benefits	65,010	64,795	132,695	131,768
Total benefits and claims	5,655,474	4,884,841	11,259,806	9,775,885
Policy acquisition costs deferred	(2,180,425)	(2,586,318)	(4,488,458)	(5,001,037)
Amortization of deferred policy acquisition costs	1,172,075	747,306	1,995,623	1,428,142
Amortization of value of insurance business acquired	81,878	107,296	171,489	209,464
Commissions	1,926,536	2,345,063	4,029,658	4,589,973
Other underwriting, insurance and acquisition expenses	1,488,635	1,572,220	3,132,028	3,226,423
Total expenses	2,488,699	2,185,567	4,840,340	4,452,965
Total benefits, claims and expenses	8,144,173	7,070,408	16,100,146	14,228,850
Income before total federal income tax expense	1,774,602	689,074	2,986,049	1,038,591
Current federal income tax expense	-	19,909	-	19,909
Deferred federal income tax expense	375,225	119,121	646,291	207,160
Total federal income tax expense	375,225	139,030	646,291	227,069
Net income	$1,399,377	$550,044	$2,339,758	$811,522
Net income per common share basic and diluted	$0.18	$0.07	$0.30	$0.10

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,399,377	$550,044	$2,339,758	$811,522
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(2,433,022)	2,477,183	(6,813,812)	3,720,267
Cumulative effect, adoption of accounting guidance for equity securities	-	-	(68,508)	-
Less net realized investment gains (losses) having no credit losses	40,647	(197,332)	39,477	(33,313)
Net unrealized investment gains (losses)	(2,473,669)	2,674,515	(6,921,797)	3,753,580
Less adjustment to deferred acquisition costs	(42,316)	49,778	(118,006)	69,278
Other comprehensive income (loss) before federal income tax expense	(2,431,353)	2,624,737	(6,803,791)	3,684,302
Federal income tax expense (benefit)	(510,583)	524,948	(1,428,795)	736,861
Total other comprehensive income (loss)	(1,920,770)	2,099,789	(5,374,996)	2,947,441
Total comprehensive income (loss)	$(521,393)	$2,649,833	$(3,035,238)	$3,758,963

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2018 and 2017
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	811,522	811,522
Other comprehensive income	-	-	-	2,947,441	-	2,947,441
Balance as of June 30, 2017	$80,502	$28,684,598	$(893,947)	$3,766,117	$8,401,968	$40,039,238

Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	2,339,758	2,339,758
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(5,374,996)	-	(5,374,996)
Balance as of June 30, 2018	$80,502	$28,684,598	$(893,947)	$(614,045)	$11,028,341	$38,285,449

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$2,339,758	$811,522
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	72,744	73,063
Accretion of discount on investments	(1,877,352)	(1,386,429)
Net realized investment gains	(24,472)	(257,594)
Loss on other-than-temporary impairment	-	224,250
Amortization of policy acquisition cost	1,995,623	1,428,142
Policy acquisition cost deferred	(4,488,458)	(5,001,037)
Amortization of loan origination fees	20,955	23,408
Amortization of value of insurance business acquired	171,489	209,464
Allowance for mortgage loan losses	67,481	101,031
Provision for deferred federal income tax expense	646,291	207,160
Interest credited to policyholders	4,611,433	4,236,984
Change in assets and liabilities:
Policy loans	(23,569)	(6,144)
Short-term investments	(137,929)	-
Accrued investment income	(162,738)	(341,160)
Recoverable from reinsurers	(318,998)	28,028
Assets held in trust under coinsurance agreement	(7,464,922)	-
Agents' balances and due premiums	(14,985)	(224,440)
Other assets (excludes depreciation of $320 in 2017 and change in receivable for securities sold of $674,416 and $609,014 in 2018 and 2017, respectively)	62,629	620,743
Future policy benefits	2,938,075	2,441,965
Policy claims	38,561	(82,644)
Other policy liabilities	(2,045)	7,904
Other liabilities (excludes change in payable for securities purchased of ($99,611) and ($80,176) in 2018 and 2017, respectively)	(66,640)	(1,878,923)
Net cash provided (used) by operating activities	(1,617,069)	1,235,293

Investing activities
Purchases of fixed maturity securities	(10,665,969)	(32,301,685)
Maturities of fixed maturity securities	4,500,000	4,868,000
Sales of fixed maturity securities	3,988,932	7,735,249
Purchases of equity securities	(25,876)	(1,807)
Sales of equity securities	15,412	-
Purchases of mortgage loans	(34,435,782)	(36,741,329)
Payments on mortgage loans	16,655,627	10,724,113
Purchases of other long-term investments	(5,877,273)	(13,362,692)
Payments on other long-term investments	4,769,093	3,999,678
Sale on other long-term investments	-	792,012
Sale of real estate	54,853	190,084
Net change in receivable and payable for securities sold and purchased	(574,805)	528,838
Net cash used in investing activities	(21,595,788)	(53,569,539)

Financing activities
Policyholders' account deposits	21,557,499	45,682,170
Policyholders' account withdrawals	(13,254,810)	(10,030,091)
Net cash provided by financing activities	8,302,689	35,652,079

Decrease in cash	(14,910,168)	(16,682,167)
Cash and cash equivalents, beginning of period	31,496,159	34,223,945
Cash and cash equivalents, end of period	$16,585,991	$17,541,778

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

During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $378,411 and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

Six Months Ended
June 30, 2018
Reductions in mortgage loans due to foreclosure	$378,411
Investment real estate held-for-sale acquired through foreclosure	(378,411)
Net cash provided (used) in investing activities	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

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

June 30, 2018

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2017.

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

June 30, 2018

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to June 30, 2018 through the date that these financial statements have been issued.

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

June 30, 2018

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

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance may be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018.  In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases. Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

June 30, 2018

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

June 30, 2018

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2018 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,966,177	$24,243	$102,727	$2,887,693
States and political subdivisions	9,332,714	200,146	41,142	9,491,718
Residential mortgage-backed securities	25,849	33,585	-	59,434
Corporate bonds	110,610,723	1,239,478	1,822,844	110,027,357
Asset-backed	253,753	37	-	253,790
Foreign bonds	22,330,411	220,185	541,358	22,009,238
Total fixed maturity securities	145,519,627	1,717,674	2,508,071	144,729,230

Preferred stock	99,945	1,275	2,200	99,020

Equity securities
Mutual funds	350,191	-	11,892	338,299
Corporate common stock	163,299	66,610	-	229,909
Total equity securities	513,490	66,610	11,892	568,208
Total fixed maturity, preferred stock and equity securities	$146,133,062	$1,785,559	$2,522,163	$145,396,458

	December 31, 2017
Fixed maturity securities
U.S. government and U.S. government agencies	$2,989,688	$48,720	$65,341	$2,973,067
States and political subdivisions	9,368,393	337,442	20,148	9,685,687
Residential mortgage-backed securities	29,573	41,736	-	71,309
Corporate bonds	109,340,273	5,248,291	491,556	114,097,008
Foreign bonds	21,894,020	1,134,999	172,951	22,856,068
Total fixed maturity securities	143,621,947	6,811,188	749,996	149,683,139

Preferred stock	99,945	775	-	100,720

Equity securities
Mutual funds	347,942	1,124	-	349,066
Corporate common stock	154,977	67,384	-	222,361
Total equity securities	502,919	68,508	-	571,427
Total fixed maturity, preferred stock and equity securities	$144,224,811	$6,880,471	$749,996	$150,355,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2018 (Unaudited)
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$120,618	$4,435	1
States and political subdivisions	1,001,108	9,835	6
Corporate bonds	52,118,833	1,413,515	192
Foreign bonds	14,660,347	480,116	50
Total less than 12 months	67,900,906	1,907,901	249
More than 12 months
U.S. government and U.S. government agencies	1,456,702	98,292	5
States and political subdivisions	515,250	31,307	4
Corporate bonds	3,827,555	409,329	18
Foreign bonds	507,826	61,242	3
Total more than 12 months	6,307,333	600,170	30
Total fixed maturity securities in an unrealized loss position	74,208,239	2,508,071	279

Preferred stock, less than 12 months in an unrealized loss position	47,800	2,200	1

Equity securities
Less than 12 months
Mutual funds	80,090	11,892	1
Total less than 12 months	80,090	11,892	1
Total equity securities in an unrealized loss position	80,090	11,892	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$74,336,129	$2,522,163	281

	December 31, 2017
Fixed maturity securities
Less than 12 months
U.S. government and U.S. government agencies	$326,163	$3,897	2
States and political subdivisions	608,342	6,889	3
Corporate bonds	5,995,898	130,337	23
Foreign bonds	2,061,178	98,520	7
Total less than 12 months	8,991,581	239,643	35
More than 12 months
U.S. government and U.S. government agencies	1,338,617	61,444	5
States and political subdivisions	579,008	13,259	4
Corporate bonds	5,139,898	361,219	20
Foreign bonds	501,875	74,431	3
Total more than 12 months	7,559,398	510,353	32
Total fixed maturity securities in an unrealized loss position	$16,550,979	$749,996	67

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

As of June 30, 2018, the Company held 279 available-for-sale fixed maturity securities with an unrealized loss of $2,508,071, fair value of $74,208,239 and amortized cost of $76,716,310. These unrealized losses were primarily due to market interest rate movements in the bond market as of June 30, 2018. The ratio of the fair value to the amortized cost of these 279 securities is 97%.

As of December 31, 2017, the Company held 67 available-for-sale fixed maturity securities with an unrealized loss of $749,996, fair value of $16,550,979 and amortized cost of $17,300,975. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2017. The ratio of the fair value to the amortized cost of these 67 securities is 96%.

As of June 30, 2018, the Company held one preferred stock with an unrealized loss of $2,200, fair value of $47,800 and cost of $50,000. The ratio of fair value to cost of this preferred stock is 96%.

As of June 30, 2018, the Company held one equity security with an unrealized loss of $11,892, fair value of $80,090 and cost of $91,982. The ratio of fair value to cost of this security is 87%.

As of December 31, 2017, the Company had no equity securities and preferred stock with unrealized losses.

Fixed maturity securities were 94% and 93% investment grade as rated by Standard & Poor’s as of June 30, 2018 and December 31, 2017, respectively.

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

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three and six months ended June 30, 2018 and the year ended December 31, 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2018 and December 31, 2017, are summarized as follows:

	(Unaudited)
	June 30, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(791,322)	$6,130,475
Adjustment to deferred acquisition costs	14,051	(103,955)
Deferred income taxes	163,226	(1,265,569)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(614,045)	$4,760,951

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $58,904,792 and $55,814,583 as of June 30, 2018 and December 31, 2017, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2018, by contractual maturity, are summarized as follows:

	June 30, 2018 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,989,076	$6,029,453	$8,353,077	$8,466,758
Due after one year through five years	31,631,572	31,892,998	24,494,875	26,511,324
Due after five years through ten years	42,904,163	42,264,931	16,992,187	20,528,993
Due after ten years	64,968,967	64,482,414	9,064,653	13,927,201
Due at multiple maturity dates	25,849	59,434	-	-
	$145,519,627	$144,729,230	$58,904,792	$69,434,276

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2018	2017	2018	2017	2018	2017
Proceeds	$5,909,141	$8,154,018	$15,000	$-	$54,853	$82,917
Gross realized gains	74,419	356,147	1	-	-	3,563
Gross realized losses	(33,772)	(329,229)	-	-	(1,322)	(1,668)
Loss on other-than- temporary impairment	-	(224,250)	-	-	-	-

	Three Months Ended June 30, (Unaudited)
	Other Long-Term Investments
	2018	2017
Proceeds	$-	$792,012
Gross realized gains	-	62,275
Gross realized losses	-	-
Loss on other-than- temporary impairment	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2018	2017	2018	2017	2018	2017
Proceeds	$8,488,932	$12,603,249	$15,412	$-	$54,853	$190,084
Gross realized gains	80,520	527,252	107	-	-	6,050
Gross realized losses	(41,043)	(336,315)	-	-	(1,322)	(1,668)
Loss on other-than- temporary impairment	-	(224,250)	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Other Long-Term Investments
	2018	2017
Proceeds	$-	$792,012
Gross realized gains	-	62,275
Gross realized losses	-	-
Loss on other-than- temporary impairment	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale and equity securities for the three and six months ended June 30, 2018 and 2017 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2018	2017	2018	2017
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(2,475,749)	$2,673,801	$(6,851,589)	$3,734,842
Preferred stock	2,080	-	(1,700)	5,578
Equity securities	-	714	-	13,160
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	40,647	26,918	39,477	190,937
Equity securities, sale of securities	1	-	107	-
Equity securities, changes in fair value	9,930	-	(13,790)	-
Investment real estate	(1,322)	1,895	(1,322)	4,382
Other long-term investments	-	62,275	-	62,275

Major categories of net investment income for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2018	2017	2018	2017
Fixed maturity securities	$1,669,950	$1,665,525	$3,300,424	$3,155,895
Preferred stock and equity securities	28,034	5,086	33,117	10,158
Other long-term investments	1,009,007	882,009	1,979,063	1,739,479
Mortgage loans	2,887,505	2,002,184	5,375,918	3,669,578
Policy loans	30,342	28,453	59,425	56,017
Real estate	94,003	93,712	188,006	187,423
Short-term and other investments	25,939	(12,749)	67,681	97,537
Gross investment income	5,744,780	4,664,220	11,003,634	8,916,087
Investment expenses	(706,639)	(669,156)	(1,281,251)	(1,251,152)
Net investment income	$5,038,141	$3,995,064	$9,722,383	$7,664,935

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2018 and December 31, 2017, these required deposits, included in investment assets, had amortized costs that totaled $4,338,465 and $4,308,853, respectively. As of June 30, 2018 and December 31, 2017, these required deposits had fair values that totaled $4,265,608 and $4,307,439, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)
	June 30, 2018	December 31, 2017
Commercial, industrial and hotel mortgage loans

Retail stores	$4,114,758	$1,227,894
Office buildings	1,782,430	137,703
Industrial	1,540,193	430,613
Hotel	113,480	-

Total commercial, industrial and hotel mortgage loans	7,550,861	1,796,210

Residential mortgage loans	112,473,055	100,700,241

Total mortgage loans	$120,023,916	$102,496,451

There were 10 loans with a remaining principal balance of $811,631 that were more than 90 days past due as of June 30, 2018. There were 23 loans with a remaining principal balance of $3,094,155 that were more than 90 days past due as of December 31, 2017.

There were no mortgage loans in default and in the foreclosure process as of June 30, 2018 and December 31, 2017.

The Company’s investment real estate as of June 30, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)
	June 30, 2018	December 31, 2017
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,267,927)	(1,195,183)
Buildings net of accumulated depreciation	999,630	1,072,374
Residential real estate - held for sale	674,513	352,277
Total residential real estate	674,513	352,277
Investment real estate, net of accumulated depreciation	$2,632,458	$2,382,966

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

During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $378,411 and transferred those properties to investment real estate held for sale. During 2018, the Company sold investment real estate property with an aggregate carrying value of $56,175. The Company recorded a gross realized investment loss on sale of $1,322 based on an aggregate sales price of $54,853.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

2. Investments (continued)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2018 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,887,693	$-	$2,887,693
States and political subdivisions	-	9,491,718	-	9,491,718
Residential mortgage-backed securities	-	59,434	-	59,434
Corporate bonds	-	110,027,357	-	110,027,357
Asset-backed	-	253,790	-	253,790
Foreign bonds	-	22,009,238	-	22,009,238
Total fixed maturity securities	$-	$144,729,230	$-	$144,729,230

Preferred stock, available-for-sale	$99,020	$-	$-	$99,020

Equity securities
Mutual funds	$-	$338,299	$-	$338,299
Corporate common stock	159,782	-	70,127	229,909
Total equity securities	$159,782	$338,299	$70,127	$568,208

	December 31, 2017
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,973,067	$-	$2,973,067
States and political subdivisions	-	9,685,687	-	9,685,687
Residential mortgage-backed securities	-	71,309	-	71,309
Corporate bonds	-	114,097,008	-	114,097,008
Foreign bonds	-	22,856,068	-	22,856,068
Total fixed maturity securities	$-	$149,683,139	$-	$149,683,139

Preferred stock, available-for-sale	$100,720	$-	$-	$100,720

Equity securities
Mutual funds	$-	$349,066	$-	$349,066
Corporate common stock	160,861	-	61,500	222,361
Total equity securities	$160,861	$349,066	$61,500	$571,427

As of June 30, 2018 and December 31, 2017, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

These private placement stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as these small insurance holding companies commence significant operations. The joint venture investment with a mortgage loan originator is accounted for under the equity method of accounting.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and preferred stock available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed and foreign bonds.

The Company’s preferred stock is included in Level 1 and equity securities are included in Level 1 and Level 2 and the private placement common stocks and joint venture investment are included in Level 3. Level 1 for the preferred stock and those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity and preferred stock available-for-sale and equity securities portfolio is highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2018 and December 31, 2017, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2018 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$7,550,861	$7,890,347	$-	$-	$7,890,347
Residential	112,473,055	108,783,119	-	-	108,783,119
Policy loans	1,683,744	1,683,744	-	-	1,683,744
Short-term investments	685,898	685,898	685,898	-	-
Other long-term investments	58,904,792	69,434,276	-	-	69,434,276
Cash and cash equivalents	16,585,991	16,585,991	16,585,991	-	-
Accrued investment income	2,707,701	2,707,701	-	-	2,707,701
Total financial assets	$200,592,042	$207,771,076	$17,271,889	$-	$190,499,187
Financial liabilities
Policyholders' account balances	$294,488,224	$242,615,184	$-	$-	$242,615,184
Policy claims	1,187,074	1,187,074	-	-	1,187,074
Total financial liabilities	$295,675,298	$243,802,258	$-	$-	$243,802,258

	December 31, 2017
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$1,796,210	$1,783,385	$-	$-	$1,783,385
Residential	100,700,241	102,192,001	-	-	102,192,001
Policy loans	1,660,175	1,660,175	-	-	1,660,175
Short-term investments	547,969	547,969	547,969	-	-
Other long-term investments	55,814,583	68,298,585	-	-	68,298,585
Cash and cash equivalents	31,496,159	31,496,159	31,496,159	-	-
Accrued investment income	2,544,963	2,544,963	-	-	2,544,963
Total financial assets	$194,560,300	$208,523,237	$32,044,128	$-	$176,479,109
Financial liabilities
Policyholders' account balances	$292,909,762	$243,234,637	$-	$-	$243,234,637
Policy claims	1,148,513	1,148,513	-	-	1,148,513
Total financial liabilities	$294,058,275	$244,383,150	$-	$-	$244,383,150

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2018	2017	2018	2017
Revenues:
Life insurance operations	$5,362,692	$4,413,296	$10,538,864	$8,597,949
Annuity operations	4,423,642	3,285,595	8,301,779	6,474,566
Corporate operations	132,441	60,591	245,552	194,926

Total	$9,918,775	$7,759,482	$19,086,195	$15,267,441

Income before income taxes:
Life insurance operations	$128,003	$436,176	$299,522	$554,026
Annuity operations	1,533,032	186,941	2,490,421	347,356
Corporate operations	113,567	65,957	196,106	137,209

Total	$1,774,602	$689,074	$2,986,049	$1,038,591

Depreciation and amortization expense:
Life insurance operations	$1,522,057	$556,637	$2,214,447	$970,921
Annuity operations	(224,142)	343,108	46,364	763,156
Total	$1,297,915	$899,745	$2,260,811	$1,734,077

	(Unaudited)
Assets:	June 30, 2018	December 31, 2017
Life insurance operations	$61,480,891	$56,780,793
Annuity operations	336,134,175	328,727,443
Corporate operations	5,685,058	5,619,438
Total	$403,300,124	$391,127,674

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

June 30, 2018

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the June 30, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

Through June 30, 2018, the Company had a $1.0 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through the maturity date of July 1, 2018.  Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  The Company did not utilize this line of credit during 2018 or 2017.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, 2018 and 2017 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (loss)
Balance as of April 1, 2018	$1,329,041	$(22,316)	$1,306,725
Other comprehensive loss before reclassifications, net of tax	(1,922,089)	33,430	(1,888,659)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	32,111	-	32,111
Other comprehensive loss	(1,954,200)	33,430	(1,920,770)
Balance as of June 30, 2018	$(625,159)	$11,114	$(614,045)

Balance as of April 1, 2017	$1,695,169	$(28,841)	$1,666,328
Other comprehensive income before reclassifications, net of tax	1,981,747	(39,823)	1,941,924
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(157,865)	-	(157,865)
Other comprehensive income	2,139,612	(39,823)	2,099,789
Balance as of June 30, 2017	$3,834,781	$(68,664)	$3,766,117

	Six Months Ended June 30, 2018 and 2017 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(5,437,033)	93,224	(5,343,809)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	31,187	-	31,187
Other comprehensive loss	(5,468,220)	93,224	(5,374,996)
Balance as of June 30, 2018	$(625,159)	$11,114	$(614,045)

Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	2,976,214	(55,423)	2,920,791
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(26,650)	-	(26,650)
Other comprehensive income	3,002,864	(55,423)	2,947,441
Balance as of June 30, 2017	$3,834,781	$(68,664)	$3,766,117

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,433,022)	$(510,933)	$(1,922,089)
Reclassification adjustment for net gains included in operations having no credit losses	40,647	8,536	32,111
Net unrealized losses on investments	(2,473,669)	(519,469)	(1,954,200)
Adjustment to deferred acquisition costs	42,316	8,886	33,430
Total other comprehensive loss	$(2,431,353)	$(510,583)	$(1,920,770)

	Three Months Ended June 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,477,183	$495,436	$1,981,747
Reclassification adjustment for net losses included in operations having no credit losses	(197,332)	(39,467)	(157,865)
Net unrealized gains on investments	2,674,515	534,903	2,139,612
Adjustment to deferred acquisition costs	(49,778)	(9,955)	(39,823)
Total other comprehensive income	$2,624,737	$524,948	$2,099,789

	Six Months Ended June 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized loss on available-for-sale securities:
Unrealized holding losses arising during the period	$(6,882,320)	$(1,445,287)	$(5,437,033)
Reclassification adjustment for net gains included in operations having no credit losses	39,477	8,290	31,187
Net unrealized losses on investments	(6,921,797)	(1,453,577)	(5,468,220)
Adjustment to deferred acquisition costs	118,006	24,782	93,224
Total other comprehensive loss	$(6,803,791)	$(1,428,795)	$(5,374,996)

	Six Months Ended June 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,720,267	$744,053	$2,976,214
Reclassification adjustment for net losses included in operations having no credit losses	(33,313)	(6,663)	(26,650)
Net unrealized gains on investments	3,753,580	750,716	3,002,864
Adjustment to deferred acquisition costs	(69,278)	(13,855)	(55,423)
Total other comprehensive income	$3,684,302	$736,861	$2,947,441

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2018	2017	2018	2017
Unrealized gains on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$40,647	$(197,332)	$39,477	$(33,313)
Income tax expense (benefit) (b)	8,536	(39,467)	8,290	(6,663)
Total reclassification adjustments	$32,111	$(157,865)	$31,187	$(26,650)

(a) These items appear within net realized investment gains (losses) and other-than-temporary impairments in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

9. Allowance for Loan Losses from Mortgage Loans on Real Estate

The allowance for possible loan losses from investments in mortgage loans on real estate is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the mortgage loan portfolio. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the mortgage loan portfolio and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the mortgage loan portfolio, the economy and changes in interest rates. The Company’s allowance for possible mortgage loan consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Factors considered by the Company in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan, and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the mortgage loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of June 30, 2018, $599,645 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of June 30, 2018, $409,546 of that escrow amount is available to the Company as additional collateral on $4,863,235 of advances to the loan originator. The remaining June 30, 2018 escrow amount of $190,099 is available to the Company as additional collateral on its investment of $38,019,842 in residential mortgage loans on real estate. In addition, the Company has an additional $410,296 allowance for possible loan losses in the remaining $82,004,074 of investments in mortgage loans on real estate as of June 30, 2018.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2018 and 2017 are summarized as follows (excluding $38,019,842 and $31,407,826 of mortgage loans on real estate as of June 30, 2018 and 2017, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial, Industrial and Hotel Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$370,771	$280,284	$13,247	$6,197	$384,018	$286,481
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	1,581	55,896	24,697	3,081	26,278	58,977
Allowance, ending	$372,352	$336,180	$37,944	$9,278	$410,296	$345,458

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$372,352	$336,180	$37,944	$9,278	$410,296	$345,458

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$74,453,213	$67,082,982	$7,550,861	$1,846,251	$82,004,074	$68,929,233

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial, Industrial and Hotel Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$333,789	$238,121	$9,026	$6,306	$342,815	$244,427
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	38,563	98,059	28,918	2,972	67,481	101,031
Allowance, ending	$372,352	$336,180	$37,944	$9,278	$410,296	$345,458

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$372,352	$336,180	$37,944	$9,278	$410,296	$345,458

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$74,453,213	$67,082,982	$7,550,861	$1,846,251	$82,004,074	$68,929,233

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2018 and December 31, 2017 are summarized as follows:

	Residential Mortgage Loans		Commercial, Industrial and Hotel Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Over 70% to 80%	$22,581,510	$19,515,632	$592,309	$-	$23,173,819	$19,515,632
Over 60% to 70%	39,405,118	36,192,035	1,415,373	-	40,820,491	36,192,035
Over 50% to 60%	25,704,386	25,121,248	1,157,295	835,093	26,861,681	25,956,341
Over 40% to 50%	14,335,326	12,923,381	1,468,081	-	15,803,407	12,923,381
Over 30% to 40%	5,028,788	4,303,273	2,068,546	658,296	7,097,334	4,961,569
Over 20% to 30%	2,894,209	1,867,670	708,133	159,671	3,602,342	2,027,341
Over 10% to 20%	2,079,040	727,245	141,124	143,150	2,220,164	870,395
10% or less	444,678	49,757	-	-	444,678	49,757
Total	$112,473,055	$100,700,241	$7,550,861	$1,796,210	$120,023,916	$102,496,451

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

Coinsurance

Effective January 1, 2018, TLIC entered into an annuity coinsurance agreement with an offshore annuity and life insurance company whereby 90% of TLIC’s annuity considerations originated after December 31, 2017 were ceded to the assuming company. The assuming company contractually reimburses TLIC for the related commissions, withdrawals, settlements, interest credited, submission costs, maintenance costs, marketing costs and other costs plus a placement fee.

In accordance with this annuity coinsurance agreement, TLIC holds assets for the benefit of the assuming company in an amount at least equal to the annuity reserves in accordance with U.S. statutory accounting principles generated by this ceded business with a corresponding funds withheld liability recorded. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the required annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2017.

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

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance may be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018.  In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases. Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2018 and 2017

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,572,872	$3,880,345	$692,527
Net investment income	5,038,141	3,995,064	1,043,077
Net realized investment gains	49,256	91,088	(41,832)
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	230,161	3,614	226,547
Other income	28,345	13,621	14,724
Total revenues	9,918,775	7,759,482	2,159,293
Benefits and claims	5,655,474	4,884,841	770,633
Expenses	2,488,699	2,185,567	303,132
Total benefits, claims and expenses	8,144,173	7,070,408	1,073,765
Income before federal income tax expense	1,774,602	689,074	1,085,528
Federal income tax expense	375,225	139,030	236,195
Net income	$1,399,377	$550,044	$849,333
Net income per common share basic and diluted	$0.18	$0.07	$0.11

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2018 and 2017

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$9,059,607	$7,502,035	$1,557,572
Net investment income	9,722,383	7,664,935	2,057,448
Net realized investment gains	24,472	257,594	(233,122)
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	233,561	7,289	226,272
Other income	46,172	59,838	(13,666)
Total revenues	19,086,195	15,267,441	3,818,754
Benefits and claims	11,259,806	9,775,885	1,483,921
Expenses	4,840,340	4,452,965	387,375
Total benefits, claims and expenses	16,100,146	14,228,850	1,871,296
Income before federal income tax expense	2,986,049	1,038,591	1,947,458
Federal income tax expense	646,291	227,069	419,222
Net income	$2,339,758	$811,522	$1,528,236
Net income per common share basic and diluted	$0.30	$0.10	$0.20

Consolidated Condensed Financial Position as of June 30, 2018 and December 31, 2017

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 to 2017

Investment assets	$329,327,266	$313,257,430	$16,069,836
Other assets	73,972,858	77,870,244	(3,897,386)
Total assets	$403,300,124	$391,127,674	$12,172,450

Policy liabilities	$348,342,917	$343,789,864	$4,553,053
Funds withheld under coinsurance agreement	11,335,660	-	11,335,660
Deferred federal income taxes	2,179,425	2,961,929	(782,504)
Other liabilities	3,156,673	3,123,702	32,971
Total liabilities	365,014,675	349,875,495	15,139,180
Shareholders' equity	38,285,449	41,252,179	(2,966,730)
Total liabilities and shareholders' equity	$403,300,124	$391,127,674	$12,172,450

Shareholders' equity per common share	$4.91	$5.29	$(0.38)

Results of Operations – Three Months Ended June 30, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,572,872	$3,880,345	$692,527
Net investment income	5,038,141	3,995,064	1,043,077
Net realized investment gains	49,256	91,088	(41,832)
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	230,161	3,614	226,547
Other income	28,345	13,621	14,724
Total revenues	$9,918,775	$7,759,482	$2,159,293

The $2,159,293 increase in total revenues for the three months ended June 30, 2018 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Whole life and term first year	$57,886	$42,262	$15,624
Whole life and term renewal	520,419	564,525	(44,106)
Final expense first year	1,119,185	1,205,408	(86,223)
Final expense renewal	2,875,382	2,068,150	807,232
Total premiums	$4,572,872	$3,880,345	$692,527

The $692,527 increase in premiums for the three months ended June 30, 2018 is primarily due to an $807,232 increase in final expense renewal premiums that exceeded an $86,223 decrease in final expense first year premiums and a $44,106 decrease in whole life and term renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premium reflects the increased competition by our competitors. Our marketing efforts are focused on final expense and annuity production.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$1,669,950	$1,665,525	$4,425
Preferred stock and equity securities	28,034	5,086	22,948
Other long-term investments	1,009,007	882,009	126,998
Mortgage loans	2,887,505	2,002,184	885,321
Policy loans	30,342	28,453	1,889
Real Estate	94,003	93,712	291
Short-term and other investments	25,939	(12,749)	38,688
Gross investment income	5,744,780	4,664,220	1,080,560
Investment expenses	(706,639)	(669,156)	37,483
Net investment income	$5,038,141	$3,995,064	$1,043,077

The $1,080,560 increase in gross investment income for the three months ended June 30, 2018 is primarily due to the increase in investments in mortgage loans and other long-term investments. In the twelve months since June 30, 2017, we had increased investments in mortgage loans of $19.7 million and other long term investments of $1.0 million.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities at fair value, sale of investment real estate, sale of other long-term investments and changes in fair value of equity securities.

Our net realized investment gains for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$5,909,141	$8,154,018	$(2,244,877)
Amortized cost at sale date	5,868,494	8,127,100	(2,258,606)
Net realized gains	$40,647	$26,918	$13,729
Equity securities at fair value:
Sale proceeds	$15,000	$-	$15,000
Cost at sale date	14,999	-	14,999
Net realized gains	$1	$-	$1
Investment real estate:
Sale proceeds	$54,853	$82,917	$(28,064)
Carrying value at sale date	56,175	81,022	(24,847)
Net realized gains (losses)	$(1,322)	$1,895	$(3,217)
Other long-term investments
Sale proceeds	$-	$792,012	$(792,012)
Carrying value at sale date	-	729,737	(729,737)
Net realized gains	$-	$62,275	$(62,275)

Equity securites, changes in fair value	$9,930	$-	$9,930

Net realized investment gains	$49,256	$91,088	$(41,832)

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the six months ended June 30, 2018 and the year ended December 31, 2017.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$1,526,060	$1,482,159	$43,901
Death benefits	1,525,130	887,745	637,385
Surrenders	235,172	248,212	(13,040)
Interest credited to policyholders	2,304,102	2,201,930	102,172
Dividend, endowment and supplementary life contract benefits	65,010	64,795	215
Total benefits and claims	5,655,474	4,884,841	770,633
Expenses
Policy acquisition costs deferred	(2,180,425)	(2,586,318)	405,893
Amortization of deferred policy acquisition costs	1,172,075	747,306	424,769
Amortization of value of insurance business acquired	81,878	107,296	(25,418)
Commissions	1,926,536	2,345,063	(418,527)
Other underwriting, insurance and acquisition expenses	1,488,635	1,572,220	(83,585)
Total expenses	2,488,699	2,185,567	303,132
Total benefits, claims and expenses	$8,144,173	$7,070,408	$1,073,765

The $1,073,765 increase in total benefits, claims and expenses for the three months ended June 30, 2018 is discussed below.

Benefits and Claims

The $770,633 increase in benefits and claims for the three months ended June 30, 2018 is primarily due to the following:

●

$637,385 increase in death benefits is primarily due to approximately $640,000 of increased final expense settlements, $44,000 of decreased ceded in course of settlement, $43,000 of increased ordinary life settlements that exceeded $71,000 of increased ceded claims.

●

$102,172 increase in interest credited to policyholders is primarily due to an increase of approximately $9.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2017.

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

For the three months ended June 30, 2018 and 2017, capitalized costs were $2,180,425 and $2,586,318, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2018 and 2017 were $1,172,075 and $747,306, respectively.

The $405,893 decrease in the 2018 acquisition costs deferred primarily relates to decreased annuity production resulting in decreased annuity commissions available for deferral. The $424,769 increase in the 2018 amortization of deferred acquisition costs is primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $81,878 and $107,296 for the three months ended June 30, 2018 and 2017, respectively.

Commissions

Our commissions for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Annuity	$235,850	$652,895	$(417,045)
Whole life and term first year	52,560	36,963	15,597
Whole life and term renewal	14,937	17,886	(2,949)
Final expense first year	1,340,040	1,440,721	(100,681)
Final expense renewal	283,149	196,598	86,551
Total commissions	$1,926,536	$2,345,063	$(418,527)

The $418,527 decrease in commissions for the three months ended June 30, 2018 is primarily due to a $417,045 decrease in annuity commissions (due to a $17,841,720 decrease in annuity considerations) and a $100,681 decrease in final expense first year commissions (due to a $86,223 decrease in first year final expense premiums) that exceeded an $86,551 increase in final expense renewal commissions (due to a $807,232 increase in final expense renewal premiums).

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

For the three months ended June 30, 2017, current income tax expense $19,909. For the three months ended June 30, 2018 and 2017, deferred federal income tax expense was $375,225 and $119,121, respectively. The $256,104 increase in deferred income taxes is primarily due to the $925,000 lawsuit settlement payment during second quarter of 2018 and the corresponding $194,250 increase in deferred tax expense.

Net Income Per Common Share Basic and Diluted

Net income was $1,399,377 ($0.18 per common share basic and diluted) and $550,044 ($0.07 per common share basic and diluted) for the three months ended June 30, 2018 and 2017, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended June 30, 2018 and 2017 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$5,362,692	$4,413,296	$949,396
Annuity operations	4,423,642	3,285,595	1,138,047
Corporate operations	132,441	60,591	71,850
Total	$9,918,775	$7,759,482	$2,159,293
Income before federal income taxes:
Life insurance operations	$128,003	$436,176	$(308,173)
Annuity operations	1,533,032	186,941	1,346,091
Corporate operations	113,567	65,957	47,610
Total	$1,774,602	$689,074	$1,085,528

Life Insurance Operations

The $949,396 increase in revenues from Life Insurance Operations for the three months ended June 30, 2018 is primarily due to the following:

●	$692,527 increase in premiums

●	$225,941 increase in net investment income

●	$24,365 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$6,563 increase in service fees and other income

The $308,173 decreased profitability from Life Insurance Operations for the three months ended June 30, 2018 is primarily due to the following:

●	$637,385 increase in death benefits

●	$359,880 increase in other underwriting, insurance and acquisition expenses

●	$243,419 decrease in policy acquisition costs deferred net of amortization

●	$43,901 increase in future policy benefits

●	$215 increase in dividend, endowment and supplementary life contract benefits

●	$1,482 decrease in commissions

●	$6,563 increase in service fees and other income

●	$12,709 decrease in amortization of value of insurance business acquired

●	$13,040 decrease in surrenders

●	$24,365 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$225,941 increase in net investment income

●	$692,527 increase in premiums

Annuity Operations

The $1,138,047 increase in revenues from Annuity Operations for the three months ended June 30, 2018 is due to the following:

●	$753,167 increase in net investment income

●	$226,827 increase in service fees and other income

●	$158,053 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $1,346,091 increased profitability from Annuity Operations for the three months ended June 30, 2018 is due to the following:

●	$753,167 increase in net investment income

●	$467,705 decrease in other underwriting, insurance and acquisition expenses

●	$417,045 decrease in commissions

●	$226,827 increase in service fees and other income

●	$158,053 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$12,709 decrease in amortization of value of insurance business acquired

●	$102,172 increase in interest credited to policyholders

●	$587,243 decrease in policy acquisition costs deferred net of amortization

Corporate Operations

The $71,850 increase in revenues from Corporate Operations for the three months ended June 30, 2018 is due to $63,969 of increased net investment income and $7,881 of increased service fees and other income.

The $47,610 increase in Corporate Operations profitability for the three months ended June 30, 2018 is primarily due to $63,969 of increased net investment income and $7,881 of increased service fees and other income that exceeded $24,240 of increased operating expenses.

Results of Operations – Six Months Ended June 30, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$9,059,607	$7,502,035	$1,557,572
Net investment income	9,722,383	7,664,935	2,057,448
Net realized investment gains	24,472	257,594	(233,122)
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	233,561	7,289	226,272
Other income	46,172	59,838	(13,666)
Total revenues	$19,086,195	$15,267,441	$3,818,754

The $3,818,754 increase in total revenues for the six months ended June 30, 2018 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Whole life and term first year	$108,740	$81,887	$26,853
Whole life and term renewal	1,094,783	1,160,967	(66,184)
Final expense first year	2,267,213	2,281,387	(14,174)
Final expense renewal	5,502,661	3,971,224	1,531,437
Supplementary contracts with life contingencies	86,210	6,570	79,640
Total premiums	$9,059,607	$7,502,035	$1,557,572

The $1,557,572 increase in premiums for the six months ended June 30, 2018 is primarily due to the a $1,531,437 increase in final expense renewal premiums and $79,640 increase in considerations for supplementary contracts with life contingencies that exceeded the $66,184 decrease in whole life and term renewal premiums.

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

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$3,300,424	$3,155,895	$144,529
Prefered stock and equity securities	33,117	10,158	22,959
Other long-term investments	1,979,063	1,739,479	239,584
Mortgage loans	5,375,918	3,669,578	1,706,340
Policy loans	59,425	56,017	3,408
Real estate	188,006	187,423	583
Short-term and other investments	67,681	97,537	(29,856)
Gross investment income	11,003,634	8,916,087	2,087,547
Investment expenses	(1,281,251)	(1,251,152)	30,099
Net investment income	$9,722,383	$7,664,935	$2,057,448

The $2,087,547 increase in gross investment income for the six months ended June 30, 2018 is primarily due to increases in investments in mortgage loans and other long-term investments. In the twelve months since June 30, 2017, our investments in mortgage loans have increased approximately $19.7 million and other long term investments have increased approximately $1.0 million. The increase in gross investment income from fixed maturity securities is primarily due to securities that have been called or matured and replaced with securities with higher yields.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities at fair value, sale of investment real estate, sale of other long-term investments and changes in fair value of equity securities.

Our net realized investment gains for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$8,488,932	$12,603,249	$(4,114,317)
Amortized cost at sale date	8,449,455	12,412,312	(3,962,857)
Net realized gains	$39,477	$190,937	$(151,460)
Equity securities at fair value:
Sale proceeds	$15,412	$-	$15,412
Cost at sale date	15,305	-	15,305
Net realized gains	$107	$-	$107
Investment real estate:
Sale proceeds	$54,853	$190,084	$(135,231)
Carrying value at sale date	56,175	185,702	(129,527)
Net realized gains (losses)	$(1,322)	$4,382	$(5,704)
Other long-term investments
Sale proceeds	$-	$792,012	$(792,012)
Carrying value at sale date	-	729,737	(729,737)
Net realized gains	$-	$62,275	$(62,275)

Equity securites, changes in fair value	$(13,790)	$-	$(13,790)

Net realized investment gains	$24,472	$257,594	$(233,122)

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the six months ended June 30, 2018 and the year ended December 31, 2017.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$2,965,651	$2,441,964	$523,687
Death benefits	3,087,186	2,433,581	653,605
Surrenders	462,841	531,588	(68,747)
Interest credited to policyholders	4,611,433	4,236,984	374,449
Dividend, endowment and supplementary life contract benefits	132,695	131,768	927
Total benefits and claims	11,259,806	9,775,885	1,483,921
Expenses
Policy acquisition costs deferred	(4,488,458)	(5,001,037)	512,579
Amortization of deferred policy acquisition costs	1,995,623	1,428,142	567,481
Amortization of value of insurance business acquired	171,489	209,464	(37,975)
Commissions	4,029,658	4,589,973	(560,315)
Other underwriting, insurance and acquisition expenses	3,132,028	3,226,423	(94,395)
Total expenses	4,840,340	4,452,965	387,375
Total benefits, claims and expenses	$16,100,146	$14,228,850	$1,871,296

The $1,871,296 increase in total benefits, claims and expenses for the six months ended June 30, 2018 is discussed below.

Benefits and Claims

The $1,483,921 increase in benefits and claims for the six months ended June 30, 2018 is primarily due to the following:

●

$653,605 increase in death benefits is primarily due to approximately $916,000 of increased final expense settlements that exceeded $186,000 of decreased ordinary life settlements and $105,000 of increased ceded claims.

●	$523,687 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$374,449 increase in interest credited to policyholders is primarily due to an increase of approximately $9.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2017.

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

For the six months ended June 30, 2018 and 2017, capitalized costs were $4,488,458 and $5,001,037, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2018 and 2017 were $1,995,623 and $1,428,142, respectively.

The $512,579 decrease in the 2018 acquisition costs deferred primarily relates to decreased annuity production resulting in decreased annuity commissions available for deferral. The $567,481 increase in the 2018 amortization of deferred acquisition costs is primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $171,489 and $209,464 for the six months ended June 30, 2018 and 2017, respectively.

Commissions

Our commissions for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Annuity	$642,779	$1,371,805	$(729,026)
Whole life and term first year	100,219	72,789	27,430
Whole life and term renewal	32,637	41,872	(9,235)
Final expense first year	2,714,480	2,728,416	(13,936)
Final expense renewal	539,543	375,091	164,452
Total commissions	$4,029,658	$4,589,973	$(560,315)

The $560,315 decrease in commissions for the six months ended June 30, 2018 is primarily due to a $729,026 decrease in annuity commissions (due to a $35,460,331 decline in annuity considerations) that exceeded a $164,452 increase in final expense renewal commissions (due to a $1,531,437 increase in final expense renewal premiums).

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

For the six months ended June 30, 2017, current income tax expense was $19,909. Deferred federal income tax expense was $646,291 and $207,160 for the six months ended June 30, 2018 and 2017, respectively. The $439,131 increase in deferred income taxes is primarily due to the $1,850,000 lawsuit settlement payment during 2018 and the corresponding $388,500 increase in deferred tax expense.

Net Income Per Common Share Basic and Diluted

Net income was $2,339,758 ($0.30 per common share basic and diluted) and $811,522 ($0.10 per common share basic and diluted) for the six months ended June 30, 2018 and 2017, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the period. The weighted average outstanding and subscribed common shares basic and diluted for both the six months ended June 30, 2018 and 2017 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$10,538,864	$8,597,949	$1,940,915
Annuity operations	8,301,779	6,474,566	1,827,213
Corporate operations	245,552	194,926	50,626
Total	$19,086,195	$15,267,441	$3,818,754
Income before income taxes:
Life insurance operations	$299,522	$554,026	$(254,504)
Annuity operations	2,490,421	347,356	2,143,065
Corporate operations	196,106	137,209	58,897
Total	$2,986,049	$1,038,591	$1,947,458

Life Insurance Operations

The $1,940,915 increase in revenues from Life Insurance Operations for the six months ended June 30, 2018 is primarily due to the following:

●	$1,557,572 increase in premiums

●	$387,287 increase in net investment income

●	$1,304 increase in service fees and other income

●	$5,248 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $254,504 decreased profitability from Life Insurance Operations for the six months ended June 30, 2018 is primarily due to the following:

●	$767,702 increase in other underwriting, insurance and acquisition expenses

●	$653,605 increase in death benefits

●	$523,687 increase in future policy benefits

●	$168,711 increase in commissions

●	$168,522 decrease in policy acquisition costs deferred net of amortization

●	$5,248 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$927 increase in dividend, endowment and supplementary life contract benefits

●	$1,304 increase in service fees and other income

●	$18,988 decrease in amortization of value of insurance business acquired

●	$68,747 decrease in surrenders

●	$387,287 increase in net investment income

●	$1,557,572 increase in premiums

Annuity Operations

The $1,827,213 increase in revenues from Annuity Operations for the six months ended June 30, 2018 is due to the following:

●	$1,604,013 increase in net investment income

●	$226,824 increase in service fees and other income

●	$3,624 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $2,143,065 increased profitability from Annuity Operations for the six months ended June 30, 2018 is due to the following:

●	$1,604,013 increase in net investment income

●	$853,826 decrease in other underwriting, insurance and acquisition expenses

●	$729,026 decrease in commissions

●	$226,824 increase in service fees and other income

●	$18,987 decrease in amortization of value of insurance business acquired

●	$3,624 decrease in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$374,449 increase in interest credited to policyholders

●	$911,538 decrease in policy acquisition costs deferred net of amortization

Corporate Operations

The $50,626 increase in revenues from Corporate Operations for the six months ended June 30, 2018 is primarily due to $66,148 of increased net investment income that exceeded $15,522 of decreased service fees and other income.

The $58,897 increased Corporate Operations profitability for the six months ended June 30, 2018 is primarily due to $66,148 of increased net investment income and $8,271 of decreased operating expenses that exceeded $15,522 of decreased service fees and other income.

Consolidated Financial Condition

Our invested assets as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $145,519,627 and $143,621,947 as of June 30, 2018 and December 31, 2017, respectively)	$144,729,230	$149,683,139	$(4,953,909)
Available-for-sale preferred stock at fair value (cost: $99,945 as of June 30, 2018 and December 31, 2017)	99,020	100,720	(1,700)
Equity securities (available-for-sale 2017) at fair value (cost: $513,490 and $502,919 as of June 30, 2018 and December 31, 2017, respectively)	568,208	571,427	(3,219)
Mortgage loans on real estate	120,023,916	102,496,451	17,527,465
Investment real estate	2,632,458	2,382,966	249,492
Policy loans	1,683,744	1,660,175	23,569
Short-term investments	685,898	547,969	137,929
Other long-term investments	58,904,792	55,814,583	3,090,209
Total investments	$329,327,266	$313,257,430	$16,069,836

The $4,953,909 decrease and $22,239,968 increase in fixed maturity available-for-sale securities for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Fixed maturity securities, available-for-sale, beginning	$149,683,139	$129,311,155
Purchases	10,665,969	32,301,685
Unrealized appreciation (depreciation)	(6,851,589)	3,734,842
Net realized investment gains (losses)	39,477	(33,313)
Sales proceeds	(3,988,932)	(7,735,249)
Maturities	(4,500,000)	(4,868,000)
Transfer to other long-term investments	-	(729,737)
Premium amortization	(318,834)	(430,260)
Increase (decrease)	(4,953,909)	22,239,968
Fixed maturity securities, available-for-sale, ending	$144,729,230	$151,551,123

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

The $1,700 decrease and $5,578 increase in preferred stock available-for-sale for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Preferred stock, available-for-sale, beginning	$100,720	$96,360
Unrealized appreciation (depreciation)	(1,700)	5,578
Increase (decrease)	(1,700)	5,578
Preferred stock, available-for-sale, ending	$99,020	$101,938

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $3,219 decrease and $14,967 increase in equity securities for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Equity securities, beginning	$571,427	$542,047
Purchases	25,876	1,807
Sales proceeds	(15,412)	-
Unrealized appreciation	-	13,160
Net realized investment gains sale of securities	107	-
Net realized investment losses, changes in fair value	(13,790)	-
Increase (decrease)	(3,219)	14,967
Equity securities, ending	$568,208	$557,014

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

The $17,527,465 and $25,965,773 increases in mortgage loans on real estate for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Mortgage loans on real estate, beginning	$102,496,451	$74,371,286
Purchases	34,435,782	36,741,329
Discount accretion	214,157	72,996
Payments	(16,655,627)	(10,724,113)
Foreclosed - transfer to real estate	(378,411)
Increase in allowance for bad debts	(67,481)	(101,031)
Amortization of loan origination fees	(20,955)	(23,408)
Increase	17,527,465	25,965,773
Mortgage loans on real estate, ending	$120,023,916	$100,337,059

The $249,492 increase and $258,445 decrease in investment real estate for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Investment real estate, beginning	$2,382,966	$2,506,673
Real estate acquired through mortgage loan foreclosure	378,411	-
Sales proceeds	(54,853)	(190,084)
Depreciation of building	(72,744)	(72,743)
Net realized investment gains (losses)	(1,322)	4,382
Increase (decrease)	249,492	(258,445)
Investment real estate, ending	$2,632,458	$2,248,228

The $3,090,209 and $11,106,707 increases in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Other long-term investments, beginning	$55,814,583	$46,788,873
Purchases	5,877,273	13,362,692
Transfer from fixed maturity available-for-sale securities	-	729,737
Accretion of discount	1,982,029	1,743,693
Net realized investment gains	-	62,275
Sales proceeds	-	(792,012)
Payments	(4,769,093)	(3,999,678)
Increase	3,090,209	11,106,707
Other long-term investments, ending	$58,904,792	$57,895,580

Our assets other than invested assets as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017

Cash and cash equivalents	$16,585,991	$31,496,159	$(14,910,168)
Accrued investment income	2,707,701	2,544,963	162,738
Recoverable from reinsurers	1,659,698	1,340,700	318,998
Assets held in trust under coinsurance agreement	7,464,922	-	7,464,922
Agents' balances and due premiums	1,500,290	1,485,305	14,985
Deferred policy acquisition costs	27,166,743	24,555,902	2,610,841
Value of insurance business acquired	5,355,156	5,526,645	(171,489)
Other assets	11,532,357	10,920,570	611,787
Assets other than investment assets	$73,972,858	$77,870,244	$(3,897,386)

The $14,910,168 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The increase in deferred policy acquisition costs for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Balance, beginning of year	$24,555,902	$18,191,990
Capitalization of commissions, sales and issue expenses	4,488,458	5,001,037
Amortization	(1,995,623)	(1,428,142)
Deferred acquisition costs allocated to investments	118,006	(69,278)
Balance, end of year	$27,166,743	$21,695,607

Our other assets as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017
Advances to mortgage loan originator	$4,863,234	$4,925,259	$(62,025)
Federal and state income taxes recoverable	3,514,219	2,504,494	1,009,725
Notes receivable	447,496	448,006	(510)
Accrual of mortgage loan and long-term investment payments due	1,538,357	2,516,490	(978,133)
Receivable for securities sold	1,039,027	364,611	674,416
Guaranty funds	77,440	73,151	4,289
Other receivables, prepaid assets and deposits	52,584	88,559	(35,975)
Total other assets	$11,532,357	$10,920,570	$611,787

There was a $1,009,725 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

As of June 30, 2018, the Company had $1,039,027 of security sales where the trade date and settlement date were in different financial reporting periods compared to $364,611 of security sales overlapping financial reporting periods as of December 31, 2017.

There was a $978,133 decrease in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in July 2018.

On April 15, 2018, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017

Policy liabilities
Policyholders' account balances	$294,488,224	$292,909,762	$1,578,462
Future policy benefits	52,601,174	49,663,099	2,938,075
Policy claims	1,187,074	1,148,513	38,561
Other policy liabilities	66,445	68,490	(2,045)
Total policy liabilities	348,342,917	343,789,864	4,553,053
Funds withheld under coinsurance agreement	11,335,660	-	11,335,660
Deferred federal income taxes	2,179,425	2,961,929	(782,504)
Other liabilities	3,156,673	3,123,702	32,971
Total liabilities	$365,014,675	$349,875,495	$15,139,180

The $1,578,462 and $39,889,063 increases in policyholders’ account balances for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Policyholders' account balances, beginning	$292,909,762	$245,346,489
Deposits	21,557,499	45,682,170
Withdrawals	(13,254,810)	(10,030,091)
Funds withheld under coinsurance agreement	(11,335,660)	-
Interest credited	4,611,433	4,236,984
Increase	1,578,462	39,889,063
Policyholders' account balances, ending	$294,488,224	$285,235,552

The $2,938,075 increase in future policy benefits during the six months ended June 30, 2018 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $782,504 decrease in deferred federal income taxes during the six months ended June 30, 2018 was due to $1,428,795 of decreased deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity and preferred stock available-for-sale and $646,291 of operating deferred federal tax expense.

Our other liabilities as of June 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017
Suspense accounts payable	$2,312,575	$42,901	$2,269,674
Accounts payable	36,471	1,898,817	(1,862,346)
Accrued expenses payable	522,000	776,000	(254,000)
Payable for securities purchased	562,209	462,598	99,611
Guaranty fund assessments	43,000	43,000	-
Unearned investment income	54,870	62,326	(7,456)
Deferred revenue	24,368	29,784	(5,416)
Unclaimed funds	30,796	23,622	7,174
Other payables, withholdings and escrows	(429,616)	(215,346)	(214,270)
Total other liabilities	$3,156,673	$3,123,702	$32,971

The $2,269,674 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $1,862,346 decrease in accounts payable is primarily due to a payment of $1,850,000 to settle the FBLIC Term to 95 lawsuit.

The $254,000 decrease in accrued expenses payable is primarily due to payments of accrued legal fees.

As of June 30, 2018, the Company had $562,209 of security purchases where the trade date and settlement date were in different financial reporting periods compared to $462,598 of security purchases overlapping financial reporting periods as of December 31, 2017.

The $214,270 decline in other payables, withholdings and escrows is primarily due to an increase in escrows on commercial mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2018, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2018, we had cash and cash equivalents totaling $16,585,991. As of June 30, 2018, cash and cash equivalents of $8,769,469 and $5,546,821, respectively, of the total $16,585,991 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $11,604,852 and $21,835,216 as of June 30, 2018 and December 31, 2017, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Through June 30, 2018, the Company had a $1.0 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through the maturity date of July 1, 2018.  Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  The Company did not utilize this line of credit during 2018 or 2017.

Our cash flows for the six months ended June 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Net cash provided (used) by operating activities	$(1,617,069)	$1,235,293	$(2,852,362)
Net cash used in investing activities	(21,595,788)	(53,569,539)	31,973,751
Net cash provided by financing activities	8,302,689	35,652,079	(27,349,390)
Decrease in cash and cash equivalents	(14,910,168)	(16,682,167)	1,771,999
Cash and cash equivalents, beginning of period	31,496,159	34,223,945	(2,727,786)
Cash and cash equivalents, end of period	$16,585,991	$17,541,778	$(955,787)

The $1,617,069 cash used by operating activities and $1,235,293 cash provided by operating activities for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2018	2017	2018 less 2017
Premiums collected	$9,062,439	$7,518,703	$1,543,736
Net investment income collected	8,652,970	5,151,116	3,501,854
Service fees and other income collected	279,733	67,127	212,606
Death benefits paid	(3,367,623)	(2,488,197)	(879,426)
Surrenders paid	(462,841)	(531,588)	68,747
Dividends and endowments paid	(134,205)	(132,503)	(1,702)
Commissions paid	(4,048,010)	(4,822,442)	774,432
Other underwriting, insurance and acquisition expenses paid	(5,267,507)	(3,130,568)	(2,136,939)
Taxes paid	(1,009,725)	(182,819)	(826,906)
Decreased advances to mortgage loan originator	62,025	1,637,477	(1,575,452)
Increased (decreased) deposits of pending policy applications	2,269,674	(1,844,872)	4,114,546
Increased assets held in trust under coinsurance agreement	(7,464,922)	-	(7,464,922)
Increased short-term investments	(137,929)	-	(137,929)
Increased policy loans	(23,569)	(6,144)	(17,425)
Other	(27,579)	3	(27,582)
Cash provided (used) by operating activities	$(1,617,069)	$1,235,293	$(2,852,362)

Please see the statements of cash flows for the six months ended June 30, 2018 and 2017 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2018	December 31, 2017	2018 less 2017

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2018 and December 31, 2017 and 7,802,593 outstanding as of June 30, 2018 and December 31, 2017)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of June 30, 2018 and December 31, 2017)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(614,045)	4,760,951	(5,374,996)
Accumulated earnings	11,028,341	8,620,075	2,408,266
Total shareholders' equity	$38,285,449	$41,252,179	$(2,966,730)

The decrease in shareholders’ equity of $2,966,730 for the six months ended June 30, 2018 is due to $5,374,996 in other comprehensive loss that exceeded $2,339,758 in net income and a $68,508 cumulative-effect of adoption of accounting guidance for reporting changes in fair value of equity securities in net realized gains and losses instead of accumulated other comprehensive income.

Equity per common share outstanding decreased 7.2% from $5.29 per share as of December 31, 2017 to $4.91 per share as of June 30, 2018, based upon 7,802,593 common shares outstanding as of both June 30, 2018 and December 31, 2017.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($791,322) and $6,130,475 as of June 30, 2018 and December 31, 2017, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $6,813,812 in unrealized losses arising for the six months ended June 30, 2018 has been offset by the cumulative effect adjustment for the adoption of accounting guidance for equity securities of $68,508 and 2018 net realized investment gains of $39,477 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $6,921,797.

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

As of June 30, 2018, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.1% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2018, the Company has outstanding advances to this loan originator totaling $4,863,235. The advances are secured by $6,801,940 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $636,765 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2018, $599,645 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2018, $409,546 of that escrow amount is available to the Company as additional collateral on $4,863,235 of advances to the loan originator. The remaining June 30, 2018 escrow amount of $190,099 is available to the Company as additional collateral on its investment of $38,019,842 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2018 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the June 30, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class will be cancelled.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

August 13, 2018	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2018	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer