Form 10-Q
period 2018-09-30
First Trinity Financial CORP
filed 2018-11-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 9, 2018: 7,802,593 shares

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2018 (Unaudited) and December 31, 2017	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4. Controls and Procedures	67

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults upon Senior Securities	68

Item 4. Mine Safety Disclosures	68

Item 5. Other Information	68

Item 6. Exhibits	68

Signatures	69

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,551,407 and $143,621,947 as of September 30, 2018 and December 31, 2017, respectively)	$132,839,018	$149,683,139
Available-for-sale preferred stock at fair value (cost: $99,945 as of September 30, 2018 and December 31, 2017)	98,180	100,720
Equity securities (available-for-sale in 2017) at fair value (cost: $185,655 and $502,919 as of September 30, 2018 and December 31, 2017, respectively)	201,383	571,427
Mortgage loans on real estate	121,505,716	102,496,451
Investment real estate	2,442,440	2,382,966
Policy loans	1,755,270	1,660,175
Short-term investments	135,963	547,969
Other long-term investments	58,255,713	55,814,583
Total investments	317,233,683	313,257,430
Cash and cash equivalents	29,913,662	31,496,159
Accrued investment income	2,727,777	2,544,963
Recoverable from reinsurers	1,775,081	1,340,700
Assets held in trust under coinsurance agreement	15,831,355	-
Agents' balances and due premiums	1,517,547	1,485,305
Deferred policy acquisition costs	28,172,290	24,555,902
Value of insurance business acquired	5,271,221	5,526,645
Other assets	11,956,822	10,920,570
Total assets	$414,399,438	$391,127,674

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$294,738,874	$292,909,762
Future policy benefits	54,316,902	49,663,099
Policy claims	1,030,040	1,148,513
Other policy liabilities	68,331	68,490
Total policy liabilities	350,154,147	343,789,864
Funds withheld under coinsurance agreement	18,720,257	-
Deferred federal income taxes	2,398,299	2,961,929
Other liabilities	4,034,342	3,123,702
Total liabilities	375,307,045	349,875,495
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2018 and December 31, 2017 and 7,802,593 outstanding as of September 30, 2018 and December 31, 2017)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of September 30, 2018 and December 31, 2017)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(1,331,860)	4,760,951
Accumulated earnings	12,553,100	8,620,075
Total shareholders' equity	39,092,393	41,252,179
Total liabilities and shareholders' equity	$414,399,438	$391,127,674

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$4,701,250	$4,058,629	$13,760,857	$11,560,664
Net investment income	4,979,031	4,631,892	14,701,414	12,296,827
Net realized investment gains (losses)	245,059	(3,486)	269,531	254,108
Loss on other-than-temporary impairments	-	-	-	(224,250)
Service fees	66,474	3,560	300,035	10,849
Other income	11,977	21,689	58,149	81,527
Total revenues	10,003,791	8,712,284	29,089,986	23,979,725
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	1,719,073	1,291,943	4,684,724	3,733,907
Death benefits	876,629	1,310,697	3,963,815	3,744,278
Surrenders	203,287	186,202	666,128	717,790
Interest credited to policyholders	2,329,858	2,293,419	6,941,291	6,530,403
Dividend, endowment and supplementary life contract benefits	64,339	68,492	197,034	200,260
Total benefits and claims	5,193,186	5,150,753	16,452,992	14,926,638
Policy acquisition costs deferred	(1,673,638)	(2,369,432)	(6,162,096)	(7,370,469)
Amortization of deferred policy acquisition costs	682,295	890,135	2,677,918	2,318,277
Amortization of value of insurance business acquired	83,935	88,625	255,424	298,089
Commissions	1,934,194	2,051,910	5,963,852	6,641,883
Other underwriting, insurance and acquisition expenses	1,849,373	1,362,524	4,981,401	4,588,947
Total expenses	2,876,159	2,023,762	7,716,499	6,476,727
Total benefits, claims and expenses	8,069,345	7,174,515	24,169,491	21,403,365
Income before total federal income tax expense (benefit)	1,934,446	1,537,769	4,920,495	2,576,360
Current federal income tax expense (benefit)	-	(1,320)	-	18,589
Deferred federal income tax expense	409,687	294,437	1,055,978	501,597
Total federal income tax expense	409,687	293,117	1,055,978	520,186
Net income	$1,524,759	$1,244,652	$3,864,517	$2,056,174
Net income per common share basic and diluted	$0.20	$0.16	$0.50	$0.26

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,524,759	$1,244,652	$3,864,517	$2,056,174
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(717,379)	703,274	(7,531,191)	4,423,541
Cumulative effect, adoption of accounting guidance for equity securities	-	-	(68,508)	-
Less net realized investment gains (losses) having no credit losses	205,453	(3,486)	244,930	(36,799)
Net unrealized investment gains (losses)	(922,832)	706,760	(7,844,629)	4,460,340
Less adjustment to deferred acquisition costs	(14,204)	10,532	(132,210)	79,810
Other comprehensive income (loss) before federal income tax expense	(908,628)	696,228	(7,712,419)	4,380,530
Federal income tax expense (benefit)	(190,813)	139,246	(1,619,608)	876,107
Total other comprehensive income (loss)	(717,815)	556,982	(6,092,811)	3,504,423
Total comprehensive income (loss)	$806,944	$1,801,634	$(2,228,294)	$5,560,597

 See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2018 and 2017
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	2,056,174	2,056,174
Other comprehensive income	-	-	-	3,504,423	-	3,504,423
Balance as of September 30, 2017	$80,502	$28,684,598	$(893,947)	$4,323,099	$9,646,620	$41,840,872

Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	3,864,517	3,864,517
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(6,092,811)	-	(6,092,811)
Balance as of September 30, 2018	$80,502	$28,684,598	$(893,947)	$(1,331,860)	$12,553,100	$39,092,393

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$3,864,517	$2,056,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	109,116	109,435
Accretion of discount on investments	(2,951,473)	(2,298,768)
Net realized investment gains	(269,531)	(254,108)
Loss on other-than-temporary impairment	-	224,250
Amortization of policy acquisition cost	2,677,918	2,318,277
Policy acquisition cost deferred	(6,162,096)	(7,370,469)
Amortization of loan origination fees	32,376	44,351
Amortization of value of insurance business acquired	255,424	298,089
Allowance for mortgage loan losses	61,083	105,024
Provision for deferred federal income tax expense	1,055,978	501,597
Interest credited to policyholders	6,941,291	6,530,403
Change in assets and liabilities:
Policy loans	(95,095)	(28,655)
Short-term investments	412,006	-
Accrued investment income	(182,814)	(441,475)
Recoverable from reinsurers	(434,381)	101,829
Assets held in trust under coinsurance agreement	(15,831,355)	-
Agents' balances and due premiums	(32,242)	(183,349)
Other assets (excludes depreciation of $320 in 2017 and change in receivable for securities sold of ($185,389) and $5,738,274 in 2018 and 2017, respectively)	(850,863)	(939,617)
Future policy benefits	4,653,803	3,736,262
Policy claims	(118,473)	29,307
Other policy liabilities	(159)	20,633
Other liabilities (excludes change in payable for securities purchased of $142,361 and ($57,976) in 2018 and 2017, respectively)	768,279	(4,144,719)
Net cash provided by (used in) operating activities	(6,096,691)	414,471

Investing activities
Purchases of fixed maturity securities	(11,958,357)	(32,830,057)
Maturities of fixed maturity securities	4,876,000	6,762,000
Sales of fixed maturity securities	15,933,074	10,378,173
Purchases of equity securities	(53,828)	(2,832)
Sales of equity securities	361,947	-
Joint venture distributions	34,877	-
Purchases of mortgage loans	(47,077,889)	(44,857,137)
Payments on mortgage loans	28,034,586	16,129,739
Purchases of other long-term investments	(6,068,995)	(14,036,084)
Payments on other long-term investments	6,606,259	5,863,095
Sale on other long-term investments	-	792,012
Sale of real estate	261,470	190,084
Net change in receivable and payable for securities sold and purchased	(43,028)	5,680,298
Net cash used in investing activities	(9,093,884)	(45,930,709)

Financing activities
Policyholders' account deposits	35,533,959	54,296,750
Policyholders' account withdrawals	(21,925,881)	(14,044,954)
Net cash provided by financing activities	13,608,078	40,251,796

Decrease in cash	(1,582,497)	(5,264,442)
Cash and cash equivalents, beginning of period	31,496,159	34,223,945
Cash and cash equivalents, end of period	$29,913,662	$28,959,503

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

In connection with this transfer, the non-cash impact on investing activities is summarized as follows:

Nine Months Ended
September 30, 2017
Reduction in available-for-securities fixed maturity securities	$729,737
Other long-term investments	(729,737)
Net cash used in investing activities	$-

During 2018 and 2017, the Company foreclosed on residential mortgage loans of real estate totaling $378,411 and $142,455 respectively, and transferred those properties to investment real estate that are now held for sale.

In connection with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Reduction in mortgage loans due to foreclosure	$378,411	$142,455
Investment real estate held-for-sale acquired through foreclosure	(378,411)	(142,455)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2017.

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

September 30, 2018

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2018 through the date that these financial statements have been issued and reports the following subsequent event.

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of October 31, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.

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

September 30, 2018

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance may be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018.  In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases. Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The Company expects to adopt this guidance in January 2019.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

September 30, 2018

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

September 30, 2018

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued updated guidance to align the accounting for implementation costs incurred in a software hosting arrangement (i.e., a cloud computing arrangement) that is a service contract with the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The updated guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement.

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB also issued updated guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated rollforwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The updated guidance is effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. Based on the long-duration contracts currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the long-term contracts held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2018 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,979,866	$9,761	$119,300	$2,870,327
States and political subdivisions	9,314,448	101,294	61,109	9,354,633
Residential mortgage-backed securities	24,918	31,552	-	56,470
Corporate bonds	101,310,347	955,437	2,081,931	100,183,853
Asset-backed	253,676	1,462	-	255,138
Foreign bonds	20,668,152	83,698	633,253	20,118,597
Total fixed maturity securities	134,551,407	1,183,204	2,895,593	132,839,018

Preferred stock	99,945	95	1,860	98,180

Equity securities
Mutual funds	91,981	-	15,245	76,736
Corporate common stock	93,674	30,973	-	124,647
Total equity securities	185,655	30,973	15,245	201,383

Total fixed maturity, preferred stock and equity securities	$134,837,007	$1,214,272	$2,912,698	$133,138,581

	December 31, 2017
Fixed maturity securities
U.S. government and U.S. government agencies	$2,989,688	$48,720	$65,341	$2,973,067
States and political subdivisions	9,368,393	337,442	20,148	9,685,687
Residential mortgage-backed securities	29,573	41,736	-	71,309
Corporate bonds	109,340,273	5,248,291	491,556	114,097,008
Foreign bonds	21,894,020	1,134,999	172,951	22,856,068
Total fixed maturity securities	143,621,947	6,811,188	749,996	149,683,139

Preferred stock	99,945	775	-	100,720

Equity securities
Mutual funds	347,942	1,124	-	349,066
Corporate common stock	154,977	67,384	-	222,361
Total equity securities	502,919	68,508	-	571,427

Total fixed maturity, preferred stock and equity securities	$144,224,811	$6,880,471	$749,996	$150,355,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2018 and December 31, 2017 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2018 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$119,951	$5,098	1
States and political subdivisions	2,824,688	25,056	18
Corporate bonds	57,136,200	1,697,585	211
Foreign bonds	13,757,533	538,846	48
Total less than 12 months in an unrealized loss position	73,838,372	2,266,585	278
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,440,760	114,202	5
States and political subdivisions	509,217	36,053	4
Corporate bonds	3,686,822	384,346	16
Foreign bonds	639,015	94,407	2
Total more than 12 months in an unrealized loss position	6,275,814	629,008	27
Total fixed maturity securities in an unrealized loss position	80,114,186	2,895,593	305

Preferred stock, less than 12 months in an unrealized loss position	48,140	1,860	1

Equity securities (mutual funds), less than 12 months in an unrealized loss position	76,736	15,245	1

Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$80,239,062	$2,912,698	$307

	December 31, 2017
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$326,163	$3,897	2
States and political subdivisions	608,342	6,889	3
Corporate bonds	5,995,898	130,337	23
Foreign bonds	2,061,178	98,520	7
Total less than 12 months in an unrealized loss position	8,991,581	239,643	35
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,338,617	61,444	5
States and political subdivisions	579,008	13,259	4
Corporate bonds	5,139,898	361,219	20
Foreign bonds	501,875	74,431	3
Total more than 12 months in an unrealized loss position	7,559,398	510,353	32
Total fixed maturity securities in an unrealized loss position	$16,550,979	$749,996	$67

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

As of September 30, 2018, the Company held 305 available-for-sale fixed maturity securities with an unrealized loss of $2,895,593, fair value of $80,114,186 and amortized cost of $83,009,779. These unrealized losses were primarily due to market interest rate movements in the bond market as of September 30, 2018. The ratio of the fair value to the amortized cost of these 305 securities is 97%.

As of December 31, 2017, the Company held 67 available-for-sale fixed maturity securities with an unrealized loss of $749,996, fair value of $16,550,979 and amortized cost of $17,300,975. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2017. The ratio of the fair value to the amortized cost of these 67 securities is 96%.

As of September 30, 2018, the Company held one preferred stock with an unrealized loss of $1,860, fair value of $48,140 and cost of $50,000. The ratio of fair value to cost of this preferred stock is 96%.

As of September 30, 2018, the Company held one equity security with an unrealized loss of $15,245, fair value of $76,736 and cost of $91,981. The ratio of fair value to cost of this security is 83%.

As of December 31, 2017, the Company had no equity securities and preferred stock with unrealized losses.

Fixed maturity securities were 96% and 93% investment grade as rated by Standard & Poor’s as of September 30, 2018 and December 31, 2017, respectively.

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

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2018 and December 31, 2017, are summarized as follows:

	(Unaudited)
	September 30, 2018	December 31, 2017
Unrealized appreciation (depreciation) on available-for-sale securities	$(1,714,154)	$6,130,475
Adjustment to deferred acquisition costs	28,255	(103,955)
Deferred income taxes	354,039	(1,265,569)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,331,860)	$4,760,951

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $58,255,713 and $55,814,583 as of September 30, 2018 and December 31, 2017, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2018, by contractual maturity, are summarized as follows:

	September 30, 2018 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,276,974	$4,294,839	$8,397,085	$8,499,751
Due after one year through five years	25,798,481	25,921,074	24,362,037	26,306,144
Due after five years through ten years	40,802,369	39,975,538	16,759,405	20,207,607
Due after ten years	63,648,665	62,591,097	8,737,186	13,371,726
Due at multiple maturity dates	24,918	56,470	-	-

	$134,551,407	$132,839,018	$58,255,713	$68,385,228

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2018	2017	2018	2017	2018	2017
Proceeds	$12,320,142	$4,536,924	$346,535	$-	$206,617	$-
Gross realized gains	305,883	37,337	25,683	-	52,971	-
Gross realized losses	(100,430)	(40,823)	(58)	-	-	-
Loss on other-than-temporary impairment	-	-	-	-	-	-

Three Months Ended September 30, (Unaudited)
Other Long-Term Investments
	2018	2017
Proceeds	$-	$-
Gross realized gains	-	-
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2018	2017	2018	2017	2018	2017
Proceeds	$20,809,074	$17,140,173	$361,947	$-	$261,470	$190,084
Gross realized gains	386,403	564,589	25,790	-	52,971	6,050
Gross realized losses	(141,473)	(377,138)	(58)	-	(1,322)	(1,668)
Loss on other-than-temporary impairment	-	(224,250)	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Other Long-Term Investments
	2018	2017
Proceeds	$-	$792,012
Gross realized gains	-	62,275
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale and equity securities for the three and nine months ended September 30, 2018 and 2017 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(921,992)	$694,379	$(7,773,581)	$4,429,221
Preferred stock	(840)	82	(2,540)	5,660
Equity securities	-	12,299	-	25,459

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	205,453	(3,486)	244,930	187,451
Equity securities, sale of securities	25,625	-	25,732	-
Equity securities, changes in fair value	(38,990)	-	(52,780)	-
Investment real estate	52,971	-	51,649	4,382
Other long-term investments	-	-	-	62,275

Major categories of net investment income for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
Fixed maturity securities	$1,492,224	$1,731,931	$4,792,648	$4,887,826
Preferred stock and equity securities	24,280	4,382	57,397	14,540
Other long-term investments	995,100	967,959	2,974,163	2,707,438
Mortgage loans	2,877,910	2,431,884	8,253,828	6,101,462
Policy loans	31,055	28,640	90,480	84,657
Real estate	94,102	93,943	282,108	281,366
Short-term and other investments	92,711	20,227	160,392	117,764
Gross investment income	5,607,382	5,278,966	16,611,016	14,195,053
Investment expenses	(628,351)	(647,074)	(1,909,602)	(1,898,226)
Net investment income	$4,979,031	$4,631,892	$14,701,414	$12,296,827

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2018 and December 31, 2017, these required deposits, included in investment assets, had amortized costs that totaled $4,355,887 and $4,308,853, respectively. As of September 30, 2018 and December 31, 2017, these required deposits had fair values that totaled $4,238,579 and $4,307,439, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)
	September 30, 2018	December 31, 2017

Residential mortgage loans	$112,856,562	$100,700,241

Commercial mortgage loans by property type
Apartment	696,500	-
Industrial	1,528,587	430,613
Lodging	113,160	-
Office building	1,766,622	137,703
Retail	4,544,285	1,227,894

Total commercial mortgage loans by property type	8,649,154	1,796,210

Total mortgage loans	$121,505,716	$102,496,451

There were 14 loans with a remaining principal balance of $1,049,742 that were more than 90 days past due as of September 30, 2018. There were 23 loans with a remaining principal balance of $3,094,155 that were more than 90 days past due as of December 31, 2017.

There were no mortgage loans in default and in the foreclosure process as of September 30, 2018 and December 31, 2017. The Company, however, holds $520,867 and $352,277 of previously foreclosed residential mortgage loans as residential real estate held for sale as of September 30, 2018 and December 31, 2017, respectively.

The Company’s investment real estate as of September 30, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)
	September 30, 2018	December 31, 2017
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,304,299)	(1,195,183)
Buildings net of accumulated depreciation	963,258	1,072,374
Residential real estate - held for sale	520,867	352,277
Total residential real estate	520,867	352,277
Investment real estate, net of accumulated depreciation	$2,442,440	$2,382,966

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

2. Investments (continued)

During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $378,411 and transferred those properties to investment real estate held for sale. During 2018, the Company sold investment real estate property with an aggregate carrying value of $209,821. The Company recorded a gross realized investment gain on sale of $51,649 based on an aggregate sales price of $261,470.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2018 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,870,327	$-	$2,870,327
States and political subdivisions	-	9,354,633	-	9,354,633
Residential mortgage-backed securities	-	56,470	-	56,470
Corporate bonds	-	100,183,853	-	100,183,853
Asset-backed	-	255,138	-	255,138
Foreign bonds	-	20,118,597	-	20,118,597
Total fixed maturity securities	$-	$132,839,018	$-	$132,839,018

Preferred stock, available-for-sale	$98,180	$-	$-	$98,180

Equity securities
Mutual funds	$-	$76,736	$-	$76,736
Corporate common stock	62,078	-	62,569	124,647
Total equity securities	$62,078	$76,736	$62,569	$201,383

	December 31, 2017
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,973,067	$-	$2,973,067
States and political subdivisions	-	9,685,687	-	9,685,687
Residential mortgage-backed securities	-	71,309	-	71,309
Corporate bonds	-	114,097,008	-	114,097,008
Foreign bonds	-	22,856,068	-	22,856,068
Total fixed maturity securities	$-	$149,683,139	$-	$149,683,139

Preferred stock, available-for-sale	$100,720	$-	$-	$100,720

Equity securities
Mutual funds	$-	$349,066	$-	$349,066
Corporate common stock	160,861	-	61,500	222,361
Total equity securities	$160,861	$349,066	$61,500	$571,427

As of September 30, 2018 and December 31, 2017, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

September 30, 2018

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

The change in the fair value of the Company’s Level 3 equity securities for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Unaudited
	Nine Months Ended September 30,
	2018	2017

Beginning balance	$61,500	$61,500
Purchases	10,200	-
Joint venture net income	40,746	-
Sales	(15,000)	-
Joint venture distribution	(34,877)	-
Ending balance	$62,569	$61,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2018 and December 31, 2017, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial Instruments Disclosed, But Not Carried, at Fair Value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2018 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$8,649,154	$8,560,861	$-	$-	$8,560,861
Residential	112,856,562	109,871,804	-	-	109,871,804
Policy loans	1,755,270	1,755,270	-	-	1,755,270
Short-term investments	135,963	135,963	135,963	-	-
Other long-term investments	58,255,713	68,385,228	-	-	68,385,228
Cash and cash equivalents	29,913,662	29,913,662	29,913,662	-	-
Accrued investment income	2,727,777	2,727,777	-	-	2,727,777
Total financial assets	$214,294,101	$221,350,565	$30,049,625	$-	$191,300,940

Financial liabilities
Policyholders' account balances	$294,738,874	$241,572,894	$-	$-	$241,572,894
Policy claims	1,030,040	1,030,040	-	-	1,030,040
Total financial liabilities	$295,768,914	$242,602,934	$-	$-	$242,602,934

	December 31, 2017
Financial assets
Mortgage loans on real estate
Commercial	$1,796,210	$1,783,385	$-	$-	$1,783,385
Residential	100,700,241	102,192,001	-	-	102,192,001
Policy loans	1,660,175	1,660,175	-	-	1,660,175
Short-term investments	547,969	547,969	547,969	-	-
Other long-term investments	55,814,583	68,298,585	-	-	68,298,585
Cash and cash equivalents	31,496,159	31,496,159	31,496,159	-	-
Accrued investment income	2,544,963	2,544,963	-	-	2,544,963
Total financial assets	$194,560,300	$208,523,237	$32,044,128	$-	$176,479,109

Financial liabilities
Policyholders' account balances	$292,909,762	$243,234,637	$-	$-	$243,234,637
Policy claims	1,148,513	1,148,513	-	-	1,148,513
Total financial liabilities	$294,058,275	$244,383,150	$-	$-	$244,383,150

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread. For commercial mortgage loans (includes apartment, industrial, lodging, office building and retail), the discount rate used was assumed to be the interest rate on the last commercial mortgage loan acquired by the Company.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
Revenues:
Life insurance operations	$5,556,358	$4,723,138	$16,095,222	$13,321,087
Annuity operations	4,346,120	3,903,408	12,647,899	10,377,974
Corporate operations	101,313	85,738	346,865	280,664

Total	$10,003,791	$8,712,284	$29,089,986	$23,979,725

Income before income taxes:
Life insurance operations	$305,976	$345,522	$605,498	$899,547
Annuity operations	1,522,702	1,141,492	4,013,123	1,488,848
Corporate operations	105,768	50,755	301,874	187,965

Total	$1,934,446	$1,537,769	$4,920,495	$2,576,360

Depreciation and amortization expense:
Life insurance operations	$829,610	$858,012	$3,044,057	$1,828,933
Annuity operations	(15,587)	178,063	30,777	941,219

Total	$814,023	$1,036,075	$3,074,834	$2,770,152

	(Unaudited)
Assets:	September 30, 2018	December 31, 2017
Life insurance operations	$64,870,773	$56,780,793
Annuity operations	343,736,487	328,727,443
Corporate operations	5,792,178	5,619,438
Total	$414,399,438	$391,127,674

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

September 30, 2018

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the September 30, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class were cancelled.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

Through June 30, 2018, the Company had a $1.0 million line of credit with a bank executed in July 2017 to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through the maturity date of June 30, 2018.  Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  The Company did not utilize this line of credit during 2018 or 2017.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (loss)

	Three Months Ended September 30, 2018 and 2017 (Unaudited)
Balance as of July 1, 2018	$(625,159)	$11,114	$(614,045)
Other comprehensive loss before reclassifications, net of tax	(566,729)	11,221	(555,508)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	162,307	-	162,307
Other comprehensive loss	(729,036)	11,221	(717,815)
Balance as of September 30, 2018	$(1,354,195)	$22,335	$(1,331,860)

Balance as of July 1, 2017	$3,834,781	$(68,664)	$3,766,117
Other comprehensive income before reclassifications, net of tax	562,619	(8,426)	554,193
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(2,789)	-	(2,789)
Other comprehensive income	565,408	(8,426)	556,982
Balance as of September 30, 2017	$4,400,189	$(77,090)	$4,323,099

	Nine Months Ended September 30, 2018 and 2017 (Unaudited)

Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(6,003,761)	104,445	(5,899,316)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	193,495	-	193,495
Other comprehensive loss	(6,197,256)	104,445	(6,092,811)
Balance as of September 30, 2018	$(1,354,195)	$22,335	$(1,331,860)

Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	3,538,833	(63,849)	3,474,984
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(29,439)	-	(29,439)
Other comprehensive income	3,568,272	(63,849)	3,504,423
Balance as of September 30, 2017	$4,400,189	$(77,090)	$4,323,099

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(717,379)	$(150,650)	$(566,729)
Reclassification adjustment for net gains included in operations having no credit losses	205,453	43,146	162,307
Net unrealized losses on investments	(922,832)	(193,796)	(729,036)
Adjustment to deferred acquisition costs	14,204	2,983	11,221
Total other comprehensive loss	$(908,628)	$(190,813)	$(717,815)

	Three Months Ended September 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$703,274	$140,655	$562,619
Reclassification adjustment for net losses included in operations having no credit losses	(3,486)	(697)	(2,789)
Net unrealized gains on investments	706,760	141,352	565,408
Adjustment to deferred acquisition costs	(10,532)	(2,106)	(8,426)
Total other comprehensive income	$696,228	$139,246	$556,982

	Nine Months Ended September 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(7,599,699)	$(1,595,938)	$(6,003,761)
Reclassification adjustment for net gains included in operations having no credit losses	244,930	51,435	193,495
Net unrealized losses on investments	(7,844,629)	(1,647,373)	(6,197,256)
Adjustment to deferred acquisition costs	132,210	27,765	104,445
Total other comprehensive loss	$(7,712,419)	$(1,619,608)	$(6,092,811)

	Nine Months Ended September 30, 2017 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,423,541	$884,708	$3,538,833
Reclassification adjustment for net losses included in operations having no credit losses	(36,799)	(7,360)	(29,439)
Net unrealized gains on investments	4,460,340	892,068	3,568,272
Adjustment to deferred acquisition costs	(79,810)	(15,961)	(63,849)
Total other comprehensive income	$4,380,530	$876,107	$3,504,423

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$205,453	$(3,486)	$244,930	$(36,799)
Income tax expense (benefit) (b)	43,146	(697)	51,435	(7,360)
Total reclassification adjustments	$162,307	$(2,789)	$193,495	$(29,439)

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

September 30, 2018

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of September 30, 2018, $634,817 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of September 30, 2018, $430,885 of that escrow amount is available to the Company as additional collateral on $4,662,792 of advances to the loan originator. The remaining September 30, 2018 escrow amount of $203,932 is available to the Company as additional collateral on its investment of $40,786,373 in residential mortgage loans on real estate. In addition, the Company has an additional $403,898 allowance for possible loan losses in the remaining $80,719,343 of investments in mortgage loans on real estate as of September 30, 2018.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the three and nine months ended September 30, 2018 and 2017 are summarized as follows (excluding $40,786,373 and $32,381,460 of mortgage loans on real estate as of September 30, 2018 and 2017, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$372,352	$336,180	$37,944	$9,278	$410,296	$345,458
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(9,539)	4,121	3,141	(128)	(6,398)	3,993
Allowance, ending	$362,813	$340,301	$41,085	$9,150	$403,898	$349,451

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$362,813	$340,301	$41,085	$9,150	$403,898	$349,451

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$72,543,552	$68,810,689	$8,175,791	$1,820,866	$80,719,343	$70,631,555

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$333,789	$238,121	$9,026	$6,306	$342,815	$244,427
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	29,024	102,180	32,059	2,844	61,083	105,024
Allowance, ending	$362,813	$340,301	$41,085	$9,150	$403,898	$349,451

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$362,813	$340,301	$41,085	$9,150	$403,898	$349,451

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$72,543,552	$68,810,689	$8,175,791	$1,820,866	$80,719,343	$70,631,555

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of September 30, 2018 and December 31, 2017 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Over 70% to 80%	$21,785,852	$19,515,632	$588,028	$-	$22,373,880	$19,515,632
Over 60% to 70%	40,666,684	36,192,035	1,792,207	-	42,458,891	36,192,035
Over 50% to 60%	24,660,854	25,121,248	757,229	835,093	25,418,083	25,956,341
Over 40% to 50%	15,482,145	12,923,381	2,040,413	-	17,522,558	12,923,381
Over 30% to 40%	4,305,553	4,303,273	2,363,418	658,296	6,668,971	4,961,569
Over 20% to 30%	2,654,072	1,867,670	967,801	159,671	3,621,873	2,027,341
Over 10% to 20%	2,426,480	727,245	140,058	143,150	2,566,538	870,395
10% or less	874,922	49,757	-	-	874,922	49,757
Total	$112,856,562	$100,700,241	$8,649,154	$1,796,210	$121,505,716	$102,496,451

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

Entities will generally continue to account for leases that commenced before the effective date of this update in accordance with previous U.S. GAAP unless the lease is modified. Lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimal rental payments that were tracked and disclosed under previous U.S. GAAP. The updated guidance may be applied using a modified retrospective approach effective for annual and interim periods beginning after December 15, 2018.  In July 2018, the FASB issued updated guidance (Accounting Standards Update 2018-11) that provides entities with an additional (and optional) transition method to adopt the new standard on leases. Under this new transition method, an entity initially applies the new standard on leases at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new standard on leases will continue to be in accordance with current GAAP (Topic 840, Leases).  An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The Company expects to adopt this guidance in January 2019.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued updated guidance to align the accounting for implementation costs incurred in a software hosting arrangement (i.e., a cloud computing arrangement) that is a service contract with the guidance for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the updated guidance requires an entity to determine the stage of a project that the implementation activity relates to and the nature of the associated costs in order to determine whether those costs should be expensed as incurred or capitalized. The updated guidance also requires the entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement.

The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB also issued updated guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated rollforwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The updated guidance is effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. Based on the long-duration contracts currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were able to be adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the long-term contracts held by the Company and the economic conditions at that time.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2018 and 2017

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,701,250	$4,058,629	$642,621
Net investment income	4,979,031	4,631,892	347,139
Net realized investment gains (losses)	245,059	(3,486)	248,545
Service fees	66,474	3,560	62,914
Other income	11,977	21,689	(9,712)
Total revenues	10,003,791	8,712,284	1,291,507
Benefits and claims	5,193,186	5,150,753	42,433
Expenses	2,876,159	2,023,762	852,397
Total benefits, claims and expenses	8,069,345	7,174,515	894,830
Income before federal income tax expense	1,934,446	1,537,769	396,677
Federal income tax expense	409,687	293,117	116,570
Net income	$1,524,759	$1,244,652	$280,107
Net income per common share basic and diluted	$0.20	$0.16	$0.04

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$13,760,857	$11,560,664	$2,200,193
Net investment income	14,701,414	12,296,827	2,404,587
Net realized investment gains	269,531	254,108	15,423
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	300,035	10,849	289,186
Other income	58,149	81,527	(23,378)
Total revenues	29,089,986	23,979,725	5,110,261
Benefits and claims	16,452,992	14,926,638	1,526,354
Expenses	7,716,499	6,476,727	1,239,772
Total benefits, claims and expenses	24,169,491	21,403,365	2,766,126
Income before federal income tax expense	4,920,495	2,576,360	2,344,135
Federal income tax expense	1,055,978	520,186	535,792
Net income	$3,864,517	$2,056,174	$1,808,343
Net income per common share basic and diluted	$0.50	$0.26	$0.24

Consolidated Condensed Financial Position as of September 30, 2018 and December 31, 2017

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 to 2017

Investment assets	$317,233,683	$313,257,430	$3,976,253
Other assets	97,165,755	77,870,244	19,295,511
Total assets	$414,399,438	$391,127,674	$23,271,764

Policy liabilities	$350,154,147	$343,789,864	$6,364,283
Funds withheld under coinsurance agreement	18,720,257	-	18,720,257
Deferred federal income taxes	2,398,299	2,961,929	(563,630)
Other liabilities	4,034,342	3,123,702	910,640
Total liabilities	375,307,045	349,875,495	25,431,550
Shareholders' equity	39,092,393	41,252,179	(2,159,786)
Total liabilities and shareholders' equity	$414,399,438	$391,127,674	$23,271,764

Shareholders' equity per common share	$5.01	$5.29	$(0.28)

Results of Operations – Three Months Ended September 30, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$4,701,250	$4,058,629	$642,621
Net investment income	4,979,031	4,631,892	347,139
Net realized investment gains (losses)	245,059	(3,486)	248,545
Service fees	66,474	3,560	62,914
Other income	11,977	21,689	(9,712)
Total revenues	$10,003,791	$8,712,284	$1,291,507

The $1,291,507 increase in total revenues for the three months ended September 30, 2018 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Whole life and term first year	$66,365	$43,122	$23,243
Whole life and term renewal	479,931	557,335	(77,404)
Final expense first year	1,081,968	1,215,515	(133,547)
Final expense renewal	3,013,248	2,242,657	770,591
Supplementary contracts with life contingencies	59,738	-	59,738
Total premiums	$4,701,250	$4,058,629	$642,621

The $642,621 increase in premiums for the three months ended September 30, 2018 is primarily due to a $770,591 increase in final expense renewal premiums that exceeded a $133,547 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premium reflects increased competition from our competitors. Our marketing efforts are focused on final expense and annuity production.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$1,492,224	$1,731,931	$(239,707)
Preferred stock and equity securities	24,280	4,382	19,898
Other long-term investments	995,100	967,959	27,141
Mortgage loans	2,877,910	2,431,884	446,026
Policy loans	31,055	28,640	2,415
Real estate	94,102	93,943	159
Short-term and other investments	92,711	20,227	72,484
Gross investment income	5,607,382	5,278,966	328,416
Investment expenses	(628,351)	(647,074)	(18,723)
Net investment income	$4,979,031	$4,631,892	$347,139

The $328,416 increase in gross investment income for the three months ended September 30, 2018 is primarily due to increased investments in mortgage loans that exceeded decreased investments in fixed maturity securities. In the twelve months since September 30, 2017, we had increased investments in mortgage loans of $18.5 million and decreased investments in fixed maturity securities of $15.2 million.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities at fair value and investment real estate and changes in fair value of equity securities.

Our net realized investment gains for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$12,320,142	$4,536,924	$7,783,218
Amortized cost at sale date	12,114,689	4,540,410	7,574,279
Net realized gains (losses)	$205,453	$(3,486)	$208,939
Equity securities at fair value:
Sale proceeds	$346,535	$-	$346,535
Cost at sale date	320,910	-	320,910
Net realized gains	$25,625	$-	$25,625
Investment real estate:
Sale proceeds	$206,617	$-	$206,617
Carrying value at sale date	153,646	-	153,646
Net realized gains	$52,971	$-	$52,971

Equity securities, changes in fair value	$(38,990)	$-	$(38,990)

Net realized investment gains (losses)	$245,059	$(3,486)	$248,545

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the three months ended September 30, 2018 and the year ended December 31, 2017.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$1,719,073	$1,291,943	$427,130
Death benefits	876,629	1,310,697	(434,068)
Surrenders	203,287	186,202	17,085
Interest credited to policyholders	2,329,858	2,293,419	36,439
Dividend, endowment and supplementary life contract benefits	64,339	68,492	(4,153)
Total benefits and claims	5,193,186	5,150,753	42,433

Expenses
Policy acquisition costs deferred	(1,673,638)	(2,369,432)	695,794
Amortization of deferred policy acquisition costs	682,295	890,135	(207,840)
Amortization of value of insurance business acquired	83,935	88,625	(4,690)
Commissions	1,934,194	2,051,910	(117,716)
Other underwriting, insurance and acquisition expenses	1,849,373	1,362,524	486,849
Total expenses	2,876,159	2,023,762	852,397
Total benefits, claims and expenses	$8,069,345	$7,174,515	$894,830

The $894,830 increase in total benefits, claims and expenses for the three months ended September 30, 2018 is discussed below.

Benefits and Claims

The $42,433 increase in benefits and claims for the three months ended September 30, 2018 is primarily due to the following:

●	$427,130 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$434,068 decrease in death benefits is primarily due to approximately $210,000 of decreased final expense settlements, $171,000 of decreased ordinary life settlements, $44,000 of increased ceded claims in the course of settlement and $21,000 of increased ceded claims.

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

For the three months ended September 30, 2018 and 2017, capitalized costs were $1,673,638 and $2,369,432, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2018 and 2017 were $682,295 and $890,135, respectively.

The $695,794 decrease in the 2018 acquisition costs deferred primarily relates to decreased annuity and first year final expense production resulting in decreased annuity and first year final expense commissions available for deferral. The $207,840 decrease in the 2018 amortization of deferred acquisition costs is primarily due to decreased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $83,935 and $88,625 for the three months ended September 30, 2018 and 2017, respectively.

Commissions

Our commissions for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Annuity	$266,812	$325,415	$(58,603)
Whole life and term first year	60,317	37,637	22,680
Whole life and term renewal	13,513	19,890	(6,377)
Final expense first year	1,297,176	1,453,356	(156,180)
Final expense renewal	296,376	215,612	80,764
Total commissions	$1,934,194	$2,051,910	$(117,716)

The $117,716 decrease in commissions for the three months ended September 30, 2018 is primarily due to a $156,180 decrease in final expense first year commissions (corresponding to a $133,547 decrease in first year final expense premiums) and a $58,603 decrease in annuity commissions (corresponding to a $2,259,211 decrease in annuity considerations net of coinsurance) that exceeded an $80,764 increase in final expense renewal commissions (corresponding to a $770,591 increase in final expense renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $486,849 increase in other underwriting, insurance and acquisition expenses for the three months ended September 30, 2018 was primarily related to increased salaries and benefits due to profit bonus paid to the Company’s executive officer and increased use of consultants for new business initiatives that exceeded a decrease in legal fees due to the settlement of the Decreasing Term to 95 lawsuit.

Federal Income Taxes

FTFC filed its 2017 consolidated federal income tax return with TLIC, FBLIC and FTCC since by 2017 all companies had been members of a consolidated group for five years. Prior to 2017, FTFC filed consolidated federal income tax returns with FTCC and from 2012 to 2016 TLIC and FBLIC filed separate consolidated federal income tax returns as a life insurance company.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2017, current income tax benefit was $1,320. For the three months ended September 30, 2018 and 2017, deferred federal income tax expense was $409,687 and $294,437, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,524,759 ($0.20 per common share basic and diluted) and $1,244,652 ($0.16 per common share basic and diluted) for the three months ended September 30, 2018 and 2017, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. The weighted average outstanding and subscribed common shares basic and diluted for the three months ended September 30, 2018 and 2017 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$5,556,358	$4,723,138	$833,220
Annuity operations	4,346,120	3,903,408	442,712
Corporate operations	101,313	85,738	15,575
Total	$10,003,791	$8,712,284	$1,291,507
Income before federal income taxes:
Life insurance operations	$305,976	$345,522	$(39,546)
Annuity operations	1,522,702	1,141,492	381,210
Corporate operations	105,768	50,755	55,013
Total	$1,934,446	$1,537,769	$396,677

Life Insurance Operations

The $833,220 increase in revenues from Life Insurance Operations for the three months ended September 30, 2018 is primarily due to the following:

●	$642,621 increase in premiums

●	$147,440 increase in net investment income

●	$43,817 increase in net realized investment gains

●	$658 decrease in service fees and other income

The $39,546 decreased profitability from Life Insurance Operations for the three months ended September 30, 2018 is primarily due to the following:

●	$472,766 decrease in policy acquisition costs deferred net of amortization

●	$455,464 increase in other underwriting, insurance and acquisition expenses

●	$427,130 increase in future policy benefits

●	$17,085 increase in surrenders

●	$658 decrease in service fees and other income

●	$2,345 decrease in amortization of value of insurance business acquired

●	$4,153 decrease in dividend, endowment and supplementary life contract benefits

●	$43,817 increase in net realized investment gains

●	$59,113 decrease in commissions

●	$147,440 increase in net investment income

●	$434,068 decrease in death benefits

●	$642,621 increase in premiums

Annuity Operations

The $442,712 increase in revenues from Annuity Operations for the three months ended September 30, 2018 is due to the following:

●	$204,728 increase in net realized investment gains

●	$174,757 increase in net investment income

●	$63,227 increase in service fees and other income

The $381,210 increased profitability from Annuity Operations for the three months ended September 30, 2018 is due to the following:

●	$204,728 increase in net realized investment gains

●	$174,757 increase in net investment income

●	$63,227 increase in service fees and other income

●	$58,603 decrease in commissions

●	$2,345 decrease in amortization of value of insurance business acquired

●	$36,439 increase in interest credited to policyholders

●	$15,188 decrease in policy acquisition costs deferred net of amortization

●	$70,823 increase in other underwriting, insurance and acquisition expenses

Corporate Operations

The $15,575 increase in revenues from Corporate Operations for the three months ended September 30, 2018 is due to $24,942 of increased net investment income and $9,367 of decreased service fees and other income.

The $55,013 increase in Corporate Operations profitability for the three months ended September 30, 2018 is primarily due to $39,438 of decreased operating expenses and $24,942 of increased net investment income that exceeded $9,367 of decreased service fees and other income.

Results of Operations – Nine Months Ended September 30, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Premiums	$13,760,857	$11,560,664	$2,200,193
Net investment income	14,701,414	12,296,827	2,404,587
Net realized investment gains	269,531	254,108	15,423
Loss on other-than-temporary impairment	-	(224,250)	224,250
Service fees	300,035	10,849	289,186
Other income	58,149	81,527	(23,378)
Total revenues	$29,089,986	$23,979,725	$5,110,261

The $5,110,261 increase in total revenues for the nine months ended September 30, 2018 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Whole life and term first year	$175,105	$125,009	$50,096
Whole life and term renewal	1,574,714	1,718,302	(143,588)
Final expense first year	3,349,181	3,496,902	(147,721)
Final expense renewal	8,515,909	6,213,881	2,302,028
Supplementary contracts with life contingencies	145,948	6,570	139,378
Total premiums	$13,760,857	$11,560,664	$2,200,193

The $2,200,193 increase in premiums for the nine months ended September 30, 2018 is primarily due to the a $2,302,028 increase in final expense renewal premiums and $139,378 increase in considerations for supplementary contracts with life contingencies that exceeded the $147,721 decrease in final expense first year premiums and a $143,588 decrease in whole life and term renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premium reflects increased competition from our competitors. Our marketing efforts are focused on final expense and annuity production and we have not been focused on whole life and term production the past few years. The increase in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining life instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$4,792,648	$4,887,826	$(95,178)
Preferred stock and equity securities	57,397	14,540	42,857
Other long-term investments	2,974,163	2,707,438	266,725
Mortgage loans	8,253,828	6,101,462	2,152,366
Policy loans	90,480	84,657	5,823
Real estate	282,108	281,366	742
Short-term and other investments	160,392	117,764	42,628
Gross investment income	16,611,016	14,195,053	2,415,963
Investment expenses	(1,909,602)	(1,898,226)	11,376
Net investment income	$14,701,414	$12,296,827	$2,404,587

The $2,415,963 increase in gross investment income for the nine months ended September 30, 2018 is primarily due to increases in investments in mortgage loans and other long-term investments that exceeded fixed maturity securities. In the twelve months since September 30, 2017, our investments in mortgage loans have increased approximately $18.5 million, other long term investments have increased approximately $0.6 million and fixed maturity securities decreased approximately $15.2 million.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities at fair value, investment real estate, other long-term investments and changes in fair value of equity securities.

Our net realized investment gains for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$20,809,074	$17,140,173	$3,668,901
Amortized cost at sale date	20,564,144	16,952,722	3,611,422
Net realized gains	$244,930	$187,451	$57,479
Equity securities at fair value:
Sale proceeds	$361,947	$-	$361,947
Cost at sale date	336,215	-	336,215
Net realized gains	$25,732	$-	$25,732
Investment real estate:
Sale proceeds	$261,470	$190,084	$71,386
Carrying value at sale date	209,821	185,702	24,119
Net realized gains (losses)	$51,649	$4,382	$47,267
Other long-term investments
Sale proceeds	$-	$792,012	$(792,012)
Carrying value at sale date	-	729,737	(729,737)
Net realized gains	$-	$62,275	$(62,275)

Equity securities, changes in fair value	$(52,780)	$-	$(52,780)

Net realized investment gains	$269,531	$254,108	$15,423

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$4,684,724	$3,733,907	$950,817
Death benefits	3,963,815	3,744,278	219,537
Surrenders	666,128	717,790	(51,662)
Interest credited to policyholders	6,941,291	6,530,403	410,888
Dividend, endowment and supplementary life contract benefits	197,034	200,260	(3,226)
Total benefits and claims	16,452,992	14,926,638	1,526,354

Expenses
Policy acquisition costs deferred	(6,162,096)	(7,370,469)	1,208,373
Amortization of deferred policy acquisition costs	2,677,918	2,318,277	359,641
Amortization of value of insurance business acquired	255,424	298,089	(42,665)
Commissions	5,963,852	6,641,883	(678,031)
Other underwriting, insurance and acquisition expenses	4,981,401	4,588,947	392,454
Total expenses	7,716,499	6,476,727	1,239,772
Total benefits, claims and expenses	$24,169,491	$21,403,365	$2,766,126

The $2,766,126 increase in total benefits, claims and expenses for the nine months ended September 30, 2018 is discussed below.

Benefits and Claims

The $1,526,354 increase in benefits and claims for the nine months ended September 30, 2018 is primarily due to the following:

●	$950,817 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$410,888 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity production and an increase of approximately $2.6 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2017.

●

$219,537 increase in death benefits is primarily due to approximately $706,000 of increased final expense settlements that exceeded $351,000 of decreased ordinary life settlements, $119,000 of increased ceded claims and $16,000 of decreased assumed claims.

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

For the nine months ended September 30, 2018 and 2017, capitalized costs were $6,162,096 and $7,370,469, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2018 and 2017 were $2,677,918 and $2,318,277, respectively.

The $1,208,373 decrease in the 2018 acquisition costs deferred primarily relates to decreased annuity and first year final expense production resulting in decreased annuity and first year final expense commissions available for deferral. The $359,641 increase in the 2018 amortization of deferred acquisition costs is primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $255,424 and $298,089 for the nine months ended September 30, 2018 and 2017, respectively.

Commissions

Our commissions for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Annuity	$909,591	$1,697,220	$(787,629)
Whole life and term first year	160,536	110,426	50,110
Whole life and term renewal	46,150	61,762	(15,612)
Final expense first year	4,011,656	4,181,772	(170,116)
Final expense renewal	835,919	590,703	245,216
Total commissions	$5,963,852	$6,641,883	$(678,031)

The $678,031 decrease in commissions for the nine months ended September 30, 2018 is primarily due to a $787,629 decrease in annuity commissions (due to a $38,099,528 decline in annuity considerations net of coinsurance) and a $170,116 decrease in final expense first year commissions (due to a $147,721 decline in final expense first year premiums) that exceeded a $245,216 increase in final expense renewal commissions (due to a $2,302,028 increase in final expense renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $392,454 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2018 was primarily related to increased use of consultants for new business initiatives, increased third party administration fees primarily related to the increased number of policies in force and increased service requests, increased salaries and benefits due to increased salaries and profit bonus paid to the Company’s executive officer that exceeded a decrease in legal fees due to the settlement of the Decreasing Term to 95 lawsuit.

Federal Income Taxes

FTFC filed its 2017 consolidated federal income tax return with TLIC, FBLIC and FTCC since by 2017 all companies had been members of a consolidated group for five years. Prior to 2017, FTFC filed consolidated federal income tax returns with FTCC and from 2012 to 2016 TLIC and FBLIC filed separate consolidated federal income tax returns as a life insurance company.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2017, current income tax expense was $18,589. Deferred federal income tax expense was $1,055,978 and $501,597 for the nine months ended September 30, 2018 and 2017, respectively. The $554,381 increase in deferred income taxes is primarily due to the $1,850,000 lawsuit settlement payment during 2018 and the corresponding $388,500 increase in deferred tax expense.

Net Income Per Common Share Basic and Diluted

Net income was $3,864,517 ($0.50 per common share basic and diluted) and $2,056,174 ($0.26 per common share basic and diluted) for the nine months ended September 30, 2018 and 2017, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the period. The weighted average outstanding and subscribed common shares basic and diluted for both the nine months ended September 30, 2018 and 2017 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$16,095,222	$13,321,087	$2,774,135
Annuity operations	12,647,899	10,377,974	2,269,925
Corporate operations	346,865	280,664	66,201
Total	$29,089,986	$23,979,725	$5,110,261
Income before income taxes:
Life insurance operations	$605,498	$899,547	$(294,049)
Annuity operations	4,013,123	1,488,848	2,524,275
Corporate operations	301,874	187,965	113,909
Total	$4,920,495	$2,576,360	$2,344,135

Life Insurance Operations

The $2,774,135 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2018 is primarily due to the following:

●	$2,200,193 increase in premiums

●	$534,727 increase in net investment income

●	$38,569 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$646 increase in service fees and other income

The $294,049 decreased profitability from Life Insurance Operations for the nine months ended September 30, 2018 is primarily due to the following:

●	$1,223,164 increase in other underwriting, insurance and acquisition expenses

●	$950,817 increase in future policy benefits

●	$641,288 decrease in policy acquisition costs deferred net of amortization

●	$219,537 increase in death benefits

●	$109,598 increase in commissions

●	$646 increase in service fees and other income

●	$3,226 decrease in dividend, endowment and supplementary life contract benefits

●	$21,332 decrease in amortization of value of insurance business acquired

●	$38,569 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$51,662 decrease in surrenders

●	$534,727 increase in net investment income

●	$2,200,193 increase in premiums

Annuity Operations

The $2,269,925 increase in revenues from Annuity Operations for the nine months ended September 30, 2018 is due to the following:

●	$1,778,770 increase in net investment income

●	$290,051 increase in service fees and other income

●	$201,104 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $2,524,275 increased profitability from Annuity Operations for the nine months ended September 30, 2018 is due to the following:

●	$1,778,770 increase in net investment income

●	$787,629 decrease in commission

●	$783,002 decrease in other underwriting, insurance and acquisition expenses

●	$290,051 increase in service fees and other income

●	$201,104 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$21,333 decrease in amortization of value of insurance business acquired

●	$410,888 increase in interest credited to policyholders

●	$926,726 decrease in policy acquisition costs deferred net of amortization

Corporate Operations

The $66,201 increase in revenues from Corporate Operations for the nine months ended September 30, 2018 is primarily due to $91,090 of increased net investment income that exceeded $24,889 of decreased service fees and other income.

The $113,909 increased Corporate Operations profitability for the nine months ended September 30, 2018 is primarily due to $91,090 of increased net investment income and $47,708 of decreased operating expenses that exceeded $24,889 of decreased service fees and other income.

Consolidated Financial Condition

Our invested assets as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,551,407 and $143,621,947 as of September 30, 2018 and December 31, 2017, respectively)	$132,839,018	$149,683,139	$(16,844,121)
Available-for-sale preferred stock at fair value (cost: $99,945 as of September 30, 2018 and December 31, 2017)	98,180	100,720	(2,540)
Equity securities (available-for-sale 2017) at fair value (cost: $185,655 and $502,919 as of September 30, 2018 and December 31, 2017, respectively)	201,383	571,427	(370,044)
Mortgage loans on real estate	121,505,716	102,496,451	19,009,265
Investment real estate	2,442,440	2,382,966	59,474
Policy loans	1,755,270	1,660,175	95,095
Short-term investments	135,963	547,969	(412,006)
Other long-term investments	58,255,713	55,814,583	2,441,130
Total investments	$317,233,683	$313,257,430	$3,976,253

The $16,844,121 decrease and $18,731,633 increase in fixed maturity available-for-sale securities for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Fixed maturity securities, available-for-sale, beginning	$149,683,139	$129,311,155
Purchases	11,958,357	32,830,057
Unrealized appreciation (depreciation)	(7,773,581)	4,429,221
Net realized investment gains (losses)	244,930	(36,799)
Sales proceeds	(15,933,074)	(10,378,173)
Maturities	(4,876,000)	(6,762,000)
Transfer to other long-term investments	-	(729,737)
Premium amortization	(464,753)	(620,936)
Increase (decrease)	(16,844,121)	18,731,633
Fixed maturity securities, available-for-sale, ending	$132,839,018	$148,042,788

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions, asset-backed securities and foreign securities.

The $2,540 decrease and $5,660 increase in preferred stock available-for-sale for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Preferred stock, available-for-sale, beginning	$100,720	$96,360
Unrealized appreciation (depreciation)	(2,540)	5,660
Increase (decrease)	(2,540)	5,660
Preferred stock, available-for-sale, ending	$98,180	$102,020

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $370,044 decrease and $28,291 increase in equity securities for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Equity securities, beginning	$571,427	$542,047
Purchases	53,828	2,832
Sales proceeds	(361,947)	-
Joint venture distribution	(34,877)	-
Unrealized appreciation	-	25,459
Net realized investment gains sale of securities	25,732	-
Net realized investment losses, changes in fair value	(52,780)	-
Increase (decrease)	(370,044)	28,291
Equity securities, ending	$201,383	$570,338

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

The $19,009,265 and $28,641,729 increases in mortgage loans on real estate for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Mortgage loans on real estate, beginning	$102,496,451	$74,371,286
Purchases	47,077,889	44,857,137
Discount accretion	437,832	206,161
Payments	(28,034,586)	(16,129,739)
Foreclosed - transfer to real estate	(378,411)	(142,455)
Increase in allowance for bad debts	(61,083)	(105,024)
Amortization of loan origination fees	(32,376)	(44,351)
Increase	19,009,265	28,641,729
Mortgage loans on real estate, ending	$121,505,716	$103,013,015

The $59,474 increase and $152,362 decrease in investment real estate for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Investment real estate, beginning	$2,382,966	$2,506,673
Real estate acquired through mortgage loan foreclosure	378,411	142,455
Sales proceeds	(261,470)	(190,084)
Depreciation of building	(109,116)	(109,115)
Net realized investment gains	51,649	4,382
Increase (decrease)	59,474	(152,362)
Investment real estate, ending	$2,442,440	$2,354,311

The $2,441,130 and $10,886,532 increases in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Other long-term investments, beginning	$55,814,583	$46,788,873
Purchases	6,068,995	14,036,084
Transfer from fixed maturity available-for-sale securities	-	729,737
Accretion of discount	2,978,394	2,713,543
Net realized investment gains	-	62,275
Sales proceeds	-	(792,012)
Payments	(6,606,259)	(5,863,095)
Increase	2,441,130	10,886,532
Other long-term investments, ending	$58,255,713	$57,675,405

Our assets other than invested assets as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017

Cash and cash equivalents	$29,913,662	$31,496,159	$(1,582,497)
Accrued investment income	2,727,777	2,544,963	182,814
Recoverable from reinsurers	1,775,081	1,340,700	434,381
Assets held in trust under coinsurance agreement	15,831,355	-	15,831,355
Agents' balances and due premiums	1,517,547	1,485,305	32,242
Deferred policy acquisition costs	28,172,290	24,555,902	3,616,388
Value of insurance business acquired	5,271,221	5,526,645	(255,424)
Other assets	11,956,822	10,920,570	1,036,252
Assets other than investment assets	$97,165,755	$77,870,244	$19,295,511

The $1,582,497 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The increases in deferred policy acquisition costs for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Balance, beginning of year	$24,555,902	$18,191,990
Capitalization of commissions, sales and issue expenses	6,162,096	7,370,469
Amortization	(2,677,918)	(2,318,277)
Deferred acquisition costs allocated to investments	132,210	(79,810)

Balance, end of year	$28,172,290	$23,164,372

Our other assets as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017
Advances to mortgage loan originator	$4,662,791	$4,925,259	$(262,468)
Federal and state income taxes recoverable	4,043,054	2,504,494	1,538,560
Notes receivable	447,238	448,006	(768)
Accrual of mortgage loan and long-term investment payments due	1,978,500	2,516,490	(537,990)
Receivable for securities sold	550,000	364,611	185,389
Guaranty funds	77,440	73,151	4,289
Other receivables, prepaid assets and deposits	197,799	88,559	109,240
Total other assets	$11,956,822	$10,920,570	$1,036,252

There was a $1,538,560 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

As of September 30, 2018, the Company had $550,000 of security sales where the trade date and settlement date were in different financial reporting periods compared to $364,611 of security sales overlapping financial reporting periods as of December 31, 2017.

There was a $537,990 decrease in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in October 2018.

There was a $262,468 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The increase in other receivables, prepaid assets and deposits of $109,240 was due to a $125,000 deposit to acquire a Barbados, West Indies domiciled life insurance company that will soon be approved by local country regulators.

On April 15, 2018, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017

Policy liabilities
Policyholders' account balances	$294,738,874	$292,909,762	$1,829,112
Future policy benefits	54,316,902	49,663,099	4,653,803
Policy claims	1,030,040	1,148,513	(118,473)
Other policy liabilities	68,331	68,490	(159)
Total policy liabilities	350,154,147	343,789,864	6,364,283
Funds withheld under coinsurance agreement	18,720,257	-	18,720,257
Deferred federal income taxes	2,398,299	2,961,929	(563,630)
Other liabilities	4,034,342	3,123,702	910,640
Total liabilities	$375,307,045	$349,875,495	$25,431,550

The $1,829,112 and $46,782,199 increases in policyholders’ account balances for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Policyholders' account balances, beginning	$292,909,762	$245,346,489
Deposits	35,533,959	54,296,750
Withdrawals	(21,925,881)	(14,044,954)
Funds withheld under coinsurance agreement	(18,720,257)	-
Interest credited	6,941,291	6,530,403
Increase	1,829,112	46,782,199
Policyholders' account balances, ending	$294,738,874	$292,128,688

The $4,653,803 increase in future policy benefits during the nine months ended September 30, 2018 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $563,630 decrease in deferred federal income taxes during the nine months ended September 30, 2018 was due to $1,619,608 of decreased deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity and preferred stock available-for-sale and $1,055,978 of operating deferred federal tax expense.

Our other liabilities as of September 30, 2018 and December 31, 2017 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017
Suspense accounts payable	$2,921,812	$42,901	$2,878,911
Accounts payable	26,711	1,898,817	(1,872,106)
Accrued expenses payable	714,000	776,000	(62,000)
Payable for securities purchased	604,959	462,598	142,361
Guaranty fund assessments	43,000	43,000	-
Unearned investment income	73,703	62,326	11,377
Deferred revenue	21,661	29,784	(8,123)
Unclaimed funds	47,209	23,622	23,587
Other payables, withholdings and escrows	(418,713)	(215,346)	(203,367)
Total other liabilities	$4,034,342	$3,123,702	$910,640

The $2,878,911 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $1,872,106 decrease in accounts payable is primarily due to a payment of $1,850,000 to settle the FBLIC Decreasing Term to 95 lawsuit.

As of September 30, 2018, the Company had $604,959 of security purchases where the trade date and settlement date were in different financial reporting periods compared to $462,598 of security purchases overlapping financial reporting periods as of December 31, 2017.

The $203,367 decline in other payables, withholdings and escrows is primarily due to an increase in escrow amounts on purchased mortgage loans due from previous servicers.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2018, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2018, we had cash and cash equivalents totaling $29,913,662. As of September 30, 2018, cash and cash equivalents of $15,038,654 and $12,184,822, respectively, totaling $27,223,476 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $17,126,600 and $21,835,216 as of September 30, 2018 and December 31, 2017, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Through June 30, 2018, the Company had a $1.0 million line of credit with a bank executed in July 2017 to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through the maturity date of June 30, 2018.  Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year.  The Company did not utilize this line of credit during 2018 or 2017.

Our cash flows for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Net cash provided by (used in) by operating activities	$(6,096,691)	$414,471	$(6,511,162)
Net cash used in investing activities	(9,093,884)	(45,930,709)	36,836,825
Net cash provided by financing activities	13,608,078	40,251,796	(26,643,718)
Decrease in cash and cash equivalents	(1,582,497)	(5,264,442)	3,681,945
Cash and cash equivalents, beginning of period	31,496,159	34,223,945	(2,727,786)
Cash and cash equivalents, end of period	$29,913,662	$28,959,503	$954,159

The $6,096,691 cash used by operating activities and $414,471 cash provided by operating activities for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2018	2017	2018 less 2017
Premiums collected	$13,755,081	$11,582,534	$2,172,547
Net investment income collected	12,116,494	8,778,763	3,337,731
Service fees and other income collected	358,184	92,376	265,808
Death benefits paid	(4,516,669)	(3,613,141)	(903,528)
Surrenders paid	(666,128)	(717,790)	51,662
Dividends and endowments paid	(199,435)	(201,813)	2,378
Commissions paid	(5,988,077)	(6,824,917)	836,840
Other underwriting, insurance and acquisition expenses paid	(6,888,595)	(4,359,559)	(2,529,036)
Taxes paid	(1,538,560)	(739,692)	(798,868)
Decreased advances to mortgage loan originator	262,468	552,886	(290,418)
Increased (decreased) deposits of pending policy applications	2,878,911	(4,108,873)	6,987,784
Increased assets held in trust under coinsurance agreement	(15,831,355)	-	(15,831,355)
Decreased short-term investments	412,006	-	412,006
Increased policy loans	(95,095)	(28,655)	(66,440)
Increased deposits	(125,000)	-	(125,000)
Other	(30,921)	2,352	(33,273)
Cash provided by (used in) operating activities	$(6,096,691)	$414,471	$(6,511,162)

Please see the statements of cash flows for the nine months ended September 30, 2018 and 2017 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2018 and December 31, 2017 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2018	December 31, 2017	2018 less 2017

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2018 and December 31, 2017 and 7,802,593 outstanding as of September 30, 2018 and December 31, 2017)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of September 30, 2018 and December 31, 2017)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(1,331,860)	4,760,951	(6,092,811)
Accumulated earnings	12,553,100	8,620,075	3,933,025
Total shareholders' equity	$39,092,393	$41,252,179	$(2,159,786)

The decrease in shareholders’ equity of $2,159,786 for the nine months ended September 30, 2018 is due to $6,092,811 in other comprehensive loss that exceeded $3,864,517 in net income and a $68,508 cumulative-effect of adoption of accounting guidance for reporting changes in fair value of equity securities in net realized gains and losses instead of accumulated other comprehensive income.

Equity per common share outstanding decreased 5.3% from $5.29 per share as of December 31, 2017 to $5.01 per share as of September 30, 2018, based upon 7,802,593 common shares outstanding as of both September 30, 2018 and December 31, 2017.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($1,714,154) and $6,130,475 as of September 30, 2018 and December 31, 2017, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $7,531,191 in unrealized losses arising for the nine months ended September 30, 2018 has been offset by the cumulative effect adjustment for the adoption of accounting guidance for equity securities of $68,508 and 2018 net realized investment gains of $244,930 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $7,844,629.

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

As of September 30, 2018, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 12.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2018, the Company has outstanding advances to this loan originator totaling $4,662,792. The advances are secured by $5,403,030 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $837,208 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2018, $634,817 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2018, $430,885 of that escrow amount is available to the Company as additional collateral on $4,662,792 of advances to the loan originator. The remaining September 30, 2018 escrow amount of $203,932 is available to the Company as additional collateral on its investment of $40,786,373 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2018 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the September 30, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class were cancelled.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 13, 2018	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 13, 2018	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer