Form 10-K
period 2018-12-31
First Trinity Financial CORP
filed 2019-03-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 11, 2019: 7,802,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2019 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

TABLE OF CONTENTS

Part I

Item 1.	Business	4
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 8.	Financial Statements	38
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	83

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accounting Fees and Services	83
Item 15.	Exhibits	83
Signatures		84
Exhibit Index		85

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

TLIC is licensed in the states of Illinois, Kansas, Kentucky, Montana, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2018, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012.

During 2012, 2013, 2014 and 2015, the Company repurchased 247,580 shares of its common stock at a total cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s current Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

Please see below and Note 11 to the Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017 for additional information regarding segment information.

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

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC markets its products through independent agents. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC and TLIC were licensed in Montana.

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2018 and 2017, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2018
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$359,367	1.91%	$50,800	0.09%
Arizona	100,989	0.54%	177,560	0.33%
Arkansas	256,591	1.36%	205,795	0.38%
Colorado	582,423	3.09%	343,234	0.63%
Georgia	630,534	3.35%	695,687	1.28%
Illinois	1,623,150	8.62%	1,644,945	3.01%
Indiana	768,182	4.08%	496,481	0.91%
Kansas	2,253,023	11.96%	1,976,325	3.62%
Kentucky	603,186	3.20%	231,112	0.42%
Louisiana	573,141	3.04%	160,132	0.29%
Michigan	364,120	1.93%	1,201,305	2.20%
Mississippi	154,593	0.82%	227,978	0.42%
Missouri	750,749	3.98%	673,760	1.23%
Nebraska	212,891	1.13%	1,564,585	2.87%
New Mexico	14,394	0.08%	368,394	0.68%
North Carolina	1,407,279	7.47%	422,725	0.77%
North Dakota	98,125	0.52%	13,311,590	24.40%
Ohio	2,360,144	12.53%	699,796	1.28%
Oklahoma	1,285,488	6.82%	1,179,828	2.16%
Pennsylvania	629,500	3.34%	2,618,266	4.80%
Tennessee	339,087	1.80%	414,392	0.76%
Texas	2,952,455	15.67%	24,492,681	44.90%
Virginia	310,985	1.65%	50,000	0.09%
All other states	209,252	1.11%	1,352,730	2.48%
Total direct collected premiums and considerations	$18,839,648	100.00%	$54,560,101	100.00%

	Year Ended December 31, 2017
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$219,135	1.36%	$141,926	0.25%
Arizona	61,364	0.38%	401,702	0.72%
Arkansas	238,372	1.48%	406,520	0.72%
Colorado	459,708	2.85%	38,387	0.07%
Georgia	474,792	2.94%	534,626	0.95%
Illinois	1,441,519	8.94%	719,662	1.28%
Indiana	534,599	3.32%	59,299	0.11%
Kansas	2,236,609	13.87%	1,796,931	3.20%
Kentucky	530,972	3.29%	82,408	0.15%
Louisiana	433,371	2.69%	-	0.00%
Michigan	263,984	1.64%	2,381,477	4.24%
Mississippi	143,635	0.89%	76,032	0.14%
Missouri	820,326	5.09%	195,035	0.35%
Nebraska	217,740	1.35%	802,251	1.43%
New Mexico	11,882	0.07%	520	0.01%
North Carolina	966,643	5.99%	149,092	0.27%
North Dakota	108,810	0.67%	18,239,925	32.49%
Ohio	2,003,162	12.42%	1,431,925	2.55%
Oklahoma	1,484,722	9.21%	1,922,469	3.42%
Pennsylvania	422,290	2.62%	1,762,619	3.14%
Tennessee	269,038	1.67%	2,290,127	4.08%
Texas	2,406,525	14.93%	21,532,935	38.35%
Virginia	195,474	1.21%	40,017	0.07%
All other states	181,239	1.12%	1,126,501	2.01%
Total direct collected premiums and considerations	$16,125,911	100.00%	$56,132,386	100.00%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TLIC reinsures all amounts of risk on any one life in excess of $100,000 for individual life insurance with IHLIC, Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”).

The Company also assumes reinsurance under various agreements allowing management to increase growth in assets and profitability. TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $100,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large amounts of risk. FBLIC reinsures initial amounts of risk on any one life in excess of $100,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsure its accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

Coinsurance

Effective January 1, 2018, TLIC entered into an annuity coinsurance agreement with an offshore annuity and life insurance company whereby 90% of TLIC’s annuity considerations originated after December 31, 2017 were ceded to the assuming company. The assuming company contractually reimburses TLIC for the related commissions, withdrawals, settlements, interest credited, submission costs, maintenance costs, marketing costs, excise taxes and other costs plus a placement fee.

In accordance with this annuity coinsurance agreement, TLIC holds assets and recognizes a funds withheld liability for the benefit of the assuming company in an amount at least equal to the annuity reserves in accordance with U.S. statutory accounting principles generated by this ceded business with a corresponding funds withheld liability recorded. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the required annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

 Competition

The U.S. life insurance industry is a mature industry that has experienced little to no growth. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. In addition, legislation became effective in the United States that permits commercial banks, insurance companies and investment banks to combine. These factors have increased competitive pressures in general.

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,073,443 in 2019 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $988,218 in 2019 without prior approval. FBLIC paid a dividend of $760,347 to TLIC in 2018 but none in 2017. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 11, 2019, the Company had twelve full-time employees and one part-time employee.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017, $8,805 from October 1, 2017 through September 30, 2018 and $8,920 from October 1, 2018 through September 30, 2019 with an increase of two percent for the period from October 1, 2019 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $97,063 and $92,041 for the years ended December 31, 2018 and 2017, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $10,830 and $14,491 for the years ended December 31, 2018 and 2017, respectively. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $108,304 and $82,446 for the years 2019 and 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land. TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,696 for 2015, 2016, 2017 and 2018.

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

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments were $18,299 from July 1, 2016 through May 31, 2017, $18,376 from June 1, 2017 through May 31, 2018 and are $18,508 from June 1, 2018 through May 31, 2021.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through August 31, 2017, $4,263 from September 1, 2017 through August 31, 2018 and $4,293 from September 1, 2018 through December 31, 2018.

The future minimum lease payments to be received under the non-cancellable lease agreements are $222,100, $222,100 and $92,542 for the years 2019 through 2021, respectively.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2018 and 2017 the Company foreclosed on residential mortgage loans of real estate totaling $467,593 and $207,482, respectively, and transferred those properties to investment real estate held for sale. The Company’s policy is to reduce the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

During 2018, the Company sold investment real estate property with an aggregate carrying value of $313,040. The Company recorded a gross realized investment gain on sale of $51,649 based on an aggregate sales price of $364,689. During 2017, the Company sold investment real estate property with an aggregate carrying value of $185,701. The Company recorded a gross realized investment gain on sale of $4,382 based on an aggregate sales price of $190,083.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the December 31, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

Prior to being acquired by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a non-guaranteed dividend for the Decreasing Term to 95 policies since that group of policies was not producing a positive divisible surplus to allow the payment of a non-guaranteed dividend.

On November 22, 2013, a lawsuit was filed in the Circuit Court of Greene County, Missouri asserting claims by two individuals and a class of Missouri residents against FBLIC relating to this decision to not pay a non-guaranteed dividend. A trial was held November 27, 2017 through December 1, 2017 regarding those class and individual claims. During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class were cancelled.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(b)	Holders

As of March 11, 2019, there were approximately 4,500 shareholders of the Company’s outstanding common stock.

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

On January 10, 2011, the Company’s Board of Directors approved a 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold. The dividend was payable to the holders of shares of the Corporation as of March 10, 2011. Fractional shares were rounded to the nearest whole number of shares. The Company issued 323,777 shares in connection with the stock dividend.

On January 11, 2012, the Company’s Board of Directors approved another 5% share dividend by which shareholders received a share of common stock for each 20 shares of common stock of the Company they hold. The dividend was payable to the holders of shares of the Corporation as of March 10, 2012. Fractional shares were rounded to the nearest whole number of shares. The Company issued 378,908 shares in connection with the stock dividend.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

There are no plans under which equity securities are authorized for issuance.

(e)	Performance Graph – Not Required

(f)	Purchases of Equity Securities by Issuer

During 2012, 2013, 2014 and 2015, the Company repurchased 247,580 shares of its common stock at a total cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s current Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuity contracts in niche markets. We are no longer operating a premium finance company that financed casualty insurance premiums. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense and term products and annuity contracts to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents. In 2018, TLIC was licensed in Montana.

With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC was licensed in Montana.

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

In late April 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839, assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923.

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

Investments in Fixed Maturity Securities

We hold fixed maturity interests in a variety of companies. We continuously evaluate all of our fixed maturity investments based on current economic conditions, credit loss experience and other developments. We evaluate the difference between the amortized cost and estimated fair value of our fixed maturity investments to determine whether any decline in fair value is other-than-temporary in nature. This determination involves a degree of uncertainty. If a decline in the fair value of a fixed maturity security is determined to be temporary, the decline is recognized in other comprehensive income (loss) within shareholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, we then determine the proper treatment for the other-than-temporary impairment.

For fixed maturity securities, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.

The assessment of whether a decline in fair value is considered temporary or other-than-temporary includes management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. Future adverse changes in market conditions, poor operating results of underlying fixed maturity investments and defaults on interest and principal payments could result in losses or an inability to recover the current carrying value of the fixed maturity investments, thereby possibly requiring an impairment charge in the future.

In addition, if a change occurs in our intent to sell temporarily impaired fixed maturity securities prior to maturity or recovery in value, or if it becomes more likely than not that we will be required to sell such securities prior to recovery in value or maturity, a future impairment charge could result. If an other-than-temporary impairment related to a credit loss occurs with respect to a fixed maturity security, we amortize the reduced book value back to the security’s expected recovery value over the remaining term of the fixed maturity investment. We continue to review the fixed maturity security for further impairment that would prompt another write-down in the book value.

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

We consider mortgage loans on real estate impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Impairment is measured on a loan-by-loan basis. Factors that we consider in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

As of December 31, 2018 and 2017, there was $3,554,008 and $3,213,233, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $281,649 in 2019, $259,735 in 2020, $239,257 in 2021, $221,542 in 2022 and $212,645 in 2023.

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

Estimating liabilities for our long-duration insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

Since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance in 2018 did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

This guidance was effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance were applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The adoption of this guidance in 2018 did not have a material effect on the Company’s result of operations, financial position or liquidity.

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

In December 2018, the FASB issued additional guidance (Accounting Standards Update 2018-20) that permits an accounting policy election for lessors to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. A lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration of the contract all collections from lessees of certain sales taxes and other similar taxes and to provide certain disclosures.

The Company will adopt this guidance in first quarter 2019. The adoption of this guidance in 2019 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

In November 2018, the FASB issued updated guidance (Accounting Standards Update 2018-19) to emphasize improvements related to the measurement of credit losses on financial statements to increase awareness of the amendments to scope and transition and effective date requirements.

The original and updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were to be adopted in the current accounting period. The Company will adopt this guidance in 2020. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance was effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance in 2018 did not have a material effect on the Company’s cash flows statement.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In November 2016, the FASB issued specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Business Combinations – Clarifying the Definition of a Business

In January 2017, the FASB issued guidance to clarify the definition of a business to assist reporting entities in evaluating whether transactions should be accounted for as an acquisition or disposal of assets or businesses. This update provides a screen to determine when an integrated set of assets or activities is not a business and the requirements to be met to be considered a business. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted in certain situations.  The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

The update is to be applied prospectively to an award modified on or after the adoption date. Early adoption was permitted. The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act of 2017 related to items remaining in accumulated other comprehensive income are recognized or at the beginning of the period of adoption. Early adoption was permitted and the Company adopted the updated guidance effective December 31, 2017. The adoption of this guidance in 2017 did not have a material effect on the Company’s result of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The updated guidance is effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2021 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued amendments to modify the disclosure requirements related to fair value measurements including the consideration of costs and benefits of producing the modified disclosures. The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until their effective date. The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

Please see below and Note 11 to the Consolidated Financial Statements as of and for the years ended December 31, 2018 and 2017 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2018 and 2017

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Premiums	$18,822,517	$15,855,686	$2,966,831
Net investment income	19,609,386	16,710,408	2,898,978
Net realized investment gains	266,498	271,470	(4,972)
Loss on other-than-temporary impairments	-	(224,250)	224,250
Service fees	465,528	14,347	451,181
Other income	77,166	102,176	(25,010)
Total revenues	39,241,095	32,729,837	6,511,258
Benefits and claims	22,455,883	19,868,790	2,587,093
Expenses	10,180,945	10,518,164	(337,219)
Total benefits, claims and expenses	32,636,828	30,386,954	2,249,874
Income before federal income tax expense	6,604,267	2,342,883	4,261,384
Federal income tax expense	1,462,121	1,373,519	88,602
Net income	$5,142,146	$969,364	$4,172,782
Net income per common share basic and diluted	$0.66	$0.12	$0.54

Consolidated Condensed Financial Position as of December 31, 2018 and 2017

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017

Investment assets	$325,844,275	$313,257,430	$12,586,845
Other assets	107,662,575	77,870,244	29,792,331
Total assets	$433,506,850	$391,127,674	$42,379,176

Policy liabilities	$354,604,734	$343,789,864	$10,814,870
Funds withheld under coinsurance agreement	29,285,119	-	29,285,119
Deferred federal income taxes	2,373,478	2,961,929	(588,451)
Other liabilities	8,118,268	3,123,702	4,994,566
Total liabilities	394,381,599	349,875,495	44,506,104
Shareholders' equity	39,125,251	41,252,179	(2,126,928)
Total liabilities and shareholders' equity	$433,506,850	$391,127,674	$42,379,176

Shareholders' equity per common share	$5.01	$5.29	$(0.28)

Results of Operations – Years Ended December 31, 2018 and 2017

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Premiums	$18,822,517	$15,855,686	$2,966,831
Net investment income	19,609,386	16,710,408	2,898,978
Net realized investment gains	266,498	271,470	(4,972)
Loss on other-than-temporary impairments	-	(224,250)	224,250
Service fees	465,528	14,347	451,181
Other income	77,166	102,176	(25,010)
Total revenues	$39,241,095	$32,729,837	$6,511,258

The $6,511,258 increase in total revenues for the year ended December 31, 2018 is discussed below.

Premiums

Our premiums for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Ordinary life first year	$406,793	$171,220	$235,573
Ordinary life renewal	2,094,982	2,292,825	(197,843)
Final expense first year	4,498,389	4,694,380	(195,991)
Final expense renewal	11,736,143	8,658,393	3,077,750
Supplementary contracts with life contingencies	86,210	38,868	47,342
Total premiums	$18,822,517	$15,855,686	$2,966,831

The $2,966,831 increase in premiums for the year ended December 31, 2018 is primarily due to a $3,077,750 increase in final expense renewal premiums and a $235,573 increase in ordinary life first year premiums that exceeded a $197,843 decrease in ordinary life renewal premiums and a $195,991 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premium reflects increased competition. Our marketing efforts are focused on final expense and annuity production. The increase in ordinary life first year premiums reflects ordinary life insurance sold in the international market that the Company started assuming in fourth quarter 2018.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities	$6,278,105	$6,504,233	$(226,128)
Preferred stock and equity securities	83,263	20,167	63,096
Other long-term investments	3,992,882	3,645,043	347,839
Mortgage loans	11,079,802	8,364,448	2,715,354
Policy loans	122,587	114,246	8,341
Real estate	376,599	375,369	1,230
Short-term and other investments	233,366	141,259	92,107
Gross investment income	22,166,604	19,164,765	3,001,839
Investment expenses	(2,557,218)	(2,454,357)	102,861
Net investment income	$19,609,386	$16,710,408	$2,898,978

The $3,001,839 increase in gross investment income for the year ended December 31, 2018 is primarily due to increases in investments in mortgage loans and other long-term investments that exceeded decreases in fixed maturity securities. In the twelve months since December 31, 2017, we have increased investments in mortgage loans on real estate by $27.6 million and other long-term investments by $3.4 million while fixed maturity securities have decreased by $18.5 million.

The $102,861 increase in investment expense is primarily related to increased production of investments in mortgage loans on real estate.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities, equity securities, investment real estate, other long-term investments and changes in the fair value of equity securities.

Our net realized investment gains for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Fixed maturity securities available-for-sale:
Sale proceeds	$22,037,796	$20,230,756	$1,807,040
Amortized cost at sale date	21,791,718	20,025,943	1,765,775
Net realized gains	$246,078	$204,813	$41,265
Equity securities at fair value:
Sale proceeds	$361,947	$-	$361,947
Cost at sale date	336,214	-	336,214
Net realized gains	$25,733	$-	$25,733
Investment real estate:
Sale proceeds	$364,689	$190,083	$174,606
Carrying value at sale date	313,040	185,701	127,339
Net realized gains	$51,649	$4,382	$47,267
Other long-term investments
Sale proceeds	$-	$792,012	$(792,012)
Carrying value at sale date	-	729,737	(729,737)
Net realized gains	$-	$62,275	$(62,275)

Equity securities, changes in fair value	$(56,962)	$-	$(56,962)

Net realized investment gains	$266,498	$271,470	$(4,972)

Loss on Other-Than-Temporary Impairments

The Company has recorded other-than-temporary impairments on its available-for-sale fixed maturity investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2018.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Benefits and claims
Increase in future policy benefits	$6,634,114	$5,402,902	$1,231,212
Death benefits	5,345,707	4,463,854	881,853
Surrenders	913,977	878,361	35,616
Interest credited to policyholders	9,282,425	8,840,019	442,406
Dividend, endowment and supplementary life contract benefits	279,660	283,654	(3,994)
Total benefits and claims	22,455,883	19,868,790	2,587,093

Expenses
Policy acquisition costs deferred	(8,527,380)	(9,321,726)	794,346
Amortization of deferred policy acquisition costs	3,515,624	2,870,412	645,212
Amortization of value of insurance business acquired	340,775	382,190	(41,415)
Commissions	8,228,279	8,585,278	(356,999)
Other underwriting, insurance and acquisition expenses	6,623,647	8,002,010	(1,378,363)
Total expenses	10,180,945	10,518,164	(337,219)
Total benefits, claims and expenses	$32,636,828	$30,386,954	$2,249,874

The $2,249,874 increase in total benefits, claims and expenses for the year ended December 31, 2018 is discussed below.

Benefits and Claims

The $2,587,093 increase in total benefits and claims for the year ended December 31, 2018 is primarily due to the following:

●	$1,231,212 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$881,853 increase in death benefits is primarily due to approximately $937,000 of increased final expense settlements and $268,000 of decreased ceded claims that exceeded $346,000 of decreased ordinary life settlements. The increase in final expense incurred claims is expected by the Company due to the continued growth in the number and amount of final expense policies in force.

●

$442,406 increase in interest credited to policyholders is primarily due to an increase of approximately $4.3 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since December 31, 2017.

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

For the years ended December 31, 2018 and 2017, capitalized costs were $8,527,380 and $9,321,726, respectively. During 2018, $7,505,616 of commissions (91.2% of total 2018 commissions of $8,228,279) and $1,021,764 of expenses (15.4% of total 2018 other underwriting, insurance and acquisition expenses of $6,623,647) were eligible for deferral and were capitalized. During 2017, $8,009,758 of commissions (93.3% of total 2017 commissions of $8,585,278) and $1,311,968 of expenses (16.4% of total 2017 other underwriting, insurance and acquisition expenses of $8,002,010) were eligible for deferral and were capitalized. The $794,346 decrease in the 2018 acquisition costs deferred primarily relates to decreased final expense and annuity production and deferral and capitalization of the decreased eligible commissions and expenses.

Amortization of deferred policy acquisition costs for the years ended December 31, 2018 and 2017 were $3,515,624 and $2,870,412, respectively. The $645,212 increase in the 2018 amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies and annuity contracts in force and lapsation of ordinary life policies reflected by increased death benefits, surrenders and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $340,775 and $382,190 for the years ended December 31, 2018 and 2017, respectively.

Commissions

Our commissions for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Annuity	$1,221,517	$1,912,429	$(690,912)
Ordinary life first year	406,707	151,739	254,968
Ordinary life renewal	61,268	81,295	(20,027)
Final expense first year	5,385,178	5,612,755	(227,577)
Final expense renewal	1,153,609	827,060	326,549
Total commissions	$8,228,279	$8,585,278	$(356,999)

The $356,999 decrease in commissions for the year ended December 31, 2018 is primarily due to a $690,912 decrease in annuity commissions (due to a $31.9 million decline in annuity considerations net of coinsurance) and a $227,577 decrease in final expense first year commissions (due to $195,991 decline in final expense first year premiums) that exceeded a $326,549 increase in final expense renewal commissions (due to $3,077,750 increase in final expense renewal premiums) and a $254,968 increase in ordinary life first year commissions (due to $235,573 increase in ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $1,378,363 decrease in other underwriting, insurance and acquisition expenses for the year ended December 31, 2018 was primarily related to the $1.85 million settlement of the Decreasing Term to 95 lawsuit in 2017 that exceeded an increase in 2018 expenses for the use of consultants for the international business initiative and an increase in third party administration fees primarily related to the increased number of policies in force and increased service requests less decreased 2018 legal fees.

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

For the years ended December 31, 2018 and 2017, current income tax expense was $100,075 and $105,696, respectively. Deferred federal income tax expense was $1,362,046 and $1,267,823 for the years ended December 31, 2018 and 2017, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $5,142,146 ($0.66 per common share basic and diluted) and $969,364 ($0.12 per common share basic and diluted) for the years ended December 31, 2018 and 2017, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2018 and 2017.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income (loss) before federal income taxes from our business segments for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Revenues:
Life insurance operations	$21,985,441	$18,308,660	$3,676,781
Annuity operations	16,739,274	14,061,953	2,677,321
Corporate operations	516,380	359,224	157,156
Total	$39,241,095	$32,729,837	$6,511,258
Income before federal income taxes:
Life insurance operations	$780,362	$(207,655)	$988,017
Annuity operations	5,369,900	2,280,615	3,089,285
Corporate operations	454,005	269,923	184,082
Total	$6,604,267	$2,342,883	$4,261,384

Life Insurance Operations

The $3,676,781 increase in revenues from Life Insurance Operations for the year ended December 31, 2018 is primarily due to the following:

●	$2,966,831 increase in premiums

●	$678,154 increase in net investment income

●	$36,160 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$4,364 decrease in other income

The $988,017 increased profitability from Life Insurance Operations for the year ended December 31, 2018 is primarily due to the following:

●	$2,966,831 increase in premiums

●	$678,154 increase in net investment income

●	$520,486 decrease in other underwriting, insurance and acquisition expenses

●	$36,160 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$20,707 decrease in amortization of value of insurance business acquired

●	$3,994 decrease in dividend, endowment and supplementary life contract benefits

●	$4,364 decrease in other income

●	$35,616 increase in surrenders

●	$333,913 increase in commissions

●	$751,357 decrease in policy acquisition costs deferred net of amortization

●	$881,853 increase in death benefits

●	$1,231,212 increase in future policy benefits

Annuity Operations

The $2,677,321 increase in revenues from Annuity Operations for the year ended December 31, 2018 is due to the following:

●	$2,028,675 increase in net investment income

●	$465,528 increase in service fees and other income

●	$183,118 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

The $3,089,285 increased profitability from Annuity Operations for the year ended December 31, 2018 is due to the following:

●	$2,028,675 increase in net investment income

●	$830,951 decrease in other underwriting, insurance and acquisition expenses

●	$690,912 decrease in commissions

●	$465,528 increase in service fees and other income

●	$183,118 increase in net realized investment gains (that also includes a loss on other-than-temporary impairment)

●	$20,708 decrease in amortization of value of insurance business acquired

●	$442,406 increase in interest credited to policyholders

●	$688,201 decrease in policy acquisition costs deferred net of amortization

Corporate Operations

The $157,156 increase in revenues from Corporate Operations for the year ended December 31, 2018 is primarily due to $192,149 of increased net investment income that exceeded $34,993 of decreased other income.

The $184,082 increase in Corporate Operations profitability for the year ended December 31, 2018 is primarily due to $192,149 of increased net investment income and $26,926 of decreased operating expenses that exceeded $34,993 of decreased other income.

Consolidated Financial Condition

Our invested assets as of December 31, 2018 and 2017 are summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,414,517 and $143,621,947 as of December 31, 2018 and 2017, respectively)	$131,152,199	$149,683,139	$(18,530,940)
Available-for-sale preferred stock at fair value (cost: $99,945 as of December 31, 2018 and 2017)	90,580	100,720	(10,140)
Equity securities (available-for-sale in 2017) at fair value (cost: $187,122 and $502,919 as of December 31, 2018 and 2017, respectively)	198,668	571,427	(372,759)
Mortgage loans on real estate	130,049,610	102,496,451	27,553,159
Investment real estate	2,392,031	2,382,966	9,065
Policy loans	1,809,339	1,660,175	149,164
Short-term investments	896,371	547,969	348,402
Other long-term investments	59,255,477	55,814,583	3,440,894
Total investments	$325,844,275	$313,257,430	$12,586,845

The $18,530,940 decrease and $20,371,984 increase in fixed maturity available-for-sale securities for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Fixed maturity securities, available-for-sale, beginning	$149,683,139	$129,311,155
Purchases	13,191,134	37,095,248
Unrealized appreciation (depreciation)	(9,323,510)	5,060,303
Net realized investment gains (losses)	246,078	(19,437)
Sales proceeds	(16,961,796)	(12,389,756)
Maturities	(5,076,000)	(7,841,000)
Transfer to other long-term investments	-	(729,737)
Premium amortization	(606,846)	(803,637)
Increase (decrease)	(18,530,940)	20,371,984
Fixed maturity securities, available-for-sale, ending	$131,152,199	$149,683,139

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

The $10,140 decrease and $4,360 increase in preferred stock available-for-sale for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Preferred stock, available-for-sale, beginning	$100,720	$96,360
Unrealized appreciation (depreciation)	(10,140)	4,360
Increase (decrease)	(10,140)	4,360
Preferred stock, available-for-sale, ending	$90,580	$100,720

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).”

The $372,759 decrease and $29,380 increase in equity securities available-for-sale for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Equity securities, available-for-sale, beginning	$571,427	$542,047
Purchases	76,127	3,465
Sales proceeds	(361,947)	-
Joint venture distribution	(55,710)	-
Unrealized appreciation	-	25,915
Net realized investment gains, sale of securities	25,733	-
Net realized investment losses, changes in fair value	(56,962)	-
Increase (decrease)	(372,759)	29,380
Equity securities, available-for-sale, ending	$198,668	$571,427

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

The $27,553,159 and $28,125,165 increases in mortgage loans on real estate for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Mortgage loans on real estate, beginning	$102,496,451	$74,371,286
Purchases	63,066,644	53,913,277
Capitalization of loan origination fees	-	-
Discount accretion	536,331	252,903
Payments	(35,461,456)	(25,670,590)
Foreclosed - transferred to real estate	(467,593)	(207,482)
Increase in allowance for bad debts	(81,351)	(98,388)
Amortization of loan origination fees	(39,416)	(64,555)
Increase	27,553,159	28,125,165
Mortgage loans on real estate, ending	$130,049,610	$102,496,451

The $9,065 increase and $123,707 decrease in investment real estate for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Investment real estate, beginning	$2,382,966	$2,506,673
Real estate acquired through mortgage loan foreclosure	467,593	207,482
Sales proceeds	(364,689)	(190,083)
Depreciation of building	(145,488)	(145,488)
Net realized investment gains	51,649	4,382
Increase (decrease)	9,065	(123,707)
Investment real estate, ending	$2,392,031	$2,382,966

The $3,440,894 and $9,025,710 increases in other long-term investments (comprised primarily of lottery receivables) for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Other long-term investments, beginning	$55,814,583	$46,788,873
Purchases	9,143,277	14,036,082
Transfer from fixed maturity available for-sale securities	-	729,737
Accretion of discount	3,998,117	3,652,776
Net realized investment gains	-	62,275
Sales proceeds	-	(792,012)
Payments	(9,700,500)	(8,663,148)
Increase	3,440,894	9,025,710
Other long-term investments, ending	$59,255,477	$55,814,583

The $348,402 increase in short-term investments is due to management’s decision to increase our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2018 and 2017 are summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 to 2017

Cash and cash equivalents	$29,665,605	$31,496,159	$(1,830,554)
Accrued investment income	2,672,978	2,544,963	128,015
Recoverable from reinsurers	2,323,157	1,340,700	982,457
Assets held in trust under coinsurance agreement	25,494,700	-	25,494,700
Agents' balances and due premiums	1,418,916	1,485,305	(66,389)
Deferred policy acquisition costs	29,681,737	24,555,902	5,125,835
Value of insurance business acquired	5,185,870	5,526,645	(340,775)
Other assets	11,219,612	10,920,570	299,042
Assets other than investment assets	$107,662,575	$77,870,244	$29,792,331

The $1,830,554 decrease in cash and cash equivalents for the year ended December 31, 2018 and the corresponding amount for the year ended December 31, 2017 are summarized in the Company’s consolidated statements of cash flows.

The increase in deferred policy acquisition costs for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$24,555,902	$18,191,990
Capitalization of commissions, sales and issue expenses	8,527,380	9,321,726
Amortization	(3,515,624)	(2,870,412)
Deferred acquisition costs allocated to investments	114,079	(87,402)
Balance, end of year	$29,681,737	$24,555,902

Our other assets as of December 31, 2018 and December 31, 2017 are summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017
Advances to mortgage loan originator	$4,942,870	$4,925,259	$17,611
Federal and state income taxes recoverable	4,492,793	2,504,494	1,988,299
Notes receivable	446,978	448,006	(1,028)
Accrual of mortgage loan and long-term investment payments due	1,045,634	2,516,490	(1,470,856)
Receivable for securities sold	33,600	364,611	(331,011)
Guaranty funds	69,740	73,151	(3,411)
Other receivables, prepaid assets and deposits	187,997	88,559	99,438
Total other assets	$11,219,612	$10,920,570	$299,042

There was a $1,988,299 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

As of December 31, 2018, the Company had $33,600 of security sales where the trade date and settlement date were in different financial reporting periods compared to $364,611 of security sales overlapping financial reporting periods as of December 31, 2017.

There was a $1,470,856 decrease in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by third party servicers. Those cash payments were received in January 2019.

The increase in other receivables, prepaid assets and deposits of $99,438 was primarily due to a $125,000 deposit to acquire a Barbados, West Indies domiciled life insurance company that will soon be approved by local country regulators.

On April 15, 2018, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan also has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of December 31, 2018 and 2017 are summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017

Policy liabilities
Policyholders' account balances	$297,168,411	$292,909,762	$4,258,649
Future policy benefits	56,261,507	49,663,099	6,598,408
Policy claims	1,102,257	1,148,513	(46,256)
Other policy liabilities	72,559	68,490	4,069
Total policy liabilities	354,604,734	343,789,864	10,814,870
Funds withheld under coinsurance agreement	29,285,119	-	29,285,119
Deferred federal income taxes	2,373,478	2,961,929	(588,451)
Other liabilities	8,118,268	3,123,702	4,994,566
Total liabilities	$394,381,599	$349,875,495	$44,506,104

The $4,258,649 and $47,563,273 increases in policyholders’ account balances for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,
	2018	2017
Policyholders' account balances, beginning	$292,909,762	$245,346,489
Deposits	54,957,500	56,666,113
Withdrawals	(30,696,157)	(17,942,859)
Funds withheld under coinsurance agreement	(29,285,119)	-
Interest credited	9,282,425	8,840,019
Increase	4,258,649	47,563,273
Policyholders' account balances, ending	$297,168,411	$292,909,762

The $6,598,408 increase in future policy benefits during the year ended December 31, 2018 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $588,451 decrease in deferred federal income taxes during the year ended December 31, 2018 was due to $1,950,497 of decreased deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity and preferred stock available-for-sale and $1,362,046 of operating deferred federal tax expense.

Our other liabilities as of December 31, 2018 and December 31, 2017 are summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017
Suspense accounts payable	$7,379,975	$42,901	$7,337,074
Accounts payable	47,309	1,898,817	(1,851,508)
Accrued expenses payable	668,000	776,000	(108,000)
Payable for securities purchased	393,762	462,598	(68,836)
Guaranty fund assessments	35,000	43,000	(8,000)
Unearned investment income	71,234	62,326	8,908
Deferred revenue	18,953	29,784	(10,831)
Unclaimed funds	39,325	23,622	15,703
Other payables, withholdings and escrows	(535,290)	(215,346)	(319,944)
Total other liabilities	$8,118,268	$3,123,702	$4,994,566

The $7,337,074 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $1,851,508 decrease in accounts payable is primarily due to a payment of $1,850,000 to settle the FBLIC Decreasing Term to 95 lawsuit.

As of December 31, 2018, the Company had $393,762 of security purchases where the trade date and settlement date were in different financial reporting periods compared to $462,598 of security purchases overlapping financial reporting periods as of December 31, 2017.

The $319,944 decline in other payables, withholdings and escrows is primarily due to an increase in escrow amounts on purchased mortgage loans due from previous servicers.

The $108,000 decrease in accrued expenses is primarily due to a decrease in the FBLIC Term to 95 lawsuit legal fees accrued in 2017.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2018, we have received $27,119,480 from the sale of our shares.

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

During 2012, 2013, 2014 and 2015, the Company repurchased 247,580 shares of its common stock at a total cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s current Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of December 31, 2018, we had cash and cash equivalents totaling $29,665,605. As of December 31, 2018, cash and cash equivalents of $13,669,115 and $13,744,984, respectively, totaling $27,414,099 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,073,443 in 2019 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $988,218 in 2019 without prior approval. FBLIC paid dividends of $760,347 to TLIC in 2018 but none in 2017. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $14,663,402 and $21,835,216 as of December 31, 2018 and December 31, 2017, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.

Our cash flows for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Net cash provided by (used in) operating activities	$(8,858,987)	$1,898,407	$(10,757,394)
Net cash used in investing activities	(17,232,910)	(43,349,447)	26,116,537
Net cash provided by financing activities	24,261,343	38,723,254	(14,461,911)
Decrease in cash	(1,830,554)	(2,727,786)	897,232
Cash and cash equivalents, beginning of period	31,496,159	34,223,945	(2,727,786)
Cash and cash equivalents, end of period	$29,665,605	$31,496,159	$(1,830,554)

The $8,858,987 cash used in operating activities and $1,898,407 cash provided by operating activities for the years ended December 31, 2018 and 2017, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2018	2017	2018 less 2017
Premiums collected	$18,843,535	$15,861,633	$2,981,902
Net investment income collected	17,033,536	11,249,130	5,784,406
Service fees and other income collected	542,694	116,523	426,171
Death benefits paid	(6,374,420)	(4,394,917)	(1,979,503)
Surrenders paid	(913,977)	(878,361)	(35,616)
Dividends and endowments paid	(282,029)	(285,378)	3,349
Commissions paid	(8,176,470)	(8,656,921)	480,451
Other underwriting, insurance and acquisition expenses paid	(8,609,969)	(5,747,916)	(2,862,053)
Taxes paid	(2,088,374)	(389,622)	(1,698,752)
Increased (decreased) advances to mortgage loan originator	(17,611)	282,121	(299,732)
Increased (decreased) deposits of pending policy applications	7,337,074	(4,641,825)	11,978,899
Increased assets held in trust under coinsurance agreement	(25,494,700)	-	(25,494,700)
Increased short-term investments	(348,402)	(547,969)	199,567
Increased policy loans	(149,164)	(62,059)	(87,105)
Increased deposits	(125,000)	-	(125,000)
Other	(35,710)	(6,032)	(29,678)
Increase in cash provided by (used in) operating activities	$(8,858,987)	$1,898,407	$(10,757,394)

Please see the statements of cash flows for the years ended December 31, 2018 and 2017 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of December 31, 2018 and 2017 is summarized as follows:

			Amount Change
	December 31, 2018	December 31, 2017	2018 less 2017

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2018 and 2017 and 7,802,593 outstanding as of December 31, 2018 and 2017)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of December 31, 2018 and 2017)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(2,576,631)	4,760,951	(7,337,582)
Accumulated earnings	13,830,729	8,620,075	5,210,654
Total shareholders' equity	$39,125,251	$41,252,179	$(2,126,928)

The decrease in shareholders’ equity of $2,126,928 for the year ended December 31, 2018 is due to $7,337,582 in other comprehensive loss that exceeded $5,142,146 in net income and a $68,508 cumulative-effect of adoption of accounting guidance for reporting changes in fair value of equity securities in net realized gains and losses instead of accumulated other comprehensive income.

Shareholders’ equity per common share outstanding decreased 5.29% from $5.29 per share as of December 31, 2017 to $5.01 per share as of December 31, 2018, based upon 7,802,593 common shares outstanding as of both December 31, 2018 and 2017.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($3,271,683) and $6,130,475 as of December 31, 2018 and 2017, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $9,087,572 in unrealized losses arising for year ended December 31, 2018 has been offset by the cumulative effect adjustment for the adoption of accounting guidance for equity securities of $68,508 and 2018 net realized investment gains of $246,078 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $9,402,158.

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

As of December 31, 2018, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 12.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2018, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2017, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2018, the Company has outstanding advances to this loan originator totaling $4,942,870. The advances are secured by $6,092,039 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $557,130 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2017, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2018, $823,645 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2018, $598,803 of that escrow amount is available to the Company as additional collateral on $4,942,870 of advances to the loan originator. The remaining December 31, 2018 escrow amount of $224,842 is available to the Company as additional collateral on its investment of $44,968,471 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2018 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Springfield, Illinois

March 8, 2019

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2018	December 31, 2017
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $134,414,517 and $143,621,947 as of December 31, 2018 and 2017, respectively)	$131,152,199	$149,683,139
Available-for-sale preferred stock at fair value (cost: $99,945 as of December 31, 2018 and 2017)	90,580	100,720
Equity securities (available-for-sale in 2017) at fair value (cost: $187,122 and $502,919 as of December 31, 2018 and 2017, respectively)	198,668	571,427
Mortgage loans on real estate	130,049,610	102,496,451
Investment real estate	2,392,031	2,382,966
Policy loans	1,809,339	1,660,175
Short-term investments	896,371	547,969
Other long-term investments	59,255,477	55,814,583
Total investments	325,844,275	313,257,430
Cash and cash equivalents	29,665,605	31,496,159
Accrued investment income	2,672,978	2,544,963
Recoverable from reinsurers	2,323,157	1,340,700
Assets held in trust under coinsurance agreement	25,494,700	-
Agents' balances and due premiums	1,418,916	1,485,305
Deferred policy acquisition costs	29,681,737	24,555,902
Value of insurance business acquired	5,185,870	5,526,645
Other assets	11,219,612	10,920,570
Total assets	$433,506,850	$391,127,674
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$297,168,411	$292,909,762
Future policy benefits	56,261,507	49,663,099
Policy claims	1,102,257	1,148,513
Other policy liabilities	72,559	68,490
Total policy liabilities	354,604,734	343,789,864
Funds withheld under coinsurance agreement	29,285,119	-
Deferred federal income taxes	2,373,478	2,961,929
Other liabilities	8,118,268	3,123,702
Total liabilities	394,381,599	349,875,495
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2018 and 2017 and 7,802,593 outstanding as of December 31, 2018 and 2017)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of December 31, 2018 and 2017)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(2,576,631)	4,760,951
Accumulated earnings	13,830,729	8,620,075
Total shareholders' equity	39,125,251	41,252,179
Total liabilities and shareholders' equity	$433,506,850	$391,127,674

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenues
Premiums	$18,822,517	$15,855,686
Net investment income	19,609,386	16,710,408
Net realized investment gains	266,498	271,470
Loss on other-than-temporary impairments	-	(224,250)
Service fees	465,528	14,347
Other income	77,166	102,176
Total revenues	39,241,095	32,729,837
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	6,634,114	5,402,902
Death benefits	5,345,707	4,463,854
Surrenders	913,977	878,361
Interest credited to policyholders	9,282,425	8,840,019
Dividend, endowment and supplementary life contract benefits	279,660	283,654
Total benefits and claims	22,455,883	19,868,790
Policy acquisition costs deferred	(8,527,380)	(9,321,726)
Amortization of deferred policy acquisition costs	3,515,624	2,870,412
Amortization of value of insurance business acquired	340,775	382,190
Commissions	8,228,279	8,585,278
Other underwriting, insurance and acquisition expenses	6,623,647	8,002,010
Total expenses	10,180,945	10,518,164
Total benefits, claims and expenses	32,636,828	30,386,954
Income before total federal income tax expense	6,604,267	2,342,883
Current federal income tax expense	100,075	105,696
Deferred federal income tax expense	1,362,046	1,267,823
Total federal income tax expense	1,462,121	1,373,519
Net income	$5,142,146	$969,364
Net income per common share basic and diluted	$0.66	$0.12

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2018	2017
Net income	$5,142,146	$969,364
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(9,087,572)	5,071,141
Cumulative effect, adoption of accounting guidance for equity securities	(68,508)	-
Less net realized investment gains (losses)	246,078	(19,437)
Net unrealized investment gains (losses)	(9,402,158)	5,090,578
Less adjustment to deferred acquisition costs	(114,079)	87,402
Other comprehensive income (loss) before federal income tax expense (benefit)	(9,288,079)	5,003,176
Federal income tax expense (benefit)	(1,950,497)	1,060,901
Total other comprehensive income (loss)	(7,337,582)	3,942,275
Total comprehensive income (loss)	$(2,195,436)	$4,911,639

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2018 and 2017

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2017	$80,502	$28,684,598	$(893,947)	$818,676	$7,590,446	$36,280,275
Comprehensive income:
Net income	-	-	-	-	969,364	969,364
Federal tax rate change to 21%	-	-	-	-	60,265	60,265
Other comprehensive income	-	-	-	3,942,275	-	3,942,275
Balance as of December 31, 2017	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	5,142,146	5,142,146
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(7,337,582)	-	(7,337,582)
Balance as of December 31, 2018	$80,502	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Operating activities
Net income	$5,142,146	$969,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	145,488	145,804
Accretion of discount on investments	(3,927,602)	(3,102,042)
Net realized investment gains	(266,498)	(271,470)
Loss on other-than-temporary impairments	-	224,250
Amortization of policy acquisition cost	3,515,624	2,870,412
Policy acquisition cost deferred	(8,527,380)	(9,321,726)
Amortization of loan origination fees	39,416	64,555
Amortization of value of insurance business acquired	340,775	382,190
Allowance for mortgage loan losses	81,351	98,388
Provision for deferred federal income tax expense	1,362,046	1,267,823
Interest credited to policyholders	9,282,425	8,840,019
Change in assets and liabilities:
Policy loans	(149,164)	(62,059)
Short-term investments	(348,402)	(547,969)
Accrued investment income	(128,015)	(368,193)
Recoverable from reinsurers	(982,457)	(81,762)
Assets held in trust under coinsurance agreement	(25,494,700)	-
Agents' balances and due premiums	66,389	(66,055)
Other assets (excludes depreciation of $316 in 2017 and change in receivable for securities sold of ($331,012) and ($5,923,663) in 2018 and 2017, respectively)	(630,054)	(1,986,174)
Future policy benefits	6,598,408	5,396,872
Policy claims	(46,256)	150,699
Other policy liabilities	4,069	(1,364)
Other liabilities (excludes change in payable of securities purchased of ($68,838) and $228,373 in 2018 and 2017, respectively)	5,063,404	(2,703,155)
Net cash provided by (used in) operating activities	(8,858,987)	1,898,407

Investing activities
Purchases of fixed maturity securities	(13,191,134)	(37,095,248)
Maturities of fixed maturity securities	5,076,000	7,841,000
Sales of fixed maturity securities	16,961,796	12,389,756
Purchases of equity securities	(76,127)	(3,465)
Sales of equity securities	361,947	-
Joint venture distribution	55,710	-
Purchases of mortgage loans	(63,066,644)	(53,913,277)
Payments on mortgage loans	35,461,456	25,670,590
Purchases of other long-term investments	(9,143,277)	(14,036,082)
Collections on other long-term investments	9,700,500	8,663,148
Sale of other long-term investments	-	792,012
Sales of real estate	364,689	190,083
Net change in receivable and payable for securities sold and purchased	262,174	6,152,036
Net cash used in investing activities	(17,232,910)	(43,349,447)

Financing activities
Policyholders' account deposits	54,957,500	56,666,113
Policyholders' account withdrawals	(30,696,157)	(17,942,859)
Net cash provided by financing activities	24,261,343	38,723,254

Decrease in cash and cash equivalents	(1,830,554)	(2,727,786)
Cash and cash equivalents, beginning of period	31,496,159	34,223,945
Cash and cash equivalents, end of period	$29,665,605	$31,496,159

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

During 2018 and 2017, the Company foreclosed on residential mortgage loans of real estate totaling $467,593 and $207,482, respectively, and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Reductions in mortgage loans due to foreclosure	$467,593	$207,482
Investment real estate held-for-sale acquired through foreclosure	(467,593)	(207,482)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Montana, Nebraska, North Dakota, Ohio, Oklahoma and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012.

During 2012, 2013, 2014 and 2015, the Company repurchased 247,580 shares of its common stock at a total cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s current Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

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

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

On December 28, 2011, TLIC acquired 100% of the outstanding common stock of FBLIC from FBLIC’s shareholders. The acquisition of FBLIC was accounted for as a purchase. The aggregate purchase price for the acquisition of FBLIC was $13,855,129. The acquisition of FBLIC was financed with the working capital of TLIC.

On April 28, 2015, the Company acquired a block of life insurance policies and annuity contracts according to the terms of an assumption reinsurance agreement. The Company acquired assets of $3,644,839, assumed liabilities of $3,055,916 and recorded a gain on reinsurance assumption of $588,923.

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

Investments

Fixed maturity securities comprised of bonds and preferred stocks are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturity securities available-for-sale is adjusted for amortization of premium and accretion of discount to maturity.

Interest income on fixed maturity securities, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method. Dividend income on preferred stocks are recognized in net investment income when declared. The amortized cost of fixed maturity securities available-for-sale and the cost of preferred stocks are written down to fair value when a decline in value is considered to be other-than-temporary.

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its fixed maturity and preferred stock investments to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.

For fixed maturity securities available-for-sale, the amount of any other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  For preferred stocks available-for-sale, the amount of any other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Equity securities are comprised of mutual funds and common stocks and are carried at fair value. The associated unrealized gains and losses are included in net realized investment gains (losses). Dividends from these investments are recognized in net investment income when declared.

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

December 31, 2018 and 2017

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

Allowance for Loan Losses from Mortgage Loans

The allowance for possible loan losses from investments in mortgage loans on real estate is a reserve established through a provision for possible loan losses charged to expense which represents, in the Company’s judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan portfolio. The allowance, in the judgment of the Company, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan portfolios and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While the Company utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the residential and commercial mortgage loan portfolios, the economy and changes in interest rates. The Company’s allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

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

December 31, 2018 and 2017

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

Reinsurance

The Company cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth. Estimated reinsurance recoverable balances are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured ceded contracts. The Company also assumes reinsurance under various agreements allowing management to increase growth in assets and profitability. Estimated reinsurance payable balances are reported as liabilities and are recognized in a manner consistent with the assets related to the underlying assumed reinsurance contracts.

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

As of December 31, 2018 and 2017, there was $3,554,008 and $3,213,233, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $281,649 in 2019, $259,735 in 2020, $239,257 in 2021, $221,542 in 2022 and $212,645 in 2023.

Other Assets and Other Liabilities

Other assets consist primarily of advances to mortgage loan originator, receivable for securities sold, federal and state income taxes recoverable, accrual of mortgage loan and long-term investment payments due, guaranty funds, notes receivable, prepaid assets, deposits, other receivables and property and equipment.

Other liabilities consist primarily of accrued expenses payable, accounts payable, remittance and suspense items not allocated, payable for securities purchased, guaranty fund assessments, unclaimed funds, deferred revenue, unearned investment income, withholdings, escrows and other payables.

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

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses by establishing premium deficiency reserves.

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

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

Acquisition costs for traditional life insurance contracts are deferred to the extent deemed recoverable and are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities. Traditional life insurance products are treated as long-duration contracts since they generally remain in force for the lifetime of the insured.

Deferred acquisition costs related to insurance and annuity products that subject the Company to mortality or morbidity risk over a period that extends beyond the period or periods in which premiums are collected and that have terms that are fixed and guaranteed are deferred to the extent deemed recoverable and amortized in relation to the present value of actual and expected gross profits on the policies. These types of insurance and annuity contracts are treated as long-duration insurance contracts since they generally remain in force for an extended period.

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2018 and 2017.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2018 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing services will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance in 2018 did not have a material effect on the Company’s result of operations, financial position or liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued updated guidance regarding financial instruments. This guidance intends to enhance reporting for financial instruments and addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The significant amendments in this update generally require equity investments to be measured at fair value with changes in fair value recognized in net income, require the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This guidance also intends to enhance the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance was effective for fiscal years beginning after December 15, 2017. The recognition and measurement provisions of this guidance were applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and early adoption is not permitted. The adoption of this guidance in 2018 did not have a material effect on the Company’s result of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

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

In December 2018, the FASB issued additional guidance (Accounting Standards Update 2018-20) that permits an accounting policy election for lessors to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. A lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration of the contract all collections from lessees of certain sales taxes and other similar taxes and to provide certain disclosures.

The Company will adopt this guidance in first quarter 2019. The adoption of this guidance in 2019 is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

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

In November 2018, the FASB issued updated guidance (Accounting Standards Update 2018-19) to emphasize improvements related to the measurement of credit losses on financial statements to increase awareness of the amendments to scope and transition and effective date requirements.

The original and updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, the Company expects there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance were to be adopted in the current accounting period. The Company will adopt this guidance in 2020. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued specific guidance to reduce the existing diversity in practice in how eight specific cash flow issues of certain cash receipts and cash payments are presented and classified in the statement of cash flows. The updated guidance was effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance in 2018 did not have a material effect on the Company’s cash flows statement.

Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments

In November 2016, the FASB issued specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents when there are transfers between cash, cash equivalents and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted.  The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance is effective for annual and interim periods beginning after December 15, 2017, and is to be applied retrospectively. Early adoption was permitted in certain situations.  The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued guidance to modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Reporting entities will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The updated guidance is effective for annual and interim periods beginning after December 15, 2019, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Compensation — Stock Compensation: Scope of Modification Accounting

In May 2017, the FASB issued updated guidance related to a change to the terms or conditions (modification) of a share-based payment award.  The updated guidance provides that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The updated guidance is effective for the quarter ending March 31, 2018.  The update is to be applied prospectively to an award modified on or after the adoption date. Early adoption was permitted. The adoption of this guidance in 2018 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance is effective for reporting periods beginning after December 15, 2018 and is to be applied retrospectively to each period in which the effect of the Tax Cuts and Jobs Act of 2017 related to items remaining in accumulated other comprehensive income are recognized or at the beginning of the period of adoption. Early adoption was permitted and the Company adopted the updated guidance effective December 31, 2017. The adoption of this guidance in 2017 did not have a material effect on the Company’s result of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1. Organization and Significant Accounting Policies (continued)

The updated guidance is effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2021 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued amendments to modify the disclosure requirements related to fair value measurements including the consideration of costs and benefits of producing the modified disclosures. The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until their effective date. The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments

Fixed Maturity, Preferred Stock and Equity Securities

Investments in fixed maturity, preferred stock and equity securities as of December 31, 2018 and 2017 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2018
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,681	$2,769	$91,739	$2,704,711
States and political subdivisions	9,295,973	215,000	32,941	9,478,032
Residential mortgage-backed securities	23,694	27,461	-	51,155
Corporate bonds	100,360,468	823,991	3,220,268	97,964,191
Asset-backed	253,598	7,820	-	261,418
Foreign bonds	21,687,103	75,525	1,069,936	20,692,692
Total fixed maturity securities	134,414,517	1,152,566	4,414,884	131,152,199

Preferred stock	99,945	-	9,365	90,580

Equity securities
Mutual funds	91,981	-	17,082	74,899
Corporate common stock	95,141	28,628	-	123,769
Total equity securities	187,122	28,628	17,082	198,668
Total fixed maturity, preferred stock and equity securities	$134,701,584	$1,181,194	$4,441,331	$131,441,447

	December 31, 2017
Fixed maturity securities
U.S. government and U.S. government agencies	$2,989,688	$48,720	$65,341	$2,973,067
States and political subdivisions	9,368,393	337,442	20,148	9,685,687
Residential mortgage-backed securities	29,573	41,736	-	71,309
Corporate bonds	109,340,273	5,248,291	491,556	114,097,008
Foreign bonds	21,894,020	1,134,999	172,951	22,856,068
Total fixed maturity securities	143,621,947	6,811,188	749,996	149,683,139

Preferred stock	99,945	775	-	100,720

Equity securities
Mutual funds	347,942	1,124	-	349,066
Corporate common stock	154,977	67,384	-	222,361
Total equity securities	502,919	68,508	-	571,427
Total fixed maturity, preferred stock and equity securities	$144,224,811	$6,880,471	$749,996	$150,355,286

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2018 and 2017 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2018
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$991,660	$2,419	1
States and political subdivisions	1,066,743	7,948	6
Corporate bonds	58,506,980	2,154,898	215
Foreign bonds	14,554,291	852,120	50
Total less than 12 months in an unrealized loss position	75,119,674	3,017,385	272
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,590,655	89,320	6
States and political subdivisions	518,969	24,993	4
Corporate bonds	7,107,831	1,065,370	30
Foreign bonds	1,376,680	217,816	5
Total more than 12 months in an unrealized loss position	10,594,135	1,397,499	45
Total fixed maturity securities in an unrealized loss position	85,713,809	4,414,884	317
Preferred stock, less than 12 months in an unrealized loss position	90,580	9,365	2
Equity securities (mutual funds), less than 12 months in an unrealized loss position	74,899	17,082	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$85,879,288	$4,441,331	$320

	December 31, 2017
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$326,163	$3,897	2
States and political subdivisions	608,342	6,889	3
Corporate bonds	5,995,898	130,337	23
Foreign bonds	2,061,178	98,520	7
Total less than 12 months in an unrealized loss position	8,991,581	239,643	35
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,338,617	61,444	5
States and political subdivisions	579,008	13,259	4
Corporate bonds	5,139,898	361,219	20
Foreign bonds	501,875	74,431	3
Total more than 12 months in an unrealized loss position	7,559,398	510,353	32
Total fixed maturity securities in an unrealized loss position	$16,550,979	$749,996	$67

As of December 31, 2018, the Company held 317 available-for-sale fixed maturity securities with an unrealized loss of $4,414,884, fair value of $85,713,809 and amortized cost of $90,128,693. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2018. The ratio of the fair value to the amortized cost of these 317 securities is 95%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

As of December 31, 2017, the Company held 67 available-for-sale fixed maturity securities with an unrealized loss of $749,996, fair value of $16,550,979 and amortized cost of $17,300,975. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2017. The ratio of the fair value to the amortized cost of these 67 securities is 96%.

As of December 31, 2018, the Company held two preferred stocks with an unrealized loss of $9,365, fair value of $90,580 and cost of $99,945. The ratio of fair value to cost of these two preferred stocks is 91%.

As of December 31, 2018, the Company held one equity security with an unrealized loss of $17,082, fair value of $74,899 and cost of $91,981. The ratio of fair value to cost of this security is 81%.

As of December 31, 2017, the Company had no equity securities and preferred stocks with unrealized losses.

Fixed maturity securities were 96% and 93% investment grade as rated by Standard & Poor’s as of December 31, 2018 and December 31, 2017, respectively.

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

For any fixed maturity securities that are other-than-temporarily impaired, the Company determines the portion of the other-than-temporary impairment that is credit-related and the portion that is related to other factors. The credit-related portion is the difference between the expected future cash flows and the amortized cost basis of the fixed maturity security, and that difference is charged to earnings. The non-credit-related portion representing the remaining difference to fair value is recognized in other comprehensive income (loss). Only in the case of a credit-related impairment where management has the intent to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its cost basis, is a fixed maturity security adjusted to fair value and the resulting losses recognized in realized gains (losses) in the consolidated statements of operations. Any other-than-temporary impairments on preferred stocks are recorded in the consolidated statements of operations in the periods incurred as the difference between fair value and cost.

The Company has recorded other-than-temporary impairments on its fixed maturity available-for-sale investment in an energy corporation with a total par value of $650,000 as a result of continuing unrealized losses. During fourth quarter 2016 this security was initially impaired by a $207,450 charge to the statement of operations. During second quarter 2017 this security was further impaired by a $224,250 charge to the statement of operations. These impairments were considered fully credit-related and represent the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities for the years ended December 31, 2018 and 2017.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017

Unrealized appreciation (depreciation) on available-for-sale securities	$(3,271,683)	$6,130,475
Adjustment to deferred acquisition costs	10,124	(103,955)
Deferred income taxes	684,928	(1,265,569)

Net unrealized appreciation (depreciation) on available-for-sale securities	$(2,576,631)	$4,760,951

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2018, by contractual maturity, are summarized as follows:

	December 31, 2018
	Amortized Cost	Fair Value

Due in one year or less	$4,742,428	$4,754,203
Due in one year through five years	27,097,571	27,025,179
Due after five years through ten years	39,270,827	38,224,918
Due after ten years	63,279,997	61,096,744
Due at multiple maturity dates	23,694	51,155

	$134,414,517	$131,152,199

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2018	2017	2018	2017	2018	2017
Proceeds	$22,037,796	$20,230,756	$361,947	$-	$364,689	$190,083
Gross realized gains	391,895	594,337	25,791	-	52,971	6,050
Gross realized losses	(145,817)	(389,524)	(58)	-	(1,322)	(1,668)
Loss on other-than-temporary impairment	-	(224,250)	-	-	-	-

	Years Ended December 31,
	Other Long-Term Investments
	2018	2017
Proceeds	$-	$792,012
Gross realized gains	-	62,275
Gross realized losses	-	-
Loss on other-than-temporary impairment	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale and equity securities for the years ended December 31, 2018 and 2017 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and other long-term investments for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,
	2018	2017
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(9,323,510)	$5,060,302
Preferred stock	(10,140)	4,360
Equity securities	-	25,916
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	246,078	204,813
Equity securities, sale of securities	25,733	-
Equity securities, changes in fair value	(56,962)	-
Investment real estate	51,649	4,382
Other long-term investments	-	62,275

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017

Residential mortgage loans	$120,108,297	$100,700,241
Commercial mortgage loans by property type
Apartment	1,816,870	-
Industrial	1,156,157	430,613
Lodging	112,494	-
Office building	2,348,639	137,703
Retail	4,507,153	1,227,894
Total commercial mortgage loans by property type	9,941,313	1,796,210
Total mortgage loans	$130,049,610	$102,496,451

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2018 and 2017 are summarized as follows:

			December 31,
			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2018	2017	2018	2017	2018	2017
Over 70%	to	80%	$23,205,637	$19,515,632	$280,020	$-	$23,485,657	$19,515,632
Over 60%	to	70%	43,631,465	36,192,035	2,216,436	-	45,847,901	36,192,035
Over 50%	to	60%	24,890,831	25,121,248	752,181	835,093	25,643,012	25,956,341
Over 40%	to	50%	16,055,231	12,923,381	1,670,263	-	17,725,494	12,923,381
Over 30%	to	40%	5,984,097	4,303,273	3,341,616	658,296	9,325,713	4,961,569
Over 20%	to	30%	3,249,410	1,867,670	1,429,085	159,671	4,678,495	2,027,341
Over 10%	to	20%	2,233,102	727,245	251,712	143,150	2,484,814	870,395
10%	or	less	858,524	49,757	-	-	858,524	49,757
	Total		$120,108,297	$100,700,241	$9,941,313	$1,796,210	$130,049,610	$102,496,451

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Alabama	$783,866	0.60%	$796,489	0.78%
Arizona	2,103,627	1.62%	1,666,684	1.63%
Arkansas	71,854	0.06%	72,600	0.07%
California	9,489,106	7.30%	3,973,810	3.88%
Colorado	200,174	0.15%	206,490	0.20%
Connecticut	1,511,981	1.16%	307,716	0.30%
Delaware	458,587	0.35%	-	0.00%
Florida	24,622,340	18.93%	18,773,474	18.32%
Georgia	8,353,781	6.42%	8,019,796	7.82%
Hawaii	233,170	0.18%	236,758	0.23%
Idaho	635,114	0.49%	-	0.00%
Illinois	8,317,183	6.40%	11,165,357	10.89%
Indiana	996,756	0.77%	966,491	0.94%
Kansas	389,239	0.30%	421,362	0.41%
Kentucky	97,872	0.08%	101,022	0.10%
Louisiana	248,360	0.19%	252,457	0.25%
Maine	129,456	0.10%	-	0.00%
Maryland	767,325	0.59%	437,705	0.43%
Massachusetts	778,303	0.60%	293,933	0.29%
Michigan	195,838	0.15%	199,661	0.19%
Minnesota	135,241	0.10%	351,397	0.34%
Mississippi	136,306	0.10%	137,398	0.13%
Missouri	3,909,254	3.01%	2,628,265	2.56%
Nevada	487,365	0.37%	492,840	0.48%
New Hampshire	285,077	0.22%	-	0.00%
New Jersey	1,463,390	1.13%	334,804	0.33%
New Mexico	341,769	0.26%	-	0.00%
New York	3,485,062	2.68%	2,236,894	2.18%
North Carolina	1,877,753	1.44%	1,009,279	0.98%
Ohio	3,318,414	2.55%	2,425,787	2.37%
Oklahoma	450,297	0.35%	356,203	0.35%
Oregon	2,929,557	2.25%	1,416,750	1.38%
Pennsylvania	81,435	0.06%	211,147	0.21%
South Carolina	420,629	0.32%	718,897	0.70%
Tennessee	2,130,400	1.64%	1,465,126	1.43%
Texas	45,200,527	34.76%	40,414,632	39.43%
Utah	2,000,000	1.54%	-	0.00%
Vermont	102,968	0.08%	-	0.00%
Virginia	494,462	0.38%	83,195	0.08%
Washington	361,716	0.28%	239,998	0.23%
Wisconsin	375,657	0.29%	282,869	0.28%
Mortgage loan allowance and unamortized origination fees	(321,601)	-0.25%	(200,835)	-0.19%
	$130,049,610	100%	$102,496,451	100%

There were 11 loans with a remaining principal balance of $2,233,575 that were more than 90 days past due as of December 31, 2018. There were 23 loans with a remaining principal balance of $3,094,155 that were more than 90 days past due as of December 31, 2017.

There were no mortgage loans in default and in the foreclosure process as of December 31, 2018 and 2017.

During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $467,593 and transferred those properties to investment real estate held for sale. During 2017 the Company foreclosed on residential mortgage loans of real estate totaling $207,482 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

The principal balances of the 1,051 residential mortgage loans owned by the Company as of December 31, 2018 that aggregated to $120,108,297 ranged from a low of $796 to a high of $994,500 and the interest rates ranged from 3.43% to 58.04%. The principal balances of the 29 commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2018 that aggregated to $9,941,313 ranged from a low of $113,059 to a high of $1,000,000 and the interest rates ranged from 5.75% to 12.90%.

The principal balances of the 986 residential mortgage loans owned by the Company as of December 31, 2017 that aggregated to $100,700,241 ranged from a low of $84 to a high of $852,011 and the interest rates ranged from 4.13% to 16.07%. The principal balances of the eight commercial mortgage loans owned by the Company as of December 31, 2017 that aggregated to $1,796,210 ranged from a low of $90,431 to a high of $432,798 and the interest rates ranged from 5.75% to 9.99%.

There are allowances for losses on mortgage loans of $424,166 and $342,815 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, $823,645 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2017, $564,479 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2018 and 2017 the Company did not experience any impairment on mortgage loan investments.

Investment real estate

During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $467,593 and transferred those properties to investment real estate held for sale. During 2018, the Company sold investment real estate property with an aggregate carrying value of $313,040. The Company recorded a gross realized investment gain on sale of $51,649 based on an aggregate sales price of $364,689.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

The Company’s investment real estate as of December 31, 2018 and 2017 is summarized as follows:

	December 31,
	2018	2017
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,340,671)	(1,195,183)
Buildings net of accumulated depreciation	926,886	1,072,374
Residential real estate - held for sale	506,830	352,277
Total residential real estate	506,830	352,277
Investment real estate, net of accumulated depreciation	$2,392,031	$2,382,966

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $59,255,477 and $55,814,583 as of December 31, 2018 and 2017, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2018 are summarized as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$8,134,668	$8,248,038
Due in one year through five years	25,290,420	27,397,564
Due after five years through ten years	17,388,171	21,119,390
Due after ten years	8,442,218	12,876,366
	$59,255,477	$69,641,358

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage
Arizona	$360,333	0.61%	$314,056	0.56%
California	4,656,712	7.86%	4,892,381	8.77%
Colorado	75,706	0.13%	-	0.00%
Connecticut	2,406,581	4.06%	1,734,926	3.11%
Florida	128,960	0.22%	47,641	0.09%
Georgia	3,263,364	5.51%	3,209,769	5.75%
Illinois	486,477	0.82%	512,415	0.92%
Indiana	1,259,879	2.13%	1,282,229	2.30%
Maine	176,637	0.30%	204,839	0.37%
Massachusetts	12,953,938	21.86%	13,613,341	24.39%
Michigan	279,911	0.47%	294,385	0.53%
Missouri	108,404	0.18%	115,906	0.21%
New Jersey	-	0.00%	12,842	0.02%
New York	23,762,905	40.09%	21,742,899	38.93%
Ohio	4,748,535	8.01%	3,125,819	5.60%
Oregon	172,902	0.29%	107,035	0.19%
Pennsylvania	1,534,181	2.59%	1,700,591	3.05%
Texas	2,314,597	3.91%	2,320,411	4.16%
Vermont	271,609	0.46%	282,896	0.51%
Washington	293,846	0.50%	300,202	0.54%
	$59,255,477	100.00%	$55,814,583	100.00%

Major categories of net investment income for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,
	2018	2017

Fixed maturity securities	$6,278,105	$6,504,233
Preferred stock and equity securities	83,263	20,167
Other long-term investments	3,992,882	3,645,043
Mortgage loans	11,079,802	8,364,448
Policy loans	122,587	114,246
Real estate	376,599	375,369
Short-term and other investments	233,366	141,259
Gross investment income	22,166,604	19,164,765

Investment expenses	(2,557,218)	(2,454,357)
Net investment income	$19,609,386	$16,710,408

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency, mortgage-backed debt securities, state and political subdivision securities, corporate debt securities, asset-backed and foreign debt securities.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2018
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,704,711	$-	$2,704,711
States and political subdivisions	-	9,478,032	-	9,478,032
Residential mortgage-backed securities	-	51,155	-	51,155
Corporate bonds	-	97,964,191	-	97,964,191
Asset-backed	-	261,418	-	261,418
Foreign bonds	-	20,692,692	-	20,692,692
Total fixed maturity securities	$-	$131,152,199	$-	$131,152,199

Preferred stock, available-for-sale	$90,580	$-	$-	$90,580

Equity securities
Mutual funds	$-	$74,899	$-	$74,899
Corporate common stock	59,733	-	64,036	123,769
Total equity securities	$59,733	$74,899	$64,036	$198,668

	December 31, 2017
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,973,067	$-	$2,973,067
States and political subdivisions	-	9,685,687	-	9,685,687
Residential mortgage-backed securities	-	71,309	-	71,309
Corporate bonds	-	114,097,008	-	114,097,008
Foreign bonds	-	22,856,068	-	22,856,068
Total fixed maturity securities	$-	$149,683,139	$-	$149,683,139

Preferred stock, available-for-sale	$100,720	$-	$-	$100,720

Equity securities
Mutual funds	$-	$349,066	$-	$349,066
Corporate common stock	160,861	-	61,500	222,361
Total equity securities	$160,861	$349,066	$61,500	$571,427

As of December 31, 2018 and 2017, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

These private placement common stocks represent investments in small insurance holding companies. The fair value for these securities was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the securities for the same price as the Company paid until such time as these small insurance holding companies commence significant operations. The joint venture investment with a mortgage loan originator is accounted for under the equity method of accounting.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The Company’s fixed maturity and preferred stock available-for-sale securities and equity securities are highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2018 and 2017 is summarized as follows:

	December 31,
	2018	2017

Beginning balance	$61,500	$61,500
Joint venture investment	10,200	-
Joint venture net income	63,046	-
Joint venture distribution	(55,710)	-
Equity security sale	(15,000)	-
Ending balance	$64,036	$61,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2018 and 2017, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2018
Financial assets
Mortgage loans on real estate
Commercial	$9,941,313	$9,698,226	$-	$-	$9,698,226
Residential	120,108,297	115,788,967	-	-	115,788,967
Policy loans	1,809,339	1,809,339	-	-	1,809,339
Short-term investments	896,371	896,371	896,371	-	-
Other long-term investments	59,255,477	69,641,358	-	-	69,641,358
Cash and cash equivalents	29,665,605	29,665,605	29,665,605	-	-
Accrued investment income	2,672,978	2,672,978	-	-	2,672,978
Total financial assets	$224,349,380	$230,172,844	$30,561,976	$-	$199,610,868
Financial liabilities
Policyholders' account balances	$297,168,411	$259,247,412	$-	$-	$259,247,412
Policy claims	1,102,257	1,102,257	-	-	1,102,257
Total financial liabilities	$298,270,668	$260,349,669	$-	$-	$260,349,669

	December 31, 2017
Financial assets
Mortgage loans on real estate
Commercial	$1,796,210	$1,783,385	$-	$-	$1,783,385
Residential	100,700,241	102,192,001	-	-	102,192,001
Policy loans	1,660,175	1,660,175	-	-	1,660,175
Short-term investments	547,969	547,969	547,969	-	-
Other long-term investments	55,814,583	68,298,585	-	-	68,298,585
Cash and cash equivalents	31,496,159	31,496,159	31,496,159	-	-
Accrued investment income	2,544,963	2,544,963	-	-	2,544,963
Total financial assets	$194,560,300	$208,523,237	$32,044,128	$-	$176,479,109
Financial liabilities
Policyholders' account balances	$292,909,762	$243,234,637	$-	$-	$243,234,637
Policy claims	1,148,513	1,148,513	-	-	1,148,513
Total financial liabilities	$294,058,275	$244,383,150	$-	$-	$244,383,150

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Fixed Maturity Securities, Preferred Stock and Equity Securities

The fair value of fixed maturity securities and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For residential mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread. For commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans, the discount rate used was assumed to be the interest rate on the last commercial mortgage acquired by the Company.

Cash and Cash Equivalents, Short-Term Investments, Accrued Investment Income and Policy Loans

The carrying value of these financial instruments approximates their fair values. Cash and cash equivalents and short-term investments are included in Level 1 of the fair value hierarchy due to their highly liquid nature.

Other Long-Term Investments

Other long-term investments are comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using the average FTSE Pension Liability Index in effect at the end of each period.

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2018 and 2017, these required deposits had amortized costs that totaled $4,376,463 and $4,308,853, respectively. As of December 31, 2018 and 2017, these required deposits had fair values that totaled $4,292,657 and $4,307,439, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2018, $823,645 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2018, $598,803 of that escrow amount is available to the Company as additional collateral on $4,942,870 of advances to the loan originator. The remaining December 31, 2018 escrow amount of $224,842 is available to the Company as additional collateral on its investment of $44,968,471 in residential mortgage loans on real estate. In addition, the Company has an additional $424,166 allowance for possible loan losses in the remaining $85,081,139 of investments in mortgage loans on real estate as of December 31, 2018.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2018 and 2017 are summarized as follows (excluding $44,968,471 and $33,900,260 of mortgage loans on real estate as of December 31, 2018 and 2017, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2018	2017	2018	2017	2018	2017
Allowance, beginning	$333,789	$238,121	$9,026	$6,306	$342,815	$244,427
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	40,420	95,668	40,931	2,720	81,351	98,388
Allowance, ending	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$75,139,826	$66,799,981	$9,941,313	$1,796,210	$85,081,139	$68,596,191

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Balance, beginning of year	$24,555,902	$18,191,990
Capitalization of commissions, sales and issue expenses	8,527,380	9,321,726
Amortization	(3,515,624)	(2,870,412)
Deferred acquisition costs allocated to investments	114,079	(87,402)
Balance, end of year	$29,681,737	$24,555,902

7. Federal Income Taxes

FTFC filed a 2017 consolidated federal income tax return that included TLIC, FBLIC, FTFC and FTCC since all companies had been members of a consolidated group for five years. Prior to 2017, FTFC filed consolidated federal income tax returns with FTCC. From 2012 to 2016, TLIC and FBLIC filed separate federal income tax returns as consolidated life insurance companies.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% and 34% to income before federal income tax expense for the years ended December 31, 2018 and 2017, respectively, is summarized as follows:

	Years Ended December 31,
	2018	2017
Expected tax expense	$1,386,896	$796,580
Reinsurance recoverable	197,009	(1,966)
Difference in book versus tax basis of available-for-sale fixed maturity securities	60,083	(7,273)
Future policy benefits	27,253	151,017
Alternative minimum taxes	15,401	(2,840)
Accrual of discount	(18,097)	(68,679)
Capital gain taxes	(25,495)	185,461
Net operating losses	(66,779)	649,460
Adjustment of prior years' taxes	(128,764)	(23,068)
Loss contingency accrued for lawsuit settlement	-	385,331
Value of life insurance business acquired	-	108,773
Small life insurance company deduction	-	(153,956)
Deferred policy acquisition costs	-	(611,407)
Other	14,614	(33,914)
Total income tax expense	$1,462,121	$1,373,519

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
Deferred tax liabilities:
Net unrealized investment gains	$-	$1,265,569
Deferred policy acquisition costs	5,161,165	4,317,272
Value of insurance business acquired	1,089,032	1,160,595
Reinsurance recoverable	446,921	249,822
Available-for-sale fixed maturity securities	80,409	89,439
Investment real estate	39,663	38,700
Due premiums	22,975	26,036
Other long-term investments	1,264	2,363
Total deferred tax liabilities	6,841,429	7,149,796
Deferred tax assets:
Net unrealized investment losses	684,928	-
Policyholders' account balances and future policy benefits	2,342,777	2,308,001
Net operating loss carryforward	1,106,769	1,057,511
Alternative minimum tax carryforward	190,153	305,538
Mortgage loans	67,536	42,175
Available-for-sale equity securities	36,565	51,554
Unearned investment income	14,811	12,941
Policy claims	13,258	13,993
Dividend liability	10,325	10,823
Net capital loss carryforward	829	-
Loss contingency accrued for lawsuit settlement	-	385,331
Total deferred tax assets	4,467,951	4,187,867
Net deferred tax liabilities	$2,373,478	$2,961,929

FTFC has net operating loss carryforwards of $4,560,585 expiring in 2026 through 2033. FBLIC has net operating loss carryforwards of $709,744 with $249,895 expiring in 2037 and the remaining $459,849 is indefinite. TLIC has capital loss carryforwards of $3,948 expiring in 2023. During 2018, FTFC utilized $475,182 of the net operating loss carryforward existing as of January 1, 2018 to offset 2018 federal taxable income. During 2017, FTFC utilized $284,560 of the net operating loss carryforward existing as of January 1, 2017 to offset 2017 federal taxable income.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2015 through 2018 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8. Reinsurance

TLIC participates in ceded and assumed reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TLIC reinsures all amounts of risk on any one life in excess of $100,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company (“Optimum Re”) and Wilton Reassurance Company (“Wilton Re”).

TLIC is a party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. TLIC’s maximum exposure on any one insured under the Reinsurance Pool is $100,000. As of January 1, 2008, the Reinsurance Pool stopped accepting new cessions.

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

FBLIC also participates in reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. FBLIC reinsures initial amounts of risk on any one life in excess of $100,000 for individual life insurance with Optimum Re. TLIC and FBLIC also reinsure the accidental death benefit portion of their life policies under a bulk agreement with Optimum Re.

To the extent that the reinsurance companies are unable to meet their obligations under the reinsurance agreements, TLIC and FBLIC remain primarily liable for the entire amount at risk.

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2018 and 2017 are summarized as follows:

	2018	2017
Premiums assumed	$457,512	$48,347
Commissions and expense allowances assumed	194,908	105
Benefits assumed	33,694	20,027
Reserve credits assumed	343,140	59,464
In force amount assumed	17,863,123	16,478,162

Premiums ceded	30,445,152	350,591
Commissions and expense allowances ceded	1,051,766	3,133
Benefits ceded	356,806	447,988
Reserve credits ceded	30,686,404	1,057,596
In force amount ceded	77,653,688	48,734,604

Effective January 1, 2018, TLIC entered into an annuity coinsurance agreement with an offshore annuity and life insurance company whereby 90% of TLIC’s annuity considerations originated after December 31, 2017 were ceded to the assuming company. The assuming company contractually reimburses TLIC for the related commissions, withdrawals, settlements, interest credited, submission costs, maintenance costs, marketing costs, excise taxes and other costs plus a placement fee.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

8. Reinsurance (continued)

In accordance with this annuity coinsurance agreement, TLIC holds assets and recognizes a funds withheld liability for the benefit of the assuming company in an amount at least equal to the annuity reserves in accordance with U.S. statutory accounting principles generated by this ceded business with a corresponding funds withheld liability recorded. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the required annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

9. Leases

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017, $8,805 from October 1, 2017 through September 30, 2018 and $8,920 from October 1, 2018 through September 30, 2019 with an increase of two percent for the period from October 1, 2019 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $97,063 and $92,041 for the years ended December 31, 2018 and 2017, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $10,830 and $14,491 for the years ended December 31, 2018 and 2017, respectively. The future minimum lease payments to be paid under the amended non-cancellable lease agreement are $108,304 and $82,446 for the years 2019 and 2020, respectively.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land. TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,696 for 2015, 2016, 2017 and 2018.

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

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments were $18,299 from July 1, 2016 through May 31, 2017, $18,376 from June 1, 2017 through May 31, 2018 and are $18,508 from June 1, 2018 through May 31, 2021.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

9. Leases (continued)

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through August 31, 2017, $4,263 from September 1, 2017 through August 31, 2018 and $4,293 from September 1, 2018 through December 31, 2018.

The future minimum lease payments to be received under the non-cancellable lease agreements are $222,100, $222,100 and $92,542 for the years 2019 through 2021, respectively.

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

The statutory net income for TLIC amounted to $2,098,488 and $243,754 for the years ended December 31, 2018 and 2017, respectively. The statutory capital and surplus of TLIC was $12,686,538 and $11,248,234 as of December 31, 2018 and 2017, respectively. The statutory net income (loss) for FBLIC amounted to $1,001,594 and ($1,528,459) for the years ended December 31, 2018 and 2017, respectively. The statutory capital and surplus of FBLIC was $7,400,476 and $7,603,475 as of December 31, 2018 and 2017, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,073,443 in 2019 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $988,218 in 2019 without prior approval. FBLIC paid dividends of $760,347 to TLIC in 2018. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31,
	2018	2017
Revenues:
Life insurance operations	$21,985,441	$18,308,660
Annuity operations	16,739,274	14,061,953
Corporate operations	516,380	359,224
Total	$39,241,095	$32,729,837
Income (loss) before income taxes:
Life insurance operations	$780,362	$(207,655)
Annuity operations	5,369,900	2,280,615
Corporate operations	454,005	269,923
Total	$6,604,267	$2,342,883
Depreciation and amortization expense:
Life insurance operations	$3,738,531	$2,528,920
Annuity operations	302,772	934,041
Total	$4,041,303	$3,462,961

	December 31,
	2018	2017
Assets:
Life insurance operations	$69,756,013	$56,780,793
Annuity operations	357,797,728	328,727,443
Corporate operations	5,953,109	5,619,438
Total	$433,506,850	$391,127,674

12.          Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $14,663,402 as of December 31, 2018. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the December 31, 2018 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

Prior to being acquired by TLIC, FBLIC developed, marketed, and sold life insurance products known as “Decreasing Term to 95” policies. On January 17, 2013, FBLIC’s Board of Directors voted that, effective March 1, 2013, it was not approving, and therefore was not providing, a non-guaranteed dividend for the Decreasing Term to 95 policies since that group of policies was not producing a positive divisible surplus to allow the payment of a non-guaranteed dividend.

On November 22, 2013, a lawsuit was filed in the Circuit Court of Greene County, Missouri asserting claims by two individuals and a class of Missouri residents against FBLIC relating to this decision to not pay a non-guaranteed dividend. A trial was held November 27, 2017 through December 1, 2017 regarding those class and individual claims. During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018. FBLIC paid $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class were cancelled.

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

December 31, 2018 and 2017

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Year Ended December 31, 2018

Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(7,233,303)	90,122	(7,143,181)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	194,401	-	194,401
Other comprehensive loss	(7,427,704)	90,122	(7,337,582)
Balance as of December 31, 2018	$(2,584,643)	$8,012	$(2,576,631)

	Year Ended December 31, 2017
Balance as of January 1, 2017	$831,917	$(13,241)	$818,676
Other comprehensive income before reclassifications, net of tax	3,995,829	(68,869)	3,926,960
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(15,315)	-	(15,315)
Other comprehensive income	4,011,144	(68,869)	3,942,275
Balance as of December 31, 2017	$4,843,061	$(82,110)	$4,760,951

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2018 and 2017 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2018
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(9,156,080)	$(1,922,777)	$(7,233,303)
Reclassification adjustment for net gains included in operation having no credit losses	246,078	51,677	194,401
Net unrealized losses on investments	(9,402,158)	(1,974,454)	(7,427,704)
Adjustment to deferred acquisition costs	114,079	23,957	90,122
Total other comprehensive loss	$(9,288,079)	$(1,950,497)	$(7,337,582)

Other comprehensive income:	Year Ended December 31, 2017
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,071,141	$1,075,312	$3,995,829
Reclassification adjustment for net losses included in operation having no credit losses	(19,437)	(4,122)	(15,315)
Net unrealized gains on investments	5,090,578	1,079,434	4,011,144
Adjustment to deferred acquisition costs	(87,402)	(18,533)	(68,869)
Total other comprehensive income	$5,003,176	$1,060,901	$3,942,275

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2018	2017
Unrealized gains (losses) on available-for-sale securities:
having no credit losses:
Realized gains (losses) on sales of securities (a)	$246,078	$(19,437)
Income tax expense (benefit) (b)	51,677	(4,122)
Total reclassification adjustments	$194,401	$(15,315)

(a)	These items appear within net realized investment gains and loss on other-than-temporary impairments in the consolidated statements of operations.
(b)	These items appear within federal income taxes in the consolidated statements of operations.

16. Line of Credit

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2018.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 14, 2019	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 14, 2019	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date	March 14, 2019
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date	March 14, 2019
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date	March 14, 2019
Bill H. Hill, Director

By	/s/ Will W. Klein	Date	March 14, 2019
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date	March 14, 2019
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date	March 14, 2019
Charles W. Owens, Director

By	/s/ George E. Peintner	Date	March 14, 2019
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date	March 14, 2019
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

10.16	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.17	Employment Agreement of William S. Lay, dated December 8, 2011, incorporated by reference as Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.18	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.19	Not Used

10.20	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.21	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.22	Employment Agreement of William S. Lay, dated December 12, 2013, incorporated by reference as Exhibit 10.22 of the Company’s Current Report on Form 8-K filed December 12, 2013.

10.23	Employment Agreement of William S. Lay, dated December 12, 2015, incorporated by reference as Exhibit 10.23 of the Company’s Current Report on Form 8-K filed December 14, 2015.

10.24	Employment Agreement of Jeffrey J. Wood, dated December 23, 2015, incorporated by reference as Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 28, 2015.

EXHIBIT INDEX (continued)

Exhibit

Number                   Description of Exhibit

10.25	Amendment to Employment Agreement of Jeffrey J. Wood, dated February 26, 2016, incorporated by reference as Exhibit 10.25 of the Company’s Current Report on Form 8-K filed February 29, 2016.

10.26	Amendment to Employment Agreement of Gregg E. Zahn, President, dated September 5, 2017, incorporated by reference as Exhibit 10.26 of the Company’s Current Report on Form 8-K filed September 8, 2017.

10.27	Employment Agreement of William S. Lay, dated December 6, 2018, incorporated by reference as Exhibit 10.27 of the Company’s Current Report on Form 8-K filed December 7, 2018.

17.1	Resignation Letter of Board of Director Member Shannon B. Young dated August 5, 2012, incorporated by reference as Exhibit 17.1 of the Company’s Current Report on Form 8-K filed August 10, 2012.

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

* Filed herewith

EXHIBIT INDEX (continued)

Exhibit

Number                   Description of Exhibit

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