Form 10-Q
period 2019-03-31
First Trinity Financial CORP
filed 2019-05-14
CIK 1395585

 United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2019

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of May 8, 2019: 7,802,593 shares

Securities registered pursuant to Section 12(b) of the Act:  None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $137,457,653 and $134,414,517 as of March 31, 2019 and December 31, 2018, respectively)	$139,272,690	$131,152,199
Available-for-sale preferred stock at fair value (cost: $99,945 as of March 31, 2019 and December 31, 2018)	100,400	90,580
Equity securities at fair value (cost: $191,082 and $187,122 as of March 31, 2019 and December 31, 2018, respectively)	216,273	198,668
Mortgage loans on real estate	143,182,286	130,049,610
Investment real estate	2,454,877	2,392,031
Policy loans	1,834,806	1,809,339
Short-term investments	1,810,524	896,371
Other long-term investments	63,185,895	59,255,477
Total investments	352,057,751	325,844,275
Cash and cash equivalents	69,295,720	29,665,605
Accrued investment income	3,182,581	2,672,978
Recoverable from reinsurers	2,472,167	2,323,157
Assets held in trust under coinsurance agreement	45,209,891	25,494,700
Agents' balances and due premiums	1,521,746	1,418,916
Deferred policy acquisition costs	32,520,354	29,681,737
Value of insurance business acquired	5,104,423	5,185,870
Other assets	12,338,834	11,219,612
Total assets	$523,703,467	$433,506,850
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$333,310,416	$297,168,411
Future policy benefits	58,376,526	56,261,507
Policy claims	1,449,529	1,102,257
Other policy liabilities	77,897	72,559
Total policy liabilities	393,214,368	354,604,734
Funds withheld under coinsurance agreement	57,673,090	29,285,119
Deferred federal income taxes	3,516,056	2,373,478
Other liabilities	24,743,512	8,118,268
Total liabilities	479,147,026	394,381,599
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2019 and December 31, 2018 and 7,802,593 outstanding as of March 31, 2019 and December 31, 2018)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of March 31, 2019 and December 31, 2018)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	1,432,363	(2,576,631)
Accumulated earnings	15,252,925	13,830,729
Total shareholders' equity	44,556,441	39,125,251
Total liabilities and shareholders' equity	$523,703,467	$433,506,850

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$5,530,806	$4,486,735
Net investment income	5,573,456	4,684,242
Net realized investment gains (losses)	53,720	(24,784)
Service fees	427,734	3,400
Other income	38,984	17,827
Total revenues	11,624,700	9,167,420
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,151,600	1,439,591
Death benefits	1,632,780	1,562,056
Surrenders	350,407	227,669
Interest credited to policyholders	2,550,672	2,307,331
Dividend, endowment and supplementary life contract benefits	68,669	67,685
Total benefits and claims	6,754,128	5,604,332
Policy acquisition costs deferred	(3,615,460)	(2,308,033)
Amortization of deferred policy acquisition costs	764,346	823,548
Amortization of value of insurance business acquired	81,447	89,611
Commissions	3,572,572	2,103,122
Other underwriting, insurance and acquisition expenses	2,265,575	1,643,393
Total expenses	3,068,480	2,351,641
Total benefits, claims and expenses	9,822,608	7,955,973
Income before total federal income tax expense	1,802,092	1,211,447
Current federal income tax expense	303,002	-
Deferred federal income tax expense	76,894	271,066
Total federal income tax expense	379,896	271,066
Net income	$1,422,196	$940,381
Net income per common share basic and diluted	$0.18	$0.12

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,422,196	$940,381
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	5,127,250	(4,380,790)
Cumulative effect, adoption of accounting guidance for equity securities	-	(68,508)
Less net realized investment gains (losses) having no credit losses	40,075	(1,170)
Net unrealized gains (losses)	5,087,175	(4,448,128)
Less adjustment to deferred acquisition costs	12,497	(75,690)
Other comprehensive income (loss) before income tax expense (benefit)	5,074,678	(4,372,438)
Income tax expense (benefit)	1,065,684	(918,212)
Total other comprehensive income (loss)	4,008,994	(3,454,226)
Total comprehensive income (loss)	$5,431,190	$(2,513,845)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	940,381	940,381
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(3,454,226)	-	(3,454,226)
Balance as of March 31, 2018	$80,502	$28,684,598	$(893,947)	$1,306,725	$9,628,964	$38,806,842

Balance as of January 1, 2019	$80,502	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	1,422,196	1,422,196
Other comprehensive income	-	-	-	4,008,994	-	4,008,994
Balance as of March 31, 2019	$80,502	$28,684,598	$(893,947)	$1,432,363	$15,252,925	$44,556,441

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$1,422,196	$940,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	36,372	36,372
Accretion of discount on investments	(1,167,169)	(837,220)
Net realized investment losses (gains)	(53,720)	24,784
Amortization of policy acquisition cost	764,346	823,548
Policy acquisition cost deferred	(3,615,460)	(2,308,033)
Amortization of loan origination fees	7,460	13,365
Amortization of value of insurance business acquired	81,447	89,611
Allowance for mortgage loan losses	33,217	41,203
Provision for deferred federal income tax expense	76,894	271,066
Interest credited to policyholders	2,550,672	2,307,331
Change in assets and liabilities:
Policy loans	(25,467)	12,855
Short-term investments	(914,153)	(1,995,943)
Accrued investment income	(509,603)	(79,480)
Recoverable from reinsurers	(149,010)	167,449
Assets held in trust under coinsurance agreement	(19,715,191)	-
Agents' balances and due premiums	(102,830)	70,148
Other assets (excludes change in receivable for securities sold of $33,600 and ($303,014) in 2019 and 2018, respectively)	(1,152,822)	(228,358)
Future policy benefits	2,115,019	1,433,136
Policy claims	347,272	65,022
Other policy liabilities	5,338	2,139
Other liabilities (exclude change in payable for securities purchased of ($124,160) and ($132,961) in 2019 and 2018, respectively)	16,749,404	1,392,743
Net cash provided by (used in) operating activities	(3,215,788)	2,242,119

Investing activities
Purchases of fixed maturity securities	(6,536,434)	(6,885,843)
Maturities of fixed maturity securities	2,600,000	1,950,000
Sales of fixed maturity securities	799,846	629,791
Purchases of equity securities	(27,784)	(968)
Sales of equity securities	-	412
Joint venture distribution	23,824	-
Purchases of mortgage loans	(21,818,443)	(16,247,647)
Payments on mortgage loans	8,694,982	6,810,769
Purchases of other long-term investments	(5,629,292)	(4,737,503)
Payments on other long-term investments	2,850,460	2,711,668
Net change in receivable and payable for securities sold and purchased	(90,560)	(435,975)
Net cash used in investing activities	(19,133,401)	(16,205,296)

Financing activities
Policyholders' account deposits	70,719,584	7,433,520
Policyholders' account withdrawals	(8,740,280)	(7,160,631)
Net cash provided by financing activities	61,979,304	272,889

Increase (decrease) in cash and cash equivalents	39,630,115	(13,690,288)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159
Cash and cash equivalents, end of period	$69,295,720	$17,805,871

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2019, the Company foreclosed on one residential mortgage loan of real estate totaling $99,218 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Three Months Ended
March 31, 2019
Reductions in mortgage loans due to foreclosure	$99,218
Investment real estate held-for-sale acquired through foreclosure	(99,218)
Net cash used in investing activities	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

March 31, 2019

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2018.

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

March 31, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to March 31, 2019 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update 2018-11) to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record the right-of-use asset and the lease liability based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 (Accounting Standards Update 2018-11) and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Consequently, if this transition method is elected, an entity’s reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The amendments also provide lessors with a practical expedient to combine non-lease components (e.g., a fee for common area maintenance when leasing office space) with the associated lease component rather than accounting for those components separately if certain criteria are met. The updated guidance requires entities to recognize a right-of-use asset and lease liability equal to the present value of lease payments for all leases other than those that are less than one year. The updated guidance, as amended, is effective for reporting periods beginning after December 15, 2018.

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

The Company adopted this guidance in first quarter 2019. The adoption of this guidance in 2019 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance (Accounting Standards Update 2016-13) for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Intangibles - Goodwill and Other

In January 2017, the FASB issued updated guidance (Accounting Standards Update 2017-04) that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge by comparing a reporting unit’s fair value with its carrying amount and recognizing an impairment charge for the excess of the carrying amount over estimated fair value (i.e., Step 1 of current guidance). The implied fair value of goodwill is currently determined in Step 2 by deducting the fair value of all assets and liabilities of the reporting unit (determined in the same manner as a business combination) from the reporting unit’s fair value as determined in Step 1 (including any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1). The updated guidance requires an entity to perform its annual, or interim, impairment test by either: (1) an initial qualitative assessment of factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the reporting unit’s fair value is less than its carrying value, including goodwill (consistent with current guidance), or (2) applying Step 1.

The updated guidance is effective for reporting periods beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance (Accounting Standards Update 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

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

March 31, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued amendments (Accounting Standards Update 2018-13) to modify the disclosure requirements related to fair value measurements including the consideration of costs and benefits of producing the modified disclosures. The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until their effective date. The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2019 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$1,801,279	$2,054	$58,250	$1,745,083
States and political subdivisions	9,277,644	364,811	6,915	9,635,540
Residential mortgage-backed securities	22,252	26,041	-	48,293
Corporate bonds	103,183,030	2,633,218	1,107,842	104,708,406
Asset-backed	253,519	8,091	-	261,610
Foreign bonds	22,919,929	415,931	462,102	22,873,758
Total fixed maturity securities	137,457,653	3,450,146	1,635,109	139,272,690

Preferred stock	99,945	855	400	100,400

Equity securities
Mutual funds	91,982	-	11,731	80,251
Corporate common stock	99,100	36,922	-	136,022
Total equity securities	191,082	36,922	11,731	216,273
Total fixed maturity, preferred stock and equity securities	$137,748,680	$3,487,923	$1,647,240	$139,589,363

	December 31, 2018
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,681	$2,769	$91,739	$2,704,711
States and political subdivisions	9,295,973	215,000	32,941	9,478,032
Residential mortgage-backed securities	23,694	27,461	-	51,155
Corporate bonds	100,360,468	823,991	3,220,268	97,964,191
Asset-backed	253,598	7,820	-	261,418
Foreign bonds	21,687,103	75,525	1,069,936	20,692,692
Total fixed maturity securities	134,414,517	1,152,566	4,414,884	131,152,199

Preferred stock	99,945	-	9,365	90,580

Equity securities
Mutual funds	91,981	-	17,082	74,899
Corporate common stock	95,141	28,628	-	123,769
Total equity securities	187,122	28,628	17,082	198,668
Total fixed maturity, preferred stock and equity securities	$134,701,584	$1,181,194	$4,441,331	$131,441,447

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2019 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$486,296	$6,915	3
Corporate bonds	15,199,095	290,145	50
Foreign bonds	4,516,082	158,214	17
Total less than 12 months in an unrealized loss position	20,201,473	455,274	70
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,621,687	58,250	6
Corporate bonds	14,750,863	817,697	58
Foreign bonds	5,226,329	303,888	15
Total more than 12 months in an unrealized loss position	21,598,879	1,179,835	79
Total fixed maturity securities in an unrealized loss position	41,800,352	1,635,109	149
Preferred stock, less than 12 months in an unrealized loss position	49,600	400	1
Equity securities (mutual funds), less than 12 months in an unrealized loss position	80,249	11,731	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$41,930,201	$1,647,240	$151

	December 31, 2018
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$991,660	$2,419	1
States and political subdivisions	1,066,743	7,948	6
Corporate bonds	58,506,980	2,154,898	215
Foreign bonds	14,554,291	852,120	50
Total less than 12 months in an unrealized loss position	75,119,674	3,017,385	272
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,590,655	89,320	6
States and political subdivisions	518,969	24,993	4
Corporate bonds	7,107,831	1,065,370	30
Foreign bonds	1,376,680	217,816	5
Total more than 12 months in an unrealized loss position	10,594,135	1,397,499	45
Total fixed maturity securities in an unrealized loss position	85,713,809	4,414,884	317
Preferred stock, less than 12 months in an unrealized loss position	90,580	9,365	2
Equity securities (mutual funds), less than 12 months in an unrealized loss position	74,899	17,082	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$85,879,288	$4,441,331	$320

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

As of March 31, 2019, the Company held 149 available-for-sale fixed maturity securities with an unrealized loss of $1,635,109, fair value of $41,800,352 and amortized cost of $43,435,461. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2019. The ratio of the fair value to the amortized cost of these 149 securities is 96%.

As of December 31, 2018, the Company held 317 available-for-sale fixed maturity securities with an unrealized loss of $4,414,884, fair value of $85,713,809 and amortized cost of $90,128,693. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2018. The ratio of the fair value to the amortized cost of these 317 securities is 95%.

As of March 31, 2019, the Company held one equity security with an unrealized loss of $11,731, fair value of $80,249 and cost of $91,980. The ratio of fair value to cost of this security is 87%.

As of December 31, 2018, the Company held one equity security with an unrealized loss of $17,082, fair value of $74,899 and cost of $91,981. The ratio of fair value to cost of this security is 81%.

As of March 31, 2019, the Company held one preferred stock with an unrealized loss of $400, fair value of $49,600 and cost of $50,000. The ratio of fair value to cost of this preferred stock is 99%.

As of December 31, 2018, the Company held two preferred stocks with an unrealized loss of $9,365, fair value of $90,580 and cost of $99,945. The ratio of fair value to cost of these two preferred stocks is 91%.

Fixed maturity securities were 96% investment grade as rated by Standard & Poor’s as of March 31, 2019 and December 31, 2018.

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

There were no impairments during the three months ended March 31, 2019 and 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2019 and December 31, 2018, are summarized as follows:

	(Unaudited)
	March 31, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$1,815,492	$(3,271,683)
Adjustment to deferred acquisition costs	(2,373)	10,124
Deferred income taxes	(380,756)	684,928
Net unrealized appreciation (depreciation) on available-for-sale securities	$1,432,363	$(2,576,631)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $63,185,895 and $59,255,477 as of March 31, 2019 and December 31, 2018, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2019, by contractual maturity, are summarized as follows:

	March 31, 2019 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,038,344	$3,062,717	$8,952,216	$9,099,748
Due after one year through five years	28,377,978	28,984,355	27,610,745	30,380,461
Due after five years through ten years	43,330,357	43,678,550	18,314,803	23,039,451
Due after ten years	62,688,722	63,498,775	8,308,131	13,517,451
Due at multiple maturity dates	22,252	48,293	-	-
	$137,457,653	$139,272,690	$63,185,895	$76,037,111

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and equity securities for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities
	2019	2018	2019	2018
Proceeds	$3,399,846	$2,579,791	$-	$412
Gross realized gains	44,555	6,101	-	106
Gross realized losses	(4,480)	(7,271)	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three months ended March 31, 2019 and 2018 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale and equity securities for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2019	2018
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$5,077,355	$(4,375,840)
Preferred stock	9,820	(3,780)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	40,075	(1,170)
Equity securities, sale of securities	-	106
Equity securities, changes in fair value	13,645	(23,720)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2019	2018
Fixed maturity securities	$1,529,476	$1,630,474
Preferred stock and equity securities	34,218	5,083
Other long-term investments	1,150,757	970,056
Mortgage loans	3,182,848	2,488,413
Policy loans	32,273	29,083
Real estate	64,296	94,003
Short-term and other investments	244,840	41,742
Gross investment income	6,238,708	5,258,854
Investment expenses	(665,252)	(574,612)
Net investment income	$5,573,456	$4,684,242

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2019 and December 31, 2018, these required deposits, included in investment assets, had amortized costs that totaled $4,382,763 and $4,376,463, respectively. As of March 31, 2019 and December 31, 2018, these required deposits had fair values that totaled $4,352,112 and $4,292,657, respectively.

The Company’s mortgage loans by property type as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)
	March 31, 2019	December 31, 2018
Residential mortgage loans	$132,867,267	$120,108,297
Commercial mortgage loans by property type
Apartment	2,304,803	1,816,870
Industrial	1,146,212	1,156,157
Lodging	111,985	112,494
Office building	3,047,332	2,348,639
Retail	3,704,687	4,507,153
Total commercial mortgage loans by property type	10,315,019	9,941,313
Total mortgage loans	$143,182,286	$130,049,610

There were 15 loans with a remaining principal balance of $3,339,379 that were more than 90 days past due as of March 31, 2019. There were 11 loans with a remaining principal balance of $2,233,575 that were more than 90 days past due as of December 31, 2018.

There were no mortgage loans in default and in the foreclosure process as of March 31, 2019 and December 31, 2018.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)
	March 31, 2019	December 31, 2018
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,377,043)	(1,340,671)
Buildings net of accumulated depreciation	890,514	926,886
Residential real estate - held for sale	606,048	506,830
Total residential real estate	606,048	506,830
Investment real estate, net of accumulated depreciation	$2,454,877	$2,392,031

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

During 2019, the Company foreclosed on one residential mortgage loans of real estate totaling $99,218 and transferred that property to investment real estate that is now held for sale.

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

March 31, 2019

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2019 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,745,083	$-	$1,745,083
States and political subdivisions	-	9,635,540	-	9,635,540
Residential mortgage-backed securities	-	48,293	-	48,293
Corporate bonds	-	104,708,406	-	104,708,406
Asset-backed		261,610		261,610
Foreign bonds	-	22,873,758	-	22,873,758
Total fixed maturity securities	$-	$139,272,690	$-	$139,272,690

Preferred stock, available-for-sale	$100,400	$-	$-	$100,400

Equity securities
Mutual funds	$-	$80,251	$-	$80,251
Corporate common stock	68,026	-	67,996	136,022
Total equity securities	$68,026	$80,251	$67,996	$216,273

	December 31, 2018
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,704,711	$-	$2,704,711
States and political subdivisions	-	9,478,032	-	9,478,032
Residential mortgage-backed securities	-	51,155	-	51,155
Corporate bonds	-	97,964,191	-	97,964,191
Asset-backed	-	261,418	-	261,418
Foreign bonds	-	20,692,692	-	20,692,692
Total fixed maturity securities	$-	$131,152,199	$-	$131,152,199

Preferred stock, available-for-sale	$90,580	$-	$-	$90,580

Equity securities
Mutual funds	$-	$74,899	$-	$74,899
Corporate common stock	59,733	-	64,036	123,769
Total equity securities	$59,733	$74,899	$64,036	$198,668

As of March 31, 2019 and December 31, 2018, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

March 31, 2019

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2019 and March 31, 2018 is summarized as follows:

	Unaudited
	Three Months Ended March 31,
	2019	2018

Beginning balance	$64,036	$61,500
Joint venture net income	27,784	-
Joint venture distribution	(23,824)	-
Ending balance	$67,996	$61,500

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2019 and December 31, 2018, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2019 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$10,315,019	$10,043,300	$-	$-	$10,043,300
Residential	132,867,267	129,813,959	-	-	129,813,959
Policy loans	1,834,806	1,834,806	-	-	1,834,806
Short-term investments	1,810,524	1,810,524	1,810,524	-	-
Other long-term investments	63,185,895	76,037,111	-	-	76,037,111
Cash and cash equivalents	69,295,720	69,295,720	69,295,720	-	-
Accrued investment income	3,182,581	3,182,581	-	-	3,182,581
Total financial assets	$282,491,812	$292,018,001	$71,106,244	$-	$220,911,757
Financial liabilities
Policyholders' account balances	$333,310,416	$302,901,926	$-	$-	$302,901,926
Policy claims	1,449,529	1,449,529	-	-	1,449,529
Total financial liabilities	$334,759,945	$304,351,455	$-	$-	$305,351,455

	December 31, 2018
Financial assets
Mortgage loans on real estate
Commercial	$9,941,313	$9,698,226	$-	$-	$9,698,226
Residential	120,108,297	115,788,967	-	-	115,788,967
Policy loans	1,809,339	1,809,339	-	-	1,809,339
Short-term investments	896,371	896,371	896,371	-	-
Other long-term investments	59,255,477	69,641,358	-	-	69,641,358
Cash and cash equivalents	29,665,605	29,665,605	29,665,605	-	-
Accrued investment income	2,672,978	2,672,978	-	-	2,672,978
Total financial assets	$224,349,380	$230,172,844	$30,561,976	$-	$199,610,868
Financial liabilities
Policyholders' account balances	$297,168,411	$259,247,412	$-	$-	$259,247,412
Policy claims	1,102,257	1,102,257	-	-	1,102,257
Total financial liabilities	$298,270,668	$260,349,669	$-	$-	$260,349,669

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2019	2018
Revenues:
Life insurance operations	$6,471,048	$5,176,172
Annuity operations	4,970,032	3,878,137
Corporate operations	183,620	113,111
Total	$11,624,700	$9,167,420
Income before income taxes:
Life insurance operations	$197,559	$171,519
Annuity operations	1,502,612	957,389
Corporate operations	101,921	82,539
Total	$1,802,092	$1,211,447
Depreciation and amortization expense:
Life insurance operations	$830,461	$692,390
Annuity operations	59,164	270,506
Total	$889,625	$962,896

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets:
Life insurance operations	$74,435,037	$69,756,013
Annuity operations	443,558,892	357,797,728
Corporate operations	5,709,538	5,953,109
Total	$523,703,467	$433,506,850

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

March 31, 2019

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the March 31, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

March 31, 2019

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019 and 2018 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	4,050,528	(9,874)	4,040,654
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	31,660	-	31,660
Other comprehensive income	4,018,868	(9,874)	4,008,994
Balance as of March 31, 2019	$1,434,225	$(1,862)	$1,432,363

Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(3,514,945)	59,795	(3,455,150)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(924)	-	(924)
Other comprehensive loss	(3,514,021)	59,795	(3,454,226)
Balance as of March 31, 2018	$1,329,040	$(22,315)	$1,306,725

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the three months ended March 31, 2019 and 2018 are summarized as follows:

		Income Tax
	Pretax	Expense	Net of Tax
	Three Months Ended March 31, 2019 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,127,250	$1,076,722	$4,050,528
Reclassification adjustment for net losses included in operations having no credit losses	40,075	8,415	31,660
Net unrealized gains on investments	5,087,175	1,068,307	4,018,868
Adjustment to deferred acquisition costs	(12,497)	(2,623)	(9,874)
Total other comprehensive income	$5,074,678	$1,065,684	$4,008,994

	Three Months Ended March 31, 2018 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,449,298)	$(934,353)	$(3,514,945)
Reclassification adjustment for net losses included in operations having no credit losses	(1,170)	(246)	(924)
Net unrealized losses on investments	(4,448,128)	(934,107)	(3,514,021)
Adjustment to deferred acquisition costs	75,690	15,895	59,795
Total other comprehensive loss	$(4,372,438)	$(918,212)	$(3,454,226)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2019	2018
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$40,075	$(1,170)
Income tax expense (benefit) (b)	8,415	(246)
Total reclassification adjustments	$31,660	$(924)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of March 31, 2019, $825,244 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2019, $569,604 of that escrow amount is available to the Company as additional collateral on $5,713,102 of advances to the loan originator. The remaining March 31, 2019 escrow amount of $255,640 is available to the Company as additional collateral on its investment of $51,127,965 in residential mortgage loans on real estate. In addition, the Company has an additional $457,383 allowance for possible loan losses in the remaining $92,054,321 of investments in mortgage loans on real estate as of March 31, 2019.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2019 and 2018 are summarized as follows (excluding $51,127,965 and $35,129,998 of mortgage loans on real estate as of March 31, 2019 and 2018, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	31,339	36,982	1,878	4,221	33,217	41,203
Allowance, ending	$405,548	$370,771	$51,835	$13,247	$457,383	$384,018

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$405,548	$370,771	$51,835	$13,247	$457,383	$384,018

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$81,739,302	$74,146,027	$10,315,019	$2,636,173	$92,054,321	$76,782,200

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2019 and December 31, 2018 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Over 70% to 80%	$31,099,467	$23,205,637	$278,688	$280,020	$31,378,155	$23,485,657
Over 60% to 70%	47,817,237	43,631,465	1,693,632	2,216,436	49,510,869	45,847,901
Over 50% to 60%	26,639,540	24,890,831	1,672,687	752,181	28,312,227	25,643,012
Over 40% to 50%	14,988,637	16,055,231	2,151,478	1,670,263	17,140,115	17,725,494
Over 30% to 40%	6,068,811	5,984,097	3,132,176	3,341,616	9,200,987	9,325,713
Over 20% to 30%	2,835,783	3,249,410	1,147,885	1,429,085	3,983,668	4,678,495
Over 10% to 20%	2,423,121	2,233,102	238,473	251,712	2,661,594	2,484,814
10% or less	994,671	858,524	-	-	994,671	858,524
Total	$132,867,267	$120,108,297	$10,315,019	$9,941,313	$143,182,286	$130,049,610

9.  Coinsurance

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturity, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2018.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued updated guidance (Accounting Standards Update 2018-11) to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record the right-of-use asset and the lease liability based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 (Accounting Standards Update 2018-11) and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Consequently, if this transition method is elected, an entity’s reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The amendments also provide lessors with a practical expedient to combine non-lease components (e.g., a fee for common area maintenance when leasing office space) with the associated lease component rather than accounting for those components separately if certain criteria are met. The updated guidance requires entities to recognize a right-of-use asset and lease liability equal to the present value of lease payments for all leases other than those that are less than one year. The updated guidance, as amended, is effective for reporting periods beginning after December 15, 2018.

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

The Company adopted this guidance in first quarter 2019. The adoption of this guidance in 2019 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance (Accounting Standards Update 2016-13) for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

Intangibles - Goodwill and Other

In January 2017, the FASB issued updated guidance (Accounting Standards Update 2017-04) that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge by comparing a reporting unit’s fair value with its carrying amount and recognizing an impairment charge for the excess of the carrying amount over estimated fair value (i.e., Step 1 of current guidance). The implied fair value of goodwill is currently determined in Step 2 by deducting the fair value of all assets and liabilities of the reporting unit (determined in the same manner as a business combination) from the reporting unit’s fair value as determined in Step 1 (including any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1). The updated guidance requires an entity to perform its annual, or interim, impairment test by either: (1) an initial qualitative assessment of factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the reporting unit’s fair value is less than its carrying value, including goodwill (consistent with current guidance), or (2) applying Step 1.

The updated guidance is effective for reporting periods beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance (Accounting Standards Update 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improves the timeliness of recognizing changes in the liability for future policy benefits, modifies the rate used to discount future cash flows, simplifies and improves accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplifies the amortization of deferred acquisitions costs and expands required disclosures. The expanded disclosure requires an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

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

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued amendments (Accounting Standards Update 2018-13) to modify the disclosure requirements related to fair value measurements including the consideration of costs and benefits of producing the modified disclosures. The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until their effective date. The adoption of this guidance in 2020 is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2019 and 2018

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,530,806	$4,486,735	$1,044,071
Net investment income	5,573,456	4,684,242	889,214
Net realized investment gains (losses)	53,720	(24,784)	78,504
Service fees	427,734	3,400	424,334
Other income	38,984	17,827	21,157
Total revenues	11,624,700	9,167,420	2,457,280
Benefits and claims	6,754,128	5,604,332	1,149,796
Expenses	3,068,480	2,351,641	716,839
Total benefits, claims and expenses	9,822,608	7,955,973	1,866,635
Income before federal income tax expense	1,802,092	1,211,447	590,645
Federal income tax expense	379,896	271,066	108,830
Net income	$1,422,196	$940,381	$481,815
Net income per common share basic and diluted	$0.18	$0.12	$0.06

Consolidated Condensed Financial Position as of March 31, 2019 and December 31, 2018

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 to 2018
Investment assets	$352,057,751	$325,844,275	$26,213,476
Other assets	171,645,716	107,662,575	63,983,141
Total assets	$523,703,467	$433,506,850	$90,196,617

Policy liabilities	$393,214,368	$354,604,734	$38,609,634
Funds withheld under coinsurance agreement	57,673,090	29,285,119	28,387,971
Deferred federal income taxes	3,516,056	2,373,478	1,142,578
Other liabilities	24,743,512	8,118,268	16,625,244
Total liabilities	479,147,026	394,381,599	84,765,427
Shareholders' equity	44,556,441	39,125,251	5,431,190
Total liabilities and shareholders' equity	$523,703,467	$433,506,850	$90,196,617

Shareholders' equity per common share	$5.71	$5.01	$0.70

Results of Operations – Three Months Ended March 31, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,530,806	$4,486,735	$1,044,071
Net investment income	5,573,456	4,684,242	889,214
Net realized investment gains (losses)	53,720	(24,784)	78,504
Service fees	427,734	3,400	424,334
Other income	38,984	17,827	21,157
Total revenues	$11,624,700	$9,167,420	$2,457,280

The $2,457,280 increase in total revenues for the three months ended March 31, 2019 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$344,885	$50,854	$294,031
Ordinary life renewal	575,496	574,364	1,132
Final expense first year	1,164,306	1,148,028	16,278
Final expense renewal	3,318,628	2,627,279	691,349
Supplementary contracts with life contingencies	127,491	86,210	41,281
Total premiums	$5,530,806	$4,486,735	$1,044,071

The $1,044,071 increase in premiums for the three months ended March 31, 2019 is primarily due to a $691,349 increase in final expense renewal premiums and a $294,031 increase in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life first year premiums primarily reflects ordinary life insurance policies sold in the international market that the Company started assuming in fourth quarter 2018.

The increase in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining lifetime instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$1,529,476	$1,630,474	$(100,998)
Preferred stock and equity securities	34,218	5,083	29,135
Other long-term investments	1,150,757	970,056	180,701
Mortgage loans	3,182,848	2,488,413	694,435
Policy loans	32,273	29,083	3,190
Real estate	64,296	94,003	(29,707)
Short-term and other investments	244,840	41,742	203,098
Gross investment income	6,238,708	5,258,854	979,854
Investment expenses	(665,252)	(574,612)	90,640
Net investment income	$5,573,456	$4,684,242	$889,214

The $979,854 increase in gross investment income for the three months ended March 31, 2019 is primarily due to the increase in investments in mortgage loans, short-term and other investments and other long-term investments that exceeded a decrease in investment income from fixed matured securities. In the twelve months since March 31, 2018, we had increased investments in mortgage loans of $31.3 million and other long term investments of $4.4 million. The increase in short-term and other investments is due to the increase in cash and cash equivalents and higher interest rates offered by the banking institutions. The decline in income from fixed maturity securities can be attributed to the decrease in investments of $10.2 million over the twelve months since March 31, 2018.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity available-for-sale, equity securities sold and changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$3,399,846	$2,579,791	$820,055
Amortized cost at sale date	3,359,771	2,580,961	778,810
Net realized gains (losses)	$40,075	$(1,170)	$41,245
Equity securities sold:
Sale proceeds	$-	$412	$(412)
Cost at sale date	-	306	(306)
Net realized gains	$-	$106	$(106)

Equity securities, changes in fair value	$13,645	$(23,720)	$37,365

Net realized investment gains (losses)	$53,720	$(24,784)	$78,504

Service Fees

The $424,334 increase in service fees for the three months ended March 31, 2019 is primarily due to ceding fees related to the TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$2,151,600	$1,439,591	$712,009
Death benefits	1,632,780	1,562,056	70,724
Surrenders	350,407	227,669	122,738
Interest credited to policyholders	2,550,672	2,307,331	243,341
Dividend, endowment and supplementary life contract benefits	68,669	67,685	984
Total benefits and claims	6,754,128	5,604,332	1,149,796
Expenses
Policy acquisition costs deferred	(3,615,460)	(2,308,033)	(1,307,427)
Amortization of deferred policy acquisition costs	764,346	823,548	(59,202)
Amortization of value of insurance business acquired	81,447	89,611	(8,164)
Commissions	3,572,572	2,103,122	1,469,450
Other underwriting, insurance and acquisition expenses	2,265,575	1,643,393	622,182
Total expenses	3,068,480	2,351,641	716,839
Total benefits, claims and expenses	$9,822,608	$7,955,973	$1,866,635

The $1,866,635 increase in total benefits, claims and expenses for the three months ended March 31, 2019 is discussed below.

Benefits and Claims

The $1,149,796 increase in benefits and claims for the three months ended March 31, 2019 is primarily due to the following:

●	$712,009 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$243,341 increase in interest credited to policyholders is primarily due to an increase of approximately $37.8 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2018.

●	$122,738 increase in surrenders primarily corresponding to lapsation decisions of ordinary life policyholders.

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

For the three months ended March 31, 2019 and 2018, capitalized costs were $3,615,460 and $2,308,033, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2019 and 2018 were $764,346 and $823,548, respectively.

The $1,307,427 increase in the 2019 acquisition costs deferred primarily relates to increased annuity production and deferral of increased eligible annuity commissions. There was a $59,202 decrease in the 2019 amortization of deferred acquisition costs.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $81,447 and $89,611 for the three months ended March 31, 2019 and 2018, respectively.

Commissions

Our commissions for the three months ended March, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Annuity	$1,466,822	$406,931	$1,059,891
Ordinary life first year	378,455	47,659	330,796
Ordinary life renewal	13,368	17,698	(4,330)
Final expense first year	1,387,243	1,374,440	12,803
Final expense renewal	326,684	256,394	70,290
Total commissions	$3,572,572	$2,103,122	$1,469,450

The $1,469,450 increase in commissions for the three months ended March 31, 2019 is primarily due to a $1,059,891 (due to a $35,002,420 increase in retained annuity deposits) increase in annuity commissions, $330,796 (due to $294,031 increase in ordinary life first year premiums) increase in ordinary life first year commissions and a $70,290 (due to $691,349 increase in final expense renewal premiums) increase in final expense renewal commissions.

Other Underwriting, Insurance and Acquisition Expenses

The $622,182 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2019 was primarily related to increased 2019 expenses for the international business initiative, increased salaries and benefits due to increased salary and bonus levels and increased third party administration fees primarily related to the increased number of policies in force and increased service requests.

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

For the three months ended March 31, 2019, current income tax expense was $303,002. For the three months ended March 31, 2019 and 2018, deferred federal income tax expense was $76,894 and $271,066, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,422,196 ($0.18 per common share basic and diluted) and $940,381 ($0.12 per common share basic and diluted) for the three months ended March 31, 2019 and 2018, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares basic and diluted for the three months ended March 31, 2019 and 2018 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$6,471,048	$5,176,172	$1,294,876
Annuity operations	4,970,032	3,878,137	1,091,895
Corporate operations	183,620	113,111	70,509
Total	$11,624,700	$9,167,420	$2,457,280
Income before federal income taxes:
Life insurance operations	$197,559	$171,519	$26,040
Annuity operations	1,502,612	957,389	545,223
Corporate operations	101,921	82,539	19,382
Total	$1,802,092	$1,211,447	$590,645

Life Insurance Operations

The $1,294,876 increase in revenues from Life Insurance Operations for the three months ended March 31, 2019 is primarily due to the following:

●	$1,044,071 increase in premiums

●	$216,656 increase in net investment income

●	$21,015 increase in other income

●	$13,134 increase in net realized investment gains

The $26,040 increased profitability from Life Insurance Operations for the three months ended March 31, 2019 is primarily due to the following:

●	$1,044,071 increase in premiums

●	$309,803 increase in policy acquisition costs deferred net of amortization

●	$216,656 increase in net investment income

●	$21,015 increase in other income

●	$13,134 increase in net realized investment gains

●	$4,082 decrease in amortization of value of insurance business acquired

●	$984 increase in dividend, endowment and supplementary life contract benefits

●	$70,724 increase in death benefits

●	$122,738 increase in surrenders

●	$266,707 increase in other underwriting, insurance and acquisition expenses

●	$409,559 increase in commissions

●	$712,009 increase in future policy benefits

Annuity Operations

The $1,091,895 increase in revenues from Annuity Operations for the three months ended March 31, 2019 is due to the following:

●	$598,790 increase in net investment income

●	$427,735 increase in other income

●	$65,370 increase in net realized investment gains

The $545,223 increased profitability from Annuity Operations for the three months ended March 31, 2019 is due to the following:

●	$1,056,826 increase in policy acquisition costs deferred net of amortization

●	$598,790 increase in net investment income

●	$427,735 increase in other income

●	$65,370 increase in net realized investment gains

●	$4,082 decrease in amortization of value of insurance business acquired

●	$243,341 increase in interest credited to policyholders

●	$304,348 increase in other underwriting, insurance and acquisition expenses

●	$1,059,891 increase in commissions

Corporate Operations

The $70,509 increase in revenues from Corporate Operations for the three months ended March 31, 2019 is due to $73,768 of increased net investment income that exceeded $3,259 of decreased other income from service fees.

The $19,382 increase in Corporate Operations profitability for the three months ended March 31, 2019 is primarily due to $73,768 of increased net investment income that exceeded $51,127 of increased operating expenses and $3,259 of decreased other income from service fees.

Consolidated Financial Condition

Our invested assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $137,457,653 and $134,414,517 as of March 31, 2019 and December 31, 2018, respectively)	$139,272,690	$131,152,199	$8,120,491
Available-for-sale preferred stock at fair value (cost: $99,945 as of March 31, 2019 and December 31, 2018)	100,400	90,580	9,820
Equity securities at fair value (cost: $191,082 and $187,122 as of March 31, 2019 and December 31, 2018, respectively)	216,273	198,668	17,605
Mortgage loans on real estate	143,182,286	130,049,610	13,132,676
Investment real estate	2,454,877	2,392,031	62,846
Policy loans	1,834,806	1,809,339	25,467
Short-term investments	1,810,524	896,371	914,153
Other long-term investments	63,185,895	59,255,477	3,930,418
Total investments	$352,057,751	$325,844,275	$26,213,476

The $8,120,491 increase and $238,768 decrease in fixed maturity available-for-sale securities for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$131,152,199	$149,683,139
Purchases	6,536,434	6,885,843
Unrealized appreciation (depreciation)	5,077,355	(4,375,840)
Net realized investment gains (losses)	40,075	(1,170)
Sales proceeds	(799,846)	(629,791)
Maturities	(2,600,000)	(1,950,000)
Premium amortization	(133,527)	(167,810)
Increase (decrease)	8,120,491	(238,768)
Fixed maturity securities, available-for-sale, ending	$139,272,690	$149,444,371

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

The $9,820 increase and $3,780 decrease in preferred stock available-for-sale for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Preferred stock, available-for-sale, beginning	$90,580	$100,720
Unrealized appreciation (depreciation)	9,820	(3,780)
Increase (decrease)	9,820	(3,780)
Preferred stock, available-for-sale, ending	$100,400	$96,940

Preferred stock available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $17,605 increase and $23,058 decrease in equity securities for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Equity securities, beginning	$198,668	$571,427
Purchases	27,784	968
Sales proceeds	-	(412)
Joint venture distributions	(23,824)	-
Net realized investment gains sale of securities	-	106
Net realized investment gains (losses), changes in fair value	13,645	(23,720)
Increase (decrease)	17,605	(23,058)
Equity securities, ending	$216,273	$548,369

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The $13,132,676 and $9,415,747 increases in mortgage loans on real estate for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Mortgage loans on real estate, beginning	$130,049,610	$102,496,451
Purchases	21,818,443	16,247,647
Discount accretion	149,110	33,437
Payments	(8,694,982)	(6,810,769)
Foreclosed - transferred to real estate	(99,218)	-
Increase in allowance for bad debts	(33,217)	(41,203)
Amortization of loan origination fees	(7,460)	(13,365)
Increase	13,132,676	9,415,747
Mortgage loans on real estate, ending	$143,182,286	$111,912,198

The $62,846 increase and $36,372 decrease in investment real estate for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Investment real estate, beginning	$2,392,031	$2,382,966
Real estate acquired through mortgage loan foreclosure	99,218	-
Depreciation of building	(36,372)	(36,372)
Increase (decrease)	62,846	(36,372)
Investment real estate, ending	$2,454,877	$2,346,594

The $3,930,418 and $2,997,428 increases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Other long-term investments, beginning	$59,255,477	$55,814,583
Purchases	5,629,292	4,737,503
Accretion of discount	1,151,586	971,593
Payments	(2,850,460)	(2,711,668)
Increase	3,930,418	2,997,428
Other long-term investments, ending	$63,185,895	$58,812,011

Our assets other than invested assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018

Cash and cash equivalents	$69,295,720	$29,665,605	$39,630,115
Accrued investment income	3,182,581	2,672,978	509,603
Recoverable from reinsurers	2,472,167	2,323,157	149,010
Assets held in trust under coinsurance agreement	45,209,891	25,494,700	19,715,191
Agents' balances and due premiums	1,521,746	1,418,916	102,830
Deferred policy acquisition costs	32,520,354	29,681,737	2,838,617
Value of insurance business acquired	5,104,423	5,185,870	(81,447)
Other assets	12,338,834	11,219,612	1,119,222
Assets other than investment assets	$171,645,716	$107,662,575	$63,983,141

The $39,630,115 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $19,715,191 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a fund withheld basis.

The $2,838,617 and $1,560,175 increases in deferred policy acquisition costs for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Balance, beginning of year	$29,681,737	$24,555,902
Capitalization of commissions, sales and issue expenses	3,615,460	2,308,033
Amortization	(764,346)	(823,548)
Deferred acquisition costs allocated to investments	(12,497)	75,690
Increase	2,838,617	1,560,175
Balance, end of year	$32,520,354	$26,116,077

Our other assets as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018
Advances to mortgage loan originator	$5,713,102	$4,942,870	$770,232
Federal and state income taxes recoverable	4,907,953	4,492,793	415,160
Notes receivable	446,715	446,978	(263)
Accrual of mortgage loan and long-term investment payments due	844,650	1,045,634	(200,984)
Receivable for securities sold	-	33,600	(33,600)
Guaranty funds	65,880	69,740	(3,860)
Lease asset - right to use	153,422	-	153,422
Other receivables, prepaid assets and deposits	207,112	187,997	19,115
Total other assets	$12,338,834	$11,219,612	$1,119,222

There was a $770,232 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $415,160 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

The Company reported a lease asset of $153,422 as of March 31, 2019, in accordance with the lease guidance adopted in 2019.

There was a $200,984 decrease in the accrual of mortgage loans and long-term investment payments due based upon the scheduled timing of investment payments remitted by the third party servicers. Those cash payments were received in April 2019.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018

Policy liabilities
Policyholders' account balances	$333,310,416	$297,168,411	$36,142,005
Future policy benefits	58,376,526	56,261,507	2,115,019
Policy claims	1,449,529	1,102,257	347,272
Other policy liabilities	77,897	72,559	5,338
Total policy liabilities	393,214,368	354,604,734	38,609,634
Funds withheld under coinsurance agreement	57,673,090	29,285,119	28,387,971
Deferred federal income taxes	3,516,056	2,373,478	1,142,578
Other liabilities	24,743,512	8,118,268	16,625,244
Total liabilities	$479,147,026	$394,381,599	$84,765,427

The $36,142,005 and $2,580,220 increases in policyholders’ account balances for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
	Amount	Amount
Policyholders' account balances, beginning	$297,168,411	$292,909,762
Deposits	70,719,584	7,433,520
Withdrawals	(8,740,280)	(7,160,631)
Change in funds withheld under coinsurance agreement	(28,387,971)	-
Interest credited	2,550,672	2,307,331
Increase	36,142,005	2,580,220
Policyholders' account balances, ending	$333,310,416	$295,489,982

The $2,115,019 increase in future policy benefits during the three months ended March 31, 2019 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $1,142,578 increase in deferred federal income taxes during the three months ended March 31, 2019 was due to $1,065,684 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $76,894 of operating deferred federal tax expense.

The $28,387,971 increase in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018
Suspense accounts payable	$23,998,896	$7,379,975	$16,618,921
Accounts payable	98,597	47,309	51,288
Accrued expenses payable	500,000	668,000	(168,000)
Payable for securities purchased	269,602	393,762	(124,160)
Guaranty fund assessments	38,000	35,000	3,000
Unearned investment income	104,568	71,234	33,334
Deferred revenue	16,246	18,953	(2,707)
Unclaimed funds	60,862	39,325	21,537
Lease liability	153,422	-	153,422
Other payables, withholdings and escrows	(496,681)	(535,290)	38,609
Total other liabilities	$24,743,512	$8,118,268	$16,625,244

The $16,618,921 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The Company reported a lease liability of $153,422 as of March 31, 2019, in accordance with the lease guidance adopted in 2019.

The $168,000 decrease in accrued expenses payable is primarily due to a reduction in the March 2019 accrual for agency conference and acquisition expenses.

As of March 31, 2019, the Company had $269,602 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $393,762 of security purchases overlapping financial reporting periods as of December 31, 2018.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2019, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2019, we had cash and cash equivalents totaling $69,295,720. As of March 31, 2019, cash and cash equivalents of $22,262,431 and $45,508,572, respectively, totaling $67,771,003 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $2,073,443 in 2019 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $988,218 in 2019 without prior approval. FBLIC paid dividends of $760,347 to TLIC in 2018 but none in 2019. TLIC has paid no dividends to FTFC in 2019 and 2018.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $9,989,538 and $14,663,402 as of March 31, 2019 and December 31, 2018, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of March 31, 2019 and December 31, 2018.

Our cash flows for the three months ended March 31, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Net cash provided by (used in) operating activities	$(3,215,788)	$2,242,119	$(5,457,907)
Net cash used in investing activities	(19,133,401)	(16,205,296)	(2,928,105)
Net cash provided by financing activities	61,979,304	272,889	61,706,415
Increase (decrease) in cash and cash equivalents	39,630,115	(13,690,288)	53,320,403
Cash and cash equivalents, beginning of period	29,665,605	31,496,159	(1,830,554)
Cash and cash equivalents, end of period	$69,295,720	$17,805,871	$51,489,849

The $3,215,788 of cash used in operating activities and $2,242,119 of cash provided by operating activities for the three months ended March 31, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2019	2018	2019 less 2018
Premiums collected	$5,520,968	$4,494,584	$1,026,384
Net investment income collected	4,131,003	4,330,779	(199,776)
Other income collected	466,718	21,227	445,491
Death benefits paid	(1,434,518)	(1,329,585)	(104,933)
Surrenders paid	(350,407)	(227,669)	(122,738)
Dividends and endowments paid	(68,641)	(67,866)	(775)
Commissions paid	(3,661,303)	(2,039,550)	(1,621,753)
Other underwriting, insurance and acquisition expenses paid	(2,258,740)	(2,868,303)	609,563
Taxes paid	(718,166)	(456,940)	(261,226)
Increased assets held in trust under coinsurance agreement	(19,715,191)	-	(19,715,191)
Increased advances to mortgage loan originator	(770,232)	(314,637)	(455,595)
Increased deposits of pending policy applications	16,618,921	2,689,635	13,929,286
Increased short-term investments	(914,153)	(1,995,943)	1,081,790
(Increased) decreased policy loans	(25,467)	12,855	(38,322)
Other	(36,580)	(6,468)	(30,112)
Increase (decrease) in cash provided by operating activities	$(3,215,788)	$2,242,119	$(5,457,907)

Please see the statements of cash flows for the three months ended March 31, 2019 and 2018 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2019	December 31, 2018	2019 less 2018

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of March 31, 2019 and December 31, 2018 and 7,802,593 outstanding as of March 31, 2019 and December 31, 2018)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of March 31, 2019 and December 31, 2018)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	1,432,363	(2,576,631)	4,008,994
Accumulated earnings	15,252,925	13,830,729	1,422,196
Total shareholders' equity	$44,556,441	$39,125,251	$5,431,190

The increase in shareholders’ equity of $5,431,190 for the three months ended March 31, 2019 is due to $4,008,994 in other comprehensive income and $1,422,196 in net income.

Equity per common share outstanding increased 14.0% from $5.01 per share as of December 31, 2018 to $5.71 per share as of March 31, 2019, based upon 7,802,593 common shares outstanding as of both March 31, 2019 and December 31, 2018.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2019 or 2018. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $1,815,492 and ($3,271,683) as of March 31, 2019 and December 31, 2018, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $5,127,250 in unrealized gains arising for the three months ended March 31, 2019 has been offset by 2019 net realized investment gains of $40,075 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $5,087,175.

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

As of March 31, 2019, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 21.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of March 31, 2019, the Company has outstanding advances to this loan originator totaling $5,713,102. The advances are secured by $5,546,540 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,288,873 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of March 31, 2019, $825,244 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of March 31, 2019, $569,604 of that escrow amount is available to the Company as additional collateral on $5,713,102 of advances to the loan originator. The remaining March 31, 2019 escrow amount of $255,640 is available to the Company as additional collateral on its investment of $51,127,965 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2019 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the March 31, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 14, 2019	By: /s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2019	By: /s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer