Form 10-K/A
period 2018-12-31
First Trinity Financial CORP
filed 2019-06-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of May 31, 2019: 7,802,593 shares

Securities registered pursuant to Section 12(b) of the Act:  None.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIRST TRINITY FINANCIAL CORPORATION

FORM 10-K/A

Explanatory Note

First Trinity Financial Corporation (“FTFC” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Report”) with the Securities and Exchange Commission on March 14, 2019. The Report contained Parts I, II and IV of Form 10-K and indicated that Part III was deemed incorporated by reference from its proxy statement for the annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934. As a result of certain corporate developments, it was impracticable for the Company to file definitive proxy material within 120 days following its fiscal year ended December 31, 2018. Part III of Form 10-K is therefore filed herewith as Amendment No. 1 to the Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following sets forth certain information regarding the current Directors of First Trinity Financial Corporation including age, position with the Company, principal occupation and term of service. The Company’s Directors serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

			Director
Name of Director	Age	Position/Principal Occupation	Since
Gregg E. Zahn (4)	57	Director; Chairman, President and Chief Executive Officer of First Trinity	2004
William S. Lay (3) (4)	79	Director; Vice President and Chief Investment Officer of First Trinity	2007
Bill H. Hill (1) (2)	78	Director; Former President of Eastern Oklahoma State College	2004
Charles W. Owens (3) (4)	64	Director; Insurance and Marketing Services	2004
George E. Peintner (2) (4)	65	Director; Marketing Company	2004
Gary L. Sherrer (1) (3)	70	Director; Former Assistant Vice President, Division of Agricultural Sciences and Natural Resources for Oklahoma State University Foundation	2004
Will W. Klein (1) (2)	86	Director; Insurance Company Chief Executive Officer	2011
Gerald J. Kohout (1) (2)	78	Director; Former Officer and Director of Life and Health Insurance Companies	2015

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Investment Committee

The following is a brief description of the business backgrounds of the directors.

Gregg E. Zahn has been a member of the Board of Directors since inception in 2004. He is President, Chief Executive Officer and Chairman of the Board of Directors of First Trinity. He has been President and Chief Executive Officer since October 2007 and became Chairman in 2011. From 2004 until October 2007 he was First Trinity’s Director of Training and Recruiting. He is President, Chief Executive Officer, Chairman and Director of Trinity Life Insurance Company (“TLIC”) and First Trinity Capital Corporation (“FTCC”) and has served in those positions since October 2007. He was Executive Vice President of First Life America Corporation of Topeka, Kansas (acquired in 2008 and merged with TLIC in 2009) from December 2008 until August 2009. He became Chairman, Chief Executive Officer and Director of Family Benefit Life Insurance Company (“FBLIC”) in December 2011. He became Chairman of Texas Republic Capital Corporation (“TRCC”) in 2012. He also became Chairman of Royalty Capital Corporation (“RCC”) in 2013. Between 1997 and March 2004, Mr. Zahn served as Marketing Vice President of First Alliance Insurance Company of Lexington, Kentucky and as Assistant to the President of First Alliance Corporation and Mid American Alliance Corporation. He was President of Alliance Insurance Management from 2001 to 2003.

William S. Lay has been a member of the Board of Directors since 2007. He has been First Trinity’s Vice President, Chief Investment Officer since March 2011 and served as Chief Financial Officer from April, 2007 through June, 2010 and Secretary and Treasurer from April, 2007 through March, 2011. He also serves as an Officer and Director of TLIC, FBLIC, FTCC, TRCC and RCC. For the past six years, Mr. Lay has been a financial officer and business consultant, specializing in corporate financial and consulting services for small sized entrepreneurial companies. Prior to that, Mr. Lay was an officer and director of numerous life insurance companies and also has experience in business acquisitions, mergers and reorganizations.

Bill H. Hill has been a member of the Board of Directors since inception in 2004. He also serves as a Director of TLIC, FBLIC and FTCC. He was President of Eastern Oklahoma State College, in Wilburton, OK from 1986-2000. He retired in 2000 and has been a rancher since that time.

Charles W. Owens has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC, FBLIC and FTCC. Mr. Owens has served as the President and Owner of Tinker Owens Insurance and Marketing Services since its inception in 1988.

George E. Peintner has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC, FBLIC and FTCC. Mr. Peintner is the Owner of Peintner Enterprises, a marketing company established in 1980.

Gary L. Sherrer has been a member of the Board of Directors since inception in 2004 and in 2017 was appointed the Company’s Oklahoma Legislative Liaison. He is a Director of TLIC, FBLIC and FTCC. He retired from Oklahoma State University where he served as Assistant Vice President for External Affairs for the Division of Agricultural Sciences and Natural Resources. Mr. Sherrer previously was Assistant Chief Executive Officer of KAMO Power, Oklahoma’s first Secretary of Agriculture, Oklahoma’s Commissioner of Agriculture, Oklahoma’s second and sixth Secretary of Environment and Director of Oklahoma’s Water Resources Board. He also served for four terms in the Oklahoma House of Representatives and in the United States Army as a combat medic in Vietnam.

Will W. Klein has been a member of the Board of Directors since 2011. He also serves as a Director of TLIC, FBLIC and FTCC. He has been Chief Executive Officer of SkyMed International, Inc. since 1993. Mr. Klein was named to The Order of Canada in 1983, the country’s highest civilian honor.

Gerald J. Kohout has been a member of the FBLIC Board of Directors since 2013. He also has served as a Director of FTFC, TLIC and FTCC since 2015. He is a retired officer and director of numerous life and health insurance companies spanning a period of several decades. Mr. Kohout has extensive experience in the administrative operations of life and health insurance companies with significant experience in business mergers, acquisitions, logistics and reorganizations.

Executive Officers

The following sets forts information regarding the current executive officers of First Trinity Financial Corporation including age, current and prior positions with the Company and term of service. The Company’s Executive Officers serve a term of one year as elected by the Board of Directors or until their successors are duly elected and qualified.

Name of Director	Age	Position / Principal Occupation	Employee Since
Gregg E. Zahn (1)	57	Chairman, President and Chief Executive Officer	2004
Jeffrey J. Wood (2)	65	Chief Financial Officer, Secretary and Treasurer	2010
William S. Lay (3)	79	Vice President and Chief Investment Officer	2007

(1)	Mr. Zahn was elected President and Chief Executive Officer in October 2007 and Chairman in May 2011 and previously served as Director of Training and Recruiting from 2004 through October 2007.
(2)	Mr. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.
(3)	Mr. Lay was elected Vice President and Chief Investment Officer in March 2011 and previously served as Chief Financial Officer, Secretary and Treasurer since 2007.

There are no family relationships between directors or officers.

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

Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during 2018, the Company believes that its executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them.

Corporate Governance

The Company has a Code of Conduct and Ethics (“Code”) applicable to all directors and employees, including our Chairman of the Board, Chief Executive Officer and other senior executives, to help ensure that our business is conducted in accordance with high standards of ethical behavior. The Code is published on our website at www.firsttrinityfinancial.com under “Corporate Governance” and may be obtained free of charge by contacting our corporate offices at (918) 249-2438 or requesting a copy in writing to 7633 East 63rd Place, Suite 230, Tulsa, Oklahoma 74113.

The Company’s Board of Directors, Executive Officers, Officers and Management annually complete and verify biographical affidavits, questionnaires and conflict and interest forms to document compliance with the Code.

The Company has four major committees to ensure that First Trinity Financial Corporation’s activities, decisions and transactions are subject to review and scrutiny.

Audit Committee

The Audit Committee of the Board of Directors is currently composed of four directors: Will W. Klein (chairman), Bill H. Hill, Gerald J. Kohout and Gary L. Sherrer, each of whom is determined to be an independent director as the term is defined by the NASDAQ listing standards. The Board of Directors has also determined that Mr. Klein qualifies as an "audit committee financial expert," as defined in applicable SEC rules.

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 to oversee the Company's financial reporting process, the system of internal financial controls and audits of its financial statements. The Audit Committee (1) provides oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements, (2) assists the Board of Directors in oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent public accounting firm’s qualifications, independence and performance, and the Company’s internal accounting and financial controls and (3) provides to the Board of Directors such information and materials as it may deem necessary to make the Board of Directors aware of significant financial matters that require the attention of the Board of Directors. The Audit Committee acts pursuant to a written charter adopted by the Board of Directors, which is available in the “Corporate Governance” section of the Company’s website at www.firsttrinityfinancial.com. See also “Report of the Audit Committee of the Board of Directors” on page 14.

Compensation Committee

The Compensation Committee is currently composed of four directors: George E. Peintner (chairman), Bill H. Hill, Gerald J. Kohout and Will W. Klein, each of whom is determined to be an independent director as the term is defined by the NASDAQ listing standards. The Compensation Committee reviews and approves the compensation and benefits for the Company’s executive officers and performs such other duties as may from time to time be determined by the Board of Directors. The Compensation committee acts pursuant to a written Charter adopted by the Board of Directors, which is available in the “Corporate Governance” section of the Company’s website at www.firsttrinityfinancial.com. See also “Compensation Discussion and Analysis (“CD&A”) on page 10.

Nominating and Corporate Governance Committee

The Board of Directors has a Nominating and Corporate Governance Committee. This committee meets on call and submits recommendations to the Board of Directors for the number of members to be included in the Company’s Board of Directors, the individuals to be submitted to the shareholders for election for the Company’s Board of Directors and coordinates the corporate governance activities of the Company. The Nominating and Corporate Governance Committee currently consists of independent (as the term is defined by the NASDAQ listing standards) directors Charles W. Owens (Chairman) and Gary L. Sherrer and non-independent director William S. Lay. The Nominating and Corporate Governance committee acts pursuant to a written Charter adopted by the Board of Directors, which is available in the “Corporate Governance” section of the Company’s website at www.firsttrinityfinancial.com.

Investment Committee

The Investment Committee of the Board of Directors is currently composed of four directors: Gregg E. Zahn (chairman), William S. Lay, Charles W. Owens and George E. Peintner. The Investment Committee (1) reviews and approves on at least a quarterly basis investment transactions, (2) establishes the Company’s investment policy, (3) provides specific guidelines for the allocation of the Company’s available funds for investments and other purposes and (4) monitors those guidelines to ensure that available funds are properly allocated into investment categories consistent with the Company’s investment policies.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The Compensation Committee assists the Board of Directors in overseeing the management of the Company’s compensation and benefits program, chief executive officer performance and executive development and succession efforts. In addition, the Compensation Committee oversees the evaluation of management and compensation of the officers of the Company.

The primary objective of our compensation program is to offer executive officers competitive compensation packages that will permit the Company to attract and retain individuals with superior abilities and to motivate and reward these individuals in an appropriate manner in the long-term interest of the Company and its shareholders. Management provides recommendations to the Compensation Committee regarding most compensation matters, including executive compensation; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. The Company does not currently engage any consultant related to executive compensation.

The Company’s compensation program for executive officers consists of base salary, consideration for annual bonuses, 401(k) plan and life, health and dental insurance coverage. These elements are intended to provide an overall compensation package that is commensurate with the Company’s financial resources, that is appropriate to assure the retention of experienced management personnel and that aligns their financial interest with those of our shareholders.

Base Salary: Salary levels recommended by the Compensation Committee are intended to be competitive with salary levels of similarly situated companies, commensurate with the executive officers' respective duties and responsibilities, and reflect the financial performance of the Company. Annual salary increases are considered based on the same criteria.

Cash Bonuses: Bonus amounts are based on individual performance and are intended to reward superior performance. The Compensation Committee may also take into account additional considerations that it deems appropriate. Bonuses are discretionary and there is no formal bonus plan in place except for Gregg E. Zahn’s asset and net profit bonus discussed below.

The following Summary Compensation Table sets forth the compensation of our most highly compensated executive officers for the years indicated.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(4)	Total ($)
Gregg E. Zahn (1)	2018	425,556	448,468	13,200	887,224
President and Chief Executive Officer	2017	401,467	497,537	13,200	912,204

Jeffrey J. Wood (2)	2018	270,530	20,000	-	290,530
Chief Financial Officer, Secretary and Treasurer	2017	262,650	15,000	-	277,650

William S. Lay (3)	2018	106,372	-	-	106,372
Vice President and Chief Investment Officer	2017	108,304	-	-	108,304

(1) Mr. Zahn was elected President and Chief Executive Officer in October 2007.

(2) M. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.

(3) Mr. Lay was elected Vice President and Chief Investment Officer in March 2011.

(4) This amount is an auto allowance.

Employment Agreements

Gregg E. Zahn entered into an employment agreement with the Company on June 7, 2010, with amendments on December 8, 2011, October 8, 2012, April 9, 2013 and September 5, 2017. The employment agreement dated June 7, 2010, contained the terms and conditions of the agreement. The most recent amended agreement is continuous with automatic monthly extensions on the first day of each month, provides health, dental and vision benefits for a three-year period following the date of separation, grosses up separation payments for up to three years of salary following the date of separation and is subject to earlier termination based on disability, death, termination by the Company, with or without cause.

Under the September 5, 2017, amendment:

●

Mr. Zahn's annual salary of $300,000 increased on January 1st of each year by 6% during 2013 to $318,000 and in subsequent years increased as follows: 2013 - $318,000; 2014 - $337,080; 2015 - $357,304; 2016 - $378,743; 2017 - $401,467, 2018 - $425,556 and 2019 - $451,089. Mr. Zahn's base salary will be revisited when the Company's assets reach $500,000,000;

●

Mr. Zahn will receive an asset growth bonus (with assets measured using the U.S. GAAP basis of accounting) as follows: $200,000 bonus when the Company’s assets reach $200,000,000; $250,000 bonus when the Company’s assets reach $250,000,000; $300,000 bonus when the Company’s assets reach $300,000,000; $350,000 bonus when the Company’s assets reach $350,000,000; $400,000 bonus when the Company’s assets reach $400,000,000; $450,000 bonus when the Company’s assets reach $450,000,000 and $500,000 bonus when the Company’s assets reach $500,000,000. More than one asset growth bonus can be reached in any given year. Mr. Zahn’s asset growth bonus will be revisited when the Company’s assets reach $500,000,000; and

●

Mr. Zahn will receive a net profit bonus of 5% of the net income (with operating results measured using the U.S. GAAP basis of accounting) of the Company each year after completion of the audit and the filing of the Company’s Form 10-K. The net profit bonus will be capped at 200% of Mr. Zahn’s base salary for the year the net profit bonus was calculated.

Mr. Zahn also receives a monthly auto allowance that was raised to $1,100. He is entitled to participate in the Company’s employee benefit plans available to other executives. The amount payable, as of December 31, 2018, in the event of Mr. Zahn’s termination of employment by the Company not for cause or for good reason is $1,241,205.

William S. Lay entered into an employment agreement dated December 6, 2018, with the Company, effective January 1, 2019. The December 6, 2018 agreement is for a term through December 31, 2021 and is subject to earlier termination based on disability, death, termination by the Company, with or without cause. Mr. Lay’s base salary will be $31,250 for working 347 hours in 2019, 2020 and 2021. Any additional hours beyond 347 in 2019, 2020 and 2021 will be paid at $95 per hour. The employment agreement was reported in the Company's Report on Form 8-K filed on December 7, 2018. He is entitled to participate in the Company’s employee benefit plans available to other executives. He is eligible for a bonus at the discretion of the Compensation Committee and the Board of Directors, based on performance. Amounts payable, as of December 31, 2018, in the event of Mr. Lay’s termination of employment by the Company not for cause or for good reason is $62,500.

Jeffrey J. Wood entered into an employment agreement with the Company dated December 8, 2011. The agreement continues with automatic one-year extensions each year on December 31 and is subject to earlier termination based on disability, death, termination by the Company, with or without cause. On March 18, 2019, the Company amended Mr. Wood’s employment agreement to generally provide three additional items: 1) each month Mr. Wood’s employment is renewed for two years from the first date of the new month, 2) upon a separation of service, Mr. Wood shall receive benefits provided to employees of the Company for a two-year period following the date of separation, 3) upon a separation of service, Mr. Wood shall receive, if applicable under the terms of the Internal Revenue Code, gross payments for income taxes and excise taxes. The amendment was reported in the Company’s Report on Form 8-K filed on March 20, 2019. Mr. Wood is entitled to participate in the Company’s employee benefit plans available to other executives. Mr. Wood is eligible for a bonus at the discretion of the Compensation Committee and the Board of Directors, based on performance. His base salary for 2019 is $278,645. Amounts payable, as of March 31, 2019, in the event of Mr. Wood’s termination of employment by the Company not for cause or for good reason is $557,291.

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation for executive officers identified in the Summary Compensation Table.

Compensation Philosophy

The Compensation Committee, composed of four outside directors, is responsible for implementing our compensation philosophy for directors, executive officers and employees. Our goal is to ensure we employ qualified, experienced executive officers whose financial interests are aligned with that of our shareholders. Because we believe a systematic pattern exists between executive compensation and performance, our compensation philosophy is structured to “motivate” managerial behaviors through a combination of base and incentive compensation.

Another of our objectives is to acquire and retain people of integrity who take pride in delivering positive results. The final objective, due to our philosophy to outsource many functions and retain a low number of full-time and part-time employees, requires us to have executive officers that are able to perform and have an intimate knowledge of a combination of executive, actuarial, accounting, operating and other understandings inherent in supervising and growing a successful life insurance company.

Overview of Compensation Program

Our compensation consists of salary, bonuses, allowances and benefit plans generally administered equally for all qualified Company employees. The Compensation Committee establishes a salary for each senior executive based on long-term corporate objectives, competitive industry practices and each executive officer's contributions. The Compensation Committee seeks to ensure executive compensation is reasonable, fair and competitive. In order to make this determination, after the end of each calendar year and when financial results for the year are finalized and affirmed by the issuance of an unqualified opinion by the Company’s independent registered public accounting firm, the Compensation Committee generally evaluates the Company's performance and then conducts a similar exercise with respect to a group of comparable companies.

“Say-on-Pay” and “Say-When-on-Pay”

We believe our compensation philosophy and structure is fair for our executive officers. Shareholders will not find complex compensation formulas to evaluate and approve. However, to retain our limited number of corporate executives, we generally allow a minimum of one year to a maximum of 2.99 years of compensation in the event of termination of employment by the Company not for cause or for good reason. Our straightforward and simplified approach to executive compensation insulates our shareholders from the types of corporate excesses which led to the enactment of “Say-on-Pay” and “Say-When-on Pay.” We believe our compensation solution favorably serves our shareholders regarding executive pay.

Compensation Performance Analysis

Our executive management team is led by Gregg E. Zahn and Jeffrey J. Wood who are full-time employees and William S. Lay who is a part-time employee. The Compensation Committee conducted a review of the performance of Gregg E. Zahn, Jeffrey J. Wood and William S. Lay for the year 2018. This review included an evaluation of the progress made towards the attainment of our corporate objectives and the role these individuals played in meeting those objectives. The review also included a broad-based comparison of salaries with senior executives of other publicly traded life insurance companies.

Due to being a smaller public reporting company and that our common stock is not publicly traded, it is difficult to find public life insurance companies that are comparable to us. The continuing global economic uncertainty and other market related factors for the majority of 2018 negatively impacted the Company. The filing of additional life insurance policies and annuity contracts and certificates of authority for the expansion of marketing and licensing opportunities for Trinity Life Insurance Company and Family Benefit Life Insurance Company into additional states, seeking out investment opportunities with higher yields and pursuing acquisition and growth opportunities positively impacted the Company. The Company both grew and improved profitability during 2018. Our assets increased by $42,379,176 (grossed up by increased reinsurance and coinsurance amounting to $30,267,576) from $391,127,674 as of December 31, 2017 to $433,506,850 as of December 31, 2018. Our revenues increased by $6,511,258 from $32,729,837 in 2017 to $39,241,095 in 2018. Our net income increased by $4,172,782 from $969,364 in 2017 to $5,142,146 in 2018.

The Company's performance in 2018 reflected the business philosophy and leadership of Gregg E. Zahn, Jeffrey J. Wood and William S. Lay. Giving consideration to these factors, the Compensation Committee was encouraged by executive management's demonstrated leadership. The Compensation Committee considers Gregg E. Zahn, Jeffrey J. Wood and William S. Lay to be valuable executive officers in implementing our corporate objectives.

Gregg E. Zahn continues to lead the Company in accordance with the ideals and philosophies of acquisition of companies and organic growth of the life insurance and annuity business coupled with the ultimate goal of establishing a public traded stock. Jeffrey J. Wood reports to Gregg E. Zahn and leads the daily financial operations of the Company in accordance with those same ideals and philosophies. William S. Lay reports to Gregg E. Zahn and leads the investment operations of the Company in accordance with those same ideals and philosophies. In 2018, Gregg E. Zahn, Jeffrey J. Wood and William S. Lay met and exceeded the subjective expectations of our Board of Directors.

The Compensation Committee remains vigilant regarding its responsibility to shareholders in setting executive compensation during challenging market conditions and has requested executive management to focus on continued asset growth and profitability. Gregg E. Zahn received a 6.00% increase in base salary to $425,556 in 2018, received a $448,468 bonus in 2018 related to the profitable 2018 operating results of the Company and the Company’s exceeding $400,000,000 in assets and also received an automobile allowance of $13,200. Jeffrey J. Wood was compensated in 2018 with a base salary of $270,530 and bonus of $20,000. William S. Lay’s employment agreement was renewed for three years in late 2018 and now is effective through December 31, 2021 and he was also compensated $106,372 in 2018.

Compensation Comparables

To assist in establishing the compensation for 2018, the Compensation Committee utilized independent sources to identify “comparables” within the life insurance industry. We believe a comparable is a point of reference for measurement, but not the determinative factor for our executives' compensation. Because the comparative compensation information is one of several analytic tools used in setting executive compensation, the Compensation Committee has discretion in determining the manner and extent of its use.

Five comparables were selected for discussion of 2018 salaries. These comparables were: Atlantic American Life and Health; National Security Group; Midwest Holdings Inc.; UTG, Inc. (formerly United Trust Group); and Texas Republic Capital Corporation. Each of these comparable companies has different operating activities and product mixes compared to our Company but the Compensation Committee concluded that there is insufficient public information available on compensations for life insurance companies closer to our size.

We also analyzed the results of Citizens, Inc. and Security National Financial Corporation. We previously analyzed Investors Heritage Capital Corporation but that company is no longer a public company and no longer required to publicly report financial and compensation information having been acquired in 2017 and owned by one shareholder.

These last two companies are larger than us in size but we are generally familiar with their operations and executives due to third party administrative services arrangements, prior employment history and participation in national life insurance associations. Data obtained on each comparable company included executive salaries, fees paid to independent members of their board of directors, total assets, liabilities, shareholders’ equity, revenues, benefits and expenses, taxes and net income.

Compensation data obtained on these comparables was limited to only those individuals for whom compensation information was disclosed publicly. As a result, the data typically included only the most highly compensated officers at each company as of their latest public filing. Generally, this correlated to the Chairman/CEO, President and the individuals who are chief level officers (Chief Financial Officer, Chief Operating Officer and Chief Investment Officer) or the equivalent with us.

Comparative Compensation Analysis

The overall results of the comparables study provided additional information for the Compensation Committee to consider. As noted above, the Compensation Committee reviewed a number of factors within the comparable companies; however, with the focus on base salary compensation.

Based on the Compensation Committee's analysis, the recommended 2018 base salary compensation for Gregg E. Zahn, our Chairman, President and Chief Executive Officer, and Jeffrey J. Wood, our Chief Financial Officer, Secretary and Treasurer, was determined to be low by the Compensation Committee, especially in light of the many roles that they perform for our Company. These amounts are within the high and low range of the base compensation and total compensation for the comparable companies but some of those companies have had little or no success in producing profitable results. In analyzing these factors, the Compensation Committee concluded that $425,556 is a low base salary compensation for our Chairman, President and Chief Executive Officer and $270,530 is also a low base salary compensation for our Chief Financial Officer, Secretary and Treasurer. The Compensation Committee believes, however, that through the use of appropriate bonuses and other incentives, these compensation shortages can be managed more efficiently and effectively using Company asset growth and profitability as measurement standards with additional consideration for the many roles that these officers fulfill for the Company.

The Compensation Committee followed a similar but less elaborate, process with respect to comparing the compensation for William S. Lay in his role as Vice President and Chief Investment Officer and as a part-time employee. William S. Lay has extensive experience in the life insurance industry and contributes unique skills in Company management, operations, investment analysis and merger and acquisition activities. His salary was not objectively determined, but instead reflected his contractual pay that was established in late 2015 and reaffirmed in late 2018 at a level the Compensation Committee concluded was appropriate based upon our compensation philosophy and his experience and tenure.

Board Process and Conclusion

The Board of Directors discussed the Compensation Committee's recommended 2019 compensation and adopted the recommendations as proposed. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement, which the Board of Directors approved.

COMPENSATION COMMITTEE OF

THE BOARD OF DIRECTORS

Mach 24, 2019

George E. Peintner, Chairman

Bill H. Hill

Will W. Klein

Gerald J. Kohout

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company’s common stock as of May 31, 2019 (i) by all persons known to the Company, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the Exchange Act, to be the beneficial owners of more than 5% of FTFC’s common stock, (ii) by the executive officers named in the Summary Compensation Table under “Executive Compensation”, (iii) by each director, and (iv) by all current directors and executive officers as a group. All ownership is direct unless otherwise noted.

Name	Common Stock Beneficially Owned (1)	Percentage Beneficially Owned (1)
Gregg E. Zahn (2)	543,091	6.96%
William S. Lay	22,050	*
Bill H. Hill	31,789	*
Charles W. Owens (3)	48,510	*
George E. Peintner	46,518	*
Gary L. Sherrer	50,019	*
Will W. Klein	-0-	*
Gerald J. Kohout	-0-	*
All directors and executive officers as a group (8 persons)	741,977	9.51%

* represents less than 1%

(1)       As of May 31, 2019, there were 7,802,593 shares issued and outstanding and entitled to vote.

(2)       Mr. Zahn’s address is 7633 East 63rd Place, Suite 230, Tulsa, Oklahoma 74133-1246.

(3)       Includes 4,410 shares jointly owned by Mr. Owens and his children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed the audited financial statements as of and for the year ended December 31, 2018 with the Company’s management. The Company’s management has primary responsibility for the Company’s financial reporting process and internal controls as well as preparation of the Company’s consolidated financial statements. The independent registered public accounting firm is responsible for performing an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) to obtain reasonable assurance that the Company’s consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of such financial statements with accounting principles generally accepted in the United States. The Audit Committee is responsible for overseeing and monitoring the independent registered accounting firm’s audit process on behalf of the Board of Directors.

The Audit Committee has discussed with KEB, the Company’s independent registered public accounting firm for the year ended December 31, 2018, the matters required to be discussed by PCAOB Auditing Standard No. 1301, “Communications with Audit Committees” as amended and adopted by PCAOB. PCAOB Auditing Standard No. 1301 requires an auditor to discuss with the Audit Committee, among other things, the auditor’s judgments about the quality, not just the acceptability, of the accounting principles applied in the Company’s financial reporting. The Audit Committee has also received the written disclosures and the letter from KEB required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with KEB its independence from FTFC.

Based on the review and discussions referred to above, the Audit Committee recommended to FTFC’s Board of Directors that the audited financial statements be included in FTFC’s Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE OF

THE BOARD OF DIRECTORS

Will W. Klein, Chairman

Bill H. Hill

Gerald J. Kohout

Gary L. Sherrer

Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by its independent registered public accounting firm, Kerber, Eck & Braeckel LLP.

	Years Ended December 31,
	2018	2017
Audit Fees (including expenses)	$112,864	$109,001
Audit Related Fees	37,500	35,250
Tax Fees	11,500	8,500
All Other Fees	-	-
Total	$161,864	$152,751

Audit fees primarily represent fees for financial services provided in connection with the audit of the Company’s consolidated financial statements, statutory financial statements of TLIC and FBLIC and SEC Form 10-K. Audit related services primarily represent fees for financial services in connection with the review of the Company’s quarterly reports and SEC Form 10-Q and the tax fees are related to the filing of the Company’s tax return with the Internal Revenue Service.

ITEM 15. EXHIBITS.

The Exhibits required to be filed on this Form 10-K/A are listed on the Exhibit Index which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date June 12, 2019	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date June 12, 2019	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date	June 12, 2019
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date	June 12, 2019
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date	June 12, 2019
Bill H. Hill, Director

By	/s/ Will W. Klein	Date	June 12, 2019
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date	June 12, 2019
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date	June 12, 2019
Charles W. Owens, Director

By	/s/ George E. Peintner	Date	June 12, 2019
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date	June 12, 2019
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

21.1	Subsidiaries of First Trinity Financial Corporation.

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

EXHIBIT INDEX (continued)

Exhibit

Number                   Description of Exhibit

23.4	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference as Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 3 to Registration Statement on Form POS AM filed March 31, 2011.

23.5	Consent of Seaver & Forck, CPAs, incorporated by reference to Exhibit 23.1 of the Company’s Current Report on Form 8-K/A filed March 9, 2012.

23.6	Consent of Kerber, Eck and Braeckel, LLP, incorporated by reference to Exhibit 23.4 of the Company’s Pre-Effective Amendment No. 4 to Registration Statement on Form POS AM filed April 3, 2012.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

99.1	Oklahoma Insurance Holding Company Disclaimer of Control of Gregg Zahn, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form 10SB12G filed on April 30, 2007.

99.2	Form of Promotional Shares Escrow Agreement (six year restriction), is incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

99.3	Form of Promotional Shares Escrow Agreement (four year restriction), is incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form 10SB12G filed on April 30, 2007.

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

** Furnished herewith