Form 10-Q
period 2019-06-30
First Trinity Financial CORP
filed 2019-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2019

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of August 5, 2019: 7,802,593 shares

Securities registered pursuant to Section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $180,701,752 and $134,414,517 as of June 30, 2019 and December 31, 2018, respectively)	$189,041,946	$131,152,199
Available-for-sale preferred stock at fair value (cost: $99,945 as of June 30, 2019 and December 31, 2018)	100,480	90,580
Equity securities at fair value (cost: $184,084 and $187,122 as of June 30, 2019 and December 31, 2018, respectively)	201,404	198,668
Mortgage loans on real estate	155,823,142	130,049,610
Investment real estate	2,123,721	2,392,031
Policy loans	1,890,350	1,809,339
Short-term investments	1,814,777	896,371
Other long-term investments	64,744,938	59,255,477
Total investments	415,740,758	325,844,275
Cash and cash equivalents	27,546,376	29,665,605
Accrued investment income	5,091,843	2,672,978
Recoverable from reinsurers	1,221,773	2,323,157
Assets held in trust under coinsurance agreement	92,977,748	25,494,700
Agents' balances and due premiums	1,687,723	1,418,916
Deferred policy acquisition costs	35,089,278	29,681,737
Value of insurance business acquired	5,030,879	5,185,870
Other assets	10,057,057	11,219,612
Total assets	$594,443,435	$433,506,850
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$368,644,462	$297,168,411
Future policy benefits	60,399,713	56,261,507
Policy claims	1,202,838	1,102,257
Other policy liabilities	75,671	72,559
Total policy liabilities	430,322,684	354,604,734
Funds withheld under coinsurance agreement	99,863,520	29,285,119
Deferred federal income taxes	4,820,102	2,373,478
Other liabilities	8,600,557	8,118,268
Total liabilities	543,606,863	394,381,599
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2019 and December 31, 2018 and 7,802,593 outstanding as of June 30, 2019 and December 31, 2018)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of June 30, 2019 and December 31, 2018)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	6,578,928	(2,576,631)
Accumulated earnings	16,386,491	13,830,729
Total shareholders' equity	50,836,572	39,125,251
Total liabilities and shareholders' equity	$594,443,435	$433,506,850

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$5,546,081	$4,572,872	$11,076,887	$9,059,607
Net investment income	6,283,043	5,038,141	11,856,499	9,722,383
Net realized investment gains (losses)	(67,632)	49,256	(13,912)	24,472
Service fees	593,144	230,161	1,020,878	233,561
Other income	23,755	28,345	62,739	46,172
Total revenues	12,378,391	9,918,775	24,003,091	19,086,195
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,029,177	1,526,060	4,180,777	2,965,651
Death benefits	1,474,125	1,525,130	3,106,905	3,087,186
Surrenders	246,074	235,172	596,481	462,841
Interest credited to policyholders	3,011,733	2,304,102	5,562,405	4,611,433
Dividend, endowment and supplementary life contract benefits	75,121	65,010	143,790	132,695
Total benefits and claims	6,836,230	5,655,474	13,590,358	11,259,806
Policy acquisition costs deferred	(3,657,057)	(2,180,425)	(7,272,517)	(4,488,458)
Amortization of deferred policy acquisition costs	1,077,534	1,172,075	1,841,880	1,995,623
Amortization of value of insurance business acquired	73,544	81,878	154,991	171,489
Commissions	3,723,265	1,926,536	7,295,837	4,029,658
Other underwriting, insurance and acquisition expenses	2,857,284	1,488,635	5,122,859	3,132,028
Total expenses	4,074,570	2,488,699	7,143,050	4,840,340
Total benefits, claims and expenses	10,910,800	8,144,173	20,733,408	16,100,146
Income before total federal income tax expense	1,467,591	1,774,602	3,269,683	2,986,049
Current federal income tax expense	398,052	-	701,054	-
Deferred federal income tax expense (benefit)	(64,027)	375,225	12,867	646,291
Total federal income tax expense	334,025	375,225	713,921	646,291
Net income	$1,133,566	$1,399,377	$2,555,762	$2,339,758
Net income per common share basic and diluted	$0.15	$0.18	$0.33	$0.30

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,133,566	$1,399,377	$2,555,762	$2,339,758
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	6,494,324	(2,433,022)	11,621,574	(6,813,812)
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	(68,508)
Less net realized investment gains (losses) having no credit losses	(30,913)	40,647	9,162	39,477
Net unrealized investment gains (losses)	6,525,237	(2,473,669)	11,612,412	(6,921,797)
Less adjustment to deferred acquisition costs	10,599	(42,316)	23,096	(118,006)
Other comprehensive income (loss) before federal income tax expense	6,514,638	(2,431,353)	11,589,316	(6,803,791)
Federal income tax expense (benefit)	1,368,073	(510,583)	2,433,757	(1,428,795)
Total other comprehensive income (loss)	5,146,565	(1,920,770)	9,155,559	(5,374,996)
Total comprehensive income (loss)	$6,280,131	$(521,393)	$11,711,321	$(3,035,238)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended June 30, 2018
Balance as of April 1, 2018	$80,502	$28,684,598	$(893,947)	$1,306,725	$9,628,964	$38,806,842
Comprehensive loss:
Net income	-	-	-	-	1,399,377	1,399,377
Other comprehensive loss	-	-	-	(1,920,770)	-	(1,920,770)
Balance as of June 30, 2018	$80,502	$28,684,598	$(893,947)	$(614,045)	$11,028,341	$38,285,449

Six months ended June 30, 2018
Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	2,339,758	2,339,758
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(5,374,996)	-	(5,374,996)
Balance as of June 30, 2018	$80,502	$28,684,598	$(893,947)	$(614,045)	$11,028,341	$38,285,449

Three months ended June 30, 2019
Balance as of April 1, 2019	$80,502	$28,684,598	$(893,947)	$1,432,363	$15,252,925	$44,556,441
Comprehensive income:
Net income	-	-	-	-	1,133,566	1,133,566
Other comprehensive income	-	-	-	5,146,565	-	5,146,565
Balance as of June 30, 2019	$80,502	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572

Six months ended June 30, 2019
Balance as of January 1, 2019	$80,502	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	2,555,762	2,555,762
Other comprehensive income	-	-	-	9,155,559	-	9,155,559
Balance as of June 30, 2019	$80,502	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$2,555,762	$2,339,758
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation	72,744	72,744
Accretion of discount on investments	(2,255,182)	(1,877,352)
Net realized investment gains (losses)	13,912	(24,472)
Amortization of policy acquisition cost	1,841,880	1,995,623
Policy acquisition cost deferred	(7,272,517)	(4,488,458)
Amortization of loan origination fees	14,975	20,955
Amortization of value of insurance business acquired	154,991	171,489
Allowance for mortgage loan losses	85,935	67,481
Provision for deferred federal income tax expense	12,867	646,291
Interest credited to policyholders	5,562,405	4,611,433
Change in assets and liabilities:
Policy loans	(81,011)	(23,569)
Short-term investments	(918,406)	(137,929)
Accrued investment income	(2,418,865)	(162,738)
Recoverable from reinsurers	1,101,384	(318,998)
Assets held in trust under coinsurance agreement	(67,483,048)	(7,464,922)
Agents' balances and due premiums	(268,807)	(14,985)
Other assets (excludes change in receivable for securities sold of $33,600 and $674,416 in 2019 and 2018, respectively)	1,128,955	62,629
Future policy benefits	4,138,206	2,938,075
Policy claims	100,581	38,561
Other policy liabilities	3,112	(2,045)
Other liabilities (excludes change in payable for securities purchased of ($391,171) and ($99,611) in 2019 and 2018, respectively)	873,460	(66,640)
Net cash used in operating activities	(63,036,667)	(1,617,069)

Investing activities
Purchases of fixed maturity securities	(64,687,943)	(10,665,969)
Maturities of fixed maturity securities	3,450,000	4,500,000
Sales of fixed maturity securities	14,677,913	3,988,932
Purchases of equity securities	(57,746)	(25,876)
Sales of equity securities	19,370	15,412
Joint venture distribution	53,786	-
Purchases of mortgage loans	(44,710,559)	(34,435,782)
Payments on mortgage loans	18,955,492	16,655,627
Purchases of other long-term investments	(8,750,363)	(5,877,273)
Payments on other long-term investments	5,579,448	4,769,093
Sale of real estate	253,564	54,853
Net change in receivable and payable for securities sold and purchased	(357,571)	(574,805)
Net cash used in investing activities	(75,574,609)	(21,595,788)

Financing activities
Policyholders' account deposits	153,716,133	21,557,499
Policyholders' account withdrawals	(17,224,086)	(13,254,810)
Net cash provided by financing activities	136,492,047	8,302,689

Decrease in cash and cash equivalents	(2,119,229)	(14,910,168)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159
Cash and cash equivalents, end of period	$27,546,376	$16,585,991

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During 2019 and 2018 the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and $378,411, respectively and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Six Months Ended June 30,
	2019	2018
Reductions in mortgage loans due to foreclosure	$99,218	$378,411
Investment real estate held-for-sale acquired through foreclosure	(99,218)	(378,411)
Net cash provided (used) in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

June 30, 2019

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

The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2018.

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

June 30, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to June 30, 2019 through the date that these financial statements have been issued.

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

June 30, 2019

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

June 30, 2019

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2019 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$1,802,981	$1,168	$23,525	$1,780,624
States and political subdivisions	9,926,526	565,535	2,932	10,489,129
Residential mortgage-backed securities	20,394	25,314	-	45,708
Corporate bonds	133,067,979	6,739,108	270,469	139,536,618
Asset-backed	2,209,421	59,384	-	2,268,805
Foreign bonds	33,674,451	1,549,114	302,503	34,921,062
Total fixed maturity securities	180,701,752	8,939,623	599,429	189,041,946

Preferred stock	99,945	955	420	100,480

Equity securities
Mutual funds	91,982	-	8,937	83,045
Corporate common stock	92,102	26,257	-	118,359
Total equity securities	184,084	26,257	8,937	201,404
Total fixed maturity, preferred stock and equity securities	$180,985,781	$8,966,835	$608,786	$189,343,830

	December 31, 2018
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,681	$2,769	$91,739	$2,704,711
States and political subdivisions	9,295,973	215,000	32,941	9,478,032
Residential mortgage-backed securities	23,694	27,461	-	51,155
Corporate bonds	100,360,468	823,991	3,220,268	97,964,191
Asset-backed	253,598	7,820	-	261,418
Foreign bonds	21,687,103	75,525	1,069,936	20,692,692
Total fixed maturity securities	134,414,517	1,152,566	4,414,884	131,152,199

Preferred stock	99,945	-	9,365	90,580

Equity securities
Mutual funds	91,981	-	17,082	74,899
Corporate common stock	95,141	28,628	-	123,769
Total equity securities	187,122	28,628	17,082	198,668
Total fixed maturity, preferred stock and equity securities	$134,701,584	$1,181,194	$4,441,331	$131,441,447

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2019 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
Corporate bonds	$3,187,478	$90,186	10
Foreign bonds	631,101	4,612	2
Total less than 12 months in an unrealized loss position	3,818,579	94,798	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,531,336	23,525	5
States and political subdivisions	102,593	2,932	1
Corporate bonds	3,592,035	180,283	16
Foreign bonds	4,349,645	297,891	14
Total more than 12 months in an unrealized loss position	9,575,609	504,631	36
Total fixed maturity securities in an unrealized loss position	13,394,188	599,429	48
Preferred stock, less than 12 months in an unrealized loss position	49,580	420	1
Equity securities (mutual funds), less than 12 months in an unrealized loss position	83,044	8,937	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$13,526,812	$608,786	$50

	December 31, 2018
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$991,660	$2,419	1
States and political subdivisions	1,066,743	7,948	6
Corporate bonds	58,506,980	2,154,898	215
Foreign bonds	14,554,291	852,120	50
Total less than 12 months in an unrealized loss position	75,119,674	3,017,385	272
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,590,655	89,320	6
States and political subdivisions	518,969	24,993	4
Corporate bonds	7,107,831	1,065,370	30
Foreign bonds	1,376,680	217,816	5
Total more than 12 months in an unrealized loss position	10,594,135	1,397,499	45
Total fixed maturity securities in an unrealized loss position	85,713,809	4,414,884	317
Preferred stock, less than 12 months in an unrealized loss position	90,580	9,365	2
Equity securities (mutual funds), less than 12 months in an unrealized loss position	74,899	17,082	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$85,879,288	$4,441,331	$320

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

As of June 30, 2019, the Company held 48 available-for-sale fixed maturity securities with an unrealized loss of $599,429, fair value of $13,394,188 and amortized cost of $13,993,617. These unrealized losses were primarily due to market interest rate movements in the bond market as of June 30, 2019. The ratio of the fair value to the amortized cost of these 48 securities is 96%.

As of December 31, 2018, the Company held 317 available-for-sale fixed maturity securities with an unrealized loss of $4,414,884, fair value of $85,713,809 and amortized cost of $90,128,693. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2018. The ratio of the fair value to the amortized cost of these 317 securities is 95%.

As of June 30, 2019, the Company held one equity security with an unrealized loss of $8,937, fair value of $83,044 and cost of $91,981. The ratio of fair value to cost of this security is 90%.

As of December 31, 2018, the Company held one equity security with an unrealized loss of $17,082, fair value of $74,899 and cost of $91,981. The ratio of fair value to cost of this security is 81%.

As of June 30, 2019, the Company held one preferred stock with an unrealized loss of $420, fair value of $49,580 and cost of $50,000. The ratio of fair value to cost of this preferred stock is 99%.

As of December 31, 2018, the Company held two preferred stocks with an unrealized loss of $9,365, fair value of $90,580 and cost of $99,945. The ratio of fair value to cost of these two preferred stocks is 91%.

Fixed maturity securities were 97% and 96% investment grade as rated by Standard & Poor’s as of June 30, 2019 and December 31, 2018, respectively.

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

There were no impairments during the six months ended June 30, 2019 and 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of June 30, 2019 and December 31, 2018, are summarized as follows:

	(Unaudited)
	June 30, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$8,340,729	$(3,271,683)
Adjustment to deferred acquisition costs	(12,972)	10,124
Deferred income taxes	(1,748,829)	684,928
Net unrealized appreciation (depreciation) on available-for-sale securities	$6,578,928	$(2,576,631)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $64,744,938 and $59,255,477 as of June 30, 2019 and December 31, 2018, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2019, by contractual maturity, are summarized as follows:

	June 30, 2019 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,546,048	$2,568,063	$9,176,021	$9,342,976
Due after one year through five years	27,494,110	28,339,997	28,834,511	32,063,303
Due after five years through ten years	63,556,447	66,174,339	18,458,398	23,800,321
Due after ten years	87,084,753	91,913,839	8,276,008	14,123,844
Due at multiple maturity dates	20,394	45,708	-	-
	$180,701,752	$189,041,946	$64,744,938	$79,330,444

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities and investment real estate for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2019	2018	2019	2018	2019	2018
Proceeds	$14,728,067	$5,909,141	$19,370	$15,000	$253,564	$54,853
Gross realized gains	227,024	74,419	12,372	1	5,158	-
Gross realized losses	(257,937)	(33,772)	-	-	(46,378)	(1,322)

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2019	2018	2019	2018	2019	2018
Proceeds	$18,127,913	$8,488,932	$19,370	$15,412	$253,564	$54,853
Gross realized gains	271,579	80,520	12,372	107	5,158	-
Gross realized losses	(262,417)	(41,043)	-	-	(46,378)	(1,322)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and six months ended June 30, 2019 and 2018 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$6,525,157	$(2,475,749)	$11,602,512	$(6,851,589)
Preferred stock	80	2,080	9,900	(1,700)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(30,913)	40,647	9,162	39,477
Equity securities, sale of securities	12,372	1	12,372	107
Equity securities, changes in fair value	(7,871)	9,930	5,774	(13,790)
Investment real estate	(41,220)	(1,322)	(41,220)	(1,322)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Fixed maturity securities	$2,077,206	$1,669,950	$3,606,682	$3,300,424
Preferred stock and equity securities	33,528	28,034	67,746	33,117
Other long-term investments	1,166,240	1,009,007	2,316,997	1,979,063
Mortgage loans	3,410,617	2,887,505	6,593,465	5,375,918
Policy loans	33,495	30,342	65,768	59,425
Real estate	67,514	94,003	131,810	188,006
Short-term and other investments	250,455	25,939	495,295	67,681
Gross investment income	7,039,055	5,744,780	13,277,763	11,003,634
Investment expenses	(756,012)	(706,639)	(1,421,264)	(1,281,251)
Net investment income	$6,283,043	$5,038,141	$11,856,499	$9,722,383

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2019 and December 31, 2018, these required deposits, included in investment assets, had amortized costs that totaled $4,389,300 and $4,376,463, respectively. As of June 30, 2019 and December 31, 2018, these required deposits had fair values that totaled $4,403,962 and $4,292,657, respectively.

The Company’s mortgage loans by property type as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)
	June 30, 2019	December 31, 2018
Residential mortgage loans	$145,387,331	$120,108,297
Commercial mortgage loans by property type
Apartment	1,607,405	1,816,870
Industrial	1,139,226	1,156,157
Lodging	111,812	112,494
Office building	3,684,442	2,348,639
Retail	3,892,926	4,507,153
Total commercial mortgage loans by property type	10,435,811	9,941,313
Total mortgage loans	$155,823,142	$130,049,610

There were 18 loans with a remaining principal balance of $3,647,871 that were more than 90 days past due as of June 30, 2019. There were 11 loans with a remaining principal balance of $2,233,575 that were more than 90 days past due as of December 31, 2018.

There were no mortgage loans in default and in the foreclosure process as of June 30, 2019 and December 31, 2018.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of June 30, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)
	June 30, 2019	December 31, 2018
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,413,415)	(1,340,671)
Buildings net of accumulated depreciation	854,142	926,886
Residential real estate - held for sale	311,264	506,830
Total residential real estate	311,264	506,830
Investment real estate, net of accumulated depreciation	$2,123,721	$2,392,031

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

During 2019, the Company foreclosed on one residential mortgage loans of real estate totaling $99,218 and transferred that property to investment real estate that is now held for sale. During 2019, the Company sold investment real estate property with an aggregate carrying value of $294,784. The Company recorded a gross realized investment loss on sale of $41,220 based on an aggregate sales price of $253,564.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

3. Fair Value Measurements (continued)

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, state and political subdivision securities, corporate debt securities, asset-backed and foreign debt securities.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2019 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,780,624	$-	$1,780,624
States and political subdivisions	-	10,489,129	-	10,489,129
Residential mortgage-backed securities	-	45,708	-	45,708
Corporate bonds	-	139,536,618	-	139,536,618
Asset-backed	-	2,268,805	-	2,268,805
Foreign bonds	-	34,921,062	-	34,921,062
Total fixed maturity securities	$-	$189,041,946	$-	$189,041,946

Preferred stock, available-for-sale	$100,480	$-	$-	$100,480

Equity securities
Mutual funds	$-	$83,045	$-	$83,045
Corporate common stock	50,363	-	67,996	118,359
Total equity securities	$50,363	$83,045	$67,996	$201,404

	December 31, 2018
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,704,711	$-	$2,704,711
States and political subdivisions	-	9,478,032	-	9,478,032
Residential mortgage-backed securities	-	51,155	-	51,155
Corporate bonds	-	97,964,191	-	97,964,191
Asset-backed	-	261,418	-	261,418
Foreign bonds	-	20,692,692	-	20,692,692
Total fixed maturity securities	$-	$131,152,199	$-	$131,152,199

Preferred stock, available-for-sale	$90,580	$-	$-	$90,580
Equity securities
Mutual funds	$-	$74,899	$-	$74,899
Corporate common stock	59,733	-	64,036	123,769
Total equity securities	$59,733	$74,899	$64,036	$198,668

As of June 30, 2019 and December 31, 2018, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

June 30, 2019

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Unaudited
	Six Months Ended June 30,
	2019	2018

Beginning balance	$64,036	$61,500
Joint venture net income	57,746	23,627
Joint venture distribution	(53,786)	-
Equity security sale	-	(15,000)
Ending balance	$67,996	$70,127

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2019 and December 31, 2018, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2019 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$10,435,811	$11,245,412	$-	$-	$11,245,412
Residential	145,387,331	145,795,555	-	-	145,795,555
Policy loans	1,890,350	1,890,350	-	-	1,890,350
Short-term investments	1,814,777	1,814,777	1,814,777	-	-
Other long-term investments	64,744,938	79,330,444	-	-	79,330,444
Cash and cash equivalents	27,546,376	27,546,376	27,546,376	-	-
Accrued investment income	5,091,843	5,091,843	-	-	5,091,843
Total financial assets	$256,911,426	$272,714,757	$29,361,153	$-	$243,353,604
Financial liabilities
Policyholders' account balances	$368,644,462	$360,652,246	$-	$-	$360,652,246
Policy claims	1,202,838	1,202,838	-	-	1,202,838
Total financial liabilities	$369,847,300	$361,855,084	$-	$-	$361,855,084

	December 31, 2018
Financial assets
Mortgage loans on real estate
Commercial	$9,941,313	$9,698,226	$-	$-	$9,698,226
Residential	120,108,297	115,788,967	-	-	115,788,967
Policy loans	1,809,339	1,809,339	-	-	1,809,339
Short-term investments	896,371	896,371	896,371	-	-
Other long-term investments	59,255,477	69,641,358	-	-	69,641,358
Cash and cash equivalents	29,665,605	29,665,605	29,665,605	-	-
Accrued investment income	2,672,978	2,672,978	-	-	2,672,978
Total financial assets	$224,349,380	$230,172,844	$30,561,976	$-	$199,610,868
Financial liabilities
Policyholders' account balances	$297,168,411	$259,247,412	$-	$-	$259,247,412
Policy claims	1,102,257	1,102,257	-	-	1,102,257
Total financial liabilities	$298,270,668	$260,349,669	$-	$-	$260,349,669

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Revenues:
Life insurance operations	$6,492,824	$5,362,692	$12,963,871	$10,538,864
Annuity operations	5,710,825	4,423,642	10,680,857	8,301,779
Corporate operations	174,742	132,441	358,363	245,552
Total	$12,378,391	$9,918,775	$24,003,091	$19,086,195
Income before income taxes:
Life insurance operations	$66,906	$128,003	$264,465	$299,522
Annuity operations	1,246,058	1,533,032	2,748,670	2,490,421
Corporate operations	154,627	113,567	256,548	196,106
Total	$1,467,591	$1,774,602	$3,269,683	$2,986,049
Depreciation and amortization expense:
Life insurance operations	$701,973	$1,522,057	$1,532,434	$2,214,447
Annuity operations	492,992	(224,142)	552,156	46,364
Total	$1,194,965	$1,297,915	$2,084,590	$2,260,811

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets:
Life insurance operations	$90,043,878	$69,756,013
Annuity operations	406,195,312	332,303,028
Assets held in trust under coinsurance agreement	92,977,748	25,494,700
Corporate operations	5,226,497	5,953,109
Total	$594,443,435	$433,506,850

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

June 30, 2019

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the June 30, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

On November 22, 2013, a lawsuit was filed in the Circuit Court of Greene County, Missouri asserting claims by two individuals and a class of Missouri residents against FBLIC relating to this decision to not pay a non-guaranteed dividend. A trial was held November 27, 2017 through December 1, 2017 regarding those class and individual claims. During 2018, a settlement was reached by the parties and the Court approved the settlement agreement on June 11, 2018 followed by FBLIC paying $1.85 million to resolve all class and individual claims and all active Decreasing Term to 95 policies for individuals in the class were cancelled.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of June 30, 2019 and December 31, 2018.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, 2019 and 2018 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of April 1, 2019	$1,434,225	$(1,862)	$1,432,363
Other comprehensive income before reclassifications, net of tax	5,130,516	(8,372)	5,122,144
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(24,421)	-	(24,421)
Other comprehensive income	5,154,937	(8,372)	5,146,565
Balance as of June 30, 2019	$6,589,162	$(10,234)	$6,578,928

Balance as of April 1, 2018	$1,329,041	$(22,316)	$1,306,725
Other comprehensive loss before reclassifications, net of tax	(1,922,089)	33,430	(1,888,659)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	32,111	-	32,111
Other comprehensive loss	(1,954,200)	33,430	(1,920,770)
Balance as of June 30, 2018	$(625,159)	$11,114	$(614,045)

	Six Months Ended June 30, 2019 and 2018 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	9,181,043	(18,246)	9,162,797
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	7,238	-	7,238
Other comprehensive income	9,173,805	(18,246)	9,155,559
Balance as of June 30, 2019	$6,589,162	$(10,234)	$6,578,928

Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(5,437,033)	93,224	(5,343,809)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	31,187	-	31,187
Other comprehensive loss	(5,468,220)	93,224	(5,374,996)
Balance as of June 30, 2018	$(625,159)	$11,114	$(614,045)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$6,494,324	$1,363,808	$5,130,516
Reclassification adjustment for net losses included in operations having no credit losses	(30,913)	(6,492)	(24,421)
Net unrealized gains on investments	6,525,237	1,370,300	5,154,937
Adjustment to deferred acquisition costs	(10,599)	(2,227)	(8,372)
Total other comprehensive income	$6,514,638	$1,368,073	$5,146,565

	Three Months Ended June 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,433,022)	$(510,933)	$(1,922,089)
Reclassification adjustment for net gains included in operations having no credit losses	40,647	8,536	32,111
Net unrealized losses on investments	(2,473,669)	(519,469)	(1,954,200)
Adjustment to deferred acquisition costs	42,316	8,886	33,430
Total other comprehensive loss	$(2,431,353)	$(510,583)	$(1,920,770)

	Six Months Ended June 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$11,621,574	$2,440,531	$9,181,043
Reclassification adjustment for net gains included in operations having no credit losses	9,162	1,924	7,238
Net unrealized gains on investments	11,612,412	2,438,607	9,173,805
Adjustment to deferred acquisition costs	(23,096)	(4,850)	(18,246)
Total other comprehensive income	$11,589,316	$2,433,757	$9,155,559

	Six Months Ended June 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized loss on available-for-sale securities:
Unrealized holding losses arising during the period	$(6,882,320)	$(1,445,287)	$(5,437,033)
Reclassification adjustment for net gains included in operations having no credit losses	39,477	8,290	31,187
Net unrealized losses on investments	(6,921,797)	(1,453,577)	(5,468,220)
Adjustment to deferred acquisition costs	118,006	24,782	93,224
Total other comprehensive loss	$(6,803,791)	$(1,428,795)	$(5,374,996)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2019	2018	2019	2018
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(30,913)	$40,647	$9,162	$39,477
Income tax expense (benefit) (b)	(6,492)	8,536	1,924	8,290
Total reclassification adjustments	$(24,421)	$32,111	$7,238	$31,187

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

June 30, 2019

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of June 30, 2019, $1,032,045 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2019, $764,458 of that escrow amount is available to the Company as additional collateral on $4,235,667 of advances to the loan originator. The remaining June 30, 2019 escrow amount of $267,587 is available to the Company as additional collateral on its investment of $53,517,364 in residential mortgage loans on real estate. In addition, the Company has an additional $510,101 allowance for possible loan losses in the remaining $102,305,778 of investments in mortgage loans on real estate as of June 30, 2019.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2019 and 2018 are summarized as follows (excluding $53,517,364 and $38,019,842 of mortgage loans on real estate as of June 30, 2019 and 2018, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$405,548	$370,771	$51,835	$13,247	$457,383	$384,018
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	52,112	1,581	606	24,697	52,718	26,278
Allowance, ending	$457,660	$372,352	$52,441	$37,944	$510,101	$410,296

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$457,660	$372,352	$52,441	$37,944	$510,101	$410,296

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$91,869,967	$74,453,213	$10,435,811	$7,550,861	$102,305,778	$82,004,074

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	83,451	38,563	2,484	28,918	85,935	67,481
Allowance, ending	$457,660	$372,352	$52,441	$37,944	$510,101	$410,296

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$457,660	$372,352	$52,441	$37,944	$510,101	$410,296

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$91,869,967	$74,453,213	$10,435,811	$7,550,861	$102,305,778	$82,004,074

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2019 and December 31, 2018 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Over 70% to 80%	$40,009,415	$23,205,637	$277,688	$280,020	$40,287,103	$23,485,657
Over 60% to 70%	50,946,715	43,631,465	2,544,798	2,216,436	53,491,513	45,847,901
Over 50% to 60%	28,768,990	24,890,831	1,457,670	752,181	30,226,660	25,643,012
Over 40% to 50%	12,330,507	16,055,231	1,448,459	1,670,263	13,778,966	17,725,494
Over 30% to 40%	5,701,543	5,984,097	2,342,139	3,341,616	8,043,682	9,325,713
Over 20% to 30%	4,386,532	3,249,410	1,143,160	1,429,085	5,529,692	4,678,495
Over 10% to 20%	2,193,677	2,233,102	226,897	251,712	2,420,574	2,484,814
10% or less	1,049,952	858,524	995,000	-	2,044,952	858,524
Total	$145,387,331	$120,108,297	$10,435,811	$9,941,313	$155,823,142	$130,049,610

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

10. Coinsurance

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

In accordance with this annuity coinsurance agreement, TLIC holds assets and recognizes a funds withheld liability for the benefit of the assuming company in an amount at least equal to the annuity reserves in accordance with U.S. statutory accounting principles generated by this ceded business. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2019 and 2018

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,546,081	$4,572,872	$973,209
Net investment income	6,283,043	5,038,141	1,244,902
Net realized investment gains (losses)	(67,632)	49,256	(116,888)
Service fees	593,144	230,161	362,983
Other income	23,755	28,345	(4,590)
Total revenues	12,378,391	9,918,775	2,459,616
Benefits and claims	6,836,230	5,655,474	1,180,756
Expenses	4,074,570	2,488,699	1,585,871
Total benefits, claims and expenses	10,910,800	8,144,173	2,766,627
Income before federal income tax expense	1,467,591	1,774,602	(307,011)
Federal income tax expense	334,025	375,225	(41,200)
Net income	$1,133,566	$1,399,377	$(265,811)
Net income per common share basic and diluted	$0.15	$0.18	$(0.03)

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2019 and 2018

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$11,076,887	$9,059,607	$2,017,280
Net investment income	11,856,499	9,722,383	2,134,116
Net realized investment gains (losses)	(13,912)	24,472	(38,384)
Service fees	1,020,878	233,561	787,317
Other income	62,739	46,172	16,567
Total revenues	24,003,091	19,086,195	4,916,896
Benefits and claims	13,590,358	11,259,806	2,330,552
Expenses	7,143,050	4,840,340	2,302,710
Total benefits, claims and expenses	20,733,408	16,100,146	4,633,262
Income before federal income tax expense	3,269,683	2,986,049	283,634
Federal income tax expense	713,921	646,291	67,630
Net income	$2,555,762	$2,339,758	$216,004
Net income per common share basic and diluted	$0.33	$0.30	$0.03

Consolidated Condensed Financial Position as of June 30, 2019 and December 31, 2018

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 to 2018

Investment assets	$415,740,758	$325,844,275	$89,896,483
Assets held in trust under coinsurance agreement	92,977,748	25,494,700	67,483,048
Other assets	85,724,929	82,167,875	3,557,054
Total assets	$594,443,435	$433,506,850	$160,936,585

Policy liabilities	$430,322,684	$354,604,734	$75,717,950
Funds withheld under coinsurance agreement	99,863,520	29,285,119	70,578,401
Deferred federal income taxes	4,820,102	2,373,478	2,446,624
Other liabilities	8,600,557	8,118,268	482,289
Total liabilities	543,606,863	394,381,599	149,225,264
Shareholders' equity	50,836,572	39,125,251	11,711,321
Total liabilities and shareholders' equity	$594,443,435	$433,506,850	$160,936,585

Shareholders' equity per common share	$6.52	$5.01	$1.51

Results of Operations – Three Months Ended June 30, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,546,081	$4,572,872	$973,209
Net investment income	6,283,043	5,038,141	1,244,902
Net realized investment gains (losses)	(67,632)	49,256	(116,888)
Service fees	593,144	230,161	362,983
Other income	23,755	28,345	(4,590)
Total revenues	$12,378,391	$9,918,775	$2,459,616

The $2,459,616 increase in total revenues for the three months ended June 30, 2019 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$358,636	$57,886	$300,750
Ordinary life renewal	488,446	520,419	(31,973)
Final expense first year	1,177,340	1,119,185	58,155
Final expense renewal	3,521,659	2,875,382	646,277
Total premiums	$5,546,081	$4,572,872	$973,209

The $973,209 increase in premiums for the three months ended June 30, 2019 is primarily due to a $646,277 increase in final expense renewal premiums and a $300,750 increase in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life first year premiums primarily reflects ordinary life insurance policies sold in the international market that the Company started assuming in fourth quarter 2018.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$2,077,206	$1,669,950	$407,256
Preferred stock and equity securities	33,528	28,034	5,494
Other long-term investments	1,166,240	1,009,007	157,233
Mortgage loans	3,410,617	2,887,505	523,112
Policy loans	33,495	30,342	3,153
Real estate	67,514	94,003	(26,489)
Short-term and other investments	250,455	25,939	224,516
Gross investment income	7,039,055	5,744,780	1,294,275
Investment expenses	(756,012)	(706,639)	49,373
Net investment income	$6,283,043	$5,038,141	$1,244,902

The $1,294,275 increase in gross investment income for the three months ended June 30, 2019 is primarily due to increases in investments in mortgage loans, fixed maturity securities, short term and other investments and other long-term investments. In the twelve months since June 30, 2018, our investments in mortgage loans have increased approximately $35.8 million, fixed maturity securities have increased approximately $44.3 million and other long term investments have increased approximately $5.8 million. The increase in short-term and other investments is due to the increase in cash and cash equivalents and higher interest rates offered by the banking institutions.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities and investment real estate plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds	$14,728,067	$5,909,141	$8,818,926
Amortized cost at sale date	14,758,980	5,868,494	8,890,486
Net realized gains (losses)	$(30,913)	$40,647	$(71,560)
Equity securities sold:
Sale proceeds	$19,370	$15,000	$4,370
Cost at sale date	6,998	14,999	(8,001)
Net realized gains	$12,372	$1	$12,371
Investment real estate:
Sale proceeds	$253,564	$54,853	$198,711
Carrying value at sale date	294,784	56,175	238,609
Net realized losses	$(41,220)	$(1,322)	$(39,898)

Equity securities, changes in fair value	$(7,871)	$9,930	$(17,801)

Net realized investment gains (losses)	$(67,632)	$49,256	$(116,888)

Service Fees

The $362,983 increase in service fees for the three months ended June 30, 2019 is primarily due to ceding fees related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$2,029,177	$1,526,060	$503,117
Death benefits	1,474,125	1,525,130	(51,005)
Surrenders	246,074	235,172	10,902
Interest credited to policyholders	3,011,733	2,304,102	707,631
Dividend, endowment and supplementary life contract benefits	75,121	65,010	10,111
Total benefits and claims	6,836,230	5,655,474	1,180,756
Expenses
Policy acquisition costs deferred	(3,657,057)	(2,180,425)	(1,476,632)
Amortization of deferred policy acquisition costs	1,077,534	1,172,075	(94,541)
Amortization of value of insurance business acquired	73,544	81,878	(8,334)
Commissions	3,723,265	1,926,536	1,796,729
Other underwriting, insurance and acquisition expenses	2,857,284	1,488,635	1,368,649
Total expenses	4,074,570	2,488,699	1,585,871
Total benefits, claims and expenses	$10,910,800	$8,144,173	$2,766,627

The $2,766,627 increase in total benefits, claims and expenses for the three months ended June 30, 2019 is discussed below.

Benefits and Claims

The $1,180,756 increase in benefits and claims for the three months ended June 30, 2019 is primarily due to the following:

●	$503,117 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$707,631 increase in interest credited to policyholders is primarily due to an increase of approximately $74.2 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2018.

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

For the three months ended June 30, 2019 and 2018, capitalized costs were $3,657,057 and $2,180,425, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2019 and 2018 were $1,077,534 and $1,172,075, respectively.

The $1,476,632 increase in the 2019 acquisition costs deferred primarily relates to increased annuity production and deferral of increased eligible annuity commissions. There was a $94,541 decrease in the 2019 amortization of deferred acquisition costs.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $73,544 and $81,878 for the three months ended June 30, 2019 and 2018, respectively, representing an $8,334 decrease.

Commissions

Our commissions for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Annuity	$1,572,151	$235,850	$1,336,301
Ordinary life first year	386,659	52,560	334,099
Ordinary life renewal	12,921	14,937	(2,016)
Final expense first year	1,404,303	1,340,040	64,263
Final expense renewal	347,231	283,149	64,082
Total commissions	$3,723,265	$1,926,536	$1,796,729

The $1,796,729 increase in commissions for the three months ended June 30, 2019 is primarily due to a $1,336,301 increase in annuity commissions and a $334,099 increase in ordinary life first year commissions that corresponded to a $41,246,456 increase in retained annuity deposits and a $300,750 increase in ordinary life first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $1,368,649 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2019 was primarily related to increased bonuses to the Company’s Chief Executive Officer, increased consulting and legal fees related to the Company’s recapitalization initiative and increased third party administration fees primarily related to the increased number of policies in force and increased service requests.

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

For the three months ended June 30, 2019, current income tax expense $398,052. For the three months ended June 30, 2019 and 2018, deferred federal income tax expense (benefit) was ($64,027) and $375,225, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,133,566 ($0.15 per common share basic and diluted) and $1,399,377 ($0.18 per common share basic and diluted) for the three months ended June 30, 2019 and 2018, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. The weighted average outstanding common shares basic and diluted for the three months ended June 30, 2019 and 2018 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$6,492,824	$5,362,692	$1,130,132
Annuity operations	5,710,825	4,423,642	1,287,183
Corporate operations	174,742	132,441	42,301
Total	$12,378,391	$9,918,775	$2,459,616
Income before federal income taxes:
Life insurance operations	$66,906	$128,003	$(61,097)
Annuity operations	1,246,058	1,533,032	(286,974)
Corporate operations	154,627	113,567	41,060
Total	$1,467,591	$1,774,602	$(307,011)

Life Insurance Operations

The $1,130,132 increase in revenues from Life Insurance Operations for the three months ended June 30, 2019 is primarily due to the following:

●	$973,209 increase in premiums

●	$175,959 increase in net investment income

●	$6,768 decrease in service fees and other income

●	$12,268 decrease in net realized investment gains

The $61,097 decreased profitability from Life Insurance Operations for the three months ended June 30, 2019 is primarily due to the following:

●	$575,798 increase in other underwriting, insurance and acquisition expenses

●	$503,117 increase in future policy benefits

●	$460,428 increase in commissions

●	$12,268 decrease in net realized investment gains

●	$10,902 increase in surrenders

●	$10,111 increase in dividend, endowment and supplementary life contract benefits

●	$6,768 decrease in service fees and other income

●	$4,166 decrease in amortization of value of insurance business acquired

●	$51,005 decrease in death benefits

●	$175,959 increase in net investment income

●	$313,956 increase in policy acquisition costs deferred net of amortization

●	$973,209 increase in premiums

Annuity Operations

The $1,287,183 increase in revenues from Annuity Operations for the three months ended June 30, 2019 is due to the following:

●	$1,025,485 increase in net investment income

●	$366,318 increase in service fees and other income

●	$104,620 decrease in net realized investment gains

The $286,974 decreased profitability from Annuity Operations for the three months ended June 30, 2019 is due to the following:

●	$1,336,301 increase in commissions

●	$791,610 increase in other underwriting, insurance and acquisition expenses

●	$707,631 increase in interest credited to policyholders

●	$104,620 decrease in net realized investment gains

●	$4,168 decrease in amortization of value of insurance business acquired

●	$366,318 increase in service fees and other income

●	$1,025,485 increase in net investment income

●	$1,257,217 increase in policy acquisition costs deferred net of amortization

Corporate Operations

The $42,301 increase in revenues from Corporate Operations for the three months ended June 30, 2019 is due to $43,458 of increased net investment income that exceeded $1,157 of decreased service fees and other income.

The $41,060 increase in Corporate Operations profitability for the three months ended June 30, 2019 is primarily due to $43,458 of increased net investment income that exceeded $1,157 of decreased service fees and other income and $1,241 of increased operating expenses.

Results of Operations – Six Months Ended June 30, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$11,076,887	$9,059,607	$2,017,280
Net investment income	11,856,499	9,722,383	2,134,116
Net realized investment gains (losses)	(13,912)	24,472	(38,384)
Service fees	1,020,878	233,561	787,317
Other income	62,739	46,172	16,567
Total revenues	$24,003,091	$19,086,195	$4,916,896

The $4,916,896 increase in total revenues for the six months ended June 30, 2019 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$703,521	$108,740	$594,781
Ordinary life renewal	1,063,943	1,094,783	(30,840)
Final expense first year	2,341,646	2,267,213	74,433
Final expense renewal	6,840,286	5,502,661	1,337,625
Supplementary contracts with life contingencies	127,491	86,210	41,281
Total premiums	$11,076,887	$9,059,607	$2,017,280

The $2,017,280 increase in premiums for the six months ended June 30, 2019 is primarily due to the $1,337,625 increase in final expense renewal premiums and $594,781 increase in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life first year premiums primarily reflects ordinary life insurance policies sold in the international market that the Company started assuming in fourth quarter 2018.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$3,606,682	$3,300,424	$306,258
Preferred stock and equity securities	67,746	33,117	34,629
Other long-term investments	2,316,997	1,979,063	337,934
Mortgage loans	6,593,465	5,375,918	1,217,547
Policy loans	65,768	59,425	6,343
Real estate	131,810	188,006	(56,196)
Short-term and other investments	495,295	67,681	427,614
Gross investment income	13,277,763	11,003,634	2,274,129
Investment expenses	(1,421,264)	(1,281,251)	140,013
Net investment income	$11,856,499	$9,722,383	$2,134,116

The $2,274,129 increase in gross investment income for the six months ended June 30, 2019 is primarily due to increases in investments in mortgage loans, short term and other investments, other long-term investments and fixed maturity securities. In the twelve months since June 30, 2018, our investments in mortgage loans have increased approximately $35.8 million, other long term investments have increased approximately $5.8 million and fixed maturity securities have increased approximately $44.3 million. The increase in short-term and other investments is due to the increase in cash and cash equivalents and higher interest rates offered by the banking institutions.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities and investment real estate plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds	$18,127,913	$8,488,932	$9,638,981
Amortized cost at sale date	18,118,751	8,449,455	9,669,296
Net realized gains	$9,162	$39,477	$(30,315)
Equity securities sold:
Sale proceeds	$19,370	$15,412	$3,958
Cost at sale date	6,998	15,305	(8,307)
Net realized gains	$12,372	$107	$12,265
Investment real estate:
Sale proceeds	$253,564	$54,853	$198,711
Carrying value at sale date	294,784	56,175	238,609
Net realized losses	$(41,220)	$(1,322)	$(39,898)

Equity securities, changes in fair value	$5,774	$(13,790)	$19,564

Net realized investment gains (losses)	$(13,912)	$24,472	$(38,384)

Service Fees

The $787,317 increase in service fees for the six months ended June 30, 2019 is primarily due to ceding fees related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$4,180,777	$2,965,651	$1,215,126
Death benefits	3,106,905	3,087,186	19,719
Surrenders	596,481	462,841	133,640
Interest credited to policyholders	5,562,405	4,611,433	950,972
Dividend, endowment and supplementary life contract benefits	143,790	132,695	11,095
Total benefits and claims	13,590,358	11,259,806	2,330,552
Expenses
Policy acquisition costs deferred	(7,272,517)	(4,488,458)	(2,784,059)
Amortization of deferred policy acquisition costs	1,841,880	1,995,623	(153,743)
Amortization of value of insurance business acquired	154,991	171,489	(16,498)
Commissions	7,295,837	4,029,658	3,266,179
Other underwriting, insurance and acquisition expenses	5,122,859	3,132,028	1,990,831
Total expenses	7,143,050	4,840,340	2,302,710
Total benefits, claims and expenses	$20,733,408	$16,100,146	$4,633,262

The $4,633,262 increase in total benefits, claims and expenses for the six months ended June 30, 2019 is discussed below.

Benefits and Claims

The $2,330,552 increase in benefits and claims for the six months ended June 30, 2019 is primarily due to the following:

●	$1,215,126 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$950,972 increase in interest credited to policyholders is primarily due to an increase of approximately $74.2 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since June 30, 2018.

●	$133,640 increase in surrenders corresponded to lapsation decisions of ordinary life policyholders.

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

For the six months ended June 30, 2019 and 2018, capitalized costs were $7,272,517 and $4,488,458, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2019 and 2018 were $1,841,880 and $1,995,623, respectively.

The $2,784,059 increase in the 2019 acquisition costs deferred primarily relates to increased annuity production and deferral of increased eligible annuity commissions. There was a $153,743 decrease in the 2019 amortization of deferred acquisition costs.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $154,991 and $171,489 for the six months ended June 30, 2019 and 2018, respectively, representing a $16,498 decrease.

Commissions

Our commissions for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Annuity	$3,038,973	$642,779	$2,396,194
Ordinary life first year	765,114	100,219	664,895
Ordinary life renewal	26,289	32,637	(6,348)
Final expense first year	2,791,546	2,714,480	77,066
Final expense renewal	673,915	539,543	134,372
Total commissions	$7,295,837	$4,029,658	$3,266,179

The $3,266,179 increase in commissions for the six months ended June 30, 2019 is primarily due to a $2,396,194 increase in annuity commissions, $664,895 increase in ordinary life first year commissions and a $134,372 increase in final expense renewal commissions that corresponded to a $76,224,415 increase in retained annuity deposits, a $594,781 increase in ordinary life first year premiums and a $1,337,625 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $1,990,831 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2019 was primarily related to increased bonuses to the Company’s Chief Executive Officer, increased consulting and legal fees related to the Company’s recapitalization initiative and increased third party administration fees primarily related to the increased number of policies in force and increased service requests.

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

For the six months ended June 30, 2019, current income tax expense was $701,054. Deferred federal income tax expense was $12,867 and $646,291 for the six months ended June 30, 2019 and 2018, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $2,555,762 ($0.33 per common share basic and diluted) and $2,339,758 ($0.30 per common share basic and diluted) for the six months ended June 30, 2019 and 2018, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the period. The weighted average outstanding common shares basic and diluted for both the six months ended June 30, 2019 and 2018 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$12,963,871	$10,538,864	$2,425,007
Annuity operations	10,680,857	8,301,779	2,379,078
Corporate operations	358,363	245,552	112,811
Total	$24,003,091	$19,086,195	$4,916,896
Income before income taxes:
Life insurance operations	$264,465	$299,522	$(35,057)
Annuity operations	2,748,670	2,490,421	258,249
Corporate operations	256,548	196,106	60,442
Total	$3,269,683	$2,986,049	$283,634

Life Insurance Operations

The $2,425,007 increase in revenues from Life Insurance Operations for the six months ended June 30, 2019 is primarily due to the following:

●	$2,017,280 increase in premiums

●	$392,615 increase in net investment income

●	$14,246 increase in service fees and other income

●	$866 increase in net realized investment gains

The $35,057 decreased profitability from Life Insurance Operations for the six months ended June 30, 2019 is primarily due to the following:

●	$1,215,126 increase in future policy benefits

●	$869,985 increase in commissions

●	$842,506 increase in other underwriting, insurance and acquisition expenses

●	$133,640 increase in surrenders

●	$19,719 increase in death benefits

●	$11,095 increase in dividend, endowment and supplementary life contract benefits

●	$866 increase in net realized investment gains

●	$8,248 decrease in amortization of value of insurance business acquired

●	$14,246 increase in service fees and other income

●	$392,615 increase in net investment income

●	$623,759 increase in policy acquisition costs deferred net of amortization

●	$2,017,280 increase in premiums

Annuity Operations

The $2,379,078 increase in revenues from Annuity Operations for the six months ended June 30, 2019 is due to the following:

●	$1,624,275 increase in net investment income

●	$794,053 increase in service fees and other income

●	$39,250 decrease in net realized investment gains

The $258,249 increased profitability from Annuity Operations for the six months ended June 30, 2019 is due to the following:

●	$2,314,043 increase in policy acquisition costs deferred net of amortization

●	$1,624,275 increase in net investment income

●	$794,053 increase in service fees and other income

●	$8,250 decrease in amortization of value of insurance business acquired

●	$39,250 decrease in net realized investment gains

●	$950,972 increase in interest credited to policyholders

●	$1,095,956 increase in other underwriting, insurance and acquisition expenses

●	$2,396,194 increase in commissions

Corporate Operations

The $112,811 increase in revenues from Corporate Operations for the six months ended June 30, 2019 is primarily due to $117,226 of increased net investment income that exceeded $4,415 of decreased service fees and other income.

The $60,442 increased Corporate Operations profitability for the six months ended June 30, 2019 is primarily due to $117,226 of increased net investment income that exceeded $52,369 of increased operating expenses and $4,415 of decreased service fees and other income.

Consolidated Financial Condition

Our invested assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $180,701,752 and $134,414,517 as of June 30, 2019 and December 31, 2018, respectively)	$189,041,946	$131,152,199	$57,889,747
Available-for-sale preferred stock at fair value (cost: $99,945 as of June 30, 2019 and December 31, 2018)	100,480	90,580	9,900
Equity securities at fair value (cost: $184,084 and $187,122 as of June 30, 2019 and December 31, 2018, respectively)	201,404	198,668	2,736
Mortgage loans on real estate	155,823,142	130,049,610	25,773,532
Investment real estate	2,123,721	2,392,031	(268,310)
Policy loans	1,890,350	1,809,339	81,011
Short-term investments	1,814,777	896,371	918,406
Other long-term investments	64,744,938	59,255,477	5,489,461
Total investments	$415,740,758	$325,844,275	$89,896,483

The $57,889,747 increase and $4,953,909 decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Fixed maturity securities, available-for-sale, beginning	$131,152,199	$149,683,139
Purchases	64,687,943	10,665,969
Unrealized appreciation (depreciation)	11,602,512	(6,851,589)
Net realized investment gains	9,162	39,477
Sales proceeds	(14,677,913)	(3,988,932)
Maturities	(3,450,000)	(4,500,000)
Premium amortization	(281,957)	(318,834)
Increase (decrease)	57,889,747	(4,953,909)
Fixed maturity securities, available-for-sale, ending	$189,041,946	$144,729,230

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

The $9,900 increase and $1,700 decrease in preferred stock available-for-sale for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Preferred stock, available-for-sale, beginning	$90,580	$100,720
Unrealized appreciation (depreciation)	9,900	(1,700)
Increase (decrease)	9,900	(1,700)
Preferred stock, available-for-sale, ending	$100,480	$99,020

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $2,736 increase and $3,219 decrease in equity securities for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Equity securities, beginning	$198,668	$571,427
Purchases	57,746	25,876
Sales proceeds	(19,370)	(15,412)
Joint venture distributions	(53,786)	-
Net realized investment gains, sale of securities	12,372	107
Net realized investment gains (losses), changes in fair value	5,774	(13,790)
Increase (decrease)	2,736	(3,219)
Equity securities, ending	$201,404	$568,208

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The $25,773,532 and $17,527,465 increases in mortgage loans on real estate for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Mortgage loans on real estate, beginning	$130,049,610	$102,496,451
Purchases	44,710,559	34,435,782
Discount accretion	218,593	214,157
Payments	(18,955,492)	(16,655,627)
Foreclosed - transfer to real estate	(99,218)	(378,411)
Increase in allowance for bad debts	(85,935)	(67,481)
Amortization of loan origination fees	(14,975)	(20,955)
Increase	25,773,532	17,527,465
Mortgage loans on real estate, ending	$155,823,142	$120,023,916

The $268,310 decrease and $249,492 increase in investment real estate for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Investment real estate, beginning	$2,392,031	$2,382,966
Real estate acquired through mortgage loan foreclosure	99,218	378,411
Sales proceeds	(253,564)	(54,853)
Depreciation of building	(72,744)	(72,744)
Net realized investment losses	(41,220)	(1,322)
Increase (decrease)	(268,310)	249,492
Investment real estate, ending	$2,123,721	$2,632,458

The $5,489,461 and $3,090,209 increases in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Other long-term investments, beginning	$59,255,477	$55,814,583
Purchases	8,750,363	5,877,273
Accretion of discount	2,318,546	1,982,029
Payments	(5,579,448)	(4,769,093)
Increase	5,489,461	3,090,209
Other long-term investments, ending	$64,744,938	$58,904,792

Our assets other than invested assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018

Cash and cash equivalents	$27,546,376	$29,665,605	$(2,119,229)
Accrued investment income	5,091,843	2,672,978	2,418,865
Recoverable from reinsurers	1,221,773	2,323,157	(1,101,384)
Assets held in trust under coinsurance agreement	92,977,748	25,494,700	67,483,048
Agents' balances and due premiums	1,687,723	1,418,916	268,807
Deferred policy acquisition costs	35,089,278	29,681,737	5,407,541
Value of insurance business acquired	5,030,879	5,185,870	(154,991)
Other assets	10,057,057	11,219,612	(1,162,555)
Assets other than investment assets	$178,702,677	$107,662,575	$71,040,102

The $2,119,229 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $67,483,048 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Balance, beginning of year	$29,681,737	$24,555,902
Capitalization of commissions, sales and issue expenses	7,272,517	4,488,458
Amortization	(1,841,880)	(1,995,623)
Deferred acquisition costs allocated to investments	(23,096)	118,006
Balance, end of year	$35,089,278	$27,166,743

Our other assets as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018
Advances to mortgage loan originator	$4,235,667	$4,942,870	$(707,203)
Federal and state income taxes recoverable	4,861,738	4,492,793	368,945
Notes receivable	446,715	446,978	(263)
Accrual of mortgage loans and long-term investment payments due	-	1,045,634	(1,045,634)
Receivable for securities sold	-	33,600	(33,600)
Guaranty funds	78,130	69,740	8,390
Lease asset - right to use	127,851	-	127,851
Other receivables, prepaid assets and deposits	306,956	187,997	118,959
Total other assets	$10,057,057	$11,219,612	$(1,162,555)

During second quarter 2019 the Company changed its accounting practice and no longer accrued the principal collections on mortgage loans causing this change of $1,045,634.

There was a $707,203 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

The increase in other receivables, prepaid assets and deposits of $118,959 was primarily due to an additional $125,000 deposit to further fund and complete the acquisition of a Barbados, West Indies domiciled life insurance company that should soon be finalized by local country regulators.

The Company reported a lease asset of $127,851 as of June 30, 2019, in accordance with the lease guidance adopted in 2019.

There was a $368,945 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018

Policy liabilities
Policyholders' account balances	$368,644,462	$297,168,411	$71,476,051
Future policy benefits	60,399,713	56,261,507	4,138,206
Policy claims	1,202,838	1,102,257	100,581
Other policy liabilities	75,671	72,559	3,112
Total policy liabilities	430,322,684	354,604,734	75,717,950
Funds withheld under coinsurance agreement	99,863,520	29,285,119	70,578,401
Deferred federal income taxes	4,820,102	2,373,478	2,446,624
Other liabilities	8,600,557	8,118,268	482,289
Total liabilities	$543,606,863	$394,381,599	$149,225,264

The $71,476,051 and $1,578,462 increases in policyholders’ account balances for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Policyholders' account balances, beginning	$297,168,411	$292,909,762
Deposits	153,716,133	21,557,499
Withdrawals	(17,224,086)	(13,254,810)
Funds withheld under coinsurance agreement	(70,578,401)	(11,335,660)
Interest credited	5,562,405	4,611,433
Increase	71,476,051	1,578,462
Policyholders' account balances, ending	$368,644,462	$294,488,224

The $4,138,206 increase in future policy benefits during the six months ended June 30, 2019 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $2,446,624 increase in deferred federal income taxes during the six months ended June 30, 2019 was due to $2,433,757 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $12,867 of operating deferred federal tax expense.

The $70,578,401 increase in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of June 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018
Suspense accounts payable	$4,450,101	$7,379,975	$(2,929,875)
Accounts payable	38,788	47,309	(8,521)
Accrued expenses payable	524,000	668,000	(144,000)
Payable for securities purchased	2,591	393,762	(391,171)
Guaranty fund assessments	38,000	35,000	3,000
Unearned investment income	94,079	71,234	22,845
Deferred revenue	13,538	18,953	(5,415)
Unclaimed funds	54,562	39,325	15,237
Lease liability	127,851	-	127,851
Mortgage loans suspense	3,846,868	-	3,846,868
Other payables, withholdings and escrows	(589,821)	(535,290)	(54,531)
Total other liabilities	$8,600,557	$8,118,268	$482,289

The $2,929,875 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

As of June 30, 2019, the Company had $2,591 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $393,762 of security purchases overlapping financial reporting periods as of December 31, 2018.

The $144,000 decrease in accrued expenses payable is primarily due to a reduction in the June 2019 accrual for agency conference and department of insurance exam fees.

The Company reported a lease liability of $127,851 as of June 30, 2019, in accordance with the lease guidance adopted in 2019.

During second quarter 2019 the Company changed its accounting practice and no longer reclassified its mortgage loan suspense account causing this change of $3,846,868.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2019, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2019, we had cash and cash equivalents totaling $27,546,376. As of June 30, 2019, cash and cash equivalents of $10,112,753 and $15,873,904, respectively, totaling $25,986,657 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $19,019,700 and $14,663,402 as of June 30, 2019 and December 31, 2018, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of June 30, 2019 and December 31, 2018.

Our cash flows for the six months ended June 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Net cash used in operating activities	$(63,036,667)	$(1,617,069)	$(61,419,598)
Net cash used in investing activities	(75,574,609)	(21,595,788)	(53,978,821)
Net cash provided by financing activities	136,492,047	8,302,689	128,189,358
Decrease in cash and cash equivalents	(2,119,229)	(14,910,168)	12,790,939
Cash and cash equivalents, beginning of period	29,665,605	31,496,159	(1,830,554)
Cash and cash equivalents, end of period	$27,546,376	$16,585,991	$10,960,385

The $63,036,667 and $1,617,069 cash used in operating activities for the six months ended June 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2019	2018	2019 less 2018
Premiums collected	$11,040,521	$9,062,439	$1,978,082
Net investment income collected	8,250,926	8,652,970	(402,044)
Service fees and other income collected	1,083,618	279,733	803,885
Death benefits paid	(1,904,940)	(3,367,623)	1,462,683
Surrenders paid	(596,481)	(462,841)	(133,640)
Dividends and endowments paid	(144,464)	(134,205)	(10,259)
Commissions paid	(7,525,540)	(4,048,010)	(3,477,530)
Other underwriting, insurance and acquisition expenses paid	(1,422,602)	(5,267,507)	3,844,905
Taxes paid	(1,069,999)	(1,009,725)	(60,274)
Decreased advances to mortgage loan originator	707,203	62,025	645,178
Increased (decreased) deposits of pending policy applications	(2,929,874)	2,269,674	(5,199,548)
Increased assets held in trust under coinsurance agreement	(67,483,048)	(7,464,922)	(60,018,126)
Increased short-term investments	(918,406)	(137,929)	(780,477)
Increased policy loans	(81,011)	(23,569)	(57,442)
Other	(42,570)	(27,579)	(14,991)
Cash used in operating activities	$(63,036,667)	$(1,617,069)	$(61,419,598)

Please see the statements of cash flows for the six months ended June 30, 2019 and 2018 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2019	December 31, 2018	2019 less 2018

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of June 30, 2019 and December 31, 2018 and 7,802,593 outstanding as of June 30, 2019 and December 31, 2018)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of June 30, 2019 and December 31, 2018)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	6,578,928	(2,576,631)	9,155,559
Accumulated earnings	16,386,491	13,830,729	2,555,762
Total shareholders' equity	$50,836,572	$39,125,251	$11,711,321

The increase in shareholders’ equity of $11,711,321 for the six months ended June 30, 2019 is due to $9,155,559 in other comprehensive income and $2,555,762 in net income.

Equity per common share outstanding increased 30.1% from $5.01 per share as of December 31, 2018 to $6.52 per share as of June 30, 2019, based upon 7,802,593 common shares outstanding as of both June 30, 2019 and December 31, 2018.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $8,340,729 and ($3,271,683) as of June 30, 2019 and December 31, 2018, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $11,621,574 in unrealized gains arising for the six months ended June 30, 2019 has been offset by 2019 net realized investment gains of $9,162 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $11,612,412.

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

As of June 30, 2019, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2019, the Company has outstanding advances to this loan originator totaling $4,235,667. The advances are secured by $5,459,999 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,264,333 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2019, $1,032,045 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2019, $764,458 of that escrow amount is available to the Company as additional collateral on $4,235,667 of advances to the loan originator. The remaining June 30, 2019 escrow amount of $267,587 is available to the Company as additional collateral on its investment of $53,517,364 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2019 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the June 30, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

August 13, 2019	By: /s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2019	By: /s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer