Form 10-Q
period 2019-09-30
First Trinity Financial CORP
filed 2019-11-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2019

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock .01 par value as of November 5, 2019: 7,802,593 shares

Securities registered pursuant to Section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $178,477,818 and $134,414,517 as of September 30, 2019 and December 31, 2018, respectively)	$192,946,789	$131,152,199
Available-for-sale preferred stock at fair value (cost: $49,945 and $99,945 as of September 30, 2019 and December 31, 2018, respectively)	51,320	90,580
Equity securities at fair value (cost: $182,186 and $187,122 as of September 30, 2019 and December 31, 2018, respectively)	199,710	198,668
Mortgage loans on real estate	156,504,177	130,049,610
Investment real estate	1,988,131	2,392,031
Policy loans	1,950,680	1,809,339
Short-term investments	209,045	896,371
Other long-term investments	72,711,634	59,255,477
Total investments	426,561,486	325,844,275
Cash and cash equivalents	14,083,748	29,665,605
Accrued investment income	5,170,977	2,672,978
Recoverable from reinsurers	1,161,862	2,323,157
Assets held in trust under coinsurance agreement	104,509,053	25,494,700
Agents' balances and due premiums	1,751,485	1,418,916
Deferred policy acquisition costs	36,492,172	29,681,737
Value of insurance business acquired	4,961,162	5,185,870
Other assets	9,298,364	11,219,612
Total assets	$603,990,309	$433,506,850
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$366,988,490	$297,168,411
Future policy benefits	62,651,571	56,261,507
Policy claims	1,453,417	1,102,257
Other policy liabilities	71,365	72,559
Total policy liabilities	431,164,843	354,604,734
Funds withheld under coinsurance agreement	105,200,731	29,285,119
Deferred federal income taxes	6,446,615	2,373,478
Other liabilities	3,735,466	8,118,268
Total liabilities	546,547,655	394,381,599
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized 8,050,173 issued as of September 30, 2019 and December 31, 2018 and 7,802,593 outstanding as of September 30, 2019 and December 31, 2018)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of September 30, 2019 and December 31, 2018)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	11,414,146	(2,576,631)
Accumulated earnings	18,157,355	13,830,729
Total shareholders' equity	57,442,654	39,125,251
Total liabilities and shareholders' equity	$603,990,309	$433,506,850

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$5,754,771	$4,701,250	$16,831,658	$13,760,857
Net investment income	6,316,342	4,979,031	18,172,841	14,701,414
Net realized investment gains	339,108	245,059	325,196	269,531
Service fees	58,902	66,474	1,079,780	300,035
Other income	91,354	11,977	154,093	58,149
Total revenues	12,560,477	10,003,791	36,563,568	29,089,986
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,231,442	1,719,073	6,412,219	4,684,724
Death benefits	1,762,961	876,629	4,869,866	3,963,815
Surrenders	204,932	203,287	801,413	666,128
Interest credited to policyholders	3,123,621	2,329,858	8,686,026	6,941,291
Dividend, endowment and supplementary life contract benefits	63,101	64,339	206,891	197,034
Total benefits and claims	7,386,057	5,193,186	20,976,415	16,452,992
Policy acquisition costs deferred	(2,409,231)	(1,673,638)	(9,681,748)	(6,162,096)
Amortization of deferred policy acquisition costs	997,249	682,295	2,839,129	2,677,918
Amortization of value of insurance business acquired	69,717	83,935	224,708	255,424
Commissions	2,348,478	1,934,194	9,644,315	5,963,852
Other underwriting, insurance and acquisition expenses	1,931,334	1,849,373	7,054,193	4,981,401
Total expenses	2,937,547	2,876,159	10,080,597	7,716,499
Total benefits, claims and expenses	10,323,604	8,069,345	31,057,012	24,169,491
Income before total federal income tax expense	2,236,873	1,934,446	5,506,556	4,920,495
Current federal income tax expense	124,807	-	825,861	-
Deferred federal income tax expense	341,202	409,687	354,069	1,055,978
Total federal income tax expense	466,009	409,687	1,179,930	1,055,978
Net income	$1,770,864	$1,524,759	$4,326,626	$3,864,517
Net income per common share basic and diluted	$0.23	$0.20	$0.55	$0.50

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,770,864	$1,524,759	$4,326,626	$3,864,517
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	6,470,486	(717,379)	18,092,060	(7,531,191)
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	(68,508)
Less net realized investment gains having no credit losses	340,869	205,453	350,031	244,930
Net unrealized investment gains (losses)	6,129,617	(922,832)	17,742,029	(7,844,629)
Less adjustment to deferred acquisition costs	9,088	(14,204)	32,184	(132,210)
Other comprehensive income (loss) before federal income tax expense (benefit)	6,120,529	(908,628)	17,709,845	(7,712,419)
Federal income tax expense (benefit)	1,285,311	(190,813)	3,719,068	(1,619,608)
Total other comprehensive income (loss)	4,835,218	(717,815)	13,990,777	(6,092,811)
Total comprehensive income (loss)	$6,606,082	$806,944	$18,317,403	$(2,228,294)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended September 30, 2018
Balance as of July 1, 2018	$80,502	$28,684,598	$(893,947)	$(614,045)	$11,028,341	$38,285,449
Comprehensive income:
Net income	-	-	-	-	1,524,759	1,524,759
Other comprehensive loss	-	-	-	(717,815)	-	(717,815)
Balance as of September 30, 2018	$80,502	$28,684,598	$(893,947)	$(1,331,860)	$12,553,100	$39,092,393

Nine months ended September 30, 2018
Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	3,864,517	3,864,517
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(6,092,811)	-	(6,092,811)
Balance as of September 30, 2018	$80,502	$28,684,598	$(893,947)	$(1,331,860)	$12,553,100	$39,092,393

Three months ended September 30, 2019
Balance as of July 1, 2019	$80,502	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572
Comprehensive income:
Net income	-	-	-	-	1,770,864	1,770,864
Other comprehensive income	-	-	-	4,835,218	-	4,835,218
Balance as of September 30, 2019	$80,502	$28,684,598	$(893,947)	$11,414,146	$18,157,355	$57,442,654

Nine months ended September 30, 2019
Balance as of January 1, 2019	$80,502	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	4,326,626	4,326,626
Other comprehensive income	-	-	-	13,990,777	-	13,990,777
Balance as of September 30, 2019	$80,502	$28,684,598	$(893,947)	$11,414,146	$18,157,355	$57,442,654

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$4,326,626	$3,864,517
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation	109,116	109,116
Accretion of discount on investments	(3,440,762)	(2,951,473)
Net realized investment gains	(325,196)	(269,531)
Amortization of policy acquisition cost	2,839,129	2,677,918
Policy acquisition cost deferred	(9,681,748)	(6,162,096)
Amortization of loan origination fees	20,185	32,376
Amortization of value of insurance business acquired	224,708	255,424
Allowance for mortgage loan losses	73,783	61,083
Provision for deferred federal income tax expense	354,069	1,055,978
Interest credited to policyholders	8,686,026	6,941,291
Change in assets and liabilities:
Policy loans	(141,341)	(95,095)
Short-term investments	687,326	412,006
Accrued investment income	(2,497,999)	(182,814)
Recoverable from reinsurers	1,161,295	(434,381)
Assets held in trust under coinsurance agreement	(79,014,353)	(15,831,355)
Agents' balances and due premiums	(332,569)	(32,242)
Other assets (excludes change in receivable for securities sold of ($201,401) and ($185,389) in 2019 and 2018, respectively)	2,122,649	(850,863)
Future policy benefits	6,390,064	4,653,803
Policy claims	351,160	(118,473)
Other policy liabilities	(1,194)	(159)
Other liabilities (excludes change in payable for securities purchased of ($393,762) and $142,361 in 2019 and 2018, respectively)	(3,989,040)	768,279
Net cash used in operating activities	(72,078,066)	(6,096,691)

Investing activities
Purchases of fixed maturity securities	(65,392,840)	(11,958,357)
Maturities of fixed maturity securities	3,650,000	4,876,000
Sales of fixed maturity securities	17,585,794	15,933,074
Sales of preferred stock securities	50,000	-
Purchases of equity securities	(92,956)	(53,828)
Sales of equity securities	19,371	361,947
Joint venture distribution	90,893	34,877
Purchases of mortgage loans	(57,015,493)	(47,077,889)
Payments on mortgage loans	30,648,943	28,034,586
Purchases of other long-term investments	(17,590,689)	(6,068,995)
Payments on other long-term investments	7,737,867	6,606,259
Sale of real estate	350,817	261,470
Net change in receivable and payable for securities sold and purchased	(595,163)	(43,028)
Net cash used in investing activities	(80,553,456)	(9,093,884)

Financing activities
Policyholders' account deposits	162,175,450	35,533,959
Policyholders' account withdrawals	(30,178,584)	(21,925,881)
Funds withheld amounts due to reinsurer	5,052,799	-
Net cash provided by financing activities	137,049,665	13,608,078

Decrease in cash	(15,581,857)	(1,582,497)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159
Cash and cash equivalents, end of period	$14,083,748	$29,913,662

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During 2019 and 2018, the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and $378,411 respectively, and transferred those properties to investment real estate that are now held for sale.

In connection with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Reduction in mortgage loans due to foreclosure	$99,218	$378,411
Investment real estate held-for-sale acquired through foreclosure	(99,218)	(378,411)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

September 30, 2019

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

The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2018.

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

September 30, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2019 through the date that these financial statements have been issued and reports the following subsequent events.

On October 2, 2019 at its Annual Shareholders’ Meeting, the Company’s shareholders approved the following:

●

an amendment and restatement of the Certificate of Incorporation to authorize 50,000,000 shares of Common Stock $0.01 par value divided into 40,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock and to establish the relative rights, preferences and privileges of, and the restrictions and limitations on, the Class A Common Stock and the Class B Common Stock;

●

an amendment and restatement of the Certificate of Incorporation to automatically reclassify each issued and outstanding share of the Company’s existing Common Stock as one (1) share of new Class A Common Stock or, at the shareholder’s election, into one (1) share of new Class B Common Stock and

●	First Trinity Financial Corporation’s 2019 Long-Term Incentive Plan.

These amendments, restatements and plans will be implemented during late 2019 or early 2020.

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to continue providing working capital and funds for expansion.  The terms of the line of credit will allow for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.

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

September 30, 2019

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

The updated guidance was effective for reporting periods beginning after December 15, 2019. As a Smaller Reporting Company, the effective date was recently changed and the delayed effective date is now for reporting periods beginning after December 15, 2022. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance had been adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

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

September 30, 2019

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date was recently changed and the delayed effective date is now for reporting periods beginning after December 15, 2023. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented.

With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2024 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2019 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$1,804,605	$1,072	$6,731	$1,798,946
States and political subdivisions	9,905,883	618,447	2,739	10,521,591
Residential mortgage-backed securities	20,331	26,343	-	46,674
Corporate bonds	130,012,492	11,427,243	230,709	141,209,026
Asset-backed	2,201,471	117,231	-	2,318,702
Exchange traded securities	500,000	31,600	-	531,600
Foreign bonds	34,033,036	2,861,361	374,147	36,520,250
Total fixed maturity securities	178,477,818	15,083,297	614,326	192,946,789

Preferred stock	49,945	1,375	-	51,320

Equity securities
Mutual funds	91,981	-	6,941	85,040
Corporate common stock	90,205	24,465	-	114,670
Total equity securities	182,186	24,465	6,941	199,710
Total fixed maturity, preferred stock and equity securities	$178,709,949	$15,109,137	$621,267	$193,197,819

	December 31, 2018
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,681	$2,769	$91,739	$2,704,711
States and political subdivisions	9,295,973	215,000	32,941	9,478,032
Residential mortgage-backed securities	23,694	27,461	-	51,155
Corporate bonds	100,360,468	823,991	3,220,268	97,964,191
Asset-backed	253,598	7,820	-	261,418
Foreign bonds	21,687,103	75,525	1,069,936	20,692,692
Total fixed maturity securities	134,414,517	1,152,566	4,414,884	131,152,199

Preferred stock	99,945	-	9,365	90,580

Equity securities
Mutual funds	91,981	-	17,082	74,899
Corporate common stock	95,141	28,628	-	123,769
Total equity securities	187,122	28,628	17,082	198,668
Total fixed maturity, preferred stock and equity securities	$134,701,584	$1,181,194	$4,441,331	$131,441,447

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2019 and December 31, 2018 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2019 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$650,236	$4,217	2
States and political subdivisions	102,655	2,739	1
Corporate bonds	1,532,983	87,107	5
Foreign bonds	349,990	11	1
Total less than 12 months in an unrealized loss position	2,635,864	94,074	9
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	447,760	2,514	2
Corporate bonds	1,643,185	143,602	8
Foreign bonds	1,470,020	374,136	6
Total more than 12 months in an unrealized loss position	3,560,965	520,252	16
Total fixed maturity securities in an unrealized loss position	6,196,829	614,326	25
Equity securities (mutual funds), less than 12 months in an unrealized loss position	85,040	6,941	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$6,281,869	$621,267	$26

	December 31, 2018
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$991,660	$2,419	1
States and political subdivisions	1,066,743	7,948	6
Corporate bonds	58,506,980	2,154,898	215
Foreign bonds	14,554,291	852,120	50
Total less than 12 months in an unrealized loss position	75,119,674	3,017,385	272
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,590,655	89,320	6
States and political subdivisions	518,969	24,993	4
Corporate bonds	7,107,831	1,065,370	30
Foreign bonds	1,376,680	217,816	5
Total more than 12 months in an unrealized loss position	10,594,135	1,397,499	45
Total fixed maturity securities in an unrealized loss position	85,713,809	4,414,884	317
Preferred stock, less than 12 months in an unrealized loss position	90,580	9,365	2
Equity securities (mutual funds), less than 12 months in an unrealized loss position	74,899	17,082	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$85,879,288	$4,441,331	$320

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

As of September 30, 2019, the Company held 25 available-for-sale fixed maturity securities with an unrealized loss of $614,326, fair value of $6,196,829 and amortized cost of $6,811,155. These unrealized losses were primarily due to market interest rate movements in the bond market as of September 30, 2019. The ratio of the fair value to the amortized cost of these 25 securities is 91%.

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

As of September 30, 2019, the Company held one equity security with an unrealized loss of $6,941, fair value of $85,040 and cost of $91,981. The ratio of fair value to cost of this security is 92%.

As of December 31, 2018, the Company held one equity security with an unrealized loss of $17,082, fair value of $74,899 and cost of $91,981. The ratio of fair value to cost of this security is 81%.

Fixed maturity securities were 97% and 96% investment grade as rated by Standard & Poor’s as of September 30, 2019 and December 31, 2018, respectively.

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

There were no impairments during the nine months ended September 30, 2019 and 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2019 and December 31, 2018, are summarized as follows:

	(Unaudited)
	September 30, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$14,470,346	$(3,271,683)
Adjustment to deferred acquisition costs	(22,060)	10,124
Deferred income taxes	(3,034,140)	684,928
Net unrealized appreciation (depreciation) on available-for-sale securities	$11,414,146	$(2,576,631)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $72,711,634 and $59,255,477 as of September 30, 2019 and December 31, 2018, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2019, by contractual maturity, are summarized as follows:

	September 30, 2019 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,603,868	$2,631,429	$10,658,928	$10,856,012
Due after one year through five years	27,096,934	27,907,661	33,468,523	37,526,966
Due after five years through ten years	63,097,980	67,347,617	20,570,733	27,076,173
Due after ten years	85,658,705	95,013,408	8,013,450	14,507,449
Due at multiple maturity dates	20,331	46,674	-	-
	$178,477,818	$192,946,789	$72,711,634	$89,966,600

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and preferred stock securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2019	2018	2019	2018	2019	2018
Proceeds	$3,107,881	$12,320,142	$-	$346,535	$97,253	$206,617
Gross realized gains	349,297	305,883	-	25,683	-	52,971
Gross realized losses	(8,428)	(100,430)	-	(58)	(1,965)	-

	Three Months Ended September 30, (Unaudited)
	Preferred Stock Securities
	2019	2018
Proceeds	$50,000	$-
Gross realized gains	-	-
Gross realized losses	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2019	2018	2019	2018	2019	2018
Proceeds	$21,235,794	$20,809,074	$19,371	$361,947	$350,817	$261,470
Gross realized gains	620,876	386,403	12,372	25,790	5,158	52,971
Gross realized losses	(270,845)	(141,473)	-	(58)	(48,343)	(1,322)

	Nine Months Ended September 30, (Unaudited)
	Preferred Stock Securities
	2019	2018
Proceeds	$50,000	$-
Gross realized gains	-	-
Gross realized losses	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and nine months ended September 30, 2019 and 2018 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$6,128,777	$(921,992)	$17,731,289	$(7,773,581)
Preferred stock	840	(840)	10,740	(2,540)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	340,869	205,453	350,031	244,930
Equity securities, sale of securities	-	25,625	12,372	25,732
Equity securities, changes in fair value	204	(38,990)	5,978	(52,780)
Investment real estate	(1,965)	52,971	(43,185)	51,649

Major categories of net investment income for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Fixed maturity securities	$1,985,449	$1,492,224	$5,592,131	$4,792,648
Preferred stock and equity securities	38,646	24,280	106,392	57,397
Other long-term investments	1,284,234	995,100	3,601,231	2,974,163
Mortgage loans	3,406,458	2,877,910	9,999,923	8,253,828
Policy loans	35,270	31,055	101,038	90,480
Real estate	68,631	94,102	200,441	282,108
Short-term and other investments	110,503	92,711	605,798	160,392
Gross investment income	6,929,191	5,607,382	20,206,954	16,611,016
Investment expenses	(612,849)	(628,351)	(2,034,113)	(1,909,602)
Net investment income	$6,316,342	$4,979,031	$18,172,841	$14,701,414

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2019 and December 31, 2018, these required deposits, included in investment assets, had amortized costs that totaled $4,411,930 and $4,376,463, respectively. As of September 30, 2019 and December 31, 2018, these required deposits had fair values that totaled $4,443,617 and $4,292,657, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)
	September 30, 2019	December 31, 2018
Residential mortgage loans	$144,710,078	$120,108,297
Commercial mortgage loans by property type
Apartment	1,606,409	1,816,870
Industrial	1,630,369	1,156,157
Lodging	111,098	112,494
Office building	3,589,625	2,348,639
Retail	4,856,598	4,507,153
Total commercial mortgage loans by property type	11,794,099	9,941,313
Total mortgage loans	$156,504,177	$130,049,610

There were 16 loans with a remaining principal balance of $3,920,813 that were more than 90 days past due as of September 30, 2019. There were 11 loans with a remaining principal balance of $2,233,575 that were more than 90 days past due as of December 31, 2018.

There were no mortgage loans in default and in the foreclosure process as of September 30, 2019 and December 31, 2018.

The Company’s investment real estate as of September 30, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)
	September 30, 2019	December 31, 2018
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,449,787)	(1,340,671)
Buildings net of accumulated depreciation	817,770	926,886
Residential real estate - held for sale	212,046	506,830
Total residential real estate	212,046	506,830
Investment real estate, net of accumulated depreciation	$1,988,131	$2,392,031

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

2. Investments (continued)

During 2019, the Company foreclosed on one residential mortgage loans of real estate totaling $99,218 and transferred that property to investment real estate that is now held for sale. During 2019, the Company sold investment real estate property with an aggregate carrying value of $394,002. The Company recorded a gross realized investment loss on sale of $43,185 based on an aggregate sales price of $350,817.

During 2018, the Company foreclosed on residential mortgage loans of real estate totaling $378,411 and transferred those properties to investment real estate held for sale. During 2018, the Company sold investment real estate property with an aggregate carrying value of $209,821. The Company recorded a gross realized investment gain on sale of $51,649 based on an aggregate sales price of $261,470.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2019 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,798,946	$-	$1,798,946
States and political subdivisions	-	10,521,591	-	10,521,591
Residential mortgage-backed securities	-	46,674	-	46,674
Corporate bonds	-	141,209,026	-	141,209,026
Asset-backed	-	2,318,702	-	2,318,702
Exchange traded securities	-	531,600	-	531,600
Foreign bonds	-	36,520,250	-	36,520,250
Total fixed maturity securities	$-	$192,946,789	$-	$192,946,789
Preferred stock, available-for-sale	$51,320	$-	$-	$51,320
Equity securities
Mutual funds	$-	$85,040	$-	$85,040
Corporate common stock	48,571	-	66,099	114,670
Total equity securities	$48,571	$85,040	$66,099	$199,710

	December 31, 2018
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,704,711	$-	$2,704,711
States and political subdivisions	-	9,478,032	-	9,478,032
Residential mortgage-backed securities	-	51,155	-	51,155
Corporate bonds	-	97,964,191	-	97,964,191
Asset-backed	-	261,418	-	261,418
Foreign bonds	-	20,692,692	-	20,692,692
Total fixed maturity securities	$-	$131,152,199	$-	$131,152,199

Preferred stock, available-for-sale	$90,580	$-	$-	$90,580
Equity securities
Mutual funds	$-	$74,899	$-	$74,899
Corporate common stock	59,733	-	64,036	123,769
Total equity securities	$59,733	$74,899	$64,036	$198,668

As of September 30, 2019 and December 31, 2018, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

September 30, 2019

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

The change in the fair value of the Company’s Level 3 equity securities for the nine months ended September 30, 2019 and 2018 is summarized as follows:

	Unaudited
	Nine Months Ended September 30,
	2019	2018

Beginning balance	$64,036	$61,500
Joint venture investment	-	10,200
Joint venture net income	92,956	40,746
Equity security sales	-	(15,000)
Joint venture distribution	(90,893)	(34,877)
Ending balance	$66,099	$62,569

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2019 and December 31, 2018, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2019 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$11,794,099	$11,968,844	$-	$-	$11,968,844
Residential	144,710,078	146,437,856	-	-	146,437,856
Policy loans	1,950,680	1,950,680	-	-	1,950,680
Short-term investments	209,045	209,045	209,045	-	-
Other long-term investments	72,711,634	89,966,600	-	-	89,966,600
Cash and cash equivalents	14,083,748	14,083,748	14,083,748	-	-
Accrued investment income	5,170,977	5,170,977	-	-	5,170,977
Total financial assets	$250,630,261	$269,787,750	$14,292,793	$-	$255,494,957
Financial liabilities
Policyholders' account balances	$366,988,490	$362,154,709	$-	$-	$362,154,709
Policy claims	1,453,417	1,453,417	-	-	1,453,417
Total financial liabilities	$368,441,907	$363,608,126	$-	$-	$363,608,126

	December 31, 2018
Financial assets
Mortgage loans on real estate
Commercial	$9,941,313	$9,698,226	$-	$-	$9,698,226
Residential	120,108,297	115,788,967	-	-	115,788,967
Policy loans	1,809,339	1,809,339	-	-	1,809,339
Short-term investments	896,371	896,371	896,371	-	-
Other long-term investments	59,255,477	69,641,358	-	-	69,641,358
Cash and cash equivalents	29,665,605	29,665,605	29,665,605	-	-
Accrued investment income	2,672,978	2,672,978	-	-	2,672,978
Total financial assets	$224,349,380	$230,172,844	$30,561,976	$-	$199,610,868
Financial liabilities
Policyholders' account balances	$297,168,411	$259,247,412	$-	$-	$259,247,412
Policy claims	1,102,257	1,102,257	-	-	1,102,257
Total financial liabilities	$298,270,668	$260,349,669	$-	$-	$260,349,669

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Revenues:
Life insurance operations	$6,756,186	$5,556,358	$19,720,057	$16,095,222
Annuity operations	5,658,205	4,346,120	16,339,063	12,647,899
Corporate operations	146,086	101,313	504,448	346,865
Total	$12,560,477	$10,003,791	$36,563,568	$29,089,986
Income before income taxes:
Life insurance operations	$(28,606)	$305,976	$235,858	$605,498
Annuity operations	2,144,230	1,522,702	4,892,901	4,013,123
Corporate operations	121,249	105,768	377,797	301,874
Total	$2,236,873	$1,934,446	$5,506,556	$4,920,495
Depreciation and amortization expense:
Life insurance operations	$968,174	$829,610	$2,500,608	$3,044,057
Annuity operations	140,374	(15,587)	692,530	30,777
Total	$1,108,548	$814,023	$3,193,138	$3,074,834

	(Unaudited)
Assets:	September 30, 2019	December 31, 2018
Life insurance operations	$94,967,352	$69,756,013
Annuity operations	398,085,552	332,303,028
Assets held in trust under coinsurance agreement	104,509,053	25,494,700
Corporate operations	6,428,352	5,953,109
Total	$603,990,309	$433,506,850

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2016 through 2018 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the September 30, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

7. Line of Credit

On November 8, 2018, the company executed a $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allowed for advances, repayments and re-borrowings through a maturity date of November 8, 2019.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of September 30, 2019 and December 31, 2018.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Three Months Ended September 30, 2019 and 2018 (Unaudited)
Balance as of July 1, 2019	$6,589,162	$(10,234)	$6,578,928
Other comprehensive income before reclassifications, net of tax	5,111,684	(7,180)	5,104,504
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	269,286	-	269,286
Other comprehensive income	4,842,398	(7,180)	4,835,218
Balance as of September 30, 2019	$11,431,560	$(17,414)	$11,414,146

Balance as of July 1, 2018	$(625,159)	$11,114	$(614,045)
Other comprehensive loss before reclassifications, net of tax	(566,729)	11,221	(555,508)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	162,307	-	162,307
Other comprehensive loss	(729,036)	11,221	(717,815)
Balance as of September 30, 2018	$(1,354,195)	$22,335	$(1,331,860)

	Nine Months Ended September 30, 2019 and 2018 (Unaudited)

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	14,292,727	(25,426)	14,267,301
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	276,524	-	276,524
Other comprehensive income	14,016,203	(25,426)	13,990,777
Balance as of September 30, 2019	$11,431,560	$(17,414)	$11,414,146

Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(6,003,761)	104,445	(5,899,316)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	193,495	-	193,495
Other comprehensive loss	(6,197,256)	104,445	(6,092,811)
Balance as of September 30, 2018	$(1,354,195)	$22,335	$(1,331,860)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$6,470,486	$1,358,802	$5,111,684
Reclassification adjustment for net gains included in operations having no credit losses	340,869	71,583	269,286
Net unrealized gains on investments	6,129,617	1,287,219	4,842,398
Adjustment to deferred acquisition costs	(9,088)	(1,908)	(7,180)
Total other comprehensive income	$6,120,529	$1,285,311	$4,835,218

	Three Months Ended September 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(717,379)	$(150,650)	$(566,729)
Reclassification adjustment for net gains included in operations having no credit losses	205,453	43,146	162,307
Net unrealized losses on investments	(922,832)	(193,796)	(729,036)
Adjustment to deferred acquisition costs	14,204	2,983	11,221
Total other comprehensive loss	$(908,628)	$(190,813)	$(717,815)

	Nine Months Ended September 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$18,092,060	$3,799,333	$14,292,727
Reclassification adjustment for net gains included in operations having no credit losses	350,031	73,507	276,524
Net unrealized gains on investments	17,742,029	3,725,826	14,016,203
Adjustment to deferred acquisition costs	(32,184)	(6,758)	(25,426)
Total other comprehensive income	$17,709,845	$3,719,068	$13,990,777

	Nine Months Ended September 30, 2018 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(7,599,699)	$(1,595,938)	$(6,003,761)
Reclassification adjustment for net gains included in operations having no credit losses	244,930	51,435	193,495
Net unrealized losses on investments	(7,844,629)	(1,647,373)	(6,197,256)
Adjustment to deferred acquisition costs	132,210	27,765	104,445
Total other comprehensive loss	$(7,712,419)	$(1,619,608)	$(6,092,811)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2019	2018	2019	2018

Realized gains on sales of securities (a)	$340,869	$205,453	$350,031	$244,930
Income tax expense (b)	71,583	43,146	73,507	51,435
Total reclassification adjustments	$269,286	$162,307	$276,524	$193,495

(a) These items appear within net realized investment gains in the consolidated statements of operations.
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

September 30, 2019

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of September 30, 2019, $1,136,128 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of September 30, 2019, $851,208 of that escrow amount is available to the Company as additional collateral on $4,636,498 of advances to the loan originator. The remaining September 30, 2019 escrow amount of $284,920 is available to the Company as additional collateral on its investment of $56,983,924 in residential mortgage loans on real estate. In addition, the Company has an additional $497,949 allowance for possible loan losses in the remaining $99,520,253 of investments in mortgage loans on real estate as of September 30, 2019.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the three and nine months ended September 30, 2019 and 2018 are summarized as follows (excluding $56,983,924 and $40,786,373 of mortgage loans on real estate as of September 30, 2019 and 2018, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$457,660	$372,352	$52,441	$37,944	$510,101	$410,296
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(18,978)	(9,539)	6,826	3,141	(12,152)	(6,398)
Allowance, ending	$438,682	$362,813	$59,267	$41,085	$497,949	$403,898

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$438,682	$362,813	$59,267	$41,085	$497,949	$403,898

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$87,726,154	$72,543,552	$11,794,099	$8,175,791	$99,520,253	$80,719,343

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	64,473	29,024	9,310	32,059	73,783	61,083
Allowance, ending	$438,682	$362,813	$59,267	$41,085	$497,949	$403,898

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$438,682	$362,813	$59,267	$41,085	$497,949	$403,898

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$87,726,154	$72,543,552	$11,794,099	$8,175,791	$99,520,253	$80,719,343

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of September 30, 2019 and December 31, 2018 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Over 70% to 80%	$39,037,227	$23,205,637	$276,308	$280,020	$39,313,535	$23,485,657
Over 60% to 70%	49,395,386	43,631,465	2,537,102	2,216,436	51,932,488	45,847,901
Over 50% to 60%	29,317,566	24,890,831	1,504,918	752,181	30,822,484	25,643,012
Over 40% to 50%	12,598,526	16,055,231	1,435,918	1,670,263	14,034,444	17,725,494
Over 30% to 40%	7,367,692	5,984,097	2,199,893	3,341,616	9,567,585	9,325,713
Over 20% to 30%	3,351,000	3,249,410	1,135,979	1,429,085	4,486,979	4,678,495
Over 10% to 20%	2,656,648	2,233,102	2,703,981	251,712	5,360,629	2,484,814
10% or less	986,033	858,524	-	-	986,033	858,524
Total	$144,710,078	$120,108,297	$11,794,099	$9,941,313	$156,504,177	$130,049,610

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

The updated guidance was effective for reporting periods beginning after December 15, 2019. As a Smaller Reporting Company, the effective date was recently changed and the delayed effective date is now for reporting periods beginning after December 15, 2022. Early adoption is permitted for reporting periods beginning after December 15, 2018. Based on the financial instruments currently held by the Company, there would not be a material effect on the Company’s results of operations, financial position or liquidity if the new guidance had been adopted in the current accounting period. The impact on the Company’s results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date was recently changed and the delayed effective date is now for reporting periods beginning after December 15, 2023. Early adoption is permitted. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2024 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2019 and 2018

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,754,771	$4,701,250	$1,053,521
Net investment income	6,316,342	4,979,031	1,337,311
Net realized investment gains	339,108	245,059	94,049
Service fees	58,902	66,474	(7,572)
Other income	91,354	11,977	79,377
Total revenues	12,560,477	10,003,791	2,556,686
Benefits and claims	7,386,057	5,193,186	2,192,871
Expenses	2,937,547	2,876,159	61,388
Total benefits, claims and expenses	10,323,604	8,069,345	2,254,259
Income before federal income tax expense	2,236,873	1,934,446	302,427
Federal income tax expense	466,009	409,687	56,322
Net income	$1,770,864	$1,524,759	$246,105
Net income per common share basic and diluted	$0.23	$0.20	$0.03

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$16,831,658	$13,760,857	$3,070,801
Net investment income	18,172,841	14,701,414	3,471,427
Net realized investment gains	325,196	269,531	55,665
Service fees	1,079,780	300,035	779,745
Other income	154,093	58,149	95,944
Total revenues	36,563,568	29,089,986	7,473,582
Benefits and claims	20,976,415	16,452,992	4,523,423
Expenses	10,080,597	7,716,499	2,364,098
Total benefits, claims and expenses	31,057,012	24,169,491	6,887,521
Income before federal income tax expense	5,506,556	4,920,495	586,061
Federal income tax expense	1,179,930	1,055,978	123,952
Net income	$4,326,626	$3,864,517	$462,109
Net income per common share basic and diluted	$0.55	$0.50	$0.05

Consolidated Condensed Financial Position as of September 30, 2019 and December 31, 2018

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 to 2018

Investment assets	$426,561,486	$325,844,275	$100,717,211
Assets held in trust under coinsurance agreement	104,509,053	25,494,700	79,014,353
Other assets	72,919,770	82,167,875	(9,248,105)
Total assets	$603,990,309	$433,506,850	$170,483,459

Policy liabilities	$431,164,843	$354,604,734	$76,560,109
Funds withheld under coinsurance agreement	105,200,731	29,285,119	75,915,612
Deferred federal income taxes	6,446,615	2,373,478	4,073,137
Other liabilities	3,735,466	8,118,268	(4,382,802)
Total liabilities	546,547,655	394,381,599	152,166,056
Shareholders' equity	57,442,654	39,125,251	18,317,403
Total liabilities and shareholders' equity	$603,990,309	$433,506,850	$170,483,459

Shareholders' equity per common share	$7.36	$5.01	$2.35

Results of Operations – Three Months Ended September 30, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$5,754,771	$4,701,250	$1,053,521
Net investment income	6,316,342	4,979,031	1,337,311
Net realized investment gains	339,108	245,059	94,049
Service fees	58,902	66,474	(7,572)
Other income	91,354	11,977	79,377
Total revenues	$12,560,477	$10,003,791	$2,556,686

The $2,556,686 increase in total revenues for the three months ended September 30, 2019 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$320,262	$66,365	$253,897
Ordinary life renewal	511,746	479,931	31,815
Final expense first year	1,223,136	1,081,968	141,168
Final expense renewal	3,699,627	3,013,248	686,379
Supplementary contracts with life contingencies	-	59,738	(59,738)
Total premiums	$5,754,771	$4,701,250	$1,053,521

The $1,053,521 increase in premiums for the three months ended September 30, 2019 is primarily due to a $686,379 increase in final expense renewal premiums, $253,897 increase in ordinary life first year premiums and $141,168 increase in final expense first year premium.

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

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$1,985,449	$1,492,224	$493,225
Preferred stock and equity securities	38,646	24,280	14,366
Other long-term investments	1,284,234	995,100	289,134
Mortgage loans	3,406,458	2,877,910	528,548
Policy loans	35,270	31,055	4,215
Real estate	68,631	94,102	(25,471)
Short-term and other investments	110,503	92,711	17,792
Gross investment income	6,929,191	5,607,382	1,321,809
Investment expenses	(612,849)	(628,351)	(15,502)
Net investment income	$6,316,342	$4,979,031	$1,337,311

The $1,321,809 increase in gross investment income for the three months ended September 30, 2019 is primarily due to increased investments in mortgage loans, fixed maturity securities and other long-term investments. In the twelve months since September 30, 2018, our investments in mortgage loans increased by approximately $35.0 million, fixed maturity securities increased by approximately $60.1 million and other long-term investments increased by approximately $14.5 million.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities sold, investment real estate, preferred stock securities available-for-sale and changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds	$3,107,881	$12,320,142	$(9,212,261)
Amortized cost at sale date	2,767,012	12,114,689	(9,347,677)
Net realized gains	$340,869	$205,453	$135,416
Equity securities sold:
Sale proceeds	$-	$346,535	$(346,535)
Cost at sale date	-	320,910	(320,910)
Net realized gains	$-	$25,625	$(25,625)
Investment real estate:
Sale proceeds	$97,253	$206,617	$(109,364)
Carrying value at sale date	99,218	153,646	(54,428)
Net realized gains (losses)	$(1,965)	$52,971	$(54,936)
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$-	$50,000
Amortized cost at sale date	50,000	-	50,000
Net realized gains (losses)	$-	$-	$-

Equity securities, changes in fair value	$204	$(38,990)	$39,194

Net realized investment gains	$339,108	$245,059	$94,049

Other Income

The $79,377 increase in other income for the three months ended September 30, 2019 is primarily due to interest income on federal income tax refunds.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$2,231,442	$1,719,073	$512,369
Death benefits	1,762,961	876,629	886,332
Surrenders	204,932	203,287	1,645
Interest credited to policyholders	3,123,621	2,329,858	793,763
Dividend, endowment and supplementary life contract benefits	63,101	64,339	(1,238)
Total benefits and claims	7,386,057	5,193,186	2,192,871
Expenses
Policy acquisition costs deferred	(2,409,231)	(1,673,638)	(735,593)
Amortization of deferred policy acquisition costs	997,249	682,295	314,954
Amortization of value of insurance business acquired	69,717	83,935	(14,218)
Commissions	2,348,478	1,934,194	414,284
Other underwriting, insurance and acquisition expenses	1,931,334	1,849,373	81,961
Total expenses	2,937,547	2,876,159	61,388
Total benefits, claims and expenses	$10,323,604	$8,069,345	$2,254,259

The $2,254,259 increase in total benefits, claims and expenses for the three months ended September 30, 2019 is discussed below.

Benefits and Claims

The $2,192,871 increase in benefits and claims for the three months ended September 30, 2019 is primarily due to the following:

●

$886,332 increase in death benefits is primarily due to approximately $824,000 of increased final expense settlements, $64,000 of increased ordinary life settlements and $26,000 of decreased ceded claims that exceeded $27,500 of increased ceded claims in the course of settlement.

●

$793,763 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity production and an increase of approximately $72.2 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2018.

●	$512,369 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended September 30, 2019 and 2018, capitalized costs were $2,409,231 and $1,673,638, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2019 and 2018 were $997,249 and $682,295, respectively.

The $735,593 increase in the 2019 acquisition costs deferred primarily relates to increased first year final expense and ordinary life production and deferral of increased eligible first year final expense and ordinary life commissions. The $314,954 increase in 2019 amortization of deferred acquisition costs is primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $69,717 and $83,935 for the three months ended September 30, 2019 and 2018, respectively.

Commissions

Our commissions for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Annuity	$163,533	$266,812	$(103,279)
Ordinary life first year	348,134	60,317	287,817
Ordinary life renewal	13,332	13,513	(181)
Final expense first year	1,459,235	1,297,176	162,059
Final expense renewal	364,244	296,376	67,868
Total commissions	$2,348,478	$1,934,194	$414,284

The $414,284 increase in commissions for the three months ended September 30, 2019 is primarily due to a $287,817 increase in ordinary life first year commissions (corresponding to a $253,897 increase in ordinary life first year premiums) and a $162,059 increase in final expense first year commissions (corresponding to a $141,168 increase in final expense first year premiums) that exceeded a $103,279 decrease in annuity commissions (corresponding to a $1,626,333 decrease in annuity considerations net of coinsurance).

Federal Income Taxes

FTFC filed its 2017 and 2018 consolidated federal income tax return with TLIC, FBLIC and FTCC since by 2017 all companies had been members of a consolidated group for five years. Prior to 2017, FTFC filed consolidated federal income tax returns with FTCC and from 2012 to 2016 TLIC and FBLIC filed separate consolidated federal income tax returns as a life insurance company.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2019, current income tax expense was $124,807. For the three months ended September 30, 2019 and 2018, deferred federal income tax expense was $341,202 and $409,687, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $1,770,864 ($0.23 per common share basic and diluted) and $1,524,759 ($0.20 per common share basic and diluted) for the three months ended September 30, 2019 and 2018, respectively. Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the period. The weighted average outstanding common shares basic and diluted for the three months ended September 30, 2019 and 2018 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$6,756,186	$5,556,358	$1,199,828
Annuity operations	5,658,205	4,346,120	1,312,085
Corporate operations	146,086	101,313	44,773
Total	$12,560,477	$10,003,791	$2,556,686
Income before federal income taxes:
Life insurance operations	$(28,606)	$305,976	$(334,582)
Annuity operations	2,144,230	1,522,702	621,528
Corporate operations	121,249	105,768	15,481
Total	$2,236,873	$1,934,446	$302,427

Life Insurance Operations

The $1,199,828 increase in revenues from Life Insurance Operations for the three months ended September 30, 2019 is primarily due to the following:

●	$1,053,521 increase in premiums

●	$76,974 increase in net investment income

●	$72,344 increase in service fees and other income

●	$3,011 decrease in net realized investment gains

The $334,582 decreased profitability from Life Insurance Operations for the three months ended September 30, 2019 is primarily due to the following:

●	$886,332 increase in death benefits

●	$517,563 increase in commissions

●	$512,369 increase in future policy benefits

●	$195,350 increase in other underwriting, insurance and acquisition expenses

●	$3,011 decrease in net realized investment gains

●	$1,645 increase in surrenders

●	$1,238 decrease in dividend, endowment and supplementary life contract benefits

●	$7,110 decrease in amortization of value of insurance business acquired

●	$72,344 increase in service fees and other income

●	$76,974 increase in net investment income

●	$570,501 increase in policy acquisition costs deferred net of amortization

●	$1,053,521 increase in premiums

Annuity Operations

The $1,312,085 increase in revenues from Annuity Operations for the three months ended September 30, 2019 is due to the following:

●	$1,219,350 increase in net investment income

●	$97,060 increase in net realized investment gains

●	$4,325 decrease in service fees and other income

The $621,528 increased profitability from Annuity Operations for the three months ended September 30, 2019 is due to the following:

●	$1,219,350 increase in net investment income

●	$142,681 decrease in other underwriting, insurance and acquisition expenses

●	$103,279 decrease in commissions

●	$97,060 increase in net realized investment gains

●	$7,108 decrease in amortization of value of insurance business acquired

●	$4,325 decrease in service fees and other income

●	$149,862 decrease in policy acquisition costs deferred net of amortization

●	$793,763 increase in interest credited to policyholders

Corporate Operations

The $44,773 increase in revenues from Corporate Operations for the three months ended September 30, 2019 is due to $40,987 of increased net investment income and $3,786 of increased service fees and other income.

The $15,481 increase in Corporate Operations profitability for the three months ended September 30, 2019 is primarily due to $40,987 of increased net investment income and $3,786 of increased service fees and other income that exceeded $29,292 of increased operating expenses.

Results of Operations – Nine Months Ended September 30, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Premiums	$16,831,658	$13,760,857	$3,070,801
Net investment income	18,172,841	14,701,414	3,471,427
Net realized investment gains	325,196	269,531	55,665
Service fees	1,079,780	300,035	779,745
Other income	154,093	58,149	95,944
Total revenues	$36,563,568	$29,089,986	$7,473,582

The $7,473,582 increase in total revenues for the nine months ended September 30, 2019 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$1,023,783	$175,105	$848,678
Ordinary life renewal	1,575,689	1,574,714	975
Final expense first year	3,564,782	3,349,181	215,601
Final expense renewal	10,539,913	8,515,909	2,024,004
Supplementary contracts with life contingencies	127,491	145,948	(18,457)
Total premiums	$16,831,658	$13,760,857	$3,070,801

The $3,070,801 increase in premiums for the nine months ended September 30, 2019 is primarily due to the $2,024,004 increase in final expense renewal premiums, $848,678 increase in ordinary life first year premiums and $215,601 increase in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$5,592,131	$4,792,648	$799,483
Preferred stock and equity securities	106,392	57,397	48,995
Other long-term investments	3,601,231	2,974,163	627,068
Mortgage loans	9,999,923	8,253,828	1,746,095
Policy loans	101,038	90,480	10,558
Real estate	200,441	282,108	(81,667)
Short-term and other investments	605,798	160,392	445,406
Gross investment income	20,206,954	16,611,016	3,595,938
Investment expenses	(2,034,113)	(1,909,602)	124,511
Net investment income	$18,172,841	$14,701,414	$3,471,427

The $3,595,938 increase in gross investment income for the nine months ended September 30, 2019 is primarily due to increases in investments in mortgage loans, fixed maturity securities, other long-term investments and short-term and other investments. In the twelve months since September 30, 2018, our investments in mortgage loans have increased approximately $35.0 million, fixed maturity securities have increased approximately $60.1 million and other long term investments have increased approximately $14.5 million. The increase in short-term and other investments is due to the increase in cash and cash equivalents and higher interest rates offered by the banking institutions.

The $124,511 increase in investment expenses for the nine months ended September 30, 2019 is primarily related to increased production of investments in mortgage loans on real estate.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities sold, investment real estate, preferred stock securities available-for-sale and changes in fair value of equity securities.

Our net realized investment gains (losses) for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds	$21,235,794	$20,809,074	$426,720
Amortized cost at sale date	20,885,763	20,564,144	321,619
Net realized gains	$350,031	$244,930	$105,101
Equity securities sold:
Sale proceeds	$19,371	$361,947	$(342,576)
Cost at sale date	6,999	336,215	(329,216)
Net realized gains	$12,372	$25,732	$(13,360)
Investment real estate:
Sale proceeds	$350,817	$261,470	$89,347
Carrying value at sale date	394,002	209,821	184,181
Net realized gains (losses)	$(43,185)	$51,649	$(94,834)
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$-	$50,000
Carrying value at sale date	50,000	-	50,000
Net realized gains (losses)	$-	$-	$-

Equity securities, changes in fair value	$5,978	$(52,780)	$58,758

Net realized investment gains	$325,196	$269,531	$55,665

Service Fees

The $779,745 increase in service fees for the nine months ended September 30, 2019 is primarily due to ceding fees related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$6,412,219	$4,684,724	$1,727,495
Death benefits	4,869,866	3,963,815	906,051
Surrenders	801,413	666,128	135,285
Interest credited to policyholders	8,686,026	6,941,291	1,744,735
Dividend, endowment and supplementary life contract benefits	206,891	197,034	9,857
Total benefits and claims	20,976,415	16,452,992	4,523,423
Expenses
Policy acquisition costs deferred	(9,681,748)	(6,162,096)	(3,519,652)
Amortization of deferred policy acquisition costs	2,839,129	2,677,918	161,211
Amortization of value of insurance business acquired	224,708	255,424	(30,716)
Commissions	9,644,315	5,963,852	3,680,463
Other underwriting, insurance and acquisition expenses	7,054,193	4,981,401	2,072,792
Total expenses	10,080,597	7,716,499	2,364,098
Total benefits, claims and expenses	$31,057,012	$24,169,491	$6,887,521

The $6,887,521 increase in total benefits, claims and expenses for the nine months ended September 30, 2019 is discussed below.

Benefits and Claims

The $4,523,423 increase in benefits and claims for the nine months ended September 30, 2019 is primarily due to the following:

●

$1,744,735 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity production and an increase of approximately $72.2 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2018.

●	$1,727,495 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$906,051 increase in death benefits is primarily due to approximately $971,000 of increased final expense settlements that exceeded $15,000 of increased ceded claims, $24,000 of decreased ordinary life settlements and $29,500 of increased ceded claims in the course of settlement.

●	$135,285 increase in surrenders corresponded to lapsation decisions of ordinary life policyholders.

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

For the nine months ended September 30, 2019 and 2018, capitalized costs were $9,681,748 and $6,162,096, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2019 and 2018 were $2,839,129 and $2,677,918, respectively.

The $3,519,652 increase in the 2019 acquisition costs deferred primarily relates to increased annuity, first year final expense and first year ordinary life production resulting in increased annuity, first year final expense and first year ordinary life commissions available for deferral. The $161,211 increase in the 2019 amortization of deferred acquisition costs is primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $224,708 and $255,424 for the nine months ended September 30, 2019 and 2018, respectively.

Commissions

Our commissions for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Annuity	$3,202,506	$909,591	$2,292,915
Ordinary life first year	1,113,248	160,536	952,712
Ordinary life renewal	39,621	46,150	(6,529)
Final expense first year	4,250,781	4,011,656	239,125
Final expense renewal	1,038,159	835,919	202,240
Total commissions	$9,644,315	$5,963,852	$3,680,463

The $3,680,463 increase in commissions for the nine months ended September 30, 2019 is primarily due to a $2,292,915 increase in annuity commissions (corresponding to a $74,598,082 increase in retained annuity deposits), a $952,712 increase in ordinary life first year commissions (corresponding to an $848,678 increase in ordinary life first year premiums), a $239,125 increase in final expense first year commissions (corresponding to a $215,601 increase in final expense first year premiums) and a $202,240 increase in final expense renewal commissions (corresponding to a $2,024,004 increase in final expense renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $2,072,792 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2019 was primarily related to increased bonuses to the Company’s Chief Executive Officer, increased consulting and legal fees related to the Company’s recapitalization initiative and increased third party administration fees primarily related to the increased number of policies in force and increased service requests.

Federal Income Taxes

FTFC filed its 2017 and 2018 consolidated federal income tax return with TLIC, FBLIC and FTCC since by 2017 all companies had been members of a consolidated group for five years. Prior to 2017, FTFC filed consolidated federal income tax returns with FTCC and from 2012 to 2016 TLIC and FBLIC filed separate consolidated federal income tax returns as a life insurance company.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2019, current income tax expense was $825,861. Deferred federal income tax expense was $354,069 and $1,055,978 for the nine months ended September 30, 2019 and 2018, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $4,326,626 ($0.55 per common share basic and diluted) and $3,864,517 ($0.50 per common share basic and diluted) for the nine months ended September 30, 2019 and 2018, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the period. The weighted average outstanding common shares basic and diluted for both the nine months ended September 30, 2019 and 2018 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$19,720,057	$16,095,222	$3,624,835
Annuity operations	16,339,063	12,647,899	3,691,164
Corporate operations	504,448	346,865	157,583
Total	$36,563,568	$29,089,986	$7,473,582
Income before income taxes:
Life insurance operations	$235,858	$605,498	$(369,640)
Annuity operations	4,892,901	4,013,123	879,778
Corporate operations	377,797	301,874	75,923
Total	$5,506,556	$4,920,495	$586,061

Life Insurance Operations

The $3,624,835 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2019 is primarily due to the following:

●	$3,070,801 increase in premiums

●	$469,589 increase in net investment income

●	$86,590 increase in service fees and other income

●	$2,145 decrease in net realized investment gains

The $369,640 decreased profitability from Life Insurance Operations for the nine months ended September 30, 2019 is primarily due to the following:

●	$1,727,495 increase in future policy benefits

●	$1,387,548 increase in commissions

●	$1,037,857 increase in other underwriting, insurance and acquisition expenses

●	$906,051 increase in death benefits

●	$135,285 increase in surrenders

●	$9,857 increase in dividend, endowment and supplementary life contract benefits

●	$2,145 decrease in net realized investment gains

●	$15,358 decrease in amortization of value of insurance business acquired

●	$86,590 increase in service fees and other income

●	$469,589 increase in net investment income

●	$1,194,260 increase in policy acquisition costs deferred net of amortization

●	$3,070,801 increase in premiums

Annuity Operations

The $3,691,164 increase in revenues from Annuity Operations for the nine months ended September 30, 2019 is due to the following:

●	$2,843,625 increase in net investment income

●	$789,729 increase in service fees and other income

●	$57,810 increase in net realized investment gains

The $879,778 increased profitability from Annuity Operations for the nine months ended September 30, 2019 is due to the following:

●	$2,843,625 increase in net investment income

●	$2,164,181 increase in policy acquisition costs deferred net of amortization

●	$789,729 increase in service fees and other income

●	$57,810 increase in net realized investment gains

●	$15,358 decrease in amortization of value of insurance business acquired

●	$953,275 increase in other underwriting, insurance and acquisition expenses

●	$1,744,735 increase in interest credited to policyholders

●	$2,292,915 increase in commission

Corporate Operations

The $157,583 increase in revenues from Corporate Operations for the nine months ended September 30, 2019 is primarily due to $158,213 of increased net investment income that exceeded $630 of decreased service fees and other income.

The $75,923 increased Corporate Operations profitability for the nine months ended September 30, 2019 is primarily due to $158,213 of increased net investment income that exceeded $630 of decreased service fees and other income and $81,660 of increased operating expenses.

Consolidated Financial Condition

Our invested assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $178,477,818 and $134,414,517 as of September 30, 2019 and December 31, 2018, respectively)	$192,946,789	$131,152,199	$61,794,590
Available-for-sale preferred stock at fair value (cost: $49,945 and $99,945 as of September 30, 2019 and December 31, 2018, respectively)	51,320	90,580	(39,260)
Equity securities at fair value (cost: $182,186 and $187,122 as of September 30, 2019 and December 31, 2018, respectively)	199,710	198,668	1,042
Mortgage loans on real estate	156,504,177	130,049,610	26,454,567
Investment real estate	1,988,131	2,392,031	(403,900)
Policy loans	1,950,680	1,809,339	141,341
Short-term investments	209,045	896,371	(687,326)
Other long-term investments	72,711,634	59,255,477	13,456,157
Total investments	$426,561,486	$325,844,275	$100,717,211

The $61,794,590 increase and $16,844,121 decrease in fixed maturity available-for-sale securities for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Fixed maturity securities, available-for-sale, beginning	$131,152,199	$149,683,139
Purchases	65,392,840	11,958,357
Unrealized appreciation (depreciation)	17,731,289	(7,773,581)
Net realized investment gains	350,031	244,930
Sales proceeds	(17,585,794)	(15,933,074)
Maturities	(3,650,000)	(4,876,000)
Premium amortization	(443,776)	(464,753)
Increase (decrease)	61,794,590	(16,844,121)
Fixed maturity securities, available-for-sale, ending	$192,946,789	$132,839,018

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

The $39,260 and $2,540 decreases in preferred stock available-for-sale for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Preferred stock, available-for-sale, beginning	$90,580	$100,720
Unrealized appreciation (depreciation)	10,740	(2,540)
Sales proceeds	(50,000)	-
Decrease	(39,260)	(2,540)
Preferred stock, available-for-sale, ending	$51,320	$98,180

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).”

The $1,042 increase and $370,044 decrease in equity securities for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Equity securities, beginning	$198,668	$571,427
Purchases	92,956	53,828
Sales proceeds	(19,371)	(361,947)
Joint venture distribution	(90,893)	(34,877)
Net realized investment gains, sale of securities	12,372	25,732
Net realized investment gains (losses), changes in fair value	5,978	(52,780)
Increase (decrease)	1,042	(370,044)
Equity securities, ending	$199,710	$201,383

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $26,454,567 and $19,009,265 increases in mortgage loans on real estate for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Mortgage loans on real estate, beginning	$130,049,610	$102,496,451
Purchases	57,015,493	47,077,889
Discount accretion	281,203	437,832
Payments	(30,648,943)	(28,034,586)
Foreclosed - transfer to real estate	(99,218)	(378,411)
Increase in allowance for bad debts	(73,783)	(61,083)
Amortization of loan origination fees	(20,185)	(32,376)
Increase	26,454,567	19,009,265
Mortgage loans on real estate, ending	$156,504,177	$121,505,716

The $403,900 decrease and $59,474 increase in investment real estate for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Investment real estate, beginning	$2,392,031	$2,382,966
Real estate acquired through mortgage loan foreclosure	99,218	378,411
Sales proceeds	(350,817)	(261,470)
Depreciation of building	(109,116)	(109,116)
Net realized investment gains (losses)	(43,185)	51,649
Increase (decrease)	(403,900)	59,474
Investment real estate, ending	$1,988,131	$2,442,440

The $13,456,157 and $2,441,130 increases in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Other long-term investments, beginning	$59,255,477	$55,814,583
Purchases	17,590,689	6,068,995
Accretion of discount	3,603,335	2,978,394
Payments	(7,737,867)	(6,606,259)
Increase	13,456,157	2,441,130
Other long-term investments, ending	$72,711,634	$58,255,713

Our assets other than invested assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018

Cash and cash equivalents	$14,083,748	$29,665,605	$(15,581,857)
Accrued investment income	5,170,977	2,672,978	2,497,999
Recoverable from reinsurers	1,161,862	2,323,157	(1,161,295)
Assets held in trust under coinsurance agreement	104,509,053	25,494,700	79,014,353
Agents' balances and due premiums	1,751,485	1,418,916	332,569
Deferred policy acquisition costs	36,492,172	29,681,737	6,810,435
Value of insurance business acquired	4,961,162	5,185,870	(224,708)
Other assets	9,298,364	11,219,612	(1,921,248)
Assets other than investment assets	$177,428,823	$107,662,575	$69,766,248

The $15,581,857 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $79,014,353 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increases in deferred policy acquisition costs for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Balance, beginning of year	$29,681,737	$24,555,902
Capitalization of commissions, sales and issue expenses	9,681,748	6,162,096
Amortization	(2,839,129)	(2,677,918)
Deferred acquisition costs allocated to investments	(32,184)	132,210
Balance, end of year	$36,492,172	$28,172,290

Our other assets as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018
Advances to mortgage loan originator	$4,636,498	$4,942,870	$(306,372)
Federal and state income taxes recoverable	3,480,223	4,492,793	(1,012,570)
Notes receivable	446,049	446,978	(929)
Accrual of mortgage loan and long-term investment payments due	2,079	1,045,634	(1,043,555)
Receivable for securities sold	235,000	33,600	201,400
Guaranty funds	78,130	69,740	8,390
Lease asset - right to use	102,281	-	102,281
Other receivables, prepaid assets and deposits	318,104	187,997	130,107
Total other assets	$9,298,364	$11,219,612	$(1,921,248)

During second quarter 2019 the Company changed its accounting practice and no longer accrued the principal collections on mortgage loans causing the change in this accrual of $1,043,555.

There was a $1,012,570 decrease in federal and state income taxes recoverable primarily due to the settlement of the 2017 federal tax refund that exceeded the federal tax and state tax withholdings on lottery receivables.

There was a $306,372 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

The Company reported a lease asset of $102,281 as of September 30, 2019, in accordance with the lease guidance adopted in 2019.

The increase in other receivables, prepaid assets and deposits of $130,107 was primarily due to an additional $125,000 deposit to further fund and complete the acquisition of a Barbados, West Indies domiciled life insurance company that will soon be approved by local country regulators.

As of September 30, 2019, the Company had $235,000 of security sales where the trade date and settlement date were in different financial reporting periods compared to $33,600 of security sales overlapping financial reporting periods as of December 31, 2018.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018

Policy liabilities
Policyholders' account balances	$366,988,490	$297,168,411	$69,820,079
Future policy benefits	62,651,571	56,261,507	6,390,064
Policy claims	1,453,417	1,102,257	351,160
Other policy liabilities	71,365	72,559	(1,194)
Total policy liabilities	431,164,843	354,604,734	76,560,109
Funds withheld under coinsurance agreement	105,200,731	29,285,119	75,915,612
Deferred federal income taxes	6,446,615	2,373,478	4,073,137
Other liabilities	3,735,466	8,118,268	(4,382,802)
Total liabilities	$546,547,655	$394,381,599	$152,166,056

The $69,820,079 and $1,829,112 increases in policyholders’ account balances for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Policyholders' account balances, beginning	$297,168,411	$292,909,762
Deposits	162,175,450	35,533,959
Withdrawals	(30,178,584)	(21,925,881)
Funds withheld under coinsurance agreement	(75,915,612)	(18,720,257)
Funds withheld amounts due to reinsurer	5,052,799	-
Interest credited	8,686,026	6,941,291
Increase	69,820,079	1,829,112
Policyholders' account balances, ending	$366,988,490	$294,738,874

The $6,390,064 increase in future policy benefits during the nine months ended September 30, 2019 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $4,073,137 increase in deferred federal income taxes during the nine months ended September 30, 2019 was due to $3,719,068 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $354,069 of operating deferred federal tax expense.

The $75,915,612 increase in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of September 30, 2019 and December 31, 2018 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018
Suspense accounts payable	$84,541	$7,379,975	$(7,295,434)
Accounts payable	94,481	47,309	47,172
Accrued expenses payable	580,000	668,000	(88,000)
Payable for securities purchased	-	393,762	(393,762)
Guaranty fund assessments	38,000	35,000	3,000
Unearned investment income	67,098	71,234	(4,136)
Deferred revenue	10,830	18,953	(8,123)
Unclaimed funds	39,095	39,325	(230)
Lease liability	102,281	-	102,281
Mortgage loans suspense	3,417,175	-	3,417,175
Other payables, withholdings and escrows	(698,035)	(535,290)	(162,745)
Total other liabilities	$3,735,466	$8,118,268	$(4,382,802)

The $7,295,434 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

As of September 30, 2019, the Company had no security purchases where the trade date and settlement date were in different financial reporting periods compared to $393,762 of security purchases overlapping financial reporting periods as of December 31, 2018.

The $162,745 decline in other payables, withholdings and escrows is primarily due to an increase in escrow amounts on purchased mortgage loans due from previous servicers.

The Company reported a lease liability of $102,281 as of September 30, 2019, in accordance with the lease guidance adopted in 2019.

The Company changed its accounting practice and no longer reclassified its mortgage loan suspense account causing this change of $3,417,175.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2019, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2019, we had cash and cash equivalents totaling $14,083,748. As of September 30, 2019, cash and cash equivalents of $3,987,530 and $6,918,302, respectively, totaling $10,905,832 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $7,954,113 and $14,663,402 as of September 30, 2019 and December 31, 2018, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to continue providing working capital and funds for expansion.  The terms of the line of credit will allow for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of September 30, 2019 and December 31, 2018.

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Net cash used in operating activities	$(72,078,066)	$(6,096,691)	$(65,981,375)
Net cash used in investing activities	(80,553,456)	(9,093,884)	(71,459,572)
Net cash provided by financing activities	137,049,665	13,608,078	123,441,587
Decrease in cash and cash equivalents	(15,581,857)	(1,582,497)	(13,999,360)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159	(1,830,554)
Cash and cash equivalents, end of period	$14,083,748	$29,913,662	$(15,829,914)

The $72,078,066 and $6,096,691 used in operating activities for the nine months ended September 30, 2019 and 2018, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2019	2018	2019 less 2018
Premiums collected	$16,791,618	$13,755,081	$3,036,537
Net investment income collected	13,273,500	12,116,494	1,157,006
Service fees and other income collected	1,233,874	358,184	875,690
Death benefits paid	(3,357,411)	(4,516,669)	1,159,258
Surrenders paid	(801,413)	(666,128)	(135,285)
Dividends and endowments paid	(208,491)	(199,435)	(9,056)
Commissions paid	(9,937,486)	(5,988,077)	(3,949,409)
Other underwriting, insurance and acquisition expenses paid	(3,654,380)	(6,888,595)	3,234,215
Taxes received (paid)	186,709	(1,538,560)	1,725,269
Decreased advances to mortgage loan originator	306,372	262,468	43,904
Increased (decreased) deposits of pending policy applications	(7,295,434)	2,878,911	(10,174,345)
Increased assets held in trust under coinsurance agreement	(79,014,353)	(15,831,355)	(63,182,998)
Decreased short-term investments	687,326	412,006	275,320
Increased policy loans	(141,341)	(95,095)	(46,246)
Increased deposits	(125,000)	(125,000)	-
Other	(22,156)	(30,921)	8,765
Cash used in operating activities	$(72,078,066)	$(6,096,691)	$(65,981,375)

Please see the statements of cash flows for the nine months ended September 30, 2019 and 2018 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2019 and December 31, 2018 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2019	December 31, 2018	2019 less 2018

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of September 30, 2019 and December 31, 2018 and 7,802,593 outstanding as of September 30, 2019 and December 31, 2018)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of September 30, 2019 and December 31, 2018)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	11,414,146	(2,576,631)	13,990,777
Accumulated earnings	18,157,355	13,830,729	4,326,626
Total shareholders' equity	$57,442,654	$39,125,251	$18,317,403

The increase in shareholders’ equity of $18,317,403 for the nine months ended September 30, 2019 is due to $13,990,777 in other comprehensive income and $4,326,626 in net income.

Equity per common share outstanding increased 46.9% from $5.01 per share as of December 31, 2018 to $7.36 per share as of September 30, 2019, based upon 7,802,593 common shares outstanding as of both September 30, 2019 and December 31, 2018.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $14,470,346 and ($3,271,683) as of September 30, 2019 and December 31, 2018, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $18,092,060 in unrealized gains arising for the nine months ended September 30, 2019 and 2019 net realized investment gains of $350,031 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $17,742,029.

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

As of September 30, 2019, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 6.4% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2019, the Company has outstanding advances to this loan originator totaling $4,636,498. The advances are secured by $6,454,400 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,863,502 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2019, $1,136,128 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2019, $851,208 of that escrow amount is available to the Company as additional collateral on $4,636,498 of advances to the loan originator. The remaining September 30, 2019 escrow amount of $284,920 is available to the Company as additional collateral on its investment of $56,983,924 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2019 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew has appealed this decision but has failed to post an appeal bond. As a consequence, the Company and Mr. Zahn are in the process of executing on the judgments against Mr. Pettigrew’s assets. The Company and Mr. Zahn have so far collected some property and money in the execution process and will continue to execute on the judgments. Any money or property collected to date during the execution of the judgments are held in an escrow by a third party, have not been reflected in the September 30, 2019 consolidated financial statements and would have to be returned to Mr. Pettigrew in the event the judgments are reversed by the appellate courts.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 14, 2019	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 14, 2019	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer