Form 10-K
period 2019-12-31
First Trinity Financial CORP
filed 2020-03-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.    Common stock $.01 par value as of March 9, 2020: 7,802,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2020 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), First Trinity Capital Corporation (“FTCC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

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

TLIC is licensed in the states of Illinois, Kansas, Kentucky, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

The Company owns 100% of TAI (formerly known as Citizens American Life, Inc.). TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados. TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados. TAI was initially involved in developing life insurance and annuity contracts and identifying distribution channels but is now issuing life insurance policies and annuity contracts through associations with distribution channels. The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2019, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012.

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

On April 3, 2018, FTFC acquired 100% of the outstanding stock of TAI domiciled in Barbados, West Indies. The Barbados regulators approved the acquisition and supplied certifications during 2019. The aggregate purchase price for the acquisition of TAI was $250,000. The acquisition of TAI was financed with the working capital of FTFC.

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN Insurance Company (“K-TENN”) from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The acquisition of K-TENN was accounted for as a purchase. The aggregate purchase price of K-TENN was $1,837,469. Immediately subsequent to this acquisition, the $1,837,469 of net assets and liabilities of K-TENN along with the related life insurance business operations were contributed to TLIC.

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

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2019 and 2018 for additional information regarding segment information.

Life Insurance and Annuity Operations

Our Life Insurance and Annuity Operations consists of issuing ordinary whole life insurance, endowments, modified premium whole life with an annuity rider, term, final expense and accidental death and dismemberment policies and annuity contracts. The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting.

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

TLIC continues to seek to serve middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas. TLIC markets its products through independent agents. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC and TLIC were licensed in Montana. In 2019, FBLIC and TLIC were licensed in Tennessee.

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2019 and 2018, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2019
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$521,441	2.39%	$239,232	0.15%
Arizona	153,169	0.70%	3,512,507	2.15%
Arkansas	306,292	1.41%	1,091,080	0.67%
Colorado	713,272	3.28%	1,829,878	1.12%
Georgia	846,972	3.89%	2,025,709	1.24%
Illinois	1,665,679	7.65%	4,156,611	2.55%
Indiana	902,189	4.14%	5,116,469	3.13%
Kansas	2,155,408	9.90%	8,797,802	5.39%
Kentucky	673,336	3.09%	1,486,046	0.91%
Louisiana	634,294	2.91%	2,308,710	1.41%
Michigan	469,578	2.16%	13,352,907	8.18%
Missouri	784,434	3.60%	2,421,882	1.48%
Nebraska	210,395	0.97%	5,037,505	3.08%
North Carolina	1,931,032	8.87%	14,891,247	9.12%
North Dakota	89,808	0.41%	18,626,695	11.41%
Ohio	2,886,556	13.26%	4,518,836	2.77%
Oklahoma	1,160,860	5.33%	3,001,413	1.84%
Pennsylvania	844,738	3.88%	6,038,947	3.70%
Tennessee	454,065	2.09%	1,697,493	1.04%
Texas	3,500,652	16.08%	53,321,880	32.63%
Virginia	381,508	1.75%	3,970,829	2.43%
All other states	488,075	2.24%	5,873,697	3.60%
Total direct collected premiums and considerations	$21,773,753	100.00%	$163,317,375	100.00%

	Year Ended December 31, 2018
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$359,367	1.91%	$50,800	0.09%
Arizona	100,989	0.54%	177,560	0.33%
Arkansas	256,591	1.36%	205,795	0.38%
Colorado	582,423	3.09%	343,234	0.63%
Georgia	630,534	3.35%	695,687	1.28%
Illinois	1,623,150	8.62%	1,644,945	3.01%
Indiana	768,182	4.08%	496,481	0.91%
Kansas	2,253,023	11.96%	1,976,325	3.62%
Kentucky	603,186	3.20%	231,112	0.42%
Louisiana	573,141	3.04%	160,132	0.29%
Michigan	364,120	1.93%	1,201,305	2.20%
Missouri	750,749	3.98%	673,760	1.23%
Nebraska	212,891	1.13%	1,564,585	2.87%
North Carolina	1,407,279	7.47%	422,725	0.77%
North Dakota	98,125	0.52%	13,311,590	24.40%
Ohio	2,360,144	12.53%	699,796	1.28%
Oklahoma	1,285,488	6.82%	1,179,828	2.16%
Pennsylvania	629,500	3.34%	2,618,266	4.80%
Tennessee	339,087	1.80%	414,392	0.76%
Texas	2,952,455	15.67%	24,492,681	44.90%
Virginia	310,985	1.65%	50,000	0.09%
All other states	378,239	2.01%	1,949,102	3.58%
Total direct collected premiums and considerations	$18,839,648	100.00%	$54,560,101	100.00%

Reinsurance

TLIC cedes reinsurance under various agreements allowing management to control exposure to potential losses arising from large risks and providing additional capacity for growth and risk diversification. TLIC reinsures all amounts of risk on any one life in excess of $100,000 for individual life insurance with IHLIC, Optimum Re Insurance Company (“Optimum Re”), RGA Reinsurance Company and Wilton Reassurance Company (“Wilton Re”).

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

In 2019, TLIC entered into a life insurance coinsurance agreement with TAI, effective October 1, 2018, whereby 100% of TAI’s life insurance policies and annuity contracts issued after September 30, 2018 were ceded to TLIC. TLIC contractually reimburses TAI for the related commissions, submission costs, maintenance costs, marketing costs and other costs related to the production of life insurance policies and annuity contracts.

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,245,184 in 2020 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $918,511 in 2020 without prior approval. FBLIC paid a dividend of $760,347 to TLIC in 2018 but none in 2019. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 9, 2020, the Company had fifteen full-time employees and one part-time employee.

Item 2. Properties

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017, $8,805 from October 1, 2017 through September 30, 2018, $8,920 from October 1, 2018 through September 30, 2019 and $9,161 from October 1, 2019 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $97,489 and $97,063 for the years ended December 31, 2019 and 2018, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $10,830 for both the years ended December 31, 2019 and 2018. The future minimum lease payments to be paid under the amended non-cancellable lease agreement is $82,446 for the year 2020.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land. TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,696 for 2015, 2016, 2017 and 2018. Effective December 31, 2018, the lease agreement expired without renewal. TLIC renewed a five year lease agreement effective June 1, 2011, for 10,000 square feet in the Topeka, Kansas office building. Beginning June 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for minimum monthly base lease payments of $17,750.

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments were $18,299 from July 1, 2016 through May 31, 2017, $18,376 from June 1, 2017 through May 31, 2018, $18,508 from June 1, 2018 through May 31, 2019 and $18,584 from June 1, 2019 through May 31, 2021.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through August 31, 2017, $4,263 from September 1, 2017 through August 31, 2018, $4,293 from September 1, 2018 through August 31, 2019 and $4,310 from September 1, 2019 through December 31, 2019.

The future minimum lease payments to be received under the non-cancellable lease agreements are $223,008 and $92,920 for the years 2020 and 2021, respectively.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2019 and 2018 the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and $467,593, respectively, and transferred those properties to investment real estate held for sale. The Company’s policy is to reduce the carrying value of this residential real estate obtained through foreclosure to the lower of acquisition cost or net realizable value.

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

Item 3. Legal Proceedings

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, in 2013 against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), concluded on February 17, 2017.  The lawsuit was filed in the District Court of Tulsa County, Oklahoma (Case No. CJ-2013-03385).  In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.  Mr. Pettigrew denied the allegations.

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

Mr. Pettigrew appealed this decision.  The appeal challenged two trial court judgments based on separate verdicts against him in the jury trial.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial.  The Court of Appeals reversal, however, is not final.  The Company will request that the Court of Appeals grant a rehearing and reverse its decision.  Should it not do so, the Company will petition the Oklahoma Supreme Court to reverse the Court of Appeals decision.

In 2013, the Company’s Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company was also informed back in 2013 by the Oklahoma Insurance Department that it would take no action and was also informed in 2013 that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.  It remains the Company’s intention to again vigorously prosecute this action against the Defendants for damages and for correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

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

As of March 9, 2020, there were approximately 4,500 shareholders of the Company’s outstanding common stock.

On October 2, 2019, at our Annual Shareholders’ Meeting, our shareholders approved the following proposals subject to regulatory approval and adoption by our Board of Directors:

●

An amendment and restatement of our Certificate of Incorporation to authorize 40,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock and to establish the relative rights, preferences and privileges of, and the restrictions and limitations on, the Class A common Stock and the Class B common stock.

●

An amendment and restatement of the Certificate of Incorporation to automatically reclassify each issued and outstanding share of our existing common stock as one (1) share of Class A common stock or, at the shareholder’s election, into one (1) share of new Class B common stock.

These proposals recently received regulatory approval from the OID and MDOI. Upon full implementation after formal adoption by our Board of Directors in March 2020, Class B shareholders will be entitled to elect a majority of our Board of Directors (one-half plus one) but will only receive, compared to Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event. Class B shareholders may also convert one share of Class B common stock for a .85 share of Class A common stock. Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

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

Upon full implementation after formal adoption by our Board of Directors in March 2020, Class A shareholders will receive a $0.05 per share cash dividend followed by a 10% stock dividend. The Class B shareholders will not receive these cash and stock dividends.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuity contracts in niche markets. We are no longer operating a premium finance company that financed casualty insurance premiums. As an insurance provider, we collect premiums and annuity considerations in the current period to pay future benefits to our policy and contract holders. Our core TLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense and term products and annuity contracts to predominately middle income households in the states of Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio, Oklahoma and Texas through independent agents. In 2018, TLIC was licensed in Montana. In 2019, TLIC was licensed in Tennessee.

With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC was licensed in Montana. In 2019, FBLIC was licensed in Tennessee.

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

On April 3, 2018, FTFC acquired 100% of the outstanding stock of TAI domiciled in Barbados, West Indies. The Barbados regulators approved the acquisition and supplied certifications during 2019. The aggregate purchase price for the acquisition of TAI was $250,000. The acquisition of TAI was financed with the working capital of FTFC.

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN Insurance Company (“K-TENN”) from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The acquisition of K-TENN was accounted for as a purchase. The aggregate purchase price of K-TENN was $1,837,469. Immediately subsequent to this acquisition, the $1,837,469 of net assets and liabilities of K-TENN along with the related life insurance business operations were contributed to TLIC.

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

As of December 31, 2019 and 2018, there was $3,848,430 and $3,554,008, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $275,501 in 2020, $257,083 in 2021, $237,034 in 2022, $226,150 in 2023 and $216,735 in 2024.

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

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued updated guidance (Accounting Standards Update 2016-02) to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record the right-of-use asset and the lease liability based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for the quarter ending March 31, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2019 and 2018 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Premiums	$23,125,090	$18,822,517	$4,302,573
Net investment income	24,370,040	19,609,386	4,760,654
Net realized investment gains	967,978	266,498	701,480
Service fees	1,087,181	465,528	621,653
Other income	226,406	77,166	149,240
Total revenues	49,776,695	39,241,095	10,535,600
Benefits and claims	28,395,457	22,455,883	5,939,574
Expenses	13,161,622	10,180,945	2,980,677
Total benefits, claims and expenses	41,557,079	32,636,828	8,920,251
Income before federal income tax expense	8,219,616	6,604,267	1,615,349
Federal income tax expense	2,119,896	1,462,121	657,775
Net income	$6,099,720	$5,142,146	$957,574
Net income per common share basic and diluted	$0.78	$0.66	$0.12

Consolidated Condensed Financial Position as of December 31, 2019 and 2018

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018

Investment assets	$419,242,515	$325,844,275	$93,398,240
Assets held in trust under coinsurance agreement	105,089,240	25,494,700	79,594,540
Other assets	80,604,619	82,167,875	(1,563,256)
Total assets	$604,936,374	$433,506,850	$171,429,524

Policy liabilities	$429,631,596	$354,604,734	$75,026,862
Funds withheld under coinsurance agreement	105,638,974	29,285,119	76,353,855
Deferred federal income taxes	6,345,918	2,373,478	3,972,440
Other liabilities	5,901,624	8,118,268	(2,216,644)
Total liabilities	547,518,112	394,381,599	153,136,513
Shareholders' equity	57,418,262	39,125,251	18,293,011
Total liabilities and shareholders' equity	$604,936,374	$433,506,850	$171,429,524

Shareholders' equity per common share	$7.36	$5.01	$2.35

Results of Operations – Years Ended December 31, 2019 and 2018

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Premiums	$23,125,090	$18,822,517	$4,302,573
Net investment income	24,370,040	19,609,386	4,760,654
Net realized investment gains	967,978	266,498	701,480
Service fees	1,087,181	465,528	621,653
Other income	226,406	77,166	149,240
Total revenues	$49,776,695	$39,241,095	$10,535,600

The $10,535,600 increase in total revenues for the year ended December 31, 2019 is discussed below.

Premiums

Our premiums for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Ordinary life first year	$1,533,619	$406,793	$1,126,826
Ordinary life renewal	2,224,638	2,094,982	129,656
Final expense first year	4,809,064	4,498,389	310,675
Final expense renewal	14,430,278	11,736,143	2,694,135
Supplementary contracts with life contingencies	127,491	86,210	41,281
Total premiums	$23,125,090	$18,822,517	$4,302,573

The $4,302,573 increase in premiums for the year ended December 31, 2019 is primarily due to a $2,694,135 increase in final expense renewal premiums and a $1,126,826 increase in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our marketing efforts are focused on final expense and annuity production. The increase in ordinary life first year premiums reflects ordinary life insurance sold in the international market that the Company started producing in fourth quarter 2018.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities	$7,419,650	$6,278,105	$1,141,545
Preferred stock and equity securities	131,823	83,263	48,560
Other long-term investments	4,860,323	3,992,882	867,441
Mortgage loans	13,544,895	11,079,802	2,465,093
Policy loans	137,492	122,587	14,905
Real estate	269,123	376,599	(107,476)
Short-term and other investments	637,999	233,366	404,633
Gross investment income	27,001,305	22,166,604	4,834,701
Investment expenses	(2,631,265)	(2,557,218)	74,047
Net investment income	$24,370,040	$19,609,386	$4,760,654

The $4,834,701 increase in gross investment income for the year ended December 31, 2019 is primarily due to increased investments in fixed maturity securities, mortgage loans and other long-term investments. In the year ended December 31, 2019, we have increased investments in fixed maturity securities by $47.8 million, mortgage loans on real estate by $32.4 million and other long-term investments by $12.6 million.

The $74,047 increase in investment expense is primarily related to production of investments in mortgage loans on real estate.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities, equity securities, investment real estate, preferred stock securities and changes in the fair value of equity securities.

Our net realized investment gains for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Fixed maturity securities available-for-sale:
Sale proceeds	$33,700,106	$22,037,796	$11,662,310
Amortized cost at sale date	32,710,599	21,791,718	10,918,881
Net realized gains	$989,507	$246,078	$743,429
Equity securities at fair value:
Sale proceeds	$19,371	$361,947	$(342,576)
Cost at sale date	6,999	336,214	(329,215)
Net realized gains	$12,372	$25,733	$(13,361)
Investment real estate:
Sale proceeds	$350,817	$364,689	$(13,872)
Carrying value at sale date	394,002	313,040	80,962
Net realized gains (losses)	$(43,185)	$51,649	$(94,834)
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$-	$50,000
Cost at sale date	50,000	-	50,000
Net realized gains (losses)	$-	$-	$-

Equity securities, changes in fair value	$9,284	$(56,962)	$66,246

Net realized investment gains	$967,978	$266,498	$701,480

Service Fees

The $621,653 increase in service fees for the year ended December 31, 2019 is primarily due to ceding fees related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Benefits and claims
Increase in future policy benefits	$8,769,777	$6,634,114	$2,135,663
Death benefits	6,555,001	5,345,707	1,209,294
Surrenders	1,000,447	913,977	86,470
Interest credited to policyholders	11,782,286	9,282,425	2,499,861
Dividend, endowment and supplementary life contract benefits	287,946	279,660	8,286
Total benefits and claims	28,395,457	22,455,883	5,939,574
Expenses
Policy acquisition costs deferred	(12,369,350)	(8,527,380)	(3,841,970)
Amortization of deferred policy acquisition costs	4,015,480	3,515,624	499,856
Amortization of value of insurance business acquired	294,422	340,775	(46,353)
Commissions	12,125,929	8,228,279	3,897,650
Other underwriting, insurance and acquisition expenses	9,095,141	6,623,647	2,471,494
Total expenses	13,161,622	10,180,945	2,980,677
Total benefits, claims and expenses	$41,557,079	$32,636,828	$8,920,251

The $8,920,251 increase in total benefits, claims and expenses for the year ended December 31, 2019 is discussed below.

Benefits and Claims

The $5,939,574 increase in total benefits and claims for the year ended December 31, 2019 is primarily due to the following:

●

$2,499,861 increase in interest credited to policyholders is primarily due to an increase of approximately $65.9 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) during the year ended December 31, 2019.

●	$2,135,663 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$1,209,294 increase in death benefits is primarily due to approximately $1.2 million of increased final expense settlements. The increase in final expense incurred claims is expected by the Company due to the continued growth in the number and amount of final expense policies in force.

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

For the years ended December 31, 2019 and 2018, capitalized costs were $12,369,350 and $8,527,380, respectively. During 2019, $11,521,406 of commissions (95.0% of total 2019 commissions of $12,125,929) and $847,944 of expenses (9.3% of total 2019 other underwriting, insurance and acquisition expenses of $9,095,141) were eligible for deferral and were capitalized. During 2018, $7,505,616 of commissions (91.2% of total 2018 commissions of $8,228,279) and $1,021,764 of expenses (15.4% of total 2018 other underwriting, insurance and acquisition expenses of $6,623,647) were eligible for deferral and were capitalized. The $3,841,970 increase in the 2019 acquisition costs deferred primarily relates to increased ordinary life, final expense and annuity production and deferral and capitalization of the increased eligible commissions and decreased eligible expenses.

Amortization of deferred policy acquisition costs for the years ended December 31, 2019 and 2018 were $4,015,480 and $3,515,624, respectively. The $499,856 increase in the 2019 amortization of deferred acquisition costs is primarily due to an increased number and amount of final expense policies and annuity contracts in force and lapsation of ordinary life policies reflected by increased death benefits, surrenders and annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $294,422 and $340,775 for the years ended December 31, 2019 and 2018, respectively.

Commissions

Our commissions for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Annuity	$3,225,813	$1,221,517	$2,004,296
Ordinary life first year	1,672,935	406,707	1,266,228
Ordinary life renewal	73,071	61,268	11,803
Final expense first year	5,734,930	5,385,178	349,752
Final expense renewal	1,419,180	1,153,609	265,571
Total commissions	$12,125,929	$8,228,279	$3,897,650

The $3,897,650 increase in commissions for the year ended December 31, 2019 is primarily due to a $2,004,296 increase in annuity commissions (due to a $67,299,833 increase in annuity considerations net of coinsurance), a $1,266,228 increase in ordinary life first year commissions (due to a $1,126,826 increase in ordinary life first year premiums), a $349,752 increase in final expense first year commissions (due to a $310,675 increase in final expense first year premiums) and a $265,571 increase in final expense renewal commissions (due to $2,694,135 increase in final expense renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $2,471,494 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2019 was primarily related to increases in bonuses, salaries, benefits, consulting fees, legal fees, third party administration fees and expenses associated with the increased production of ordinary life, final expense and annuity policies and contracts.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2019 and 2018, current income tax expense was $1,388,711 and $100,075, respectively. Deferred federal income tax expense was $731,185 and $1,362,046 for the years ended December 31, 2019 and 2018, respectively.

Net Income Per Common Share Basic and Diluted

Net income was $6,099,720 ($0.78 per common share basic and diluted) and $5,142,146 ($0.66 per common share basic and diluted) for the years ended December 31, 2019 and 2018, respectively.

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2019 and 2018.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Revenues:
Life insurance operations	$27,170,994	$21,985,441	$5,185,553
Annuity operations	21,931,249	16,739,274	5,191,975
Corporate operations	674,452	516,380	158,072
Total	$49,776,695	$39,241,095	$10,535,600
Income before federal income taxes:
Life insurance operations	$621,436	$780,362	$(158,926)
Annuity operations	7,109,199	5,369,900	1,739,299
Corporate operations	488,981	454,005	34,976
Total	$8,219,616	$6,604,267	$1,615,349

Life Insurance Operations

The $5,185,553 increase in revenues from Life Insurance Operations for the year ended December 31, 2019 is primarily due to the following:

●	$4,302,573 increase in premiums

●	$711,824 increase in net investment income

●	$104,777 increase in service fees and other income

●	$66,379 increase in net realized investment gains

The $158,926 decreased profitability from Life Insurance Operations for the year ended December 31, 2019 is primarily due to the following:

●	$2,135,663 increase in future policy benefits

●	$1,893,354 increase in commissions

●	$1,603,984 increase in other underwriting, insurance and acquisition expenses

●	$1,209,294 increase in death benefits

●	$86,470 increase in surrenders

●	$8,286 increase in dividend, endowment and supplementary life contract benefits

●	$23,177 decrease in amortization of value of insurance business acquired

●	$66,379 increase in net realized investment gains

●	$104,777 increase in service fees and other income

●	$711,824 increase in net investment income

●	$1,569,395 increase in policy acquisition costs deferred net of amortization

●	$4,302,573 increase in premiums

Annuity Operations

The $5,191,975 increase in revenues from Annuity Operations for the year ended December 31, 2019 is due to the following:

●	$3,947,177 increase in net investment income

●	$635,101 increase in net realized investment gains

●	$609,697 increase in service fees and other income

The $1,739,299 increased profitability from Annuity Operations for the year ended December 31, 2019 is due to the following:

●	$3,947,177 increase in net investment income

●	$1,772,719 increase in policy acquisition costs deferred net of amortization

●	$635,101 increase in net realized investment gains

●	$609,697 increase in service fees and other income

●	$23,176 decrease in amortization of value of insurance business acquired

●	$744,414 increase in other underwriting, insurance and acquisition expenses

●	$2,004,296 increase in commissions

●	$2,499,861 increase in interest credited to policyholders

Corporate Operations

The $158,072 increase in revenues from Corporate Operations for the year ended December 31, 2019 is primarily due to $101,653 of increased net investment income and $56,419 of increased other income.

The $34,976 increase in Corporate Operations profitability for the year ended December 31, 2019 is primarily due to $101,653 of increased net investment income and $56,419 of increased other income that exceeded $123,096 of increased operating expenses.

Consolidated Financial Condition

Our invested assets as of December 31, 2019 and 2018 are summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $166,760,448 and $134,414,517 as of December 31, 2019 and 2018, respectively)	$178,951,324	$131,152,199	$47,799,125
Available-for-sale preferred stock at fair value (cost: $49,945 and $99,945 as of December 31, 2019 and 2018, respectively)	51,900	90,580	(38,680)
Equity securities at fair value (cost: $180,194 and $187,122 as of December 31, 2019 and 2018 respectively)	201,024	198,668	2,356
Mortgage loans on real estate	162,404,640	130,049,610	32,355,030
Investment real estate	1,951,759	2,392,031	(440,272)
Policy loans	2,026,301	1,809,339	216,962
Short-term investments	1,831,087	896,371	934,716
Other long-term investments	71,824,480	59,255,477	12,569,003
Total investments	$419,242,515	$325,844,275	$93,398,240

The $47,799,125 increase and $18,530,940 decrease in fixed maturity available-for-sale securities for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Fixed maturity securities, available-for-sale, beginning	$131,152,199	$149,683,139
Purchases	65,657,914	13,191,134
Unrealized appreciation (depreciation)	15,453,194	(9,323,510)
Net realized investment gains	989,507	246,078
Sales proceeds	(29,175,106)	(16,961,796)
Maturities	(4,525,000)	(5,076,000)
Premium amortization	(601,384)	(606,846)
Increase (decrease)	47,799,125	(18,530,940)
Fixed maturity securities, available-for-sale, ending	$178,951,324	$131,152,199

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within accumulated other comprehensive income (loss). The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions, asset-backed securities and foreign securities.

The $38,680 and $10,140 decreases in preferred stock available-for-sale for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Preferred stock, available-for-sale, beginning	$90,580	$100,720
Sale proceeds	(50,000)	-
Unrealized appreciation (depreciation)	11,320	(10,140)
Decrease	(38,680)	(10,140)
Preferred stock, available-for-sale, ending	$51,900	$90,580

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within accumulated other comprehensive income (loss).

The $2,356 increase and $372,759 decrease in equity securities available-for-sale for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Equity securities, available-for-sale, beginning	$198,668	$571,427
Purchases	115,357	76,127
Sales proceeds	(19,371)	(361,947)
Joint venture distribution	(115,286)	(55,710)
Net realized investment gains, sale of securities	12,372	25,733
Net realized investment gains (losses), changes in fair value	9,284	(56,962)
Increase (decrease)	2,356	(372,759)
Equity securities, available-for-sale, ending	$201,024	$198,668

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $32,355,030 and $27,553,159 increases in mortgage loans on real estate for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Mortgage loans on real estate, beginning	$130,049,610	$102,496,451
Purchases	74,689,461	63,066,644
Discount accretion	374,670	536,331
Payments	(42,502,954)	(35,461,456)
Foreclosed - transferred to real estate	(99,218)	(467,593)
Increase in allowance for bad debts	(81,212)	(81,351)
Amortization of loan origination fees	(25,717)	(39,416)
Increase	32,355,030	27,553,159
Mortgage loans on real estate, ending	$162,404,640	$130,049,610

The $440,272 decrease and $9,065 increase in investment real estate for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Investment real estate, beginning	$2,392,031	$2,382,966
Real estate acquired through mortgage loan foreclosure	99,218	467,593
Sales proceeds	(350,817)	(364,689)
Depreciation of building	(145,488)	(145,488)
Net realized investment gains (losses)	(43,185)	51,649
Increase (decrease)	(440,272)	9,065
Investment real estate, ending	$1,951,759	$2,392,031

The $12,569,003 and $3,440,894 increases in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Other long-term investments, beginning	$59,255,477	$55,814,583
Purchases	18,605,374	9,143,277
Accretion of discount	4,862,978	3,998,117
Payments	(10,899,349)	(9,700,500)
Increase	12,569,003	3,440,894
Other long-term investments, ending	$71,824,480	$59,255,477

The $934,716 increase in short-term investments is due to management’s decision to increase our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2019 and 2018 are summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018

Cash and cash equivalents	$23,212,170	$29,665,605	$(6,453,435)
Accrued investment income	5,207,823	2,672,978	2,534,845
Recoverable from reinsurers	1,244,733	2,323,157	(1,078,424)
Assets held in trust under coinsurance agreement	105,089,240	25,494,700	79,594,540
Agents' balances and due premiums	1,618,115	1,418,916	199,199
Deferred policy acquisition costs	38,005,639	29,681,737	8,323,902
Value of insurance business acquired	4,891,448	5,185,870	(294,422)
Other assets	6,424,691	11,219,612	(4,794,921)
Assets other than investment assets	$185,693,859	$107,662,575	$78,031,284

The $6,453,435 decrease in cash and cash equivalents for the year ended December 31, 2019 and the corresponding decrease of $1,830,554 for the year ended December 31, 2018 are summarized in the Company’s consolidated statements of cash flows.

The $79,594,540 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$29,681,737	$24,555,902
Capitalization of commissions, sales and issue expenses	12,369,350	8,527,380
Amortization	(4,015,480)	(3,515,624)
Deferred acquisition costs allocated to investments	(29,968)	114,079
Balance, end of year	$38,005,639	$29,681,737

Our other assets as of December 31, 2019 and December 31, 2018 are summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018
Advances to mortgage loan originator	$4,436,787	$4,942,870	$(506,083)
Federal and state income taxes recoverable	1,301,868	4,492,793	(3,190,925)
Notes receivable	445,778	446,978	(1,200)
Accrual of mortgage loan and long-term investment payments due	-	1,045,634	(1,045,634)
Receivable for securities sold	-	33,600	(33,600)
Guaranty funds	71,455	69,740	1,715
Lease asset - right to use	76,711	-	76,711
Other receivables, prepaid assets and deposits	92,092	187,997	(95,905)
Total other assets	$6,424,691	$11,219,612	$(4,794,921)

There was a $3,190,925 decrease in federal and state income taxes recoverable primarily due to receipt of the 2017 and 2018 federal tax refunds in excess of federal and state tax withholdings on lottery receivables.

During second quarter 2019 the Company changed its accounting practice and no longer accrued the principal collections on mortgage loans causing this change of $1,045,634.

There was a $506,083 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

The decrease in other receivables, prepaid assets and deposits of $95,905 was primarily due to a reclassification of a $125,000 deposit to record the acquisition of Trinity American, Inc., a Barbados, West Indies domiciled life insurance company, approved by local country regulators and the certifications were received in 2019.

The Company reported a lease asset of $76,711 as of December 31, 2019, in accordance with the lease guidance adopted in 2019.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Common stock owned by the former Chairman.

Our liabilities as of December 31, 2019 and 2018 are summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018

Policy liabilities
Policyholders' account balances	$363,083,838	$297,168,411	$65,915,427
Future policy benefits	65,015,390	56,261,507	8,753,883
Policy claims	1,399,393	1,102,257	297,136
Other policy liabilities	132,975	72,559	60,416
Total policy liabilities	429,631,596	354,604,734	75,026,862
Funds withheld under coinsurance agreement	105,638,974	29,285,119	76,353,855
Deferred federal income taxes	6,345,918	2,373,478	3,972,440
Other liabilities	5,901,624	8,118,268	(2,216,644)
Total liabilities	$547,518,112	$394,381,599	$153,136,513

The $76,353,855 increase in the liability for funds withheld under coinsurance agreement is due to liabilities incurred under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The $65,915,427 and $4,258,649 increases in policyholders’ account balances for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,
	2019	2018
Policyholders' account balances, beginning	$297,168,411	$292,909,762
Deposits	163,781,048	54,957,500
Withdrawals	(33,294,052)	(30,696,157)
Funds withheld under coinsurance agreement	(76,353,855)	(29,285,119)
Interest credited	11,782,286	9,282,425
Increase	65,915,427	4,258,649
Policyholders' account balances, ending	$363,083,838	$297,168,411

The $8,753,883 increase in future policy benefits during the year ended December 31, 2019 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $3,972,440 increase in deferred federal income taxes during the year ended December 31, 2019 was due to $3,241,255 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $731,185 of operating deferred federal tax expense.

Our other liabilities as of December 31, 2019 and December 31, 2018 are summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018
Suspense accounts payable	$20,166	$7,379,975	$(7,359,809)
Accounts payable	21,387	47,309	(25,922)
Accrued expenses payable	679,000	668,000	11,000
Payable for securities purchased	564	393,762	(393,198)
Guaranty fund assessments	25,000	35,000	(10,000)
Unearned investment income	62,404	71,234	(8,830)
Deferred revenue	8,123	18,953	(10,830)
Unclaimed funds	38,273	39,325	(1,052)
Lease liability	76,711	-	76,711
Mortgage loans suspense	5,782,427	-	5,782,427
Other payables, withholdings and escrows	(812,431)	(535,290)	(277,141)
Total other liabilities	$5,901,624	$8,118,268	$(2,216,644)

The $7,359,809 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date primarily due to a suspension of annuity production after June 30, 2019.

As of December 31, 2019, the Company had $564 of security purchases where the trade date and settlement date were in different financial reporting periods compared to $393,762 of security purchases overlapping financial reporting periods as of December 31, 2018.

The $277,141 decrease in other payables, withholdings and escrows is primarily due to a $273,000 increase in escrow amounts on purchased mortgage loans due from previous servicers that has been traditionally recorded as a contra liability.

The Company reported a lease liability of $76,711 as of December 31, 2019, in accordance with the lease guidance adopted in 2019.

The Company changed its accounting practice and no longer reclassified its mortgage loan suspense account to reduce balances of mortgage loans on real estate causing this change of $5,782,427.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2019, we have received $27,119,480 from the sale of our shares.

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

As of December 31, 2019, we had cash and cash equivalents totaling $23,212,170. As of December 31, 2019, cash and cash equivalents of $11,650,247 and $9,690,063, respectively, totaling $21,340,310 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDOI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,245,184 in 2020 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $918,511 in 2020 without prior approval. FBLIC paid dividends of $760,347 to TLIC in 2018 but none in 2019. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $18,089,331 and $14,663,402 as of December 31, 2019 and December 31, 2018, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.

Our cash flows for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Net cash used in operating activities	$(65,150,610)	$(8,858,987)	$(56,291,623)
Net cash used in investing activities	(71,789,821)	(17,232,910)	(54,556,911)
Net cash provided by financing activities	130,486,996	24,261,343	106,225,653
Decrease in cash	(6,453,435)	(1,830,554)	(4,622,881)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159	(1,830,554)
Cash and cash equivalents, end of period	$23,212,170	$29,665,605	$(6,453,435)

The $65,150,610 and $8,858,987 cash used in operating activities for the years ended December 31, 2019 and 2018, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2019	2018	2019 less 2018
Premiums collected	$23,149,802	$18,843,535	$4,306,267
Net investment income collected	18,235,735	17,033,536	1,202,199
Service fees and other income collected	1,313,587	542,694	770,893
Death benefits paid	(5,179,442)	(6,374,420)	1,194,978
Surrenders paid	(1,000,447)	(913,977)	(86,470)
Dividends and endowments paid	(290,557)	(282,029)	(8,528)
Commissions paid	(12,287,862)	(8,176,470)	(4,111,392)
Other underwriting, insurance and acquisition expenses paid	(3,277,801)	(8,609,969)	5,332,168
Taxes received (paid)	1,802,214	(2,088,374)	3,890,588
Increased (decreased) advances to mortgage loan originator	506,083	(17,611)	523,694
Increased (decreased) deposits of pending policy applications	(7,359,809)	7,337,074	(14,696,883)
Increased assets held in trust under coinsurance agreement	(79,594,540)	(25,494,700)	(54,099,840)
Increased short-term investments	(934,716)	(348,402)	(586,314)
Increased policy loans	(216,962)	(149,164)	(67,798)
Increased deposits	-	(125,000)	125,000
Other	(15,895)	(35,710)	19,815
Cash used in operating activities	$(65,150,610)	$(8,858,987)	$(56,291,623)

Please see the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of December 31, 2019 and 2018 is summarized as follows:

			Amount Change
	December 31, 2019	December 31, 2018	2019 less 2018

Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2019 and 2018 and 7,802,593 outstanding as of December 31, 2019 and 2018)	$80,502	$80,502	$-
Additional paid-in capital	28,684,598	28,684,598	-
Treasury stock, at cost (247,580 shares as of December 31, 2019 and 2018)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	9,616,660	(2,576,631)	12,193,291
Accumulated earnings	19,930,449	13,830,729	6,099,720
Total shareholders' equity	$57,418,262	$39,125,251	$18,293,011

The increase in shareholders’ equity of $18,293,011 for the year ended December 31, 2019 is due to $12,193,291 in accumulated other comprehensive income and $6,099,720 in net income.

Shareholders’ equity per common share outstanding increased 46.9% from $5.01 per share as of December 31, 2018 to $7.36 per share as of December 31, 2019, based upon 7,802,593 common shares outstanding as of both December 31, 2019 and 2018.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $12,192,831 and ($3,271,683) as of December 31, 2019 and 2018, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $16,454,021 in unrealized gains arising for year ended December 31, 2019 and 2019 net realized investment gains of $989,507 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $15,464,514.

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

As of December 31, 2019, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 8.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2019, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2019, the Company has outstanding advances to this loan originator totaling $4,436,787. The advances are secured by $7,032,420 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,063,213 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2019, $798,753 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2019, $489,965 of that escrow amount is available to the Company as additional collateral on $4,436,787 of advances to the loan originator. The remaining December 31, 2019 escrow amount of $308,788 is available to the Company as additional collateral on its investment of $61,757,602 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2019 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Springfield, Illinois

March 11, 2020

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2019	December 31, 2018
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $166,760,448 and $134,414,517 as of December 31, 2019 and 2018, respectively)	$178,951,324	$131,152,199
Available-for-sale preferred stock at fair value (cost: $49,945 and $99,945 as of December 31, 2019 and 2018, respectively)	51,900	90,580
Equity securities at fair value (cost: $180,194 and $187,122 as of December 31, 2019 and 2018, respectively)	201,024	198,668
Mortgage loans on real estate	162,404,640	130,049,610
Investment real estate	1,951,759	2,392,031
Policy loans	2,026,301	1,809,339
Short-term investments	1,831,087	896,371
Other long-term investments	71,824,480	59,255,477
Total investments	419,242,515	325,844,275
Cash and cash equivalents	23,212,170	29,665,605
Accrued investment income	5,207,823	2,672,978
Recoverable from reinsurers	1,244,733	2,323,157
Assets held in trust under coinsurance agreement	105,089,240	25,494,700
Agents' balances and due premiums	1,618,115	1,418,916
Deferred policy acquisition costs	38,005,639	29,681,737
Value of insurance business acquired	4,891,448	5,185,870
Other assets	6,424,691	11,219,612
Total assets	$604,936,374	$433,506,850

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$363,083,838	$297,168,411
Future policy benefits	65,015,390	56,261,507
Policy claims	1,399,393	1,102,257
Other policy liabilities	132,975	72,559
Total policy liabilities	429,631,596	354,604,734
Funds withheld under coinsurance agreement	105,638,974	29,285,119
Deferred federal income taxes	6,345,918	2,373,478
Other liabilities	5,901,624	8,118,268
Total liabilities	547,518,112	394,381,599
Shareholders' equity
Common stock, par value $.01 per share (20,000,000 shares authorized, 8,050,173 issued as of December 31, 2019 and 2018 and 7,802,593 outstanding as of December 31, 2019 and 2018)	80,502	80,502
Additional paid-in capital	28,684,598	28,684,598
Treasury stock, at cost (247,580 shares as of December 31, 2019 and 2018)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	9,616,660	(2,576,631)
Accumulated earnings	19,930,449	13,830,729
Total shareholders' equity	57,418,262	39,125,251
Total liabilities and shareholders' equity	$604,936,374	$433,506,850

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Revenues
Premiums	$23,125,090	$18,822,517
Net investment income	24,370,040	19,609,386
Net realized investment gains	967,978	266,498
Service fees	1,087,181	465,528
Other income	226,406	77,166
Total revenues	49,776,695	39,241,095
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	8,769,777	6,634,114
Death benefits	6,555,001	5,345,707
Surrenders	1,000,447	913,977
Interest credited to policyholders	11,782,286	9,282,425
Dividend, endowment and supplementary life contract benefits	287,946	279,660
Total benefits and claims	28,395,457	22,455,883
Policy acquisition costs deferred	(12,369,350)	(8,527,380)
Amortization of deferred policy acquisition costs	4,015,480	3,515,624
Amortization of value of insurance business acquired	294,422	340,775
Commissions	12,125,929	8,228,279
Other underwriting, insurance and acquisition expenses	9,095,141	6,623,647
Total expenses	13,161,622	10,180,945
Total benefits, claims and expenses	41,557,079	32,636,828
Income before total federal income tax expense	8,219,616	6,604,267
Current federal income tax expense	1,388,711	100,075
Deferred federal income tax expense	731,185	1,362,046
Total federal income tax expense	2,119,896	1,462,121
Net income	$6,099,720	$5,142,146
Net income per common share basic and diluted	$0.78	$0.66

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2019	2018
Net income	$6,099,720	$5,142,146
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	16,454,021	(9,087,572)
Cumulative effect, adoption of accounting guidance for equity securities	-	(68,508)
Less net realized investment gains	989,507	246,078
Net unrealized investment gains (losses)	15,464,514	(9,402,158)
Adjustment to deferred acquisition costs	29,968	(114,079)
Other comprehensive income (loss) before federal income tax expense (benefit)	15,434,546	(9,288,079)
Federal income tax expense (benefit)	3,241,255	(1,950,497)
Total other comprehensive income (loss)	12,193,291	(7,337,582)
Total comprehensive income (loss)	$18,293,011	$(2,195,436)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2019 and 2018

				Accumulated
	Common	Additional		Other		Total
	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2018	$80,502	$28,684,598	$(893,947)	$4,760,951	$8,620,075	$41,252,179
Comprehensive loss:
Net income	-	-	-	-	5,142,146	5,142,146
Cumulative effect, adoption of accounting guidance for equity securities	-	-	-	-	68,508	68,508
Other comprehensive loss	-	-	-	(7,337,582)	-	(7,337,582)
Balance as of December 31, 2018	$80,502	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	6,099,720	6,099,720
Other comprehensive income	-	-	-	12,193,291	-	12,193,291
Balance as of December 31, 2019	$80,502	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Operating activities
Net income	$6,099,720	$5,142,146
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation	145,488	145,488
Accretion of discount on investments	(4,636,264)	(3,927,602)
Net realized investment gains	(967,978)	(266,498)
Amortization of policy acquisition cost	4,015,480	3,515,624
Policy acquisition cost deferred	(12,369,350)	(8,527,380)
Amortization of loan origination fees	25,717	39,416
Amortization of value of insurance business acquired	294,422	340,775
Allowance for mortgage loan losses	81,212	81,351
Provision for deferred federal income tax expense	731,185	1,362,046
Interest credited to policyholders	11,782,286	9,282,425
Change in assets and liabilities:
Policy loans	(216,962)	(149,164)
Short-term investments	(934,716)	(348,402)
Accrued investment income	(2,534,845)	(128,015)
Recoverable from reinsurers	1,078,424	(982,457)
Assets held in trust under coinsurance agreement	(79,594,540)	(25,494,700)
Agents' balances and due premiums	(199,199)	66,389
Other assets (excludes change in receivable for securities sold of ($33,600) and ($331,012) in 2019 and 2018, respectively)	4,761,321	(630,054)
Future policy benefits	8,753,883	6,598,408
Policy claims	297,136	(46,256)
Other policy liabilities	60,416	4,069
Other liabilities (excludes change in payable of securities purchased of ($393,198) and ($68,838) in 2019 and 2018, respectively)	(1,823,446)	5,063,404
Net cash used in operating activities	(65,150,610)	(8,858,987)

Investing activities
Purchases of fixed maturity securities	(65,657,914)	(13,191,134)
Maturities of fixed maturity securities	4,525,000	5,076,000
Sales of fixed maturity securities	29,175,106	16,961,796
Purchases of equity securities	(115,357)	(76,127)
Sales of equity securities	19,371	361,947
Joint venture distribution	115,286	55,710
Sales of preferred stock	50,000	-
Purchases of mortgage loans	(74,689,461)	(63,066,644)
Payments on mortgage loans	42,502,954	35,461,456
Purchases of other long-term investments	(18,605,374)	(9,143,277)
Collections on other long-term investments	10,899,349	9,700,500
Sales of real estate	350,817	364,689
Net change in receivable and payable for securities sold and purchased	(359,598)	262,174
Net cash used in investing activities	(71,789,821)	(17,232,910)

Financing activities
Policyholders' account deposits	163,781,048	54,957,500
Policyholders' account withdrawals	(33,294,052)	(30,696,157)
Net cash provided by financing activities	130,486,996	24,261,343

Decrease in cash and cash equivalents	(6,453,435)	(1,830,554)
Cash and cash equivalents, beginning of period	29,665,605	31,496,159
Cash and cash equivalents, end of period	$23,212,170	$29,665,605

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2019 and 2018, the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and $467,593, respectively, and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Reductions in mortgage loans due to foreclosure	$99,218	$467,593

Investment real estate held-for-sale acquired through foreclosure	(99,218)	(467,593)

Net cash used in investing activities	$-	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization and Significant Accounting Policies

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), First Trinity Capital Corporation (“FTCC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Illinois, Kansas, Kentucky, Montana, Nebraska, North Dakota, Ohio, Oklahoma, Tennessee and Texas. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia and Tennessee.

The Company owns 100% of FTCC that was incorporated in 2006, and began operations in January 2007. FTCC provided financing for casualty insurance premiums for individuals and companies and was licensed to conduct premium financing business in the states of Alabama, Arkansas, Louisiana, Mississippi and Oklahoma. FTCC has made no premium financing loans since June 30, 2012.

The Company owns 100% of TAI (formerly known as Citizens American Life, Inc.). TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados. TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados. TAI was initially involved in developing life insurance and annuity contracts through an association with distribution channels but is now issuing life insurance policies and annuity contracts. The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

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

December 31, 2019 and 2018

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

On April 3, 2018, FTFC acquired 100% of the outstanding stock of TAI domiciled in Barbados, West Indies. The Barbados regulators approved the acquisition and supplied certifications during 2019. The aggregate purchase price for the acquisition of TAI was $250,000. The acquisition of TAI was financed with the working capital of FTFC.

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

December 31, 2019 and 2018

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

Other long term investments are comprised of lottery prize receivables and are carried at amortized cost. Interest income and the accretion of discount are included in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and money market instruments.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization and Significant Accounting Policies (continued)

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

December 31, 2019 and 2018

1. Organization and Significant Accounting Policies (continued)

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

As of December 31, 2019 and 2018, there was $3,848,430 and $3,554,008, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $275,501 in 2020, $257,083 in 2021, $237,034 in 2022, $226,150 in 2023 and $216,735 in 2024.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

Net Income per Common Share

Net income per common share basic and diluted is calculated using the weighted average number of common shares outstanding and subscribed during the year. The weighted average outstanding and subscribed common shares basic and diluted were 7,802,593 for both of the years ended December 31, 2019 and 2018.

Subsequent Events

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN Insurance Company (“K-TENN”) from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The acquisition of K-TENN was accounted for as a purchase. The aggregate purchase price of K-TENN was $1,837,469. Immediately subsequent to this acquisition, the $1,837,469 of net assets and liabilities of K-TENN along with the related life insurance business operations was contributed to TLIC.

Since regulatory approval has recently been granted by the OID and Missouri Department of Insurance (“MDOI”) and approved at the Company’s October 2, 2019 Annual Shareholders’ Meeting (pending formal adoption by the Company’s Board of Directors in March 2020), the Company’s Certificate of Incorporation will be amended and restated to authorize a.) 50,000,000 shares of common stock to be divided into 40,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock and will establish the relative rights, preferences and privileges of, and the restrictions and limitations on, the Class A common stock and the Class B common stock and b.) there will be an automatic reclassification of each existing share of common stock into one (1) share of Class A common stock or, at the shareholder’s election, into one (1) share of Class B common stock.

Upon full implementation after formal adoption by the Company’s Board of Directors in March 2020, Class B shareholders will elect a majority of our Board of Directors (one-half plus one) but will only receive, compared to Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event. Class B shareholders may also convert one share of Class B common stock for a .85 share of Class A common stock. Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

Upon full implementation after formal adoption by the Company’s Board of Directors in March 2020, Class A shareholders will receive a $0.05 per share cash dividend followed by a 10% stock dividend. The Class B shareholders will not receive these cash and stock dividends.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1. Organization and Significant Accounting Policies (continued)

Management has evaluated all other events subsequent to December 31, 2019 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued updated guidance (Accounting Standards Update 2016-02) to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record the right-of-use asset and the lease liability based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 (Accounting Standards Update 2018-11) and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption

Consequently, if this transition method is elected, an entity’s reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The amendments also provide lessors with a practical expedient to combine non-lease components (e.g., a fee for common area maintenance when leasing office space) with the associated lease component rather than accounting for those components separately if certain criteria are met. The updated guidance requires entities to recognize a right-of-use asset and lease liability equal to the present value of lease payments for all leases other than those that are less than one year. The updated guidance, as amended, is effective for reporting periods beginning after December 15, 2018.

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

December 31, 2019 and 2018

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

December 31, 2019 and 2018

1. Organization and Significant Accounting Policies (continued)

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for the quarter ending March 31, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments

Fixed Maturity, Preferred Stock and Equity Securities

Investments in fixed maturity, preferred stock and equity securities as of December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2019
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,731	$431	$11,129	$1,669,033
States and political subdivisions	9,536,120	617,063	2,252	10,150,931
Residential mortgage-backed securities	20,289	22,167	-	42,456
Corporate bonds	121,143,923	9,528,168	144,337	130,527,754
Asset-backed	2,116,056	68,395	-	2,184,451
Exchange traded securities	500,000	48,400	-	548,400
Foreign bonds	31,764,329	2,427,523	363,553	33,828,299
Total fixed maturity securities	166,760,448	12,712,147	521,271	178,951,324

Preferred stock	49,945	1,955	-	51,900

Equity securities
Mutual funds	91,981	-	2,629	89,352
Corporate common stock	88,213	23,459	-	111,672
Total equity securities	180,194	23,459	2,629	201,024
Total fixed maturity, preferred stock and equity securities	$166,990,587	$12,737,561	$523,900	$179,204,248

	December 31, 2018
Fixed maturity securities
U.S. government and U.S. government agencies	$2,793,681	$2,769	$91,739	$2,704,711
States and political subdivisions	9,295,973	215,000	32,941	9,478,032
Residential mortgage-backed securities	23,694	27,461	-	51,155
Corporate bonds	100,360,468	823,991	3,220,268	97,964,191
Asset-backed	253,598	7,820	-	261,418
Foreign bonds	21,687,103	75,525	1,069,936	20,692,692
Total fixed maturity securities	134,414,517	1,152,566	4,414,884	131,152,199

Preferred stock	99,945	-	9,365	90,580

Equity securities
Mutual funds	91,981	-	17,082	74,899
Corporate common stock	95,141	28,628	-	123,769
Total equity securities	187,122	28,628	17,082	198,668
Total fixed maturity, preferred stock and equity securities	$134,701,584	$1,181,194	$4,441,331	$131,441,447

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2019 and 2018 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2019
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,097,626	$6,841	3
States and political subdivisions	103,007	2,252	1
Corporate bonds	3,049,765	59,915	7
Foreign bonds	345,243	7,857	1
Total less than 12 months in an unrealized loss position	4,595,641	76,865	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	445,943	4,288	2
Corporate bonds	1,245,410	84,422	6
Foreign bonds	1,070,459	355,696	4
Total more than 12 months in an unrealized loss position	2,761,812	444,406	12
Total fixed maturity securities in an unrealized loss position	7,357,453	521,271	24
Equity securities (mutual funds), greater than 12 months in an unrealized loss position	89,352	2,629	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$7,446,805	$523,900	$25

	December 31, 2018
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$991,660	$2,419	1
States and political subdivisions	1,066,743	7,948	6
Corporate bonds	58,506,980	2,154,898	215
Foreign bonds	14,554,291	852,120	50
Total less than 12 months in an unrealized loss position	75,119,674	3,017,385	272
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,590,655	89,320	6
States and political subdivisions	518,969	24,993	4
Corporate bonds	7,107,831	1,065,370	30
Foreign bonds	1,376,680	217,816	5
Total more than 12 months in an unrealized loss position	10,594,135	1,397,499	45
Total fixed maturity securities in an unrealized loss position	85,713,809	4,414,884	317
Preferred stock, less than 12 months in an unrealized loss position	90,580	9,365	2
Equity securities (mutual funds), less than 12 months in an unrealized loss position	74,899	17,082	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$85,879,288	$4,441,331	$320

As of December 31, 2019, the Company held 24 available-for-sale fixed maturity securities with an unrealized loss of $521,271, fair value of $7,357,453 and amortized cost of $7,878,724. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2019. The ratio of the fair value to the amortized cost of these 24 securities is 93%.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

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

As of December 31, 2019, the Company held one equity security with an unrealized loss of $2,629, fair value of $89,352 and cost of $91,981. The ratio of fair value to cost of this security is 97%.

As of December 31, 2018, the Company held one equity security with an unrealized loss of $17,082, fair value of $74,899 and cost of $91,981. The ratio of fair value to cost of this security is 81%.

Fixed maturity securities were 97% and 96% investment grade as rated by Standard & Poor’s as of December 31, 2019 and December 31, 2018, respectively.

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

There were no other-than-temporary impairments on fixed maturity available-for-sale securities for the years ended December 31, 2019 and 2018.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018
Unrealized appreciation (depreciation) on available-for-sale securities	$12,192,831	$(3,271,683)
Adjustment to deferred acquisition costs	(19,844)	10,124
Deferred income taxes	(2,556,327)	684,928
Net unrealized appreciation (depreciation) on available-for-sale securities	$9,616,660	$(2,576,631)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2019, by contractual maturity, are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$2,321,142	$2,341,352
Due in one year through five years	26,961,169	27,696,544
Due after five years through ten years	57,121,030	60,901,680
Due after ten years	80,336,818	87,969,292
Due at multiple maturity dates	20,289	42,456
	$166,760,448	$178,951,324

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and preferred stock available-for-sale for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2019	2018	2019	2018	2019	2018
Proceeds	$33,700,106	$22,037,796	$19,371	$361,947	$350,817	$364,689
Gross realized gains	1,289,675	391,895	12,372	25,791	5,158	52,971
Gross realized losses	(300,168)	(145,817)	-	(58)	(48,343)	(1,322)
Loss on other-than- temporary impairment	-	-	-	-	-	-

	Years Ended December 31,
	Preferred Stock
	2019	2018
Proceeds	$50,000	$-
Gross realized gains	-	-
Gross realized losses	-	-
Loss on other-than- temporary impairment	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the years ended December 31, 2019 and 2018 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
	2019	2018
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$15,453,194	$(9,323,510)
Preferred stock	11,320	(10,140)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	989,507	246,078
Equity securities, sale of securities	12,372	25,733
Equity securities, changes in fair value	9,284	(56,962)
Investment real estate	(43,185)	51,649

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019	December 31, 2018

Residential mortgage loans	$150,002,865	$120,108,297
Commercial mortgage loans by property type
Apartment	1,604,934	1,816,870
Industrial	1,619,250	1,156,157
Lodging	729,603	112,494
Office building	3,676,396	2,348,639
Retail	4,771,592	4,507,153
Total commercial mortgage loans by property type	12,401,775	9,941,313
Total mortgage loans	$162,404,640	$130,049,610

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2019 and 2018 are summarized as follows:

			December 31,
			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2019	2018	2019	2018	2019	2018
Over 70%	to	80%	$42,607,615	$23,205,637	$274,954	$280,020	$42,882,569	$23,485,657
Over 60%	to	70%	50,158,843	43,631,465	2,320,734	2,216,436	52,479,577	45,847,901
Over 50%	to	60%	28,939,576	24,890,831	1,318,536	752,181	30,258,112	25,643,012
Over 40%	to	50%	13,160,306	16,055,231	2,142,354	1,670,263	15,302,660	17,725,494
Over 30%	to	40%	8,023,690	5,984,097	1,800,952	3,341,616	9,824,642	9,325,713
Over 20%	to	30%	3,806,361	3,249,410	1,235,799	1,429,085	5,042,160	4,678,495
Over 10%	to	20%	2,677,037	2,233,102	3,308,446	251,712	5,985,483	2,484,814
10%	or	less	629,437	858,524	-	-	629,437	858,524
	Total		$150,002,865	$120,108,297	$12,401,775	$9,941,313	$162,404,640	$130,049,610

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Alabama	$1,150,160	0.71%	$783,866	0.60%
Arizona	1,709,789	1.05%	2,103,627	1.62%
Arkansas	697,748	0.43%	71,854	0.06%
California	7,010,828	4.32%	9,489,106	7.30%
Colorado	57,431	0.04%	200,174	0.15%
Connecticut	901,101	0.55%	1,511,981	1.16%
Delaware	458,587	0.28%	458,587	0.35%
District of Columbia	720,000	0.44%	-	0.00%
Florida	29,921,779	18.42%	24,622,340	18.93%
Georgia	10,459,089	6.44%	8,353,781	6.42%
Hawaii	229,865	0.14%	233,170	0.18%
Idaho	638,967	0.39%	635,114	0.49%
Illinois	6,659,219	4.10%	8,317,183	6.40%
Indiana	1,181,493	0.73%	996,756	0.77%
Kansas	548,138	0.34%	389,239	0.30%
Kentucky	94,619	0.06%	97,872	0.08%
Louisiana	241,748	0.15%	248,360	0.19%
Maine	128,112	0.08%	129,456	0.10%
Maryland	757,860	0.47%	767,325	0.59%
Massachusetts	2,174,988	1.34%	778,303	0.60%
Michigan	192,050	0.12%	195,838	0.15%
Minnesota	32,286	0.02%	135,241	0.10%
Mississippi	81,653	0.05%	136,306	0.10%
Missouri	3,130,470	1.93%	3,909,254	3.01%
Nevada	165,092	0.10%	487,365	0.37%
New Hampshire	132,040	0.08%	285,077	0.22%
New Jersey	7,470,226	4.60%	1,463,390	1.13%
New Mexico	81,497	0.05%	341,769	0.26%
New York	3,864,479	2.38%	3,485,062	2.68%
North Carolina	3,926,787	2.42%	1,877,753	1.44%
Ohio	2,438,541	1.50%	3,318,414	2.55%
Oklahoma	612,075	0.38%	450,297	0.35%
Oregon	1,647,107	1.01%	2,929,557	2.25%
Pennsylvania	67,195	0.04%	81,435	0.06%
South Carolina	183,078	0.11%	420,629	0.32%
Tennessee	4,024,710	2.48%	2,130,400	1.64%
Texas	65,639,490	40.42%	45,200,527	34.76%
Utah	2,000,000	1.23%	2,000,000	1.54%
Vermont	241,470	0.15%	102,968	0.08%
Virginia	486,846	0.30%	494,462	0.38%
Washington	345,986	0.21%	361,716	0.28%
Wisconsin	328,573	0.20%	375,657	0.29%
Mortgage loan allowance and unamortized origination fees	(428,532)	-0.26%	(321,601)	-0.25%
	$162,404,640	100%	$130,049,610	100%

There were 23 loans with a remaining principal balance of $4,427,317 that were more than 90 days past due as of December 31, 2019. There were 11 loans with a remaining principal balance of $2,233,575 that were more than 90 days past due as of December 31, 2018.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

There were $1,691,980 mortgage loans in default and foreclosure as of December 31, 2019 and the Company estimates that it will not incur losses on these foreclosures due to the anticipated sales prices less disposal costs exceeding the carrying values of these foreclosed mortgage loans.  There were no mortgage loans in default and foreclosure as of December 31, 2018.

During 2019 the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and transferred those properties to investment real estate held for sale. During 2018 the Company foreclosed on residential mortgage loans of real estate totaling $467,593 and transferred those properties to investment real estate held for sale.

The principal balances of the 1,211 residential mortgage loans owned by the Company as of December 31, 2019 that aggregated to $150,002,865 ranged from a low of $262 to a high of $1,000,000 and the interest rates ranged from 3.43% to 26.18%. The principal balances of the 30 commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2019 that aggregated to $12,401,775 ranged from a low of $53,066 to a high of $2,000,000 and the interest rates ranged from 5.75% to 20.60%.

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

There are allowances for losses on mortgage loans of $505,378 and $424,166 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $798,753 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2018, $823,645 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2019 and 2018 the Company did not experience any impairment on mortgage loan investments.

Investment real estate

During 2019 the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and transferred those properties to investment real estate held for sale. During 2019, the Company sold investment real estate property with an aggregate carrying value of $394,002. The Company recorded a gross realized investment loss on sale of $43,185 based on an aggregate sales price of $350,817.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

The Company’s investment real estate as of December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,486,159)	(1,340,671)
Buildings net of accumulated depreciation	781,398	926,886
Residential real estate - held for sale	212,046	506,830
Total residential real estate	212,046	506,830
Investment real estate, net of accumulated depreciation	$1,951,759	$2,392,031

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $71,824,480 and $59,255,477 as of December 31, 2019 and 2018, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2019 are summarized as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$10,803,287	$11,016,206
Due in one year through five years	33,620,272	37,653,046
Due after five years through ten years	19,714,267	25,799,501
Due after ten years	7,686,654	13,766,266
	$71,824,480	$88,235,019

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage
Arizona	$450,573	0.63%	$360,333	0.61%
California	7,772,309	10.82%	4,656,712	7.86%
Colorado	41,000	0.06%	75,706	0.13%
Connecticut	2,670,153	3.72%	2,406,581	4.06%
Florida	92,145	0.13%	128,960	0.22%
Georgia	4,003,717	5.57%	3,263,364	5.51%
Illinois	458,280	0.64%	486,477	0.82%
Indiana	5,398,417	7.52%	1,259,879	2.13%
Maine	146,290	0.20%	176,637	0.30%
Massachusetts	15,481,300	21.55%	12,953,938	21.86%
Michigan	264,403	0.37%	279,911	0.47%
Missouri	100,406	0.14%	108,404	0.18%
New Jersey	175,493	0.24%	-	0.00%
New York	24,807,063	34.54%	23,762,905	40.09%
Ohio	4,775,235	6.65%	4,748,535	8.01%
Oregon	144,013	0.20%	172,902	0.29%
Pennsylvania	1,753,190	2.44%	1,534,181	2.59%
Texas	2,673,036	3.72%	2,314,597	3.91%
Virginia	70,671	0.10%	-	0.00%
Vermont	259,677	0.36%	271,609	0.46%
Washington	287,109	0.40%	293,846	0.50%
	$71,824,480	100.00%	$59,255,477	100.00%

Major categories of net investment income for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
	2019	2018

Fixed maturity securities	$7,419,650	$6,278,105
Preferred stock and equity securities	131,823	83,263
Other long-term investments	4,860,323	3,992,882
Mortgage loans	13,544,895	11,079,802
Policy loans	137,492	122,587
Real estate	269,123	376,599
Short-term and other investments	637,999	233,366
Gross investment income	27,001,305	22,166,604

Investment expenses	(2,631,265)	(2,557,218)
Net investment income	$24,370,040	$19,609,386

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2019
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,669,033	$-	$1,669,033
States and political subdivisions	-	10,150,931	-	10,150,931
Residential mortgage-backed securities	-	42,456	-	42,456
Corporate bonds	-	130,527,754	-	130,527,754
Asset-backed	-	2,184,451	-	2,184,451
Exchange traded securities	-	548,400	-	548,400
Foreign bonds	-	33,828,299	-	33,828,299
Total fixed maturity securities	$-	$178,951,324	$-	$178,951,324
Preferred stock, available-for-sale	$51,900	$-	$-	$51,900
Equity securities
Mutual funds	$-	$89,352	$-	$89,352
Corporate common stock	47,565	-	64,107	111,672
Total equity securities	$47,565	$89,352	$64,107	$201,024

	December 31, 2018
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,704,711	$-	$2,704,711
States and political subdivisions	-	9,478,032	-	9,478,032
Residential mortgage-backed securities	-	51,155	-	51,155
Corporate bonds	-	97,964,191	-	97,964,191
Asset-backed	-	261,418	-	261,418
Foreign bonds	-	20,692,692	-	20,692,692
Total fixed maturity securities	$-	$131,152,199	$-	$131,152,199
Preferred stock, available-for-sale	$90,580	$-	$-	$90,580
Equity securities
Mutual funds	$-	$74,899	$-	$74,899
Corporate common stock	59,733	-	64,036	123,769
Total equity securities	$59,733	$74,899	$64,036	$198,668

As of December 31, 2019 and 2018, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

December 31, 2019 and 2018

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and preferred stock available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed, exchange traded securities and foreign bonds.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2019 and 2018 is summarized as follows:

	December 31,
	2019	2018

Beginning balance	$64,036	$61,500
Joint venture investment	-	10,200
Joint venture net income	115,357	63,046
Joint venture distribution	(115,286)	(55,710)
Equity security sale	-	(15,000)
Ending balance	$64,107	$64,036

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2019 and 2018, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2019
Financial assets
Mortgage loans on real estate
Commercial	$12,401,775	$12,280,704	$-	$-	$12,280,704
Residential	150,002,865	152,443,349	-	-	152,443,349
Policy loans	2,026,301	2,026,301	-	-	2,026,301
Short-term investments	1,831,087	1,831,087	1,831,087	-	-
Other long-term investments	71,824,480	88,235,019	-	-	88,235,019
Cash and cash equivalents	23,212,170	23,212,170	23,212,170	-	-
Accrued investment income	5,207,823	5,207,823	-	-	5,207,823
Total financial assets	$266,506,501	$285,236,453	$25,043,257	$-	$260,193,196
Financial liabilities
Policyholders' account balances	$363,083,838	$355,557,123	$-	$-	$355,557,123
Policy claims	1,399,393	1,399,393	-	-	1,399,393
Total financial liabilities	$364,483,231	$356,956,516	$-	$-	$356,956,516

	December 31, 2018
Financial assets
Mortgage loans on real estate
Commercial	$9,941,313	$9,698,226	$-	$-	$9,698,226
Residential	120,108,297	115,788,967	-	-	115,788,967
Policy loans	1,809,339	1,809,339	-	-	1,809,339
Short-term investments	896,371	896,371	896,371	-	-
Other long-term investments	59,255,477	69,641,358	-	-	69,641,358
Cash and cash equivalents	29,665,605	29,665,605	29,665,605	-	-
Accrued investment income	2,672,978	2,672,978	-	-	2,672,978
Total financial assets	$224,349,380	$230,172,844	$30,561,976	$-	$199,610,868
Financial liabilities
Policyholders' account balances	$297,168,411	$259,247,412	$-	$-	$259,247,412
Policy claims	1,102,257	1,102,257	-	-	1,102,257
Total financial liabilities	$298,270,668	$260,349,669	$-	$-	$260,349,669

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2019 and 2018, these required deposits had amortized costs that totaled $4,434,662 and $4,376,463, respectively. As of December 31, 2019 and 2018, these required deposits had fair values that totaled $4,468,783 and $4,292,657, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2019, $798,753 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2019, $489,965 of that escrow amount is available to the Company as additional collateral on $4,436,787 of advances to the loan originator. The remaining December 31, 2019 escrow amount of $308,788 is available to the Company as additional collateral on its investment of $61,757,602 in residential mortgage loans on real estate. In addition, the Company has an additional $505,378 allowance for possible loan losses in the remaining $100,647,038 of investments in mortgage loans on real estate as of December 31, 2019.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2019 and 2018 are summarized as follows (excluding $61,757,602 and $44,968,471 of mortgage loans on real estate as of December 31, 2019 and 2018, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2019	2018	2019	2018	2019	2018
Allowance, beginning	$374,209	$333,789	$49,957	$9,026	$424,166	$342,815
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	68,848	40,420	12,364	40,931	81,212	81,351
Allowance, ending	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$88,245,263	$75,139,826	$12,401,775	$9,941,313	$100,647,038	$85,081,139

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Balance, beginning of year	$29,681,737	$24,555,902
Capitalization of commissions, sales and issue expenses	12,369,350	8,527,380
Amortization	(4,015,480)	(3,515,624)
Deferred acquisition costs allocated to investments	(29,968)	114,079
Balance, end of year	$38,005,639	$29,681,737

7. Federal Income Taxes

FTFC filed 2018 and 2017 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and FTCC since all companies had been members of a consolidated group for five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2019 and 2018, respectively, is summarized as follows:

	Years Ended December 31,
	2019	2018
Expected tax expense	$1,726,119	$1,386,896
Future policy benefits	208,197	27,253
Net operating losses	207,580	(66,779)
Alternative minimum taxes	164,432	15,401
Capital gain taxes	14,536	(55,464)
Difference in book versus tax basis of available-for-sale securities	9,721	60,083
Adjustment of prior years' taxes	(54,793)	(128,764)
Reinsurance recoverable	(205,559)	197,009
Other	49,663	26,486
Total income tax expense	$2,119,896	$1,462,121

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Deferred tax liabilities:
Net unrealized investment gains	$2,556,327	$-
Deferred policy acquisition costs	6,463,579	5,161,165
Value of insurance business acquired	1,027,204	1,089,032
Reinsurance recoverable	241,362	446,921
Available-for-sale fixed maturity securities	78,207	80,409
Investment real estate	40,627	39,663
Due premiums	30,800	22,975
Other	13,544	435
Total deferred tax liabilities	10,451,650	6,840,600
Deferred tax assets:
Net unrealized investment losses	-	684,928
Policyholders' account balances and future policy benefits	3,181,433	2,342,777
Net operating loss carryforward	774,003	1,106,769
Alternative minimum tax carryforward	-	190,153
Mortgage loans	89,992	67,536
Available-for-sale equity securities	21,056	36,565
Policy claims	16,366	13,258
Unearned investment income	13,105	14,811
Dividend liability	9,777	10,325
Total deferred tax assets	4,105,732	4,467,122
Net deferred tax liabilities	$6,345,918	$2,373,478

FTFC has net operating loss carryforwards of $3,685,729 expiring in 2027 through 2033. During 2019, FTFC utilized $596,123 of the net operating loss carryforward existing as of January 1, 2019 to offset 2019 federal taxable income. During 2018, FTFC utilized $753,915 of the net operating loss carryforward existing as of January 1, 2018 to offset 2018 federal taxable income.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2016 through 2019 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

8. Reinsurance

TLIC participates in ceded and assumed reinsurance in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. TLIC reinsures all amounts of risk on any one life in excess of $100,000 for individual life insurance with Investors Heritage Life Insurance Company, Optimum Re Insurance Company (“Optimum Re”), RGA Reinsurance Company and Wilton Reassurance Company (“Wilton Re”).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

8. Reinsurance (continued)

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

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2019 and 2018 are summarized as follows:

	2019	2018
Premiums assumed	$1,777,449	$457,512
Commissions and expense allowances assumed	1,413,057	194,908
Benefits assumed	8,001	33,694
Reserve credits assumed	1,279,582	343,140
In force amount assumed	41,056,032	17,863,123

Premiums ceded	71,936,037	30,445,152
Commissions and expense allowances ceded	2,670,202	1,051,766
Benefits ceded	1,208,109	356,806
Reserve credits ceded	103,142,179	30,686,404
In force amount ceded	43,641,121	77,653,688

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

In 2019, TLIC entered into a life insurance coinsurance agreement with TAI, effective October 1, 2018, whereby 100% of TAI’s life insurance policies and annuity contracts issued after September 30, 2018 were ceded to TLIC. TLIC contractually reimburses TAI for the related commissions, submission costs, maintenance costs, marketing costs and other costs related to the production of life insurance policies and annuity contracts.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

9. Leases

The Company leases 6,769 square feet of office space pursuant to an original five-year lease that began October 1, 2010 and was amended on October 1, 2015 for another five-year term. Under the terms of the original home office lease, the monthly rent was $7,897 from October 1, 2010 through September 30, 2015. Under the terms of the amended home office lease, the monthly rent is $8,461 from October 1, 2015 through September 30, 2016, $8,630 from October 1, 2016 through September 30, 2017, $8,805 from October 1, 2017 through September 30, 2018, $8,920 from October 1, 2018 through September 30, 2019 and $9,161 from October 1, 2019 through September 30, 2020. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $97,489 and $97,063 for the years ended December 31, 2019 and 2018, respectively, under this lease.

On January 1, 2011, the Company received a $120,000 leasehold improvement allowance from the lessor related to the original lease that was fully amortized by September 30, 2015. In accordance with the amended lease on October 1, 2015, the Company was provided an allowance of $54,152 for leasehold improvements. The leasehold improvement allowance is amortized over the remaining amended non-cancellable lease term and reduced rent expense by $10,830 for both the years ended December 31, 2019 and 2018. The future minimum lease payments to be paid under the amended non-cancellable lease agreement is $82,446 for the year 2020.

TLIC owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-fourth of this land. TLIC executed a two year lease agreement effective January 1, 2015, for 7,500 square feet of its building in Topeka, Kansas. Effective January 1, 2017, this lease was renewed for two years. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance. The monthly lease payments were $8,696 for 2015, 2016, 2017 and 2018. Effective December 31, 2018, the lease agreement expired without renewal. TLIC renewed a five year lease agreement effective June 1, 2011, for 10,000 square feet in the Topeka, Kansas office building. Beginning June 1, 2014, the lessee can terminate the lease with a 180 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for minimum monthly base lease payments of $17,750.

This 10,000 square feet lease was renewed for five years to be effective from June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease agreement calls for a monthly lease payment of $16,598 from June 1, 2016 through June 30, 2016. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments were $18,299 from July 1, 2016 through May 31, 2017, $18,376 from June 1, 2017 through May 31, 2018, $18,508 from June 1, 2018 through May 31, 2019 and $18,584 from June 1, 2019 through May 31, 2021.

A five year lease agreement effective September 1, 2010 automatically renewed on 2,500 square feet of the Topeka, Kansas office building with a 90 day notice by the lessee to terminate the lease. This lease was renewed on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. Beginning September 1, 2017, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The lease payments are $4,236 per month from September 1, 2015 through August 31, 2016, $4,242 from September 1, 2016 through August 31, 2017, $4,263 from September 1, 2017 through August 31, 2018, $4,293 from September 1, 2018 through August 31, 2019 and $4,310 from September 1, 2019 through December 31, 2019.

The future minimum lease payments to be received under the non-cancellable lease agreements are $223,008 and $92,920 for the years 2020 and 2021, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

10. Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the OID. FBLIC is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the MDOI. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income for TLIC amounted to $652,807 and $2,098,488 for the years ended December 31, 2019 and 2018, respectively. The statutory capital and surplus of TLIC was $12,451,837 and $12,686,538 as of December 31, 2019 and 2018, respectively. The statutory net income (loss) for FBLIC amounted to ($2,150,286) and $1,001,594 for the years ended December 31, 2019 and 2018, respectively. The statutory capital and surplus of FBLIC was $9,185,113 and $7,400,476 as of December 31, 2019 and 2018, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,245,184 in 2020 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $918,511 in 2020 without prior approval. FBLIC paid dividends of $760,347 to TLIC in 2018. These dividends are eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended December 31,
	2019	2018
Revenues:
Life insurance operations	$27,170,994	$21,985,441
Annuity operations	21,931,249	16,739,274
Corporate operations	674,452	516,380
Total	$49,776,695	$39,241,095
Income before income taxes:
Life insurance operations	$621,436	$780,362
Annuity operations	7,109,199	5,369,900
Corporate operations	488,981	454,005
Total	$8,219,616	$6,604,267
Depreciation and amortization expense:
Life insurance operations	$3,663,864	$3,738,531
Annuity operations	817,243	302,772
Total	$4,481,107	$4,041,303

	December 31,
	2019	2018
Assets:
Life insurance operations	$99,612,420	$69,756,013
Annuity operations	500,738,949	357,797,728
Corporate operations	4,585,005	5,953,109
Total	$604,936,374	$433,506,850

12. Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $18,089,331 as of December 31, 2019. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

13. Contingent Liabilities

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, in 2013 against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), concluded on February 17, 2017.  The lawsuit was filed in the District Court of Tulsa County, Oklahoma (Case No. CJ-2013-03385).  In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.  Mr. Pettigrew denied the allegations.

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

Mr. Pettigrew appealed this decision.  The appeal challenged two trial court judgments based on separate verdicts against him in the jury trial.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial.  The Court of Appeals reversal, however, is not final.  The Company will request that the Court of Appeals grant a rehearing and reverse its decision.  Should it not do so, the Company will petition the Oklahoma Supreme Court to reverse the Court of Appeals decision.

In 2013, the Company’s Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company was also informed back in 2013 by the Oklahoma Insurance Department that it would take no action and was also informed in 2013 that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.  It remains the Company’s intention to again vigorously prosecute this action against the Defendants for damages and for correction of the defamatory statements.  In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

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

December 31, 2019 and 2018

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Year Ended December 31, 2019

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	12,998,677	(23,675)	12,975,002
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	781,711	-	781,711
Other comprehensive income	12,216,966	(23,675)	12,193,291
Balance as of December 31, 2019	$9,632,323	$(15,663)	$9,616,660

	Year Ended December 31, 2018
Balance as of January 1, 2018	$4,843,061	$(82,110)	$4,760,951
Other comprehensive loss before reclassifications, net of tax	(7,233,303)	90,122	(7,143,181)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	194,401	-	194,401
Other comprehensive loss	(7,427,704)	90,122	(7,337,582)
Balance as of December 31, 2018	$(2,584,643)	$8,012	$(2,576,631)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2019 and 2018 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2019
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$16,454,021	$3,455,344	$12,998,677
Reclassification adjustment for net gains included in operation having no credit losses	989,507	207,796	781,711
Net unrealized gains on investments	15,464,514	3,247,548	12,216,966
Adjustment to deferred acquisition costs	(29,968)	(6,293)	(23,675)
Total other comprehensive income	$15,434,546	$3,241,255	$12,193,291

	Year Ended December 31, 2018
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(9,156,080)	$(1,922,777)	$(7,233,303)
Reclassification adjustment for net gains included in operation having no credit losses	246,078	51,677	194,401
Net unrealized losses on investments	(9,402,158)	(1,974,454)	(7,427,704)
Adjustment to deferred acquisition costs	114,079	23,957	90,122
Total other comprehensive loss	$(9,288,079)	$(1,950,497)	$(7,337,582)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2019	2018
Realized gains on sales of securities (a)	$989,507	$246,078
Income tax expense (b)	207,796	51,677
Total reclassification adjustments	$781,711	$194,401

(a) These items appear within net realized investment gains in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

16. Line of Credit

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2019.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 12, 2020	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 12, 2020	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 12, 2020
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 12, 2020
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 12, 2020
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 12, 2020
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 12, 2020
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 12, 2020
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 12, 2020
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 12, 2020
Gary L. Sherrer, Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.1	Lease Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.2

Supplemental Lease Agreement dated July 10, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.3

Supplemental Lease Agreement dated August 2, 2006 between First Life America Corporation and the United States of America, incorporated by reference as Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed April 14, 2009.

10.4	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.5

Second Amendment to Lease Agreement between First Trinity Financial Corporation and Amejak Limited Partnership dated June 16, 2010, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2010.

10.6	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.7	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.8	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.9	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.10	Employment Agreement of Jeffrey J. Wood, dated December 23, 2015, incorporated by reference as Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 28, 2015.

10.11	Amendment to Employment Agreement of Jeffrey J. Wood, dated February 26, 2016, incorporated by reference as Exhibit 10.25 of the Company’s Current Report on Form 8-K filed February 29, 2016.

10.12	Amendment to Employment Agreement of Gregg E. Zahn, President, dated September 5, 2017, incorporated by reference as Exhibit 10.26 of the Company’s Current Report on Form 8-K filed September 8, 2017.

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

10.13	Employment Agreement of William S. Lay, dated December 6, 2018, incorporated by reference as Exhibit 10.27 of the Company’s Current Report on Form 8-K filed December 7, 2018.

10.14	Amendment to Employment Agreement of Jeffrey J. Wood, dated March 14, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL

Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under These sections.

*	Filed herewith