Form 10-Q
period 2020-03-31
First Trinity Financial CORP
filed 2020-05-15
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2020

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2020, the registrant had 7,854,912 shares of Class A common stock, .01 par value, outstanding and 116,547 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2020

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of March 31, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4. Controls and Procedures	55

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,916,429 and $166,760,448 as of March 31, 2020 and December 31, 2019, respectively)	$161,876,414	$178,951,324
Available-for-sale preferred stock at fair value (cost: $49,945 as of March 31, 2020 and December 31, 2019)	49,600	51,900
Equity securities at fair value (cost: $182,375 and $180,194 as of March 31, 2020 and December 31, 2019, respectively)	164,788	201,024
Mortgage loans on real estate	166,881,532	162,404,640
Investment real estate	2,659,478	1,951,759
Policy loans	2,087,602	2,026,301
Short-term investments	1,832,872	1,831,087
Other long-term investments	73,146,105	71,824,480
Total investments	408,698,391	419,242,515
Cash and cash equivalents	16,728,153	23,212,170
Accrued investment income	5,348,548	5,207,823
Recoverable from reinsurers	3,455,756	1,244,733
Assets held in trust under coinsurance agreement	100,291,192	105,089,240
Agents' balances and due premiums	1,980,608	1,618,115
Deferred policy acquisition costs	39,199,188	38,005,639
Value of insurance business acquired	4,811,474	4,891,448
Other assets	11,018,287	6,424,691
Total assets	$591,531,597	$604,936,374
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$362,198,197	$363,083,838
Future policy benefits	67,807,951	65,015,390
Policy claims	1,139,262	1,399,393
Other policy liabilities	84,921	132,975
Total policy liabilities	431,230,331	429,631,596
Funds withheld under coinsurance agreement	101,038,693	105,638,974
Deferred federal income taxes	3,752,091	6,345,918
Other liabilities	5,993,680	5,901,624
Total liabilities	542,014,795	547,518,112
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, 8,102,492 and 8,050,173 issued as of March 31, 2020 and December 31, 2019, respectively, 7,854,912 and 7,802,593 outstanding as of March 31, 2020 and December 31, 2019, respectively)	81,025	80,502
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 116,547 issued and outstanding as of March 31, 2020)	1,165	-
Additional paid-in capital	30,429,150	28,684,598
Treasury stock, at cost (247,580 shares as of March 31, 2020 and December 31, 2019)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(820,296)	9,616,660
Accumulated earnings	20,719,705	19,930,449
Total shareholders' equity	49,516,802	57,418,262
Total liabilities and shareholders' equity	$591,531,597	$604,936,374

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$6,365,876	$5,530,806
Net investment income	6,269,843	5,573,456
Net realized investment gains	23,502	53,720
Service fees	10,871	427,734
Other income	13,414	38,984
Total revenues	12,683,506	11,624,700

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,641,119	2,151,600
Death benefits	1,611,780	1,632,780
Surrenders	410,364	350,407
Interest credited to policyholders	3,063,245	2,550,672
Dividend, endowment and supplementary life contract benefits	82,699	68,669
Total benefits and claims	7,809,207	6,754,128
Policy acquisition costs deferred	(2,384,968)	(3,615,460)
Amortization of deferred policy acquisition costs	1,213,274	764,346
Amortization of value of insurance business acquired	79,974	81,447
Commissions	2,308,163	3,572,572
Other underwriting, insurance and acquisition expenses	2,641,472	2,265,575
Total expenses	3,857,915	3,068,480
Total benefits, claims and expenses	11,667,122	9,822,608

Income before total federal income tax expense	1,016,384	1,802,092
Current federal income tax expense	46,575	303,002
Deferred federal income tax expense	180,553	76,894
Total federal income tax expense	227,128	379,896
Net income	$789,256	$1,422,196

Net income per common share basic and diluted
Class A common stock	$0.0992	$0.1823
Class B common stock	$0.0843	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$789,256	$1,422,196
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(13,171,272)	5,127,250
Less net realized investment gains having no credit losses	61,919	40,075
Net unrealized gains (losses)	(13,233,191)	5,087,175
Less adjustment to deferred acquisition costs	(21,855)	12,497
Other comprehensive income (loss) before income tax expense (benefit)	(13,211,336)	5,074,678
Income tax expense (benefit)	(2,774,380)	1,065,684
Total other comprehensive income (loss)	(10,436,956)	4,008,994
Total comprehensive income (loss)	$(9,647,700)	$5,431,190

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	-	1,422,196	1,422,196
Other comprehensive income	-	-	-	-	4,008,994	-	4,008,994
Balance as of March 31, 2019	$80,502	$-	$28,684,598	$(893,947)	$1,432,363	$15,252,925	$44,556,441

Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	789,256	789,256
Other comprehensive loss	-	-	-	-	(10,436,956)	-	(10,436,956)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,165)	1,165	-	-	-	-	-
Balance as of March 31, 2020	$81,025	$1,165	$30,429,150	$(893,947)	$(820,296)	$20,719,705	$49,516,802

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$789,256	$1,422,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	36,372	36,372
Accretion of discount on investments	(1,253,547)	(1,167,169)
Net realized investment gains	(23,502)	(53,720)
Amortization of policy acquisition cost	1,213,274	764,346
Policy acquisition cost deferred	(2,384,968)	(3,615,460)
Amortization of loan origination fees	5,117	7,460
Amortization of value of insurance business acquired	79,974	81,447
Allowance for mortgage loan losses	(1,860)	33,217
Provision for deferred federal income tax expense	180,553	76,894
Interest credited to policyholders	3,063,245	2,550,672
Change in assets and liabilities:
Policy loans	(60,256)	(25,467)
Short-term investments	(1,785)	(914,153)
Accrued investment income	(140,235)	(509,603)
Recoverable from reinsurers	(2,211,023)	(149,010)
Assets held in trust under coinsurance agreement	4,798,048	(19,715,191)
Agents' balances and due premiums	(358,507)	(102,830)
Other assets (excludes change in receivable for securities sold of $33,600 in 2019)	(4,593,135)	(1,152,822)
Future policy benefits	2,641,978	2,115,019
Policy claims	(260,131)	347,272
Other policy liabilities	(57,266)	5,338
Other liabilities (exclude change in payable for securities purchased of $575,435 and ($124,160) in 2020 and 2019, respectively)	(493,625)	16,749,404
Net cash provided by (used in) operating activities	967,977	(3,215,788)

Investing activities
Purchases of fixed maturity securities	(1,005,000)	(6,536,434)
Maturities of fixed maturity securities	200,000	2,600,000
Sales of fixed maturity securities	5,350,987	799,846
Purchases of equity securities	(29,220)	(27,784)
Acquisition of K-TENN Insurance Company	1,110,299	-
Joint venture distribution	27,039	23,824
Purchases of mortgage loans	(19,403,227)	(21,818,443)
Payments on mortgage loans	14,244,785	8,694,982
Purchases of other long-term investments	(3,258,188)	(5,629,292)
Payments on other long-term investments	3,284,263	2,850,460
Net change in receivable and payable for securities sold and purchased	575,435	(90,560)
Net cash provided by (used in) investing activities	1,097,173	(19,133,401)

Financing activities
Policyholders' account deposits	1,769,421	70,719,584
Policyholders' account withdrawals	(10,318,588)	(8,740,280)
Net cash provided by (used in) financing activities	(8,549,167)	61,979,304

Increase (decrease) in cash and cash equivalents	(6,484,017)	39,630,115
Cash and cash equivalents, beginning of period	23,212,170	29,665,605
Cash and cash equivalents, end of period	$16,728,153	$69,295,720

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2020 and 2019, the Company foreclosed on residential mortgage loans of real estate totaling $744,091 and $99,218, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Reductions in mortgage loans due to foreclosure	$744,091	$99,218
Investment real estate held-for-sale acquired through foreclosure	(744,091)	(99,218)
Net cash used in investing activities	$-	$-

On January 1, 2020, the Company acquired K-TENN Insurance Company. The Company acquired assets of $1,916,281 (including cash) and assumed liabilities of $170,041.

In conjunction with this 2020 acquisition, the cash and non-cash impact on operating, investing and financing activities is summarized as follows.

March 31, 2020
Cash used in acquisition of K-TENN Insurance Company	$-
Cash provided in acquisition of K-TENN Insurance Company	1,110,299

Increase in cash from acquisition of K-TENN Insurance Company	1,110,299

Fair value of assets acquired in acquisition of K-TENN Insurance Company (excluding cash)
Available-for-sale fixed maturity securities	800,000
Policy loans	1,045
Accrued investment income	490
Due premiums	3,986
Other assets	461

Total fair value of assets acquired (excluding cash)	805,982

Fair value of liabilities assumed in acquisition of K-TENN Insurance Company
Future policy benefits	150,583
Other policy liabilities	9,212
Other liabilities	10,246

Total fair value of liabilities assumed	170,041

Fair value of net assets acquired in acquisition of K-TENN Insurance Company (excluding cash)	635,941

Fair value of net assets acquired in acquisition of K-TENN Insurance Company (including cash)	$1,746,240

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

March 31, 2020

(Unaudited)

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

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN Insurance Company (“K-TENN”) from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The acquisition of K-TENN was accounted for as a purchase. The aggregate purchase price of K-TENN was $1,746,240. Immediately subsequent to this acquisition, the $1,746,240 of net assets and liabilities of K-TENN along with the related life insurance business operations were contributed to TLIC.

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2019.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that have suddenly limited economic output. Due to the decline in economic activity, the Company is faced with a sudden uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals subject to regulatory approval and adoption by FTFC’s Board of Directors:

1.

An amendment and restatement of FTFC’s Certificate of Incorporation to authorize 40,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock and to establish the relative rights, preferences and privileges of, and the restrictions and limitations on, the Class A common Stock and the Class B common stock.

2.

An amendment and restatement of FTFC’s Certificate of Incorporation to automatically reclassify each issued and outstanding share of our existing common stock as one (1) share of Class A common stock or, at the shareholder’s election, into one (1) share of new Class B common stock.

These proposals received Form A regulatory approval from the OID on February 27, 2020 and the Missouri Department of Commerce and Insurance on December 31, 2019. These proposals have been fully implemented after formal adoption by FTFC’s Board of Directors on March 12, 2020. Effective March 12, 2020, FTFC’s Class B shareholders are entitled to elect a majority of FTFC’s Board of Directors (one-half plus one) but will only receive, compared to FTFC’s Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any FTFC merger, sale or liquidation event. FTFC’s Class B shareholders may also convert one share of FTFC’s Class B common stock for a .85 share of FTFC’s Class A common stock. FTFC’s Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Effective April 1, 2020, the Company and an offshore annuity and life insurance company mutually agreed that the Quota Share under its existing reinsurance agreement shall be 0% for future business instead of the original contractual amount of 90%.

Management has evaluated all events subsequent to March 31, 2020 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

March 31, 2020

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

The Company adopted this guidance in first quarter 2020. The adoption of this guidance in 2020 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

March 31, 2020

(Unaudited)

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

The Company adopted this guidance in first quarter 2020. The adoption of this guidance in 2020 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2020 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,790	$3,497	$-	$1,683,287
States and political subdivisions	9,317,430	720,408	-	10,037,838
Residential mortgage-backed securities	18,043	15,291	-	33,334
Corporate bonds	117,044,796	5,155,796	5,415,004	116,785,588
Asset-backed securities	2,082,445	8,330	107,083	1,983,692
Exchange traded securities	500,000	-	200,000	300,000
Foreign bonds	31,473,925	973,199	2,194,449	30,252,675
Certificate of deposits	800,000	-	-	800,000
Total fixed maturity securities	162,916,429	6,876,521	7,916,536	161,876,414

Preferred stock	49,945	-	345	49,600

Equity securities
Mutual funds	91,981	-	21,713	70,268
Corporate common stock	90,394	4,126	-	94,520
Total equity securities	182,375	4,126	21,713	164,788
Total fixed maturity, preferred stock and equity securities	$163,148,749	$6,880,647	$7,938,594	$162,090,802

	December 31, 2019
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,731	$431	$11,129	$1,669,033
States and political subdivisions	9,536,120	617,063	2,252	10,150,931
Residential mortgage-backed securities	20,289	22,167	-	42,456
Corporate bonds	121,143,923	9,528,168	144,337	130,527,754
Asset-backed securities	2,116,056	68,395	-	2,184,451
Exchange traded securities	500,000	48,400	-	548,400
Foreign bonds	31,764,329	2,427,523	363,553	33,828,299
Total fixed maturity securities	166,760,448	12,712,147	521,271	178,951,324

Preferred stock	49,945	1,955	-	51,900

Equity securities
Mutual funds	91,981	-	2,629	89,352
Corporate common stock	88,213	23,459	-	111,672
Total equity securities	180,194	23,459	2,629	201,024
Total fixed maturity, preferred stock and equity securities	$166,990,587	$12,737,561	$523,900	$179,204,248

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2020 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
Corporate bonds	$46,202,498	$4,859,166	159
Asset-backed securities	1,270,692	107,083	4
Exchange traded securities	300,000	200,000	2
Foreign bonds	12,033,032	1,393,462	38
Total less than 12 months in an unrealized loss position	59,806,222	6,559,711	203
More than 12 months in an unrealized loss position
Corporate bonds	523,430	555,838	5
Foreign bonds	623,575	800,987	4
Total more than 12 months in an unrealized loss position	1,147,005	1,356,825	9
Total fixed maturity securities in an unrealized loss position	60,953,227	7,916,536	212
Preferred stock, less than 12 months in an unrealized loss position	49,600	345	1
Equity securities (mutual funds), less than 12 months in an unrealized loss position	70,268	21,713	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$61,073,095	$7,938,594	$214

	December 31, 2019
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,097,626	$6,841	3
States and political subdivisions	103,007	2,252	1
Corporate bonds	3,049,765	59,915	7
Foreign bonds	345,243	7,857	1
Total less than 12 months in an unrealized loss position	4,595,641	76,865	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	445,943	4,288	2
Corporate bonds	1,245,410	84,422	6
Foreign bonds	1,070,459	355,696	4
Total more than 12 months in an unrealized loss position	2,761,812	444,406	12
Total fixed maturity securities in an unrealized loss position	7,357,453	521,271	24
Equity securities (mutual funds), greater than 12 months in an unrealized loss position	89,352	2,629	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$7,446,805	$523,900	$25

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

As of March 31, 2020, the Company held 212 available-for-sale fixed maturity securities with an unrealized loss of $7,916,536, fair value of $60,953,227 and amortized cost of $68,869,763. These unrealized losses were primarily due to the Coronavirus pandemic impact on the bond market as of March 31, 2020. The ratio of the fair value to the amortized cost of these 212 securities is 89%.

As of December 31, 2019, the Company held 24 available-for-sale fixed maturity securities with an unrealized loss of $521,271, fair value of $7,357,453 and amortized cost of $7,878,724. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2019. The ratio of the fair value to the amortized cost of these 24 securities is 93%.

As of March 31, 2020, the Company held one equity security with an unrealized loss of $21,713, fair value of $70,268 and cost of $91,981. The ratio of fair value to cost of this security is 76%.

As of December 31, 2019, the Company held one equity security with an unrealized loss of $2,629, fair value of $89,352 and cost of $91,981. The ratio of fair value to cost of this security is 97%.

As of March 31, 2020, the Company held one preferred stock with an unrealized loss of $345, fair value of $49,600 and cost of $49,945. The ratio of fair value to cost of this preferred stock is 99%.

Fixed maturity securities were 97% investment grade as rated by Standard & Poor’s as of March 31, 2020 and December 31, 2019.

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

There were no other-than-temporary impairments during the three months ended March 31, 2020 and 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of March 31, 2020 and December 31, 2019, are summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019
Unrealized appreciation (depreciation) on available-for-sale securities	$(1,040,360)	$12,192,831
Adjustment to deferred acquisition costs	2,011	(19,844)
Deferred income taxes	218,053	(2,556,327)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(820,296)	$9,616,660

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $73,146,105 and $71,824,480 as of March 31, 2020 and December 31, 2019, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2020, by contractual maturity, are summarized as follows:

	March 31, 2020 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,664,450	$2,655,860	$11,233,730	$11,466,462
Due after one year through five years	26,292,616	24,761,240	35,104,570	39,433,436
Due after five years through ten years	55,372,399	54,289,104	19,387,198	25,495,424
Due after ten years	78,568,921	80,136,876	7,420,607	13,500,163
Due at multiple maturity dates	18,043	33,334	-	-
	$162,916,429	$161,876,414	$73,146,105	$89,895,485

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities
	2020	2019
Proceeds	$5,550,987	$3,399,846
Gross realized gains	65,309	44,555
Gross realized losses	(3,390)	(4,480)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three months ended March 31, 2020 and 2019 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale and equity securities for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2020	2019
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(13,230,891)	$5,077,355
Preferred stock	(2,300)	9,820
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	61,919	40,075
Equity securities, changes in fair value	(38,417)	13,645

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2020	2019
Fixed maturity securities	$1,838,382	$1,529,476
Preferred stock and equity securities	32,323	34,218
Other long-term investments	1,347,138	1,150,757
Mortgage loans	3,570,405	3,182,848
Policy loans	37,707	32,273
Real estate	68,682	64,296
Short-term and other investments	24,537	244,840
Gross investment income	6,919,174	6,238,708
Investment expenses	(649,331)	(665,252)
Net investment income	$6,269,843	$5,573,456

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2020 and December 31, 2019, these required deposits, included in investment assets, had amortized costs that totaled $4,798,357 and $4,434,662, respectively. As of March 31, 2020 and December 31, 2019, these required deposits had fair values that totaled $4,844,525 and $4,468,783, respectively.

The Company’s mortgage loans by property type as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019
Residential mortgage loans	$153,328,603	$150,002,865
Commercial mortgage loans by property type
Apartment	964,351	1,604,934
Industrial	1,605,214	1,619,250
Lodging	729,042	729,603
Office building	4,322,652	3,676,396
Retail	5,931,670	4,771,592
Total commercial mortgage loans by property type	13,552,929	12,401,775
Total mortgage loans	$166,881,532	$162,404,640

There were 35 loans with a remaining principal balance of $5,727,927 that were more than 90 days past due as of March 31, 2020. There were 23 loans with a remaining principal balance of $4,427,317 that were more than 90 days past due as of December 31, 2019.

There were no mortgage loans in default and in the foreclosure process as of March 31, 2020. There were $1,691,980 of mortgage loans in default and foreclosure as of December 31, 2019 and the Company estimates that it will not incur losses on these foreclosures due to the anticipated sales prices less disposal costs exceeding the carrying values of these foreclosed mortgage loans.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,522,531)	(1,486,159)
Buildings net of accumulated depreciation	745,026	781,398
Residential real estate - held for sale	956,137	212,046
Total residential real estate	956,137	212,046
Investment real estate, net of accumulated depreciation	$2,659,478	$1,951,759

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

During 2020 the Company foreclosed on two residential mortgage loans of real estate totaling $744,091 and transferred those properties to investment real estate held for sale. During 2019, the Company foreclosed on one residential mortgage loans of real estate totaling $99,218 and transferred that property to investment real estate that is now held for sale.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and certificate of deposits.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2020 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,683,287	$-	$1,683,287
States and political subdivisions	-	10,037,838	-	10,037,838
Residential mortgage-backed securities	-	33,334	-	33,334
Corporate bonds	-	116,785,588	-	116,785,588
Asset-backed securities	-	1,983,692	-	1,983,692
Exchange traded securities	-	300,000	-	300,000
Foreign bonds	-	30,252,675	-	30,252,675
Certificate of deposits	-	800,000	-	800,000
Total fixed maturity securities	$-	$161,876,414	$-	$161,876,414

Preferred stock, available-for-sale	$49,600	$-	$-	$49,600

Equity securities
Mutual funds	$-	$70,268	$-	$70,268
Corporate common stock	28,232	-	66,288	94,520
Total equity securities	$28,232	$70,268	$66,288	$164,788

	December 31, 2019
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,669,033	$-	$1,669,033
States and political subdivisions	-	10,150,931	-	10,150,931
Residential mortgage-backed securities	-	42,456	-	42,456
Corporate bonds	-	130,527,754	-	130,527,754
Asset-backed securities	-	2,184,451	-	2,184,451
Exchange traded securities	-	548,400	-	548,400
Foreign bonds	-	33,828,299	-	33,828,299
Total fixed maturity securities	$-	$178,951,324	$-	$178,951,324
Preferred stock, available-for-sale	$51,900	$-	$-	$51,900

Equity securities
Mutual funds	$-	$89,352	$-	$89,352
Corporate common stock	47,565	-	64,107	111,672
Total equity securities	$47,565	$89,352	$64,107	$201,024

As of March 31, 2020 and December 31, 2019, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

March 31, 2020

(Unaudited)

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and preferred stock available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and certificate of deposits.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2020 and March 31, 2019 is summarized as follows:

	Unaudited
	Three Months Ended March 31,
	2020	2019

Beginning balance	$64,107	$64,036
Joint venture net income	29,220	27,784
Joint venture distribution	(27,039)	(23,824)
Ending balance	$66,288	$67,996

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2020 and December 31, 2019, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2020 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$13,552,929	$13,043,147	$-	$-	$13,043,147
Residential	153,328,603	166,202,080	-	-	166,202,080
Policy loans	2,087,602	2,087,602	-	-	2,087,602
Short-term investments	1,832,872	1,832,872	1,832,872	-	-
Other long-term investments	73,146,105	89,895,485	-	-	89,895,485
Cash and cash equivalents	16,728,153	16,728,153	16,728,153	-	-
Accrued investment income	5,348,548	5,348,548	-	-	5,348,548
Total financial assets	$266,024,812	$295,137,887	$18,561,025	$-	$276,576,862

Financial liabilities
Policyholders' account balances	$362,198,197	$383,873,719	$-	$-	$383,873,719
Policy claims	1,139,262	1,139,262	-	-	1,139,262
Total financial liabilities	$363,337,459	$385,012,981	$-	$-	$385,012,981

	December 31, 2019
Financial assets
Mortgage loans on real estate
Commercial	$12,401,775	$12,280,704	$-	$-	$12,280,704
Residential	150,002,865	152,443,349	-	-	152,443,349
Policy loans	2,026,301	2,026,301	-	-	2,026,301
Short-term investments	1,831,087	1,831,087	1,831,087	-	-
Other long-term investments	71,824,480	88,235,019	-	-	88,235,019
Cash and cash equivalents	23,212,170	23,212,170	23,212,170	-	-
Accrued investment income	5,207,823	5,207,823	-	-	5,207,823
Total financial assets	$266,506,501	$285,236,453	$25,043,257	$-	$260,193,196

Financial liabilities
Policyholders' account balances	$363,083,838	$355,557,123	$-	$-	$355,557,123
Policy claims	1,399,393	1,399,393	-	-	1,399,393
Total financial liabilities	$364,483,231	$356,956,516	$-	$-	$356,956,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2020	2019
Revenues:
Life insurance operations	$7,325,468	$6,471,048
Annuity operations	5,220,251	4,970,032
Corporate operations	137,787	183,620
Total	$12,683,506	$11,624,700

Income before income taxes:
Life insurance operations	$64,404	$197,559
Annuity operations	911,918	1,502,612
Corporate operations	40,062	101,921
Total	$1,016,384	$1,802,092

Depreciation and amortization expense:
Life insurance operations	$1,032,387	$830,461
Annuity operations	302,350	59,164
Total	$1,334,737	$889,625

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets:
Life insurance operations	$100,203,463	$99,612,420
Annuity operations	487,458,536	500,738,949
Corporate operations	3,869,598	4,585,005
Total	$591,531,597	$604,936,374

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

March 31, 2020

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

March 31, 2020

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, 2020 and 2019 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive loss before reclassifications, net of tax	(10,405,305)	17,265	(10,388,040)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	48,916	-	48,916
Other comprehensive loss	(10,454,221)	17,265	(10,436,956)
Balance as of March 31, 2020	$(821,898)	$1,602	$(820,296)

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	4,050,528	(9,874)	4,040,654
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	31,660	-	31,660
Other comprehensive income	4,018,868	(9,874)	4,008,994
Balance as of March 31, 2019	$1,434,225	$(1,862)	$1,432,363

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three months ended March 31, 2020 and 2019 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2020 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(13,171,272)	$(2,765,967)	$(10,405,305)
Reclassification adjustment for net gains included in operations having no credit losses	61,919	13,003	48,916
Net unrealized losses on investments	(13,233,191)	(2,778,970)	(10,454,221)
Adjustment to deferred acquisition costs	21,855	4,590	17,265
Total other comprehensive loss	$(13,211,336)	$(2,774,380)	$(10,436,956)

	Three Months Ended March 31, 2019 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,127,250	$1,076,722	$4,050,528
Reclassification adjustment for net gains included in operations having no credit losses	40,075	8,415	31,660
Net unrealized gains on investments	5,087,175	1,068,307	4,018,868
Adjustment to deferred acquisition costs	(12,497)	(2,623)	(9,874)
Total other comprehensive income	$5,074,678	$1,065,684	$4,008,994

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2020	2019
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains on sales of securities (a)	$61,919	$40,075
Income tax expense (b)	13,003	8,415
Total reclassification adjustments	$48,916	$31,660

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

March 31, 2020

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of March 31, 2020, $808,028 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2020, $480,196 of that escrow amount is available to the Company as additional collateral on $4,717,541 of advances to the loan originator. The remaining March 31, 2020 escrow amount of $327,832 is available to the Company as additional collateral on its investment of $66,609,678 in residential mortgage loans on real estate. In addition, the Company has an additional $503,518 allowance for possible loan losses in the remaining $100,271,854 of investments in mortgage loans on real estate as of March 31, 2020.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2020 and 2019 are summarized as follows (excluding $66,609,678 and $51,127,965 of mortgage loans on real estate as of March 31, 2020 and 2019, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(7,644)	31,339	5,784	1,878	(1,860)	33,217
Allowance, ending	$435,413	$405,548	$68,105	$51,835	$503,518	$457,383

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$435,413	$405,548	$68,105	$51,835	$503,518	$457,383

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$86,718,925	$81,739,302	$13,552,929	$10,315,019	$100,271,854	$92,054,321

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2020 and December 31, 2019 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Over 70% to 80%	$45,759,251	$42,607,615	$273,446	$274,954	$46,032,697	$42,882,569
Over 60% to 70%	50,222,292	50,158,843	1,789,787	2,320,734	52,012,079	52,479,577
Over 50% to 60%	28,572,276	28,939,576	2,159,117	1,318,536	30,731,393	30,258,112
Over 40% to 50%	13,369,016	13,160,306	2,122,389	2,142,354	15,491,405	15,302,660
Over 30% to 40%	8,711,066	8,023,690	1,166,313	1,800,952	9,877,379	9,824,642
Over 20% to 30%	3,076,206	3,806,361	2,694,374	1,235,799	5,770,580	5,042,160
Over 10% to 20%	2,711,189	2,677,037	3,297,865	3,308,446	6,009,054	5,985,483
10% or less	907,307	629,437	49,638	-	956,945	629,437
Total	$153,328,603	$150,002,865	$13,552,929	$12,401,775	$166,881,532	$162,404,640

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

10. Line of Credit

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of March 31, 2020 and December 31, 2019.

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

Acquisitions, Recapitalizations and Reclassifications

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

In 2019, FTFC’s acquisition of TAI for $250,000 was approved by the Barbados, West Indies regulators.

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN Insurance Company (“K-TENN”) from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The aggregate purchase price of K-TENN was $1,746,240.

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals subject to regulatory approval and adoption by FTFC’s Board of Directors:

1.

An amendment and restatement of FTFC’s Certificate of Incorporation to authorize 40,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock and to establish the relative rights, preferences and privileges of, and the restrictions and limitations on, the Class A common Stock and the Class B common stock.

2.

An amendment and restatement of FTFC’s Certificate of Incorporation to automatically reclassify each issued and outstanding share of our existing common stock as one (1) share of Class A common stock or, at the shareholder’s election, into one (1) share of new Class B common stock.

These proposals received Form A regulatory approval from the OID on February 27, 2020 and the Missouri Department of Commerce and Insurance on December 31, 2019. These proposals have been fully implemented after formal adoption by FTFC’s Board of Directors on March 12, 2020. Effective March 12, 2020, FTFC’s Class B shareholders are entitled to elect a majority of FTFC’s Board of Directors (one-half plus one) but will only receive, compared to FTFC’s Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any FTFC merger, sale or liquidation event.

FTFC’s Class B shareholders may also convert one share of FTFC’s Class B common stock for a .85 share of FTFC’s Class A common stock. FTFC’s Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2019.

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

The Company adopted this guidance in first quarter 2020. The adoption of this guidance in 2020 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued amendments (Accounting Standards Update 2018-13) to modify the disclosure requirements related to fair value measurements including the consideration of costs and benefits of producing the modified disclosures. The Company adopted this guidance in first quarter 2020. The adoption of this guidance in 2020 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2020 and 2019

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Premiums	$6,365,876	$5,530,806	$835,070
Net investment income	6,269,843	5,573,456	696,387
Net realized investment gains	23,502	53,720	(30,218)
Service fees	10,871	427,734	(416,863)
Other income	13,414	38,984	(25,570)
Total revenues	12,683,506	11,624,700	1,058,806
Benefits and claims	7,809,207	6,754,128	1,055,079
Expenses	3,857,915	3,068,480	789,435
Total benefits, claims and expenses	11,667,122	9,822,608	1,844,514
Income before federal income tax expense	1,016,384	1,802,092	(785,708)
Federal income tax expense	227,128	379,896	(152,768)
Net income	$789,256	$1,422,196	$(632,940)
Net income per common share basic and duluted
Class A common stock	$0.0992	$0.1823	$(0.0831)
Class B common stock	$0.0843	$-	$0.0843

Consolidated Condensed Financial Position as of March 31, 2020 and December 31, 2019

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 to 2019

Investment assets	$408,698,391	$419,242,515	$(10,544,124)
Assets held in trust under coinsurance agreement	100,291,192	105,089,240	(4,798,048)
Other assets	82,542,014	80,604,619	1,937,395
Total assets	$591,531,597	$604,936,374	$(13,404,777)

Policy liabilities	$431,230,331	$429,631,596	$1,598,735
Funds withheld under coinsurance agreement	101,038,693	105,638,974	(4,600,281)
Deferred federal income taxes	3,752,091	6,345,918	(2,593,827)
Other liabilities	5,993,680	5,901,624	92,056
Total liabilities	542,014,795	547,518,112	(5,503,317)
Shareholders' equity	49,516,802	57,418,262	(7,901,460)
Total liabilities and shareholders' equity	$591,531,597	$604,936,374	$(13,404,777)

Shareholders' equity per common share
Class A common stock	$6.2254	$7.3589	$(1.1335)
Class B common stock	$5.2916	$-	$5.2916

Results of Operations – Three Months Ended March 31, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Premiums	$6,365,876	$5,530,806	$835,070
Net investment income	6,269,843	5,573,456	696,387
Net realized investment gains	23,502	53,720	(30,218)
Service fees	10,871	427,734	(416,863)
Other income	13,414	38,984	(25,570)
Total revenues	$12,683,506	$11,624,700	$1,058,806

The $1,058,806 increase in total revenues for the three months ended March 31, 2020 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$437,246	$344,885	$92,361
Ordinary life renewal	739,559	575,496	164,063
Final expense first year	1,199,052	1,164,306	34,746
Final expense renewal	3,990,019	3,318,628	671,391
Supplementary contracts with life contingencies	-	127,491	(127,491)
Total premiums	$6,365,876	$5,530,806	$835,070

The $835,070 increase in premiums for the three months ended March 31, 2020 is primarily due to a $671,391 increase in final expense renewal premiums and a $164,063 increase in ordinary life renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums primarily reflects ordinary life insurance policies sold in the international market that the Company started assuming in fourth quarter 2018.

The decrease in supplementary contracts with life contingencies reflects policyholder decisions to receive future payment streams during their remaining lifetime instead of a lump sum payment.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$1,838,382	$1,529,476	$308,906
Preferred stock and equity securities	32,323	34,218	(1,895)
Other long-term investments	1,347,138	1,150,757	196,381
Mortgage loans	3,570,405	3,182,848	387,557
Policy loans	37,707	32,273	5,434
Real estate	68,682	64,296	4,386
Short-term and other investments	24,537	244,840	(220,303)
Gross investment income	6,919,174	6,238,708	680,466
Investment expenses	(649,331)	(665,252)	(15,921)
Net investment income	$6,269,843	$5,573,456	$696,387

The $680,466 increase in gross investment income for the three months ended March 31, 2020 is primarily due to the increase in investments in mortgage loans, fixed maturity securities and other long-term investments that exceeded a decrease in short-term and other investments. In the twelve months since March 31, 2019, we had increased investments in mortgage loans of $23.7 million, fixed maturity securities of $22.6 million and other long term investments of $10.0 million. The decrease in short-term and other investments is due to the decrease in cash and cash equivalents of $52.6 million comparing the balance as of March 31, 2020 and March 31, 2019.

Net Realized Investment Gains (Losses)

Our net realized investment gains result from sales of fixed maturity securities available-for-sale and changes in fair value of equity securities. Our net realized investment gains for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$5,550,987	$3,399,846	$2,151,141
Amortized cost at sale date	5,489,068	3,359,771	2,129,297
Net realized gains	$61,919	$40,075	$21,844

Equity securities, changes in fair value	$(38,417)	$13,645	$(52,062)

Net realized investment gains	$23,502	$53,720	$(30,218)

Service Fees

The $416,863 decrease in service fees for the three months ended March 31, 2020 is primarily due to a decrease in ceding fees related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$2,641,119	$2,151,600	$489,519
Death benefits	1,611,780	1,632,780	(21,000)
Surrenders	410,364	350,407	59,957
Interest credited to policyholders	3,063,245	2,550,672	512,573
Dividend, endowment and supplementary life contract benefits	82,699	68,669	14,030
Total benefits and claims	7,809,207	6,754,128	1,055,079

Expenses
Policy acquisition costs deferred	(2,384,968)	(3,615,460)	1,230,492
Amortization of deferred policy acquisition costs	1,213,274	764,346	448,928
Amortization of value of insurance business acquired	79,974	81,447	(1,473)
Commissions	2,308,163	3,572,572	(1,264,409)
Other underwriting, insurance and acquisition expenses	2,641,472	2,265,575	375,897
Total expenses	3,857,915	3,068,480	789,435
Total benefits, claims and expenses	$11,667,122	$9,822,608	$1,844,514

The $1,844,514 increase in total benefits, claims and expenses for the three months ended March 31, 2020 is discussed below.

Benefits and Claims

The $1,055,079 increase in benefits and claims for the three months ended March 31, 2020 is primarily due to the following:

●

$512,573 increase in interest credited to policyholders is primarily due to an increase of approximately $28.9 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2019.

●	$489,519 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended March 31, 2020 and 2019, capitalized costs were $2,384,968 and $3,615,460, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2020 and 2019 were $1,213,274 and $764,346, respectively.

The $1,230,492 decrease in the 2020 acquisition costs deferred primarily relates to decreased annuity production. There was a $448,928 increase in the 2020 amortization of deferred acquisition costs primarily due to annuity withdrawals.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $79,974 and $81,447 for the three months ended March 31, 2020 and 2019, respectively.

Commissions

Our commissions for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Annuity	$23,151	$1,466,822	$(1,443,671)
Ordinary life first year	446,901	378,455	68,446
Ordinary life renewal	20,686	13,368	7,318
Final expense first year	1,428,339	1,387,243	41,096
Final expense renewal	389,086	326,684	62,402
Total commissions	$2,308,163	$3,572,572	$(1,264,409)

The $1,264,409 decrease in commissions for the three months ended March 31, 2020 is primarily due to a $1,443,671 (due to a $41,180,754 decrease in retained annuity deposits) decrease in annuity commissions.

Other Underwriting, Insurance and Acquisition Expenses

The $375,897 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2020 was primarily due to staffing increases and bonuses, legal fees and a decrease in fees reimbursed from TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Federal Income Taxes

FTFC filed its 2018 consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2020 and 2019, current income tax expense was $46,575 and $303,002, respectively. For the three months ended March 31, 2020 and 2019, deferred federal income tax expense was $180,553 and $76,894, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended March 31, 2020, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (99,065) as of the reporting date divided by the allocated total shares (7,953,977) of Class A shares (7,854,912) and Class B shares (99,065) as of the reporting date.

For the three months ended March 31, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the three months ended March 31, 2020 were 7,854,912 for Class A shares and 116,547 for Class B shares. The weighted average outstanding common shares diluted for the three months ended March 31, 2020 were 7,953,977 for Class A shares.

The weighted average outstanding common shares basic and diluted for the three months ended March 31, 2019 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$7,325,468	$6,471,048	$854,420
Annuity operations	5,220,251	4,970,032	250,219
Corporate operations	137,787	183,620	(45,833)
Total	$12,683,506	$11,624,700	$1,058,806
Income before federal income taxes:
Life insurance operations	$64,404	$197,559	$(133,155)
Annuity operations	911,918	1,502,612	(590,694)
Corporate operations	40,062	101,921	(61,859)
Total	$1,016,384	$1,802,092	$(785,708)

Life Insurance Operations

The $854,420 increase in revenues from Life Insurance Operations for the three months ended March 31, 2020 is primarily due to the following:

●	$835,070 increase in premiums

●	$55,181 increase in net investment income

●	$9,372 decrease in net realized investment gains

●	$26,459 decrease in other income

The $133,155 decreased profitability from Life Insurance Operations for the three months ended March 31, 2020 is primarily due to the following:

●	$489,519 increase in future policy benefits

●	$189,180 decrease in policy acquisition costs deferred net of amortization

●	$179,262 increase in commissions

●	$77,364 increase in other underwriting, insurance and acquisition expenses

●	$59,957 increase in surrenders

●	$26,459 decrease in other income

●	$14,030 increase in dividend, endowment and supplementary life contract benefits

●	$9,372 decrease in net realized investment gains

●	$737 decrease in amortization of value of insurance business acquired

●	$21,000 decrease in death benefits

●	$55,181 increase in net investment income

●	$835,070 increase in premiums

Annuity Operations

The $250,219 increase in revenues from Annuity Operations for the three months ended March 31, 2020 is due to the following:

●	$687,929 increase in net investment income

●	$20,846 decrease in net realized investment gains

●	$416,864 decrease in service fees and other income

The $590,694 decreased profitability from Annuity Operations for the three months ended March 31, 2020 is due to the following:

●	$1,490,240 decrease in policy acquisition costs deferred net of amortization

●	$512,573 increase in interest credited to policyholders

●	$416,864 decrease in service fees and other income

●	$282,507 increase in other underwriting, insurance and acquisition expenses

●	$20,846 decrease in net realized investment gains

●	$736 decrease in amortization of value of insurance business acquired

●	$687,929 increase in net investment income

●	$1,443,671 decrease in commissions

Corporate Operations

The $45,833 decrease in revenues from Corporate Operations for the three months ended March 31, 2020 is due to $46,723 of decreased net investment income that exceeded $890 of increased service fees and other income.

The $61,859 decrease in Corporate Operations profitability for the three months ended March 31, 2020 is primarily due to $46,723 decreased net investment income and $16,026 of increased operating expenses that exceeded $890 of increased service fees and other income.

Consolidated Financial Condition

Our invested assets as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,916,429 and $166,760,448 as of March 31, 2020 and December 31, 2019, respectively)	$161,876,414	$178,951,324	$(17,074,910)
Available-for-sale preferred stock at fair value (cost: 49,945 as of March 31, 2020 and December 31, 2019)	49,600	51,900	(2,300)
Equity securities at fair value (cost: $182,375 and $180,194 as of March 31, 2020 and December 31, 2019, respectively)	164,788	201,024	(36,236)
Mortgage loans on real estate	166,881,532	162,404,640	4,476,892
Investment real estate	2,659,478	1,951,759	707,719
Policy loans	2,087,602	2,026,301	61,301
Short-term investments	1,832,872	1,831,087	1,785
Other long-term investments	73,146,105	71,824,480	1,321,625
Total investments	$408,698,391	$419,242,515	$(10,544,124)

The $17,074,910 decrease and $8,120,491 increase in fixed maturity available-for-sale securities for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$178,951,324	$131,152,199
Purchases	1,005,000	6,536,434
Acquisition of K-TENN Insurance Company	800,000	-
Unrealized appreciation (depreciation)	(13,230,891)	5,077,355
Net realized investment gains	61,919	40,075
Sales proceeds	(5,350,987)	(799,846)
Maturities	(200,000)	(2,600,000)
Premium amortization	(159,951)	(133,527)
Increase (decrease)	(17,074,910)	8,120,491
Fixed maturity securities, available-for-sale, ending	$161,876,414	$139,272,690

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss)”. The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U. S. government and government agencies, states and political subdivisions and foreign securities.

The $2,300 decrease and $9,820 increase in preferred stock available-for-sale for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Preferred stock, available-for-sale, beginning	$51,900	$90,580
Unrealized appreciation (depreciation)	(2,300)	9,820
Increase (decrease)	(2,300)	9,820
Preferred stock, available-for-sale, ending	$49,600	$100,400

Preferred stock available-for-sale are also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss)”.

The $36,236 decrease and $17,605 increase in equity securities for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Equity securities, beginning	$201,024	$198,668
Purchases	29,220	27,784
Joint venture distributions	(27,039)	(23,824)
Net realized investment gains (losses), changes in fair value	(38,417)	13,645
Increase (decrease)	(36,236)	17,605
Equity securities, ending	$164,788	$216,273

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $4,476,892 and $13,132,676 increases in mortgage loans on real estate for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Mortgage loans on real estate, beginning	$162,404,640	$130,049,610
Purchases	19,403,227	21,818,443
Discount accretion	65,798	149,110
Payments	(14,244,785)	(8,694,982)
Foreclosed - transferred to real estate	(744,091)	(99,218)
Decrease (increase) in allowance for bad debts	1,860	(33,217)
Amortization of loan origination fees	(5,117)	(7,460)
Increase	4,476,892	13,132,676
Mortgage loans on real estate, ending	$166,881,532	$143,182,286

The $707,719 and $62,846 increases in investment real estate for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Investment real estate, beginning	$1,951,759	$2,392,031
Real estate acquired through mortgage loan foreclosure	744,091	99,218
Depreciation of building	(36,372)	(36,372)
Increase	707,719	62,846
Investment real estate, ending	$2,659,478	$2,454,877

The $1,321,625 and $3,930,418 increases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Other long-term investments, beginning	$71,824,480	$59,255,477
Purchases	3,258,188	5,629,292
Accretion of discount	1,347,700	1,151,586
Payments	(3,284,263)	(2,850,460)
Increase	1,321,625	3,930,418
Other long-term investments, ending	$73,146,105	$63,185,895

Our assets other than invested assets as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019

Cash and cash equivalents	$16,728,153	$23,212,170	$(6,484,017)
Accrued investment income	5,348,548	5,207,823	140,725
Recoverable from reinsurers	3,455,756	1,244,733	2,211,023
Assets held in trust under coinsurance agreement	100,291,192	105,089,240	(4,798,048)
Agents' balances and due premiums	1,980,608	1,618,115	362,493
Deferred policy acquisition costs	39,199,188	38,005,639	1,193,549
Value of insurance business acquired	4,811,474	4,891,448	(79,974)
Other assets	11,018,287	6,424,691	4,593,596
Assets other than investment assets	$182,833,206	$185,693,859	$(2,860,653)

The $6,484,017 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $4,798,048 decrease in assets held in trust under the coinsurance agreement is due to a change in assets held under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a fund withheld basis.

The $1,193,549 and $2,838,617 increases in deferred policy acquisition costs for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Balance, beginning of year	$38,005,639	$29,681,737
Capitalization of commissions, sales and issue expenses	2,384,968	3,615,460
Amortization	(1,213,274)	(764,346)
Deferred acquisition costs allocated to investments	21,855	(12,497)
Increase	1,193,549	2,838,617
Balance, end of year	$39,199,188	$32,520,354

Our other assets as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019
Advances to mortgage loan originator	$4,717,541	$4,436,787	$280,754
Federal and state income taxes recoverable	2,177,427	1,301,868	875,559
Notes receivable	483,318	445,778	37,540
Long-term investment receivable	3,446,905	-	3,446,905
Guaranty funds	63,180	71,455	(8,275)
Lease asset - right to use	51,140	76,711	(25,571)
Other receivables, prepaid assets and deposits	78,776	92,092	(13,316)
Total other assets	$11,018,287	$6,424,691	$4,593,596

As of March 31, 2020, the Company had $3,446,905 in long-term investment purchases where the trade date and settlement date are in different financial reporting periods.

There was an $875,559 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $280,754 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman. As a result of Coronavirus Disease, the Company extended the maturity date of the loan by 90 days.

Our liabilities as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019

Policy liabilities
Policyholders' account balances	$362,198,197	$363,083,838	$(885,641)
Future policy benefits	67,807,951	65,015,390	2,792,561
Policy claims	1,139,262	1,399,393	(260,131)
Other policy liabilities	84,921	132,975	(48,054)
Total policy liabilities	431,230,331	429,631,596	1,598,735
Funds withheld under coinsurance agreement	101,038,693	105,638,974	(4,600,281)
Deferred federal income taxes	3,752,091	6,345,918	(2,593,827)
Other liabilities	5,993,680	5,901,624	92,056
Total liabilities	$542,014,795	$547,518,112	$(5,503,317)

The $885,641 decrease and $36,142,005 increase in policyholders’ account balances for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
	Amount	Amount
Policyholders' account balances, beginning	$363,083,838	$297,168,411
Deposits	1,769,421	70,719,584
Withdrawals	(10,318,588)	(8,740,280)
Change in funds withheld under coinsurance agreement	4,600,281	(28,387,971)
Interest credited	3,063,245	2,550,672
Increase (decrease)	(885,641)	36,142,005
Policyholders' account balances, ending	$362,198,197	$333,310,416

The $2,792,561 increase in future policy benefits during the three months ended March 31, 2020 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies.

The $2,593,827 decrease in deferred federal income taxes during the three months ended March 31, 2020 was due to $2,774,380 of decreased deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity securities and preferred stock available-for-sale that exceeded $180,553 of operating deferred federal tax expense.

The $4,600,281 decrease in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019
Suspense accounts payable	$59,467	$20,166	$39,301
Accounts payable	102,178	21,387	80,791
Accrued expenses payable	516,370	679,000	(162,630)
Payable for securities purchased	576,000	564	575,436
Guaranty fund assessments	25,000	25,000	-
Unearned investment income	85,957	62,404	23,553
Deferred revenue	5,415	8,123	(2,708)
Unclaimed funds	65,515	38,273	27,242
Lease liability	51,140	76,711	(25,571)
Mortgage loans suspense	5,404,046	5,782,427	(378,381)
Other payables, withholdings and escrows	(897,408)	(812,431)	(84,977)
Total other liabilities	$5,993,680	$5,901,624	$92,056

As of March 31, 2020, the Company had $576,000 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $564 of security purchases overlapping financial reporting periods as of December 31, 2019.

The reduction in mortgage loan suspense of $378,381 is primarily due to timing of principal loan payments on mortgage loans.

The $162,630 decrease in accrued expenses payable is primarily due to a reduction in the March 2020 accrual for agency conference and acquisition expenses.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2020, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2020, we had cash and cash equivalents totaling $16,728,153. As of March 31, 2020, cash and cash equivalents of $10,388,545 and $5,017,908, respectively, totaling $15,406,453 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,245,184 in 2020 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $918,511 in 2020 without prior approval. FBLIC has paid no dividends to TLIC in 2020 and 2019. TLIC has paid no dividends to FTFC in 2020 and 2019.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $10,400,336 and $18,089,331 as of March 31, 2020 and December 31, 2019, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.   No amounts were outstanding on this line of credit as of March 31, 2020 and December 31, 2019.

Our cash flows for the three months ended March 31, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2020 less 2019
Net cash provided by (used in) operating activities	$967,977	$(3,215,788)	$4,183,765
Net cash provided by (used in) investing activities	1,097,173	(19,133,401)	20,230,574
Net cash provided by (used in) financing activities	(8,549,167)	61,979,304	(70,528,471)
Increase (decrease) in cash and cash equivalents	(6,484,017)	39,630,115	(46,114,132)
Cash and cash equivalents, beginning of period	23,212,170	29,665,605	(6,453,435)
Cash and cash equivalents, end of period	$16,728,153	$69,295,720	$(52,567,567)

The $967,977 of cash provided by operating activities and $3,215,788 of cash used in operating activities for the three months ended March 31, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2020	2019	2019 less 2018
Premiums collected	$6,124,439	$5,520,968	$603,471
Net investment income collected	4,899,617	4,131,003	768,614
Service fees and other income collected	24,284	466,718	(442,434)
Death benefits paid	(4,082,934)	(1,434,518)	(2,648,416)
Surrenders paid	(410,364)	(350,407)	(59,957)
Dividends and endowments paid	(82,033)	(68,641)	(13,392)
Commissions paid	(2,483,383)	(3,661,303)	1,177,920
Other underwriting, insurance and acquisition expenses paid	(3,148,023)	(2,258,740)	(889,283)
Taxes paid	(922,133)	(718,166)	(203,967)
(Increased) decreased assets held in trust under coinsurance agreement	4,798,048	(19,715,191)	24,513,239
Increased long-term investment receivable	(3,446,905)	-	(3,446,905)
Increased advances to mortgage loan originator	(280,754)	(770,232)	489,478
Increased deposits of pending policy applications	39,302	16,618,921	(16,579,619)
Increased short-term investments	(1,785)	(914,153)	912,368
Increased policy loans	(60,256)	(25,467)	(34,789)
Other	857	(36,580)	37,437
Increase (decrease) in cash provided by operating activities	$967,977	$(3,215,788)	$4,183,765

Please see the statements of cash flows for the three months ended March 31, 2020 and 2019 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2020	December 31, 2019	2020 less 2019

Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, 8,102,492 and 8,050,173 issued as of March 31, 2020 and December 31, 2019, rescetively, 7,854,912 and 7,802,593 outstanding as of March 31, 2020 and December 31, 2019, respectively)	$81,025	$80,502	$523
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 116,547 issued and outstanding as of March 31, 2020)	1,165	-	1,165
Additional paid-in capital	30,429,150	28,684,598	1,744,552
Treasury stock, at cost (247,580 shares as of March 31, 2020 and December 31, 2019)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(820,296)	9,616,660	(10,436,956)
Accumulated earnings	20,719,705	19,930,449	789,256
Total shareholders' equity	$49,516,802	$57,418,262	$(7,901,460)

The decrease in shareholders’ equity of $7,901,460 for the three months ended March 31, 2020 is due to $10,436,956 in other comprehensive loss that exceeded an increase in additional paid-in capital of $1,744,552 (acquisition of K-TENN Insurance Company) and $789,256 in net income.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2020 or 2019. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. During first quarter 2020, the world market and the Company have been impacted by the Coronavirus disease. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($1,040,360) and $12,192,831 as of March 31, 2020 and December 31, 2019, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $13,171,272 in unrealized gains arising for the three months ended March 31, 2020 has been offset by 2020 net realized investment gains of $61,919 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $13,233,191.

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

As of March 31, 2020, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 7.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Given the impact of the Coronavirus Disease on the current economic environment, the Company still maintains that it can raise funds through public and private offering of our common stock and corporate markets.

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of March 31, 2020, the Company has outstanding advances to this loan originator totaling $4,717,541. The advances are secured by $7,023,016 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,782,459 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of March 31, 2020, $808,028 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of March 31, 2020, $480,196 of that escrow amount is available to the Company as additional collateral on $4,717,541 of advances to the loan originator. The remaining March 31, 2020 escrow amount of $327,832 is available to the Company as additional collateral on its investment of $66,609,678 in residential mortgage loans on real estate.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that have suddenly limited economic output. Due to the decline in economic activity, the Company is faced with a sudden uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2020 will be sufficient to fund our anticipated operating expenses.

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

●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
●	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses such as FTCC;
●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
●	investment losses and defaults;
●	competition in our product lines;
●	attraction and retention of qualified employees and agents;
●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
●	the availability, affordability and adequacy of reinsurance protection;
●	the effects of emerging claim and coverage issues;
●	the cyclical nature of the insurance business;
●	interest rate fluctuations;
●	changes in our experiences related to deferred policy acquisition costs;
●	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
●	impact of medical epidemics and viruses;
●	domestic or international military actions;
●	the effects of extensive government regulation of the insurance industry;
●	changes in tax and securities law;
●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
●	regulatory or legislative changes or developments;
●	the effects of unanticipated events on our disaster recovery and business continuity planning;
●	failures or limitations of our computer, data security and administration systems;
●	risks of employee error or misconduct;
●	the assimilation of life insurance businesses we acquire and the sound management of these businesses;
●	the availability of capital to expand our business; and
●	Coronavirus disease impact on economic environment.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 15, 2020	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 15, 2020	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer