Form 10-Q
period 2020-06-30
First Trinity Financial CORP
filed 2020-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2020

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2020, the registrant had 7,867,145 shares of Class A common stock, .01 par value, outstanding and 104,314 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2020

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4. Controls and Procedures	65

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures	68

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $156,866,874 and $166,760,448 as of June 30, 2020 and December 31, 2019, respectively)	$171,450,389	$178,951,324
Available-for-sale preferred stock at fair value (cost: $49,945 as of June 30, 2020 and December 31, 2019)	50,440	51,900
Equity securities at fair value (cost: $178,224 and $180,194 as of June 30, 2020 and December 31, 2019, respectively)	173,002	201,024
Mortgage loans on real estate	166,927,369	162,404,640
Investment real estate	1,973,857	1,951,759
Policy loans	2,044,954	2,026,301
Short-term investments	2,949,229	1,831,087
Other long-term investments	72,877,350	71,824,480
Total investments	418,446,590	419,242,515
Cash and cash equivalents	17,051,412	23,212,170
Accrued investment income	5,475,458	5,207,823
Recoverable from reinsurers	1,221,856	1,244,733
Assets held in trust under coinsurance agreement	107,548,422	105,089,240
Agents' balances and due premiums	2,034,272	1,618,115
Deferred policy acquisition costs	40,553,380	38,005,639
Value of insurance business acquired	4,737,898	4,891,448
Other assets	15,123,435	6,424,691
Total assets	$612,192,723	$604,936,374
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$358,137,860	$363,083,838
Future policy benefits	70,243,025	65,015,390
Policy claims	1,267,125	1,399,393
Other policy liabilities	136,988	132,975
Total policy liabilities	429,784,998	429,631,596
Funds withheld under coinsurance agreement	108,073,060	105,638,974
Deferred federal income taxes	7,210,919	6,345,918
Other liabilities	5,199,851	5,901,624
Total liabilities	550,268,828	547,518,112
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, 8,114,725 and 8,050,173 issued as of June 30, 2020 and December 31, 2019, respectively, 7,867,145 and 7,802,593 outstanding as of June 30, 2020 and December 31, 2019, respectively)	81,147	80,502
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 104,314 issued and outstanding as of June 30, 2020)	1,043	-
Additional paid-in capital	30,429,150	28,684,598
Treasury stock, at cost (247,580 shares as of June 30, 2020 and December 31, 2019)	(893,947)	(893,947)
Accumulated other comprehensive income	11,497,935	9,616,660
Accumulated earnings	20,808,567	19,930,449
Total shareholders' equity	61,923,895	57,418,262
Total liabilities and shareholders' equity	$612,192,723	$604,936,374

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$6,439,224	$5,546,081	$12,805,100	$11,076,887
Net investment income	5,876,073	6,283,043	12,145,916	11,856,499
Net realized investment gains (losses)	410,380	(67,632)	433,882	(13,912)
Service fees	7,025	593,144	17,896	1,020,878
Other income	105,377	23,755	118,791	62,739
Total revenues	12,838,079	12,378,391	25,521,585	24,003,091
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,467,039	2,029,177	5,108,158	4,180,777
Death benefits	2,482,528	1,474,125	4,094,308	3,106,905
Surrenders	228,541	246,074	638,905	596,481
Interest credited to policyholders	3,056,982	3,011,733	6,120,227	5,562,405
Dividend, endowment and supplementary life contract benefits	70,519	75,121	153,218	143,790
Total benefits and claims	8,305,609	6,836,230	16,114,816	13,590,358
Policy acquisition costs deferred	(2,693,003)	(3,657,057)	(5,077,971)	(7,272,517)
Amortization of deferred policy acquisition costs	1,307,138	1,077,534	2,520,412	1,841,880
Amortization of value of insurance business acquired	73,576	73,544	153,550	154,991
Commissions	2,497,928	3,723,265	4,806,091	7,295,837
Other underwriting, insurance and acquisition expenses	2,735,448	2,857,284	5,376,920	5,122,859
Total expenses	3,921,087	4,074,570	7,779,002	7,143,050
Total benefits, claims and expenses	12,226,696	10,910,800	23,893,818	20,733,408
Income before total federal income tax expense	611,383	1,467,591	1,627,767	3,269,683
Current federal income tax expense (benefit)	(46,575)	398,052	-	701,054
Deferred federal income tax expense (benefit)	184,362	(64,027)	364,915	12,867
Total federal income tax expense	137,787	334,025	364,915	713,921
Net income	$473,596	$1,133,566	$1,262,852	$2,555,762
Net income per common share basic and diluted
Class A common stock	$0.0601	$0.1453	$0.1594	$0.3276
Class B common stock	$0.0095	$-	$0.0938	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$473,596	$1,133,566	$1,262,852	$2,555,762
Other comprehensive income
Total net unrealized investment gains arising during the period	15,880,590	6,494,324	2,709,318	11,621,574
Less net realized investment gains (losses) having no credit losses	256,220	(30,913)	318,139	9,162
Net unrealized investment gains	15,624,370	6,525,237	2,391,179	11,612,412
Less adjustment to deferred acquisition costs	31,673	10,599	9,818	23,096
Other comprehensive income before federal income tax expense	15,592,697	6,514,638	2,381,361	11,589,316
Federal income tax expense	3,274,466	1,368,073	500,086	2,433,757
Total other comprehensive income	12,318,231	5,146,565	1,881,275	9,155,559
Total comprehensive income	$12,791,827	$6,280,131	$3,144,127	$11,711,321

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended June 30, 2019
Balance as of April 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$1,432,363	$15,252,925	$44,556,441
Comprehensive income:
Net income	-	-	-	-	-	1,133,566	1,133,566
Other comprehensive income	-	-	-	-	5,146,565	-	5,146,565
Balance as of June 30, 2019	$80,502	$-	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572

Six months ended June 30, 2019
Balance as of January 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	-	2,555,762	2,555,762
Other comprehensive income	-	-	-	-	9,155,559	-	9,155,559
Balance as of June 30, 2019	$80,502	$-	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572

Three months ended June 30, 2020
Balance as of April 1, 2020	$81,025	$1,165	$30,429,150	$(893,947)	$(820,296)	$20,719,705	$49,516,802
Comprehensive income:
Net income	-	-	-	-	-	473,596	473,596
Other comprehensive income	-	-	-	-	12,318,231	-	12,318,231
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Recapitalization	122	(122)	-	-	-	-	-
Balance as of June 30, 2020	$81,147	$1,043	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895

Six months ended June 30, 2020
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	1,262,852	1,262,852
Other comprehensive income	-	-	-	-	1,881,275	-	1,881,275
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,043)	1,043	-	-	-	-	-
Balance as of June 30, 2020	$81,147	$1,043	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$1,262,852	$2,555,762
Adjustments to reconcile net income to net cash used in operating activities:
Provision for depreciation	72,744	72,744
Accretion of discount on investments	(2,538,970)	(2,255,182)
Net realized investment (gains) losses	(433,882)	13,912
Amortization of policy acquisition cost	2,520,412	1,841,880
Policy acquisition cost deferred	(5,077,971)	(7,272,517)
Amortization of loan origination fees	26,508	14,975
Amortization of value of insurance business acquired	153,550	154,991
Allowance for mortgage loan losses	4,069	85,935
Provision for deferred federal income tax expense	364,915	12,867
Interest credited to policyholders	6,120,227	5,562,405
Change in assets and liabilities:
Policy loans	(17,608)	(81,011)
Short-term investments	(1,118,142)	(918,406)
Accrued investment income	(267,145)	(2,418,865)
Recoverable from reinsurers	22,877	1,101,384
Assets held in trust under coinsurance agreement	(2,459,182)	(67,483,048)
Agents' balances and due premiums	(412,171)	(268,807)
Other assets (excludes change in receivable for securities sold of $33,600 in 2019)	(8,698,283)	1,128,955
Future policy benefits	5,077,052	4,138,206
Policy claims	(132,268)	100,581
Other policy liabilities	(5,199)	3,112
Other liabilities (excludes change in payable for securities purchased of $333,156 and ($391,171) in 2020 and 2019, respectively)	(1,045,175)	873,460
Net cash used in operating activities	(6,580,790)	(63,036,667)

Investing activities
Purchases of fixed maturity securities	(1,005,000)	(64,687,943)
Maturities of fixed maturity securities	548,500	3,450,000
Sales of fixed maturity securities	11,165,264	14,677,913
Purchases of equity securities	(47,963)	(57,746)
Sales of equity securities	-	19,370
Acquisition of K-TENN Insurance Company	1,110,299	-
Joint venture distributions	49,933	53,786
Purchases of mortgage loans	(37,894,403)	(44,710,559)
Payments on mortgage loans	32,894,590	18,955,492
Purchases of other long-term investments	(3,942,291)	(8,750,363)
Payments on other long-term investments	5,541,855	5,579,448
Sale of real estate	682,945	253,564
Net change in receivable and payable for securities sold and purchased	333,156	(357,571)
Net cash provided by (used in) investing activities	9,436,885	(75,574,609)

Financing activities
Policyholders' account deposits	6,012,739	153,716,133
Policyholders' account withdrawals	(14,644,858)	(17,224,086)
Shareholders' cash dividend	(384,734)	-
Net cash provided by (used in) financing activities	(9,016,853)	136,492,047

Decrease in cash and cash equivalents	(6,160,758)	(2,119,229)
Cash and cash equivalents, beginning of period	23,212,170	29,665,605
Cash and cash equivalents, end of period	$17,051,412	$27,546,376

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2020 and 2019, the Company foreclosed on residential mortgage loans of real estate totaling $744,091 and $99,218, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Reductions in mortgage loans due to foreclosure	$744,091	$99,218
Investment real estate held-for-sale acquired through foreclosure	(744,091)	(99,218)
Net cash used in investing activities	$-	$-

On January 1, 2020, the Company acquired K-TENN Insurance Company. The Company acquired assets of $1,916,281 (including cash) and assumed liabilities of $170,041.

In conjunction with this 2020 acquisition, the cash and non-cash impact on operating, investing and financing activities is summarized as follows.

June 30, 2020
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
June 30, 2020
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
June 30, 2020
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

The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2019.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that continue to limit economic output. Due to the decline in economic activity, the Company is faced with uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2020 through the date that these financial statements have been issued.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2020 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$575,171	$4,671	$-	$579,842
States and political subdivisions	9,299,232	758,439	38,152	10,019,519
Residential mortgage-backed securities	17,598	17,520	-	35,118
Corporate bonds	112,695,301	12,810,803	944,851	124,561,253
Asset-backed securities	2,074,459	28,530	191,755	1,911,234
Exchange traded securities	500,000	-	115,200	384,800
Foreign bonds	30,905,113	3,317,832	1,064,322	33,158,623
Certificate of deposits	800,000	-	-	800,000
Total fixed maturity securities	156,866,874	16,937,795	2,354,280	171,450,389

Preferred stock	49,945	495	-	50,440

Equity securities
Mutual funds	91,981	-	12,770	79,211
Corporate common stock	86,243	7,548	-	93,791
Total equity securities	178,224	7,548	12,770	173,002
Total fixed maturity, preferred stock and equity securities	$157,095,043	$16,945,838	$2,367,050	$171,673,831

	December 31, 2019
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,731	$431	$11,129	$1,669,033
States and political subdivisions	9,536,120	617,063	2,252	10,150,931
Residential mortgage-backed securities	20,289	22,167	-	42,456
Corporate bonds	121,143,923	9,528,168	144,337	130,527,754
Asset-backed securities	2,116,056	68,395	-	2,184,451
Exchange traded securities	500,000	48,400	-	548,400
Foreign bonds	31,764,329	2,427,523	363,553	33,828,299
Total fixed maturity securities	166,760,448	12,712,147	521,271	178,951,324

Preferred stock	49,945	1,955	-	51,900

Equity securities
Mutual funds	91,981	-	2,629	89,352
Corporate common stock	88,213	23,459	-	111,672
Total equity securities	180,194	23,459	2,629	201,024
Total fixed maturity, preferred stock and equity securities	$166,990,587	$12,737,561	$523,900	$179,204,248

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2020 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$622,488	$38,152	1
Corporate bonds	8,338,880	622,600	27
Asset-backed securities	925,147	191,755	3
Exchange traded securities	384,800	115,200	2
Foreign bonds	3,135,319	228,743	8
Total less than 12 months in an unrealized loss position	13,406,634	1,196,450	41
More than 12 months in an unrealized loss position
Corporate bonds	1,359,685	322,251	6
Foreign bonds	587,385	835,579	4
Total more than 12 months in an unrealized loss position	1,947,070	1,157,830	10
Total fixed maturity securities in an unrealized loss position	15,353,704	2,354,280	51
Equity securities (mutual funds), less than 12 months in an unrealized loss position	79,211	12,770	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$15,432,915	$2,367,050	$52

	December 31, 2019
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,097,626	$6,841	3
States and political subdivisions	103,007	2,252	1
Corporate bonds	3,049,765	59,915	7
Foreign bonds	345,243	7,857	1
Total less than 12 months in an unrealized loss position	4,595,641	76,865	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	445,943	4,288	2
Corporate bonds	1,245,410	84,422	6
Foreign bonds	1,070,459	355,696	4
Total more than 12 months in an unrealized loss position	2,761,812	444,406	12
Total fixed maturity securities in an unrealized loss position	7,357,453	521,271	24
Equity securities (mutual funds), greater than 12 months in an unrealized loss position	89,352	2,629	1
Total fixed maturity, preferred stock and equity securities in an unrealized loss position	$7,446,805	$523,900	$25

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

As of June 30, 2020, the Company held 51 available-for-sale fixed maturity securities with an unrealized loss of $2,354,280, fair value of $15,353,704 and amortized cost of $17,707,984. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2020. The ratio of the fair value to the amortized cost of these 51 securities is 87%.

As of December 31, 2019, the Company held 24 available-for-sale fixed maturity securities with an unrealized loss of $521,271, fair value of $7,357,453 and amortized cost of $7,878,724. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2019. The ratio of the fair value to the amortized cost of these 24 securities is 93%.

As of June 30, 2020, the Company held one equity security with an unrealized loss of $12,770, fair value of $79,211 and cost of $91,981. The ratio of fair value to cost of this security is 86%.

As of December 31, 2019, the Company held one equity security with an unrealized loss of $2,629, fair value of $89,352 and cost of $91,981. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 96% and 97% investment grade as rated by Standard & Poor’s as of June 30, 2020 and December 31, 2019, respectively.

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

There were no impairments during the six months ended June 30, 2020 and 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2020 and December 31, 2019, are summarized as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Unrealized appreciation on available-for-sale securities	$14,584,010	$12,192,831
Adjustment to deferred acquisition costs	(29,662)	(19,844)
Deferred income taxes	(3,056,413)	(2,556,327)
Net unrealized appreciation on available-for-sale securities	$11,497,935	$9,616,660

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $72,877,350 and $71,824,480 as of June 30, 2020 and December 31, 2019, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2020, by contractual maturity, are summarized as follows:

	June 30, 2020 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,799,108	$1,819,722	$11,819,627	$12,064,365
Due after one year through five years	27,314,876	27,386,769	35,214,992	39,984,521
Due after five years through ten years	50,079,887	54,170,957	18,710,987	25,285,290
Due after ten years	59,487,350	67,594,322	7,131,744	13,875,106
Due at multiple maturity dates	18,185,653	20,478,619	-	-
	$156,866,874	$171,450,389	$72,877,350	$91,209,282

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds	$6,162,777	$14,728,067	$-	$19,370	$682,945	$253,564	$18,649,805	$-
Gross realized gains	281,178	227,024	-	12,372	33,696	5,158	108,099	-
Gross realized losses	(24,958)	(257,937)	-	-	-	(46,378)	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds	$11,713,764	$18,127,913	$-	$19,370	$682,945	$253,564	$32,894,590	$-
Gross realized gains	346,487	271,579	-	12,372	33,696	5,158	108,099	-
Gross realized losses	(28,348)	(262,417)	-	-	-	(46,378)	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and six months ended June 30, 2020 and 2019 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$15,623,530	$6,525,157	$2,392,639	$11,602,512
Preferred stock	840	80	(1,460)	9,900
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	256,220	(30,913)	318,139	9,162
Equity securities, sale of securities	-	12,372	-	12,372
Equity securities, changes in fair value	12,365	(7,871)	(26,052)	5,774
Investment real estate	33,696	(41,220)	33,696	(41,220)
Mortgage loans on real estate	108,099	-	108,099	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Fixed maturity securities	$1,674,340	$2,077,206	$3,512,722	$3,606,682
Preferred stock and equity securities	23,746	33,528	56,069	67,746
Other long-term investments	1,304,285	1,166,240	2,651,423	2,316,997
Mortgage loans	3,796,491	3,410,617	7,366,896	6,593,465
Policy loans	38,122	33,495	75,829	65,768
Real estate	68,681	67,514	137,363	131,810
Short-term and other investments	29,280	250,455	53,817	495,295
Gross investment income	6,934,945	7,039,055	13,854,119	13,277,763
Investment expenses	(1,058,872)	(756,012)	(1,708,203)	(1,421,264)
Net investment income	$5,876,073	$6,283,043	$12,145,916	$11,856,499

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2020 and December 31, 2019, these required deposits, included in investment assets, had amortized costs that totaled $4,540,543 and $4,434,662, respectively. As of June 30, 2020 and December 31, 2019, these required deposits had fair values that totaled $4,615,534 and $4,468,783, respectively.

The Company’s mortgage loans by property type as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Residential mortgage loans	$153,801,921	$150,002,865

Commercial mortgage loans by property type
Apartment	962,997	1,604,934
Industrial	1,067,772	1,619,250
Lodging	717,940	729,603
Office building	4,541,237	3,676,396
Retail	5,835,502	4,771,592
Total commercial mortgage loans by property type	13,125,448	12,401,775
Total mortgage loans	$166,927,369	$162,404,640

There were 25 loans with a remaining principal balance of $4,473,139 that were more than 90 days past due as of June 30, 2020. There were 23 loans with a remaining principal balance of $4,427,317 that were more than 90 days past due as of December 31, 2019.

There were no mortgage loans in default and in the foreclosure process as of June 30, 2020. There were $1,691,980 of mortgage loans in default and foreclosure as of December 31, 2019 and the Company estimates that it will not incur losses on these foreclosures due to the anticipated sales prices less disposal costs exceeding the carrying values of these foreclosed mortgage loans.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of June 30, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)
	June 30, 2020	December 31, 2019
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,558,903)	(1,486,159)
Buildings net of accumulated depreciation	708,654	781,398
Residential real estate - held for sale	306,888	212,046
Total residential real estate	306,888	212,046
Investment real estate, net of accumulated depreciation	$1,973,857	$1,951,759

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

During 2020, the Company foreclosed on two residential mortgage loans of real estate totaling $744,091 and transferred those properties to investment real estate held for sale. During 2020, the Company sold investment real estate property with an aggregate carrying value of $649,249. The Company recorded a gross realized investment gain on sale of $33,696 based on an aggregate sales price of $682,945.

During 2019, the Company foreclosed on one residential mortgage loan of real estate totaling $99,218 and transferred that property to investment real estate held for sale. During 2019, the Company sold investment real estate property with an aggregate carrying value of $294,784. The Company recorded a gross realized investment loss on sale of $41,220 based on an aggregate sales price of $253,564.

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
June 30, 2020
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2020 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$579,842	$-	$579,842
States and political subdivisions	-	10,019,519	-	10,019,519
Residential mortgage-backed securities	-	35,118	-	35,118
Corporate bonds	-	124,561,253	-	124,561,253
Asset-backed securities	-	1,911,234	-	1,911,234
Exchange traded securities	-	384,800	-	384,800
Foreign bonds	-	33,158,623	-	33,158,623
Certificate of deposits	-	800,000	-	800,000
Total fixed maturity securities	$-	$171,450,389	$-	$171,450,389

Preferred stock, available-for-sale	$50,440	$-	$-	$50,440

Equity securities
Mutual funds	$-	$79,211	$-	$79,211
Corporate common stock	31,654	-	62,137	93,791
Total equity securities	$31,654	$79,211	$62,137	$173,002

	December 31, 2019
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,669,033	$-	$1,669,033
States and political subdivisions	-	10,150,931	-	10,150,931
Residential mortgage-backed securities	-	42,456	-	42,456
Corporate bonds	-	130,527,754	-	130,527,754
Asset-backed securities	-	2,184,451	-	2,184,451
Exchange traded securities	-	548,400	-	548,400
Foreign bonds	-	33,828,299	-	33,828,299
Total fixed maturity securities	$-	$178,951,324	$-	$178,951,324

Preferred stock, available-for-sale	$51,900	$-	$-	$51,900

Equity securities
Mutual funds	$-	$89,352	$-	$89,352
Corporate common stock	47,565	-	64,107	111,672
Total equity securities	$47,565	$89,352	$64,107	$201,024

As of June 30, 2020 and December 31, 2019, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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
June 30, 2020
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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2020 and 2019 is summarized as follows:

	Unaudited
	Six Months Ended June 30,
	2020	2019

Beginning balance	$64,107	$64,036
Joint venture net income	47,963	57,746
Joint venture distribution	(49,933)	(53,786)
Ending balance	$62,137	$67,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2020 and December 31, 2019, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2020 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$13,125,448	$13,257,361	$-	$-	$13,257,361
Residential	153,801,921	170,269,217	-	-	170,269,217
Policy loans	2,044,954	2,044,954	-	-	2,044,954
Short-term investments	2,949,229	2,949,229	2,949,229	-	-
Other long-term investments	72,877,350	91,209,282	-	-	91,209,282
Cash and cash equivalents	17,051,412	17,051,412	17,051,412	-	-
Accrued investment income	5,475,458	5,475,458	-	-	5,475,458
Total financial assets	$267,325,772	$302,256,913	$20,000,641	$-	$282,256,272
Financial liabilities
Policyholders' account balances	$358,137,860	$382,256,280	$-	$-	$382,256,280
Policy claims	1,267,125	1,267,125	-	-	1,267,125
Total financial liabilities	$359,404,985	$383,523,405	$-	$-	$383,523,405

	December 31, 2019
Financial assets
Mortgage loans on real estate
Commercial	$12,401,775	$12,280,704	$-	$-	$12,280,704
Residential	150,002,865	152,443,349	-	-	152,443,349
Policy loans	2,026,301	2,026,301	-	-	2,026,301
Short-term investments	1,831,087	1,831,087	1,831,087	-	-
Other long-term investments	71,824,480	88,235,019	-	-	88,235,019
Cash and cash equivalents	23,212,170	23,212,170	23,212,170	-	-
Accrued investment income	5,207,823	5,207,823	-	-	5,207,823
Total financial assets	$266,506,501	$285,236,453	$25,043,257	$-	$260,193,196
Financial liabilities
Policyholders' account balances	$363,083,838	$355,557,123	$-	$-	$355,557,123
Policy claims	1,399,393	1,399,393	-	-	1,399,393
Total financial liabilities	$364,483,231	$356,956,516	$-	$-	$356,956,516

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Revenues:
Life insurance operations	$7,517,213	$6,492,824	$14,842,681	$12,963,871
Annuity operations	5,129,076	5,710,825	10,349,328	10,680,857
Corporate operations	191,790	174,742	329,576	358,363
Total	$12,838,079	$12,378,391	$25,521,585	$24,003,091

Income (loss) before income taxes:
Life insurance operations	$(400,643)	$66,906	$(336,239)	$264,465
Annuity operations	799,259	1,246,058	1,711,177	2,748,670
Corporate operations	212,767	154,627	252,829	256,548
Total	$611,383	$1,467,591	$1,627,767	$3,269,683

Depreciation and amortization expense:
Life insurance operations	$1,151,910	$701,973	$2,184,297	$1,532,434
Annuity operations	286,567	492,992	588,917	552,156
Total	$1,438,477	$1,194,965	$2,773,214	$2,084,590

	(Unaudited)
Assets:	June 30, 2020	December 31, 2019
Life insurance operations	$108,033,765	$99,612,420
Annuity operations	499,686,857	500,738,949
Corporate operations	4,472,101	4,585,005
Total	$612,192,723	$604,936,374

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
June 30, 2020
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

Mr. Pettigrew appealed this decision.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, is not final.  The Company has filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals

In 2013, the Company’s Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company was also informed back in 2013 by the Oklahoma Insurance Department that it would take no action and was also informed in 2013 that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.  It remains the Company’s intention to again vigorously prosecute this action against the Defendants for damages and for correction of the defamatory statements. In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%. No amounts were outstanding on this line of credit as of June 30, 2020 and December 31, 2019.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, 2020 and 2019 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of April 1, 2020	$(821,898)	$1,602	$(820,296)
Other comprehensive income before reclassifications, net of tax	12,545,666	(25,021)	12,520,645
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	202,414	-	202,414
Other comprehensive income	12,343,252	(25,021)	12,318,231
Balance as of June 30, 2020	$11,521,354	$(23,419)	$11,497,935

Balance as of April 1, 2019	$1,434,225	$(1,862)	$1,432,363
Other comprehensive income before reclassifications, net of tax	5,130,516	(8,372)	5,122,144
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(24,421)	-	(24,421)
Other comprehensive income	5,154,937	(8,372)	5,146,565
Balance as of June 30, 2019	$6,589,162	$(10,234)	$6,578,928

	Six Months Ended June 30, 2020 and 2019 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	2,140,361	(7,756)	2,132,605
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	251,330	-	251,330
Other comprehensive income	1,889,031	(7,756)	1,881,275
Balance as of June 30, 2020	$11,521,354	$(23,419)	$11,497,935

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	9,181,043	(18,246)	9,162,797
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	7,238	-	7,238
Other comprehensive income	9,173,805	(18,246)	9,155,559
Balance as of June 30, 2019	$6,589,162	$(10,234)	$6,578,928

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$15,880,590	$3,334,924	$12,545,666
Reclassification adjustment for net gains included in operations having no credit losses	256,220	53,806	202,414
Net unrealized gains on investments	15,624,370	3,281,118	12,343,252
Adjustment to deferred acquisition costs	(31,673)	(6,652)	(25,021)
Total other comprehensive income	$15,592,697	$3,274,466	$12,318,231

	Three Months Ended June 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$6,494,324	$1,363,808	$5,130,516
Reclassification adjustment for net losses included in operations having no credit losses	(30,913)	(6,492)	(24,421)
Net unrealized gains on investments	6,525,237	1,370,300	5,154,937
Adjustment to deferred acquisition costs	(10,599)	(2,227)	(8,372)
Total other comprehensive income	$6,514,638	$1,368,073	$5,146,565

	Six Months Ended June 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,709,318	$568,957	$2,140,361
Reclassification adjustment for net gains included in operations having no credit losses	318,139	66,809	251,330
Net unrealized gains on investments	2,391,179	502,148	1,889,031
Adjustment to deferred acquisition costs	(9,818)	(2,062)	(7,756)
Total other comprehensive income	$2,381,361	$500,086	$1,881,275

	Six Months Ended June 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$11,621,574	$2,440,531	$9,181,043
Reclassification adjustment for net gains included in operations having no credit losses	9,162	1,924	7,238
Net unrealized gains on investments	11,612,412	2,438,607	9,173,805
Adjustment to deferred acquisition costs	(23,096)	(4,850)	(18,246)
Total other comprehensive income	$11,589,316	$2,433,757	$9,155,559

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2020	2019	2020	2019
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$256,220	$(30,913)	$318,139	$9,162
Income tax expense (benefit) (b)	53,806	(6,492)	66,809	1,924
Total reclassification adjustments	$202,414	$(24,421)	$251,330	$7,238

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
June 30, 2020
(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of June 30, 2020, $765,472 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2020, $437,986 of that escrow amount is available to the Company as additional collateral on $5,057,229 of advances to the loan originator. The remaining June 30, 2020 escrow amount of $327,486 is available to the Company as additional collateral on its investment of $65,497,241 in residential mortgage loans on real estate. In addition, the Company has an additional $509,447 allowance for possible loan losses in the remaining $101,430,128 of investments in mortgage loans on real estate as of June 30, 2020.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2020 and 2019 are summarized as follows (excluding $65,497,241 and $53,517,364 of mortgage loans on real estate as of June 30, 2020 and 2019, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$435,413	$405,548	$68,105	$51,835	$503,518	$457,383
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	8,077	52,112	(2,148)	606	5,929	52,718
Allowance, ending	$443,490	$457,660	$65,957	$52,441	$509,447	$510,101

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$443,490	$457,660	$65,957	$52,441	$509,447	$510,101

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$88,304,680	$91,869,967	$13,125,448	$10,435,811	$101,430,128	$102,305,778

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	433	83,451	3,636	2,484	4,069	85,935
Allowance, ending	$443,490	$457,660	$65,957	$52,441	$509,447	$510,101

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$443,490	$457,660	$65,957	$52,441	$509,447	$510,101

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$88,304,680	$91,869,967	$13,125,448	$10,435,811	$101,430,128	$102,305,778

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2020 and December 31, 2019 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Over 70% to 80%	$46,066,696	$42,607,615	$-	$274,954	$46,066,696	$42,882,569
Over 60% to 70%	50,684,896	50,158,843	1,885,481	2,320,734	52,570,377	52,479,577
Over 50% to 60%	27,024,214	28,939,576	2,323,235	1,318,536	29,347,449	30,258,112
Over 40% to 50%	13,580,548	13,160,306	1,769,145	2,142,354	15,349,693	15,302,660
Over 30% to 40%	8,967,763	8,023,690	1,192,441	1,800,952	10,160,204	9,824,642
Over 20% to 30%	3,976,033	3,806,361	2,818,921	1,235,799	6,794,954	5,042,160
Over 10% to 20%	2,631,614	2,677,037	3,099,834	3,308,446	5,731,448	5,985,483
10% or less	870,157	629,437	36,391	-	906,548	629,437
Total	$153,801,921	$150,002,865	$13,125,448	$12,401,775	$166,927,369	$162,404,640

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020
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

Our profitability in the life insurance and annuity segments is a function of our ability to accurately price the policies that we write, adequately value life insurance business acquired, administer life insurance company acquisitions at an expense level that validates the acquisition cost and invest the premiums and annuity considerations in assets that earn investment income with a positive spread

Critical Accounting Policies and Estimates

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2020 and 2019

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$6,439,224	$5,546,081	$893,143
Net investment income	5,876,073	6,283,043	(406,970)
Net realized investment gains (losses)	410,380	(67,632)	478,012
Service fees	7,025	593,144	(586,119)
Other income	105,377	23,755	81,622
Total revenues	12,838,079	12,378,391	459,688
Benefits and claims	8,305,609	6,836,230	1,469,379
Expenses	3,921,087	4,074,570	(153,483)
Total benefits, claims and expenses	12,226,696	10,910,800	1,315,896
Income before federal income tax expense	611,383	1,467,591	(856,208)
Federal income tax expense	137,787	334,025	(196,238)
Net income	$473,596	$1,133,566	$(659,970)
Net income per common share basic and duluted
Class A common stock	$0.0601	$0.1453	$(0.0852)
Class B common stock	$0.0095	$-	$0.0095

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2020 and 2019

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$12,805,100	$11,076,887	$1,728,213
Net investment income	12,145,916	11,856,499	289,417
Net realized investment gains (losses)	433,882	(13,912)	447,794
Service fees	17,896	1,020,878	(1,002,982)
Other income	118,791	62,739	56,052
Total revenues	25,521,585	24,003,091	1,518,494
Benefits and claims	16,114,816	13,590,358	2,524,458
Expenses	7,779,002	7,143,050	635,952
Total benefits, claims and expenses	23,893,818	20,733,408	3,160,410
Income before federal income tax expense	1,627,767	3,269,683	(1,641,916)
Federal income tax expense	364,915	713,921	(349,006)
Net income	$1,262,852	$2,555,762	$(1,292,910)
Net income per common share basic and duluted
Class A common stock	$0.1594	$0.3276	$(0.1682)
Class B common stock	$0.0938	$-	$0.0938

Consolidated Condensed Financial Position as of June 30, 2020 and December 31, 2019

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 to 2019

Investment assets	$418,446,590	$419,242,515	$(795,925)
Assets held in trust under coinsurance agreement	107,548,422	105,089,240	2,459,182
Other assets	86,197,711	80,604,619	5,593,092
Total assets	$612,192,723	$604,936,374	$7,256,349

Policy liabilities	$429,784,998	$429,631,596	$153,402
Funds withheld under coinsurance agreement	108,073,060	105,638,974	2,434,086
Deferred federal income taxes	7,210,919	6,345,918	865,001
Other liabilities	5,199,851	5,901,624	(701,773)
Total liabilities	550,268,828	547,518,112	2,750,716
Shareholders' equity	61,923,895	57,418,262	4,505,633
Total liabilities and shareholders' equity	$612,192,723	$604,936,374	$7,256,349

Shareholders' equity per common share
Class A common stock	$7.7835	$7.3589	$0.4246
Class B common stock	$6.6160	$-	$6.6160

Results of Operations – Three Months Ended June 30, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$6,439,224	$5,546,081	$893,143
Net investment income	5,876,073	6,283,043	(406,970)
Net realized investment gains (losses)	410,380	(67,632)	478,012
Service fees	7,025	593,144	(586,119)
Other income	105,377	23,755	81,622
Total revenues	$12,838,079	$12,378,391	$459,688

The $459,688 increase in total revenues for the three months ended June 30, 2020 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$258,661	$358,636	$(99,975)
Ordinary life renewal	585,148	488,446	96,702
Final expense first year	1,351,060	1,177,340	173,720
Final expense renewal	4,244,355	3,521,659	722,696
Total premiums	$6,439,224	$5,546,081	$893,143

The $893,143 increase in premiums for the three months ended June 30, 2020 is primarily due to a $722,696 increase in final expense renewal premiums and a $173,720 increase in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$1,674,340	$2,077,206	$(402,866)
Preferred stock and equity securities	23,746	33,528	(9,782)
Other long-term investments	1,304,285	1,166,240	138,045
Mortgage loans	3,796,491	3,410,617	385,874
Policy loans	38,122	33,495	4,627
Real estate	68,681	67,514	1,167
Short-term and other investments	29,280	250,455	(221,175)
Gross investment income	6,934,945	7,039,055	(104,110)
Investment expenses	(1,058,872)	(756,012)	302,860
Net investment income	$5,876,073	$6,283,043	$(406,970)

The $104,110 decrease in gross investment income for the three months ended June 30, 2020 is primarily due to decreases in investments in fixed maturity securities that exceeded increases in investments in mortgage loans and other long-term investments. In the twelve months since June 30, 2019, the amortized cost of our investments in fixed maturity securities decreased by approximately $23.8 million, investment in mortgage loans increased approximately $11.1 million and other long term investments increased approximately $8.1 million. Short-term and other investments were sold to invest in mortgage loans and other long-term investments.

The $302,860 increase in investment expense for the three months ended June 30, 2020 is primarily related to increased staffing and increased system development expenses for future expansion of mortgage loan operations into originations, portfolio management and servicing.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds	$6,162,777	$14,728,067	$(8,565,290)
Amortized cost at sale date	5,906,557	14,758,980	(8,852,423)
Net realized gains (losses)	$256,220	$(30,913)	$287,133
Equity securities sold:
Sale proceeds	$-	$19,370	$(19,370)
Cost at sale date	-	6,998	(6,998)
Net realized gains	$-	$12,372	$(12,372)
Investment real estate:
Sale proceeds	$682,945	$253,564	$429,381
Carrying value at sale date	649,249	294,784	354,465
Net realized gains (losses)	$33,696	$(41,220)	$74,916

Mortgage loans on real estate:
Sale proceeds	$18,649,805	$-	$18,649,805
Carrying value at sale date	18,541,706	-	18,541,706
Net realized gains	$108,099	$-	$108,099

Equity securities, changes in fair value	$12,365	$(7,871)	$20,236

Net realized investment gains (losses)	$410,380	$(67,632)	$478,012

Service Fees

The $586,119 decrease in service fees for the three months ended June 30, 2020 is primarily due to decreased TLIC annuity production resulting in the reduction of ceding fees associated with TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$2,467,039	$2,029,177	$437,862
Death benefits	2,482,528	1,474,125	1,008,403
Surrenders	228,541	246,074	(17,533)
Interest credited to policyholders	3,056,982	3,011,733	45,249
Dividend, endowment and supplementary life contract benefits	70,519	75,121	(4,602)
Total benefits and claims	8,305,609	6,836,230	1,469,379
Expenses
Policy acquisition costs deferred	(2,693,003)	(3,657,057)	964,054
Amortization of deferred policy acquisition costs	1,307,138	1,077,534	229,604
Amortization of value of insurance business acquired	73,576	73,544	32
Commissions	2,497,928	3,723,265	(1,225,337)
Other underwriting, insurance and acquisition expenses	2,735,448	2,857,284	(121,836)
Total expenses	3,921,087	4,074,570	(153,483)
Total benefits, claims and expenses	$12,226,696	$10,910,800	$1,315,896

The $1,315,896 increase in total benefits, claims and expenses for the three months ended June 30, 2020 is discussed below.

Benefits and Claims

The $1,469,379 increase in benefits and claims for the three months ended June 30, 2020 is primarily due to the following:

●	$1,008,403 increase in death benefits is primarily due to approximately $707,000 of increased final expense benefits and $301,000 of increased ordinary life benefits.

●	$437,862 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended June 30, 2020 and 2019, capitalized costs were $2,693,003 and $3,657,057, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2020 and 2019 were $1,307,138 and $1,077,534, respectively.

The $964,054 decrease in the 2020 acquisition costs deferred primarily relates to decreased annuity production and deferral of decreased eligible annuity commissions. There was a $229,604 increase in the 2020 amortization of deferred acquisition costs due to 2020 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $73,576 and $73,544 for the three months ended June 30, 2020 and 2019, respectively, representing a $32 increase.

Commissions

Our commissions for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Annuity	$109,897	$1,572,151	$(1,462,254)
Ordinary life first year	331,610	386,659	(55,049)
Ordinary life renewal	40,211	12,921	27,290
Final expense first year	1,605,951	1,404,303	201,648
Final expense renewal	410,259	347,231	63,028
Total commissions	$2,497,928	$3,723,265	$(1,225,337)

The $1,225,337 decrease in commissions for the three months ended June 30, 2020 is primarily due to a $1,462,254 decrease in annuity commissions that exceeded a $201,648 increase in final expense first year commissions that corresponded to a $39,699,323 decrease in retained annuity deposits and a $173,720 increase in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

There was a slight decrease in underwriting, insurance and acquisition expenses for the three months ended June 30, 2020.

Federal Income Taxes

FTFC filed its 2018 consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2020 and 2019, current income tax expense (benefit) was ($46,575) and $398,052, respectively. For the three months ended June 30, 2020 and 2019, deferred federal income tax expense (benefit) was $184,362 and ($64,027), respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended June 30, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividend multiplied by the right to receive dividends at 85% for Class B shares (97,332) as of the reporting date divided by the allocated total shares (7,954,283) of Class A shares (7,856,951) and Class B shares (97,332) as of the reporting date.

For the three months ended June 30, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the three months ended June 30, 2020 were 7,856,951 for Class A shares and 114,508 for Class B shares.

The weighted average outstanding common shares basic and diluted for the three months ended June 30, 2019 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$7,517,213	$6,492,824	$1,024,389
Annuity operations	5,129,076	5,710,825	(581,749)
Corporate operations	191,790	174,742	17,048
Total	$12,838,079	$12,378,391	$459,688
Income (loss) before federal income taxes:
Life insurance operations	$(400,643)	$66,906	$(467,549)
Annuity operations	799,259	1,246,058	(446,799)
Corporate operations	212,767	154,627	58,140
Total	$611,383	$1,467,591	$(856,208)

Life Insurance Operations

The $1,024,389 increase in revenues from Life Insurance Operations for the three months ended June 30, 2020 is primarily due to the following:

●	$893,143 increase in premiums

●	$82,978 increase in net realized investment gains

●	$49,851 increase in net investment income

●	$1,583 decrease in service fees and other income

The $467,549 decreased profitability from Life Insurance Operations for the three months ended June 30, 2020 is primarily due to the following:

●	$1,008,403 increase in death benefits

●	$437,862 increase in future policy benefits

●	$236,917 increase in commissions

●	$1,583 decrease in service fees and other income

●	$16 increase in amortization of value of insurance business acquired

●	$4,602 decrease in dividend, endowment and supplementary life contract benefits

●	$17,533 decrease in surrenders

●	$49,851 increase in net investment income

●	$77,463 increase in policy acquisition costs deferred net of amortization

●	$82,978 increase in net realized investment gains

●	$91,662 decrease in other underwriting, insurance and acquisition expenses

●	$893,143 increase in premiums

Annuity Operations

The $581,749 decrease in revenues from Annuity Operations for the three months ended June 30, 2020 is due to the following:

●	$586,117 decrease in service fees and other income

●	$390,666 decrease in net investment income

●	$395,034 increase in net realized investment gains

The $446,799 decreased profitability from Annuity Operations for the three months ended June 30, 2020 is due to the following:

●	$1,271,121 decrease in policy acquisition costs deferred net of amortization

●	$586,117 decrease in service fees and other income

●	$390,666 decrease in net investment income

●	$45,249 increase in interest credited to policyholders

●	$10,918 increase in other underwriting, insurance and acquisition expenses

●	$16 increase in amortization of value of insurance business acquired

●	$395,034 increase in net realized investment gains

●	$1,462,254 decrease in commissions

Corporate Operations

The $17,048 increase in revenues from Corporate Operations for the three months ended June 30, 2020 is due to $83,203 of increased service fees and other income that exceeded $66,155 of decreased net investment income.

The $58,140 increase in Corporate Operations profitability for the three months ended June 30, 2020 is primarily due to $83,203 of increased service fees and other income and $41,092 of decreased operating expenses that exceeded $66,155 of decreased net investment income.

Results of Operations – Six Months Ended June 30, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$12,805,100	$11,076,887	$1,728,213
Net investment income	12,145,916	11,856,499	289,417
Net realized investment gains (losses)	433,882	(13,912)	447,794
Service fees	17,896	1,020,878	(1,002,982)
Other income	118,791	62,739	56,052
Total revenues	$25,521,585	$24,003,091	$1,518,494

The $1,518,494 increase in total revenues for the six months ended June 30, 2019 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$695,907	$703,521	$(7,614)
Ordinary life renewal	1,324,708	1,063,943	260,765
Final expense first year	2,550,112	2,341,646	208,466
Final expense renewal	8,234,373	6,840,286	1,394,087
Supplementary contracts with life contingencies	-	127,491	(127,491)
Total premiums	$12,805,100	$11,076,887	$1,728,213

The $1,728,213 increase in premiums for the six months ended June 30, 2020 is primarily due to the $1,394,087 increase in final expense renewal premiums, $260,765 increase in ordinary life renewal premiums and $208,466 increase in final expense first year premiums that exceeded $127,491 decrease in supplementary contracts with life contingencies.

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

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$3,512,722	$3,606,682	$(93,960)
Preferred stock and equity securities	56,069	67,746	(11,677)
Other long-term investments	2,651,423	2,316,997	334,426
Mortgage loans	7,366,896	6,593,465	773,431
Policy loans	75,829	65,768	10,061
Real estate	137,363	131,810	5,553
Short-term and other investments	53,817	495,295	(441,478)
Gross investment income	13,854,119	13,277,763	576,356
Investment expenses	(1,708,203)	(1,421,264)	286,939
Net investment income	$12,145,916	$11,856,499	$289,417

The $576,356 increase in gross investment income for the six months ended June 30, 2020 is primarily due to increases in investments in mortgage loans and other long-term investments. In the twelve months since June 30, 2019, our investments in mortgage loans have increased approximately $11.1 million and other long term investments have increased approximately $8.1 million. Short-term and other investments were also sold to invest in mortgage loans and other long-term investments to achieve higher investment yields.

The $286,939 increase in investment expense for the six months ended June 30, 2020 is primarily related to increased staffing and increased system development expenses for future expansion of mortgage loan operations into originations, portfolio management and servicing.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds	$11,713,764	$18,127,913	$(6,414,149)
Amortized cost at sale date	11,395,625	18,118,751	(6,723,126)
Net realized gains	$318,139	$9,162	$308,977
Equity securities sold:
Sale proceeds	$-	$19,370	$(19,370)
Cost at sale date	-	6,998	(6,998)
Net realized gains	$-	$12,372	$(12,372)
Investment real estate:
Sale proceeds	$682,945	$253,564	$429,381
Carrying value at sale date	649,249	294,784	354,465
Net realized gains (losses)	$33,696	$(41,220)	$74,916
Mortgage loans on real estate:
Sale proceeds	$32,894,590	$-	$32,894,590
Carrying value at sale date	32,786,491	-	32,786,491
Net realized gains	$108,099	$-	$108,099
Equity securities, changes in fair value	$(26,052)	$5,774	$(31,826)

Net realized investment gains (losses)	$433,882	$(13,912)	$447,794

Service Fees

The $1,002,982 decrease in service fees for the six months ended June 30, 2020 is primarily due to decreased TLIC annuity production resulting in the reduction of ceding fees associated with TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$5,108,158	$4,180,777	$927,381
Death benefits	4,094,308	3,106,905	987,403
Surrenders	638,905	596,481	42,424
Interest credited to policyholders	6,120,227	5,562,405	557,822
Dividend, endowment and supplementary life contract benefits	153,218	143,790	9,428
Total benefits and claims	16,114,816	13,590,358	2,524,458
Expenses
Policy acquisition costs deferred	(5,077,971)	(7,272,517)	2,194,546
Amortization of deferred policy acquisition costs	2,520,412	1,841,880	678,532
Amortization of value of insurance business acquired	153,550	154,991	(1,441)
Commissions	4,806,091	7,295,837	(2,489,746)
Other underwriting, insurance and acquisition expenses	5,376,920	5,122,859	254,061
Total expenses	7,779,002	7,143,050	635,952
Total benefits, claims and expenses	$23,893,818	$20,733,408	$3,160,410

The $3,160,410 increase in total benefits, claims and expenses for the six months ended June 30, 2020 is discussed below.

Benefits and Claims

The $2,524,458 increase in benefits and claims for the six months ended June 30, 2020 is primarily due to the following:

●	$987,403 increase in death benefits is primarily due to approximately $802,000 of increased final expense benefits and $185,000 of increased ordinary life benefits.

●	$927,381 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$557,822 increase in interest credited to policyholders is primarily due to annuity considerations of $83 million received throughout the first six months of 2019 that was credited for the full six months in 2020.

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

For the six months ended June 30, 2020 and 2019, capitalized costs were $5,077,971 and $7,272,517, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2020 and 2019 were $2,520,412 and $1,841,880, respectively.

The $2,194,546 decrease in the 2020 acquisition costs deferred primarily relates to decreased annuity production and deferral of decreased eligible annuity commissions. There was a $678,532 increase in the 2020 amortization of deferred acquisition costs due to 2020 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $153,550 and $154,991 for the six months ended June 30, 2020 and 2019, respectively, representing a $1,441 decrease.

Commissions

Our commissions for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Annuity	$133,049	$3,038,973	$(2,905,924)
Ordinary life first year	778,513	765,114	13,399
Ordinary life renewal	60,896	26,289	34,607
Final expense first year	3,034,289	2,791,546	242,743
Final expense renewal	799,344	673,915	125,429
Total commissions	$4,806,091	$7,295,837	$(2,489,746)

The $2,489,746 decrease in commissions for the six months ended June 30, 2020 is primarily due to a $2,905,924 decrease in annuity commissions that exceeded $242,743 increase in final expense first year commissions and a $125,429 increase in final expense renewal commissions that corresponded to a $80,880,077 decrease in retained annuity deposits, a $208,466 increase in final expense first year premiums and a $1,394,087 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $254,061 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2020 was primarily related to increased third party administration fees primarily related to the increased number of policies in force and increased service requests and increased insurance department licenses and fees from licensing TLIC in additional states.

Federal Income Taxes

FTFC filed its 2018 consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2019, current income tax expense was $701,054. Deferred federal income tax expense was $364,915 and $12,867 for the six months ended June 30, 2020 and 2019, respectively.

Net Income Per Common Share Basic and Diluted

For the six months ended June 30, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (98,199) as of the reporting date divided by the allocated total shares (7,954,130) of Class A shares (7,855,931) and Class B shares (98,199) as of the reporting date.

For the six months ended June 30, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the six months ended June 30, 2020 were 7,855,931 for Class A shares and 115,528 for Class B shares.

The weighted average outstanding common shares basic and diluted for the six months ended June 30, 2019 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$14,842,681	$12,963,871	$1,878,810
Annuity operations	10,349,328	10,680,857	(331,529)
Corporate operations	329,576	358,363	(28,787)
Total	$25,521,585	$24,003,091	$1,518,494
Income (loss) before income taxes:
Life insurance operations	$(336,239)	$264,465	$(600,704)
Annuity operations	1,711,177	2,748,670	(1,037,493)
Corporate operations	252,829	256,548	(3,719)
Total	$1,627,767	$3,269,683	$(1,641,916)

Life Insurance Operations

The $1,878,810 increase in revenues from Life Insurance Operations for the six months ended June 30, 2020 is primarily due to the following:

●	$1,728,213 increase in premiums

●	$105,032 increase in net investment income

●	$73,606 increase in net realized investment gains

●	$28,041 decrease in service fees and other income

The $600,704 decreased profitability from Life Insurance Operations for the six months ended June 30, 2020 is primarily due to the following:

●	$987,403 increase in death benefits

●	$927,381 increase in future policy benefits

●	$416,178 increase in commissions

●	$111,717 decrease in policy acquisition costs deferred net of amortization

●	$42,424 increase in surrenders

●	$28,041 decrease in service fees and other income

●	$9,428 increase in dividend, endowment and supplementary life contract benefits

●	$721 decrease in amortization of value of insurance business acquired

●	$14,296 decrease in other underwriting, insurance and acquisition expenses

●	$73,606 increase in net realized investment gains

●	$105,032 increase in net investment income

●	$1,728,213 increase in premiums

Annuity Operations

The $331,529 decrease in revenues from Annuity Operations for the six months ended June 30, 2020 is due to the following:

●	$1,002,980 decrease in service fees and other income

●	$297,263 increase in net investment income

●	$374,188 increase in net realized investment gains

The $1,037,493 decreased profitability from Annuity Operations for the six months ended June 30, 2020 is due to the following:

●	$2,761,361 decrease in policy acquisition costs deferred net of amortization

●	$1,002,980 decrease in service fees and other income

●	$557,822 increase in interest credited to policyholders

●	$293,425 increase in other underwriting, insurance and acquisition expenses

●	$720 decrease in amortization of value of insurance business acquired

●	$297,263 increase in net investment income

●	$374,188 increase in net realized investment gains

●	$2,905,924 decrease in commissions

Corporate Operations

The $28,787 decrease in revenues from Corporate Operations for the six months ended June 30, 2020 is primarily due to $112,878 of decreased net investment income that exceeded $84,091 of increased service fees and other income.

The $3,719 decreased Corporate Operations profitability for the six months ended June 30, 2020 is primarily due to $112,878 of decreased net investment income that exceeded $84,091 of increased service fees and other income and $25,068 of decreased operating expenses.

Consolidated Financial Condition

Our invested assets as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $156,866,874 and $166,760,448 as of June 30, 2020 and December 31, 2019, respectively)	$171,450,389	$178,951,324	$(7,500,935)
Available-for-sale preferred stock at fair value (cost: $49,945 as of June 30, 2020 and December 31, 2019)	50,440	51,900	(1,460)
Equity securities at fair value (cost: $178,224 and $180,194 as of June 30, 2020 and December 31, 2019, respectively)	173,002	201,024	(28,022)
Mortgage loans on real estate	166,927,369	162,404,640	4,522,729
Investment real estate	1,973,857	1,951,759	22,098
Policy loans	2,044,954	2,026,301	18,653
Short-term investments	2,949,229	1,831,087	1,118,142
Other long-term investments	72,877,350	71,824,480	1,052,870
Total investments	$418,446,590	$419,242,515	$(795,925)

The $7,500,935 decrease and $57,889,747 increase in fixed maturity available-for-sale securities for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Fixed maturity securities, available-for-sale, beginning	$178,951,324	$131,152,199
Purchases	1,005,000	64,687,943
Acquisition of K-TENN Insurance Company	800,000	-
Unrealized appreciation	2,392,639	11,602,512
Net realized investment gains	318,139	9,162
Sales proceeds	(11,165,264)	(14,677,913)
Maturities	(548,500)	(3,450,000)
Premium amortization	(302,949)	(281,957)
Increase (decrease)	(7,500,935)	57,889,747
Fixed maturity securities, available-for-sale, ending	$171,450,389	$189,041,946

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

The $1,460 decrease and $9,900 increase in preferred stock available-for-sale for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Preferred stock, available-for-sale, beginning	$51,900	$90,580
Unrealized appreciation (depreciation)	(1,460)	9,900
Increase (decrease)	(1,460)	9,900
Preferred stock, available-for-sale, ending	$50,440	$100,480

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $28,022 decrease and $2,736 increase in equity securities for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Equity securities, beginning	$201,024	$198,668
Purchases	47,963	57,746
Sales proceeds	-	(19,370)
Joint venture distributions	(49,933)	(53,786)
Net realized investment gains, sale of securities	-	12,372
Net realized investment gains (losses), changes in fair value	(26,052)	5,774
Increase (decrease)	(28,022)	2,736
Equity securities, ending	$173,002	$201,404

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The $4,522,729 and $25,773,532 increases in mortgage loans on real estate for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Mortgage loans on real estate, beginning	$162,404,640	$130,049,610
Purchases	37,894,403	44,710,559
Discount accretion	189,485	218,593
Net realized investment gains	108,099	-
Payments	(32,894,590)	(18,955,492)
Foreclosed - transfer to real estate	(744,091)	(99,218)
Increase in allowance for bad debts	(4,069)	(85,935)
Amortization of loan origination fees	(26,508)	(14,975)
Increase	4,522,729	25,773,532
Mortgage loans on real estate, ending	$166,927,369	$155,823,142

The $22,098 increase and $268,310 decrease in investment real estate for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Investment real estate, beginning	$1,951,759	$2,392,031
Real estate acquired through mortgage loan foreclosure	744,091	99,218
Sales proceeds	(682,945)	(253,564)
Depreciation of building	(72,744)	(72,744)
Net realized investment gains (losses)	33,696	(41,220)
Increase (decrease)	22,098	(268,310)
Investment real estate, ending	$1,973,857	$2,123,721

The $1,052,870 and $5,489,461 increases in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Other long-term investments, beginning	$71,824,480	$59,255,477
Purchases	3,942,291	8,750,363
Accretion of discount	2,652,434	2,318,546
Payments	(5,541,855)	(5,579,448)
Increase	1,052,870	5,489,461
Other long-term investments, ending	$72,877,350	$64,744,938

Our assets other than invested assets as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019

Cash and cash equivalents	$17,051,412	$23,212,170	$(6,160,758)
Accrued investment income	5,475,458	5,207,823	267,635
Recoverable from reinsurers	1,221,856	1,244,733	(22,877)
Assets held in trust under coinsurance agreement	107,548,422	105,089,240	2,459,182
Agents' balances and due premiums	2,034,272	1,618,115	416,157
Deferred policy acquisition costs	40,553,380	38,005,639	2,547,741
Value of insurance business acquired	4,737,898	4,891,448	(153,550)
Other assets	15,123,435	6,424,691	8,698,744
Assets other than investment assets	$193,746,133	$185,693,859	$8,052,274

The $6,160,758 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $2,459,182 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Balance, beginning of year	$38,005,639	$29,681,737
Capitalization of commissions, sales and issue expenses	5,077,971	7,272,517
Amortization	(2,520,412)	(1,841,880)
Deferred acquisition costs allocated to investments	(9,818)	(23,096)
Balance, end of period	$40,553,380	$35,089,278

Our other assets as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019
Advances to mortgage loan originator	$5,057,229	$4,436,787	$620,442
Federal and state income taxes recoverable	2,844,753	1,301,868	1,542,885
Notes receivable	483,043	445,778	37,265
Long-term investment receivable	6,558,284	-	6,558,284
Guaranty funds	63,180	71,455	(8,275)
Lease asset - right to use	25,570	76,711	(51,141)
Other receivables, prepaid assets and deposits	91,376	92,092	(716)
Total other assets	$15,123,435	$6,424,691	$8,698,744

As of June 30, 2020, the Company had $6,558,284 in long-term investment purchases where the trade date and settlement date are in different financial reporting periods.

There was an $1,542,885 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $620,442 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The Company reported a lease asset of $25,570 as of June 30, 2020, in accordance with the lease guidance adopted in 2019.

On April 15, 2019, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman. As a result of Coronavirus Disease, the Company extended the maturity date of the loan by 90 days and collected the interest due by July 15, 2020.

Our liabilities as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019

Policy liabilities
Policyholders' account balances	$358,137,860	$363,083,838	$(4,945,978)
Future policy benefits	70,243,025	65,015,390	5,227,635
Policy claims	1,267,125	1,399,393	(132,268)
Other policy liabilities	136,988	132,975	4,013
Total policy liabilities	429,784,998	429,631,596	153,402
Funds withheld under coinsurance agreement	108,073,060	105,638,974	2,434,086
Deferred federal income taxes	7,210,919	6,345,918	865,001
Other liabilities	5,199,851	5,901,624	(701,773)
Total liabilities	$550,268,828	$547,518,112	$2,750,716

The $4,945,978 decrease and $71,476,051 increase in policyholders’ account balances for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Policyholders' account balances, beginning	$363,083,838	$297,168,411
Deposits	6,012,739	153,716,133
Withdrawals	(14,644,858)	(17,224,086)
Funds withheld under coinsurance agreement	(2,434,086)	(70,578,401)
Interest credited	6,120,227	5,562,405
Increase	(4,945,978)	71,476,051
Policyholders' account balances, ending	$358,137,860	$368,644,462

The $5,227,635 increase in future policy benefits during the six months ended June 30, 2020 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $865,001 increase in deferred federal income taxes during the six months ended June 30, 2020 was due to $500,086 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $364,915 of operating deferred federal tax expense.

The $2,434,086 increase in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of June 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019
Suspense accounts payable	$2,361,579	$20,166	$2,341,413
Accounts payable	38,198	21,387	16,811
Accrued expenses payable	670,000	679,000	(9,000)
Payable for securities purchased	333,721	564	333,157
Guaranty fund assessments	25,000	25,000	-
Unearned investment income	82,855	62,404	20,451
Deferred revenue	2,708	8,123	(5,415)
Unclaimed funds	59,170	38,273	20,897
Lease liability	25,570	76,711	(51,141)
Mortgage loans suspense	1,875,525	5,782,427	(3,906,902)
Other payables, withholdings and escrows	(274,475)	(812,431)	537,956
Total other liabilities	$5,199,851	$5,901,624	$(701,773)

The reduction in mortgage loan suspense of $3,906,902 is primarily due to timing of principal loan payments on mortgage loans.

The $2,341,413 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $537,956 increase in other payables, withholdings and escrows is primarily due to the reduction in escrow advances of $260,424 and an increase in other payables $287,528.

As of June 30, 2020, the Company had $333,721 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $564 of security purchases overlapping financial reporting periods as of December 31, 2019.

The Company reported a lease liability of $25,570 as of June 30, 2020, in accordance with the lease guidance adopted in 2019.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2020, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2020, we had cash and cash equivalents totaling $17,051,412. As of June 30, 2020, cash and cash equivalents of $9,502,428 and $5,694,585, respectively, totaling $15,197,013 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $11,654,539 and $18,089,331 as of June 30, 2020 and December 31, 2019, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On November 8, 2019, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2020.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5%.   No amounts were outstanding on this line of credit as of June 30, 2020 and December 31, 2019.

Our cash flows for the six months ended June 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Net cash used in operating activities	$(6,580,790)	$(63,036,667)	$56,455,877
Net cash provided by (used in) investing activities	9,436,885	(75,574,609)	85,011,494
Net cash provided by (used in) financing activities	(9,016,853)	136,492,047	(145,508,900)
Decrease in cash and cash equivalents	(6,160,758)	(2,119,229)	(4,041,529)
Cash and cash equivalents, beginning of period	23,212,170	29,665,605	(6,453,435)
Cash and cash equivalents, end of period	$17,051,412	$27,546,376	$(10,494,964)

The $6,580,790 and $63,036,667 cash used in operating activities for the six months ended June 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2020	2019	2020 less 2019
Premiums collected	$12,785,842	$11,040,521	$1,745,321
Net investment income collected	9,360,252	7,205,292	2,154,960
Service fees and other income collected	136,687	1,083,618	(946,931)
Death benefits paid	(4,203,699)	(1,904,940)	(2,298,759)
Surrenders paid	(638,905)	(596,481)	(42,424)
Dividends and endowments paid	(154,064)	(144,464)	(9,600)
Commissions paid	(5,203,356)	(7,525,540)	2,322,184
Other underwriting, insurance and acquisition expenses paid	(4,750,409)	(5,269,470)	519,061
Taxes paid	(1,542,885)	(1,069,999)	(472,886)
(Increased) decreased advances to mortgage loan originator	(620,442)	707,203	(1,327,645)
Increased (decreased) deposits of pending policy applications	2,341,413	(2,929,874)	5,271,287
Increased assets held in trust under coinsurance agreement	(2,459,182)	(67,483,048)	65,023,866
Increased short-term investments	(1,118,142)	(918,406)	(199,736)
Increased policy loans	(17,608)	(81,011)	63,403
Increased (decreased) mortgage loan suspense	(3,906,902)	4,892,502	(8,799,404)
Advances to investment vendor	(6,558,284)	-	(6,558,284)
Other	(31,106)	(42,570)	11,464
Cash used in operating activities	$(6,580,790)	$(63,036,667)	$56,455,877

Please see the statements of cash flows for the six months ended June 30, 2020 and 2019 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2020	December 31, 2019	2020 less 2019

Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, 8,114,725 and 8,050,173 issued as of June 30, 2020 and December 31, 2019, respectively, 7,867,145 and 7,802,593 outstanding as of June 30, 2020 and December 31, 2019, respectively)	$81,147	$80,502	$645
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 104,314 issued and outstanding as of June 30, 2020)	1,043	-	1,043
Additional paid-in capital	30,429,150	28,684,598	1,744,552
Treasury stock, at cost (247,580 shares as of June 30, 2020 and December 31, 2019)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	11,497,935	9,616,660	1,881,275
Accumulated earnings	20,808,567	19,930,449	878,118
Total shareholders' equity	$61,923,895	$57,418,262	$4,505,633

The increase in shareholders’ equity of $4,505,633 for the six months ended June 30, 2020 is primarily due to $1,881,275 in other comprehensive income, $1,744,552 in additional paid-in capital (acquisition of K-TENN Insurance Company of $1,744,552) and $878,118 in accumulated earnings (net income of $1,262,852 that exceeded shareholders’ cash dividend of $384,734).

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $14,584,010 and $12,192,831 as of June 30, 2020 and December 31, 2019, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $2,709,318 in unrealized gains arising for the six months ended June 30, 2020 has been offset by 2020 net realized investment gains of $318,139 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $2,391,179.

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

As of June 30, 2020, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 7.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2020, the Company has outstanding advances to this loan originator totaling $5,057,229. The advances are secured by $8,617,161 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,442,771 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2020, $765,472 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2020, $437,986 of that escrow amount is available to the Company as additional collateral on $5,057,229 of advances to the loan originator. The remaining June 30, 2020 escrow amount of $327,486 is available to the Company as additional collateral on its investment of $65,497,241 in residential mortgage loans on real estate.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that continue to limit economic output. Due to the decline in economic activity, the Company is faced with uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2020 will be sufficient to fund our anticipated operating expenses.

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

●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
●	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including and in connection with our divestiture or winding down of businesses such as FTCC;
●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
●	investment losses and defaults;

●	competition in our product lines;
●	attraction and retention of qualified employees and agents;
●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
●	the availability, affordability and adequacy of reinsurance protection;
●	the effects of emerging claim and coverage issues;
●	the cyclical nature of the insurance business;
●	interest rate fluctuations;
●	changes in our experiences related to deferred policy acquisition costs;
●	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
●	impact of medical epidemics and viruses;
●	domestic or international military actions;
●	the effects of extensive government regulation of the insurance industry;
●	changes in tax and securities law;
●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
●	regulatory or legislative changes or developments;
●	the effects of unanticipated events on our disaster recovery and business continuity planning;
●	failures or limitations of our computer, data security and administration systems;
●	risks of employee error or misconduct;
●	the assimilation of life insurance businesses we acquire and the sound management of these businesses
●	the availability of capital to expand our business; and
●	Coronavirus disease impact on economic environment.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew appealed this decision.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, is not final.  The Company has filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals

In 2013, the Company’s Board of Directors, represented by independent counsel, concluded that there was no action to be taken against Mr. Zahn and that the allegations by Mr. Pettigrew were without substance.  The Company was also informed back in 2013 by the Oklahoma Insurance Department that it would take no action and was also informed in 2013 that the Oklahoma Department of Securities, after its investigation of the allegations, concluded that no proceedings were needed with respect to the alleged matters.  It remains the Company’s intention to again vigorously prosecute this action against the Defendants for damages and for correction of the defamatory statements. In the opinion of the Company’s management, the ultimate resolution of any contingencies that may arise from this litigation is not considered material in relation to the financial position or results of operations of the Company.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2020	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2020	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Financial Officer