Form 10-Q
period 2020-09-30
First Trinity Financial CORP
filed 2020-11-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2020, the registrant had 7,870,908 shares of Class A common stock, .01 par value, outstanding and 100,551 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 4. Controls and Procedures	65

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3. Defaults upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures	67

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $155,235,619 and $166,760,448 as of September 30, 2020 and December 31, 2019, respectively)	$172,844,560	$178,951,324
Available-for-sale preferred stock at fair value (cost: $49,945 as of December 31, 2019)	-	51,900
Equity securities at fair value (cost: $181,881 and $180,194 as of September 30, 2020 and December 31, 2019, respectively)	183,944	201,024
Mortgage loans on real estate	175,380,618	162,404,640
Investment real estate	1,990,552	1,951,759
Policy loans	2,072,004	2,026,301
Short-term investments	1,674,237	1,831,087
Other long-term investments	72,112,100	71,824,480
Total investments	426,258,015	419,242,515
Cash and cash equivalents	22,037,552	23,212,170
Accrued investment income	5,385,799	5,207,823
Recoverable from reinsurers	1,194,712	1,244,733
Assets held in trust under coinsurance agreement	109,290,257	105,089,240
Agents' balances and due premiums	2,424,691	1,618,115
Deferred policy acquisition costs	42,460,047	38,005,639
Value of insurance business acquired	4,664,120	4,891,448
Other assets	11,410,631	6,424,691
Total assets	$625,125,824	$604,936,374
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$360,688,953	$363,083,838
Future policy benefits	73,227,649	65,015,390
Policy claims	1,808,293	1,399,393
Other policy liabilities	143,006	132,975
Total policy liabilities	435,867,901	429,631,596
Funds withheld under coinsurance agreement	110,472,918	105,638,974
Deferred federal income taxes	8,023,251	6,345,918
Other liabilities	5,611,894	5,901,624
Total liabilities	559,975,964	547,518,112
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 8,118,488 and 8,050,173 issued as of September 30, 2020 and December 31, 2019, respectively, 7,870,908 and 7,802,593 outstanding as of September 30, 2020 and December 31, 2019, respectively)	81,184	80,502
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 100,551 issued and outstanding as of September 30, 2020)	1,006	-
Additional paid-in capital	30,429,150	28,684,598
Treasury stock, at cost (247,580 shares as of September 30, 2020 and December 31, 2019)	(893,947)	(893,947)
Accumulated other comprehensive income	13,883,843	9,616,660
Accumulated earnings	21,648,624	19,930,449
Total shareholders' equity	65,149,860	57,418,262
Total liabilities and shareholders' equity	$625,125,824	$604,936,374

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$7,166,641	$5,754,771	$19,971,741	$16,831,658
Net investment income	5,749,175	6,316,342	17,895,091	18,172,841
Net realized investment gains	118,960	339,108	552,842	325,196
Service fees	23,212	58,902	41,108	1,079,780
Other income	17,681	91,354	136,472	154,093
Total revenues	13,075,669	12,560,477	38,597,254	36,563,568
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,995,221	2,231,442	8,103,379	6,412,219
Death benefits	2,600,833	1,762,961	6,695,141	4,869,866
Surrenders	242,460	204,932	881,365	801,413
Interest credited to policyholders	3,071,581	3,123,621	9,191,808	8,686,026
Dividend, endowment and supplementary life contract benefits	69,984	63,101	223,202	206,891
Total benefits and claims	8,980,079	7,386,057	25,094,895	20,976,415
Policy acquisition costs deferred	(3,056,211)	(2,409,231)	(8,134,182)	(9,681,748)
Amortization of deferred policy acquisition costs	1,144,749	997,249	3,665,161	2,839,129
Amortization of value of insurance business acquired	73,778	69,717	227,328	224,708
Commissions	2,960,619	2,348,478	7,766,710	9,644,315
Other underwriting, insurance and acquisition expenses	1,908,840	1,931,334	7,285,760	7,054,193
Total expenses	3,031,775	2,937,547	10,810,777	10,080,597
Total benefits, claims and expenses	12,011,854	10,323,604	35,905,672	31,057,012
Income before total federal income tax expense	1,063,815	2,236,873	2,691,582	5,506,556
Current federal income tax expense	45,654	124,807	45,654	825,861
Deferred federal income tax expense	178,104	341,202	543,019	354,069
Total federal income tax expense	223,758	466,009	588,673	1,179,930
Net income	$840,057	$1,770,864	$2,102,909	$4,326,626
Net income per common share basic and diluted
Class A common stock	$0.1056	$0.2270	$0.2649	$0.5545
Class B common stock	$0.0898	$-	$0.1836	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$840,057	$1,770,864	$2,102,909	$4,326,626
Other comprehensive income
Total net unrealized investment gains arising during the period	3,136,605	6,470,486	5,845,923	18,092,060
Less net realized investment gains having no credit losses	111,674	340,869	429,813	350,031
Net unrealized investment gains	3,024,931	6,129,617	5,416,110	17,742,029
Less adjustment to deferred acquisition costs	4,795	9,088	14,613	32,184
Other comprehensive income before federal income tax expense	3,020,136	6,120,529	5,401,497	17,709,845
Federal income tax expense	634,228	1,285,311	1,134,314	3,719,068
Total other comprehensive income	2,385,908	4,835,218	4,267,183	13,990,777
Total comprehensive income	$3,225,965	$6,606,082	$6,370,092	$18,317,403

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Shareholders' Equity
Three months ended September 30, 2019
Balance as of July 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$6,578,928	$16,386,491	$50,836,572
Comprehensive income:
Net income	-	-	-	-	-	1,770,864	1,770,864
Other comprehensive income	-	-	-	-	4,835,218	-	4,835,218
Balance as of September 30, 2019	$80,502	$-	$28,684,598	$(893,947)	$11,414,146	$18,157,355	$57,442,654

Nine months ended September 30, 2019
Balance as of January 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	-	4,326,626	4,326,626
Other comprehensive income	-	-	-	-	13,990,777	-	13,990,777
Balance as of September 30, 2019	$80,502	$-	$28,684,598	$(893,947)	$11,414,146	$18,157,355	$57,442,654

Three months ended September 30, 2020
Balance as of July 1, 2020	$81,147	$1,043	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895
Comprehensive income:
Net income	-	-	-	-	-	840,057	840,057
Other comprehensive income	-	-	-	-	2,385,908	-	2,385,908
Recapitalization	37	(37)	-	-	-	-	-
Balance as of September 30, 2020	$81,184	$1,006	$30,429,150	$(893,947)	$13,883,843	$21,648,624	$65,149,860

Nine months ended September 30, 2020
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	2,102,909	2,102,909
Other comprehensive income	-	-	-	-	4,267,183	-	4,267,183
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,006)	1,006	-	-	-	-	-
Balance as of September 30, 2020	$81,184	$1,006	$30,429,150	$(893,947)	$13,883,843	$21,648,624	$65,149,860

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$2,102,909	$4,326,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	109,116	109,116
Accretion of discount on investments	(3,733,176)	(3,440,762)
Net realized investment gains	(552,842)	(325,196)
Amortization of policy acquisition cost	3,665,161	2,839,129
Policy acquisition cost deferred	(8,134,182)	(9,681,748)
Amortization of loan origination fees	30,241	20,185
Amortization of value of insurance business acquired	227,328	224,708
Allowance for mortgage loan losses	36,800	73,783
Provision for deferred federal income tax expense	543,019	354,069
Interest credited to policyholders	9,191,808	8,686,026
Change in assets and liabilities:
Policy loans	(44,658)	(141,341)
Short-term investments	156,850	687,326
Accrued investment income	(177,486)	(2,497,999)
Recoverable from reinsurers	50,021	1,161,295
Funds under coinsurance agreement	2,057,396	(72,959,168)
Agents' balances and due premiums	(802,590)	(332,569)
Other assets (excludes change in receivable for securities sold of ($1,627,000) and ($201,401) in 2020 and 2019, respectively)	(3,358,479)	2,122,649
Future policy benefits	8,061,676	6,390,064
Policy claims	408,900	351,160
Other policy liabilities	819	(1,194)
Other liabilities (excludes change in payable for securities purchased of $313,188 and ($393,762) in 2020 and 2019, respectively)	(613,164)	(3,989,040)
Net cash provided by (used in) operating activities	9,225,467	(66,022,881)

Investing activities
Purchases of fixed maturity securities	(3,597,065)	(65,392,840)
Maturities of fixed maturity securities	945,500	3,650,000
Sales of fixed maturity securities	14,977,950	17,585,794
Sales of preferred stock securities	50,000	50,000
Purchases of equity securities	(68,198)	(92,956)
Sales of equity securities	-	19,371
Acquisition of K-TENN Insurance Company	1,110,299	-
Joint venture distributions	66,511	90,893
Purchases of mortgage loans	(58,751,393)	(57,015,493)
Payments on mortgage loans	45,252,139	30,648,943
Purchases of other long-term investments	(4,799,143)	(17,590,689)
Payments on other long-term investments	8,440,078	7,737,867
Sale of real estate	682,945	350,817
Net change in receivable and payable for securities sold and purchased	(1,313,812)	(595,163)
Net cash provided by (used in) investing activities	2,995,811	(80,553,456)

Financing activities
Policyholders' account deposits	17,030,797	162,175,450
Policyholders' account withdrawals	(30,041,959)	(31,180,970)
Shareholders' cash dividend	(384,734)	-
Net cash provided by (used in) financing activities	(13,395,896)	130,994,480

Decrease in cash and cash equivalents	(1,174,618)	(15,581,857)
Cash and cash equivalents, beginning of period	23,212,170	29,665,605
Cash and cash equivalents, end of period	$22,037,552	$14,083,748

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the nine months ended September 30, 2020 and 2019, the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and $99,218, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Reductions in mortgage loans due to foreclosure	$797,158	$99,218
Investment real estate held-for-sale acquired through foreclosure	(797,158)	(99,218)
Net cash used in investing activities	$-	$-

On January 1, 2020, the Company acquired K-TENN Insurance Company. The Company acquired assets of $1,916,281 (including cash) and assumed liabilities of $170,041.

In conjunction with this 2020 acquisition, the cash and non-cash impact on operating, investing and financing activities is summarized as follows.

September 30, 2020
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

September 30, 2020

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), Trinity Mortgage Corporation (“TMC”), formerly known as First Trinity Capital Corporation and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Alabama, Illinois, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas and Utah. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of TMC that was incorporated in 2006, and began operations in January 2007. TMC’s primary focus changed from premium financing loans to originating, brokering and administrating residential and commercial mortgage loans for third parties.

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

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings. The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012. On January 1, 2020, the Company issued 168,866 shares in connection with its acquisition of K-TENN Insurance Company (“K-TENN”).

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

Company Recapitalization

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals:

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

These proposals received Form A regulatory approval from the Oklahoma Insurance Department (“OID”) on February 27, 2020 and the Missouri Department of Commerce and Insurance (“MDCI”) on December 31, 2019, followed by formal adoption by FTFC’s Board of Directors on March 12, 2020. Effective March 12, 2020, FTFC’s Class B shareholders were entitled to elect a majority of FTFC’s Board of Directors (one-half plus one) but will only receive, compared to FTFC’s Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any FTFC merger, sale or liquidation event. FTFC’s Class B shareholders may also convert one share of FTFC’s Class B common stock for a .85 share of FTFC’s Class A common stock. FTFC’s Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the OID. This surplus note is eliminated in consolidation.

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

Effective January 1, 2020, the Company acquired 100% of the outstanding common stock of K-TENN from its sole shareholder in exchange for 168,866 shares of FTFC’s common stock. The acquisition of K-TENN was accounted for as a purchase. The aggregate purchase price of K-TENN was $1,746,240. Immediately subsequent to this acquisition, the $1,746,240 of net assets and liabilities of K-TENN along with the related life insurance business operations were contributed to TLIC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2019.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that continue to limit economic output. Due to the decline in economic activity, the Company is faced with uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs. Consequently, the Company has adapted its operations to continue to provide and perform all business activities despite the pandemic and in accordance with the guidelines of the U.S. Centers for Disease Control and Prevention.

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

September 30, 2020

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated all events subsequent to September 30, 2020 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update 2016-02) to require lessees to recognize a right-of-use asset and a lease liability for leases with terms of more than 12 months. The updated guidance retains the two classifications of a lease as either an operating or finance lease (previously referred to as a capital lease). Both lease classifications require the lessee to record the right-of-use asset and the lease liability based upon the present value of cash flows. Finance leases will reflect the financial arrangement by recognizing interest expense on the lease liability separately from the amortization expense of the right-of-use asset. Operating leases will recognize lease expense (with no separate recognition of interest expense) on a straight-line basis over the term of the lease. The accounting by lessors is not significantly changed by the updated guidance. The updated guidance requires expanded qualitative and quantitative disclosures, including additional information about the amounts recorded in the financial statements.

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

September 30, 2020

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

September 30, 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2020 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$431,475	$4,314	$-	$435,789
States and political subdivisions	9,281,804	800,446	36,357	10,045,893
Residential mortgage-backed securities	17,134	16,840	-	33,974
Corporate bonds	110,661,496	14,633,880	669,503	124,625,873
Asset-backed securities	2,056,984	34,092	185,260	1,905,816
Exchange traded securities	500,000	-	30,800	469,200
Foreign bonds	31,686,726	3,894,715	882,384	34,699,057
Certificate of deposits	600,000	28,958	-	628,958
Total fixed maturity securities	155,235,619	19,413,245	1,804,304	172,844,560

Equity securities
Mutual funds	91,981	-	10,614	81,367
Corporate common stock	89,900	12,677	-	102,577
Total equity securities	181,881	12,677	10,614	183,944
Total fixed maturity and equity securities	$155,417,500	$19,425,922	$1,814,918	$173,028,504

	December 31, 2019
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,731	$431	$11,129	$1,669,033
States and political subdivisions	9,536,120	617,063	2,252	10,150,931
Residential mortgage-backed securities	20,289	22,167	-	42,456
Corporate bonds	121,143,923	9,528,168	144,337	130,527,754
Asset-backed securities	2,116,056	68,395	-	2,184,451
Exchange traded securities	500,000	48,400	-	548,400
Foreign bonds	31,764,329	2,427,523	363,553	33,828,299
Total fixed maturity securities	166,760,448	12,712,147	521,271	178,951,324

Preferred stock	49,945	1,955	-	51,900

Equity securities
Mutual funds	91,981	-	2,629	89,352
Corporate common stock	88,213	23,459	-	111,672
Total equity securities	180,194	23,459	2,629	201,024
Total fixed maturity, preferred stock and equity securities	$166,990,587	$12,737,561	$523,900	$179,204,248

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2020 and December 31, 2019 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2020 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$622,488	$36,357	1
Corporate bonds	8,791,945	372,033	25
Asset-backed securities	914,483	185,260	3
Exchange traded securities	469,200	30,800	2
Foreign bonds	993,717	78,153	5
Total less than 12 months in an unrealized loss position	11,791,833	702,603	36
More than 12 months in an unrealized loss position
Corporate bonds	1,383,501	297,470	6
Foreign bonds	617,072	804,231	4
Total more than 12 months in an unrealized loss position	2,000,573	1,101,701	10
Total fixed maturity securities in an unrealized loss position	13,792,406	1,804,304	46
Equity securities (mutual funds), less than 12 months in an unrealized loss position	81,367	10,614	1
Total fixed maturity and equity securities in an unrealized loss position	$13,873,773	$1,814,918	$47

	December 31, 2019
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,097,626	$6,841	3
States and political subdivisions	103,007	2,252	1
Corporate bonds	3,049,765	59,915	7
Foreign bonds	345,243	7,857	1
Total less than 12 months in an unrealized loss position	4,595,641	76,865	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	445,943	4,288	2
Corporate bonds	1,245,410	84,422	6
Foreign bonds	1,070,459	355,696	4
Total more than 12 months in an unrealized loss position	2,761,812	444,406	12
Total fixed maturity securities in an unrealized loss position	7,357,453	521,271	24
Equity securities (mutual funds), greater than 12 months in an unrealized loss position	89,352	2,629	1
Total fixed maturity and equity securities in an unrealized loss position	$7,446,805	$523,900	$25

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

As of September 30, 2020, the Company held 46 available-for-sale fixed maturity securities with an unrealized loss of $1,804,304, fair value of $13,792,406 and amortized cost of $15,596,710. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2020. The ratio of the fair value to the amortized cost of these 46 securities is 88%.

As of December 31, 2019, the Company held 24 available-for-sale fixed maturity securities with an unrealized loss of $521,271, fair value of $7,357,453 and amortized cost of $7,878,724. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2019. The ratio of the fair value to the amortized cost of these 24 securities is 93%.

As of September 30, 2020, the Company held one equity security with an unrealized loss of $10,614, fair value of $81,367 and cost of $91,981. The ratio of fair value to cost of this security is 88%.

As of December 31, 2019, the Company held one equity security with an unrealized loss of $2,629, fair value of $89,352 and cost of $91,981. The ratio of fair value to cost of this security is 97%.

Fixed maturity securities were 96% and 97% investment grade as rated by Standard & Poor’s as of September 30, 2020 and December 31, 2019, respectively.

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

There were no impairments during the nine months ended September 30, 2020 and 2019.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2020 and December 31, 2019, are summarized as follows:

	(Unaudited)
	September 30, 2020	December 31, 2019
Unrealized appreciation on available-for-sale securities	$17,608,941	$12,192,831
Adjustment to deferred acquisition costs	(34,457)	(19,844)
Deferred income taxes	(3,690,641)	(2,556,327)
Net unrealized appreciation on available-for-sale securities	$13,883,843	$9,616,660

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $72,112,100 and $71,824,480 as of September 30, 2020 and December 31, 2019, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2020, by contractual maturity, are summarized as follows:

	September 30, 2020 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,354,137	$1,386,101	$11,707,087	$11,941,013
Due after one year through five years	26,016,659	26,392,048	35,456,916	40,268,468
Due after five years through ten years	49,499,178	54,483,458	18,120,397	24,536,789
Due after ten years	78,365,645	90,582,953	6,827,700	13,424,587
Due at multiple maturity dates	-		-	-
	$155,235,619	$172,844,560	$72,112,100	$90,170,857

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Investment Real Estate		Mortgage Loans on Real Estate		Preferred Stock Securities
	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds	$4,209,686	$3,107,881	$-	$97,253	$12,357,549	$-	$50,000	$50,000
Gross realized gains	115,229	349,297	-	-	1	-	55	-
Gross realized losses	(3,610)	(8,428)	-	(1,965)	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds	$15,923,450	$21,235,794	$-	$19,371	$682,945	$350,817	$45,252,139	$-
Gross realized gains	461,716	620,876	-	12,372	33,696	5,158	108,100	-
Gross realized losses	(31,958)	(270,845)	-	-	-	(48,343)	-	-

	Nine Months Ended September 30, (Unaudited)
	Preferred Stock Securities
	2020	2019
Proceeds	$50,000	$50,000
Gross realized gains	55	-
Gross realized losses	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and nine months ended September 30, 2020 and 2019 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$3,025,426	$6,128,777	$5,418,065	$17,731,289
Preferred stock	(495)	840	(1,955)	10,740

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	111,619	340,869	429,758	350,031
Equity securities, sale of securities	-	-	-	12,372
Equity securities, changes in fair value	7,285	204	(18,767)	5,978
Investment real estate	-	(1,965)	33,696	(43,185)
Mortgage loans on real estate	1	-	108,100	-
Preferred stock securities	55	-	55	-

Major categories of net investment income for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Fixed maturity securities	$1,930,697	$1,985,449	$5,443,419	$5,592,131
Preferred stock and equity securities	22,946	38,646	79,015	106,392
Other long-term investments	1,275,834	1,284,234	3,927,257	3,601,231
Mortgage loans	3,503,652	3,406,458	10,870,548	9,999,923
Policy loans	37,985	35,270	113,814	101,038
Real estate	68,663	68,631	206,026	200,441
Short-term and other investments	38,662	110,503	92,479	605,798
Gross investment income	6,878,439	6,929,191	20,732,558	20,206,954
Investment expenses	(1,129,264)	(612,849)	(2,837,467)	(2,034,113)
Net investment income	$5,749,175	$6,316,342	$17,895,091	$18,172,841

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2020 and December 31, 2019, these required deposits, included in investment assets, had amortized costs that totaled $4,466,798 and $4,434,662, respectively. As of September 30, 2020 and December 31, 2019, these required deposits had fair values that totaled $4,536,558 and $4,468,783, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)
	September 30, 2020	December 31, 2019
Residential mortgage loans	$162,817,451	$150,002,865

Commercial mortgage loans by property type
Apartment	482,424	1,604,934
Industrial	678,492	1,619,250
Lodging	713,055	729,603
Office building	4,463,552	3,676,396
Retail	6,225,644	4,771,592
Total commercial mortgage loans by property type	12,563,167	12,401,775
Total mortgage loans	$175,380,618	$162,404,640

There were 21 loans with a remaining principal balance of $3,484,625 that were more than 90 days past due as of September 30, 2020. There were 23 loans with a remaining principal balance of $4,427,317 that were more than 90 days past due as of December 31, 2019.

There were no mortgage loans in default and in the foreclosure process as of September 30, 2020. There were $1,691,980 of mortgage loans in default and foreclosure as of December 31, 2019 and the Company estimates that it will not incur losses on these foreclosures due to the anticipated sales prices less disposal costs exceeding the carrying values of these foreclosed mortgage loans.

The Company’s investment real estate as of September 30, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)
	September 30, 2020	December 31, 2019
Land - held for the production of income	$213,160	$213,160
Land - held for investment	745,155	745,155
Total land	958,315	958,315
Building - held for the production of income	2,267,557	2,267,557
Less - accumulated depreciation	(1,595,275)	(1,486,159)
Buildings net of accumulated depreciation	672,282	781,398
Residential real estate - held for sale	359,955	212,046
Total residential real estate	359,955	212,046
Investment real estate, net of accumulated depreciation	$1,990,552	$1,951,759

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

During 2020, the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and transferred those properties to investment real estate held for sale. During 2020, the Company sold investment real estate property with an aggregate carrying value of $649,249. The Company recorded a gross realized investment gain on sale of $33,696 based on an aggregate sales price of $682,945.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2020 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$435,789	$-	$435,789
States and political subdivisions	-	10,045,893	-	10,045,893
Residential mortgage-backed securities	-	33,974	-	33,974
Corporate bonds	-	124,625,873	-	124,625,873
Asset-backed securities	-	1,905,816	-	1,905,816
Exchange traded securities	-	469,200	-	469,200
Foreign bonds	-	34,699,057	-	34,699,057
Certificate of deposits	-	628,958	-	628,958
Total fixed maturity securities	$-	$172,844,560	$-	$172,844,560

Equity securities
Mutual funds	$-	$81,367	$-	$81,367
Corporate common stock	36,783	-	65,794	102,577
Total equity securities	$36,783	$81,367	$65,794	$183,944

	December 31, 2019
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,669,033	$-	$1,669,033
States and political subdivisions	-	10,150,931	-	10,150,931
Residential mortgage-backed securities	-	42,456	-	42,456
Corporate bonds	-	130,527,754	-	130,527,754
Asset-backed securities	-	2,184,451	-	2,184,451
Exchange traded securities	-	548,400	-	548,400
Foreign bonds	-	33,828,299	-	33,828,299
Total fixed maturity securities	$-	$178,951,324	$-	$178,951,324
Preferred stock, available-for-sale	$51,900	$-	$-	$51,900
Equity securities
Mutual funds	$-	$89,352	$-	$89,352
Corporate common stock	47,565	-	64,107	111,672
Total equity securities	$47,565	$89,352	$64,107	$201,024

As of September 30, 2020 and December 31, 2019, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

September 30, 2020

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2020 and 2019 is summarized as follows:

	Unaudited
	Nine Months Ended September 30,
	2020	2019

Beginning balance	$64,107	$64,036
Joint venture net income	68,198	92,956
Joint venture distribution	(66,511)	(90,893)
Ending balance	$65,794	$66,099

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2020 and December 31, 2019, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2020 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$12,563,167	$14,132,537	$-	$-	$14,132,537
Residential	162,817,451	181,460,991	-	-	181,460,991
Policy loans	2,072,004	2,072,004	-	-	2,072,004
Short-term investments	1,674,237	1,674,237	1,674,237	-	-
Other long-term investments	72,112,100	90,170,857	-	-	90,170,857
Cash and cash equivalents	22,037,552	22,037,552	22,037,552	-	-
Accrued investment income	5,385,799	5,385,799	-	-	5,385,799
Total financial assets	$278,662,310	$316,933,977	$23,711,789	$-	$293,222,188
Financial liabilities
Policyholders' account balances	$360,688,953	$384,821,171	$-	$-	$384,821,171
Policy claims	1,808,293	1,808,293	-	-	1,808,293
Total financial liabilities	$362,497,246	$386,629,464	$-	$-	$386,629,464

	December 31, 2019
Financial assets
Mortgage loans on real estate
Commercial	$12,401,775	$12,280,704	$-	$-	$12,280,704
Residential	150,002,865	152,443,349	-	-	152,443,349
Policy loans	2,026,301	2,026,301	-	-	2,026,301
Short-term investments	1,831,087	1,831,087	1,831,087	-	-
Other long-term investments	71,824,480	88,235,019	-	-	88,235,019
Cash and cash equivalents	23,212,170	23,212,170	23,212,170	-	-
Accrued investment income	5,207,823	5,207,823	-	-	5,207,823
Total financial assets	$266,506,501	$285,236,453	$25,043,257	$-	$260,193,196
Financial liabilities
Policyholders' account balances	$363,083,838	$355,557,123	$-	$-	$355,557,123
Policy claims	1,399,393	1,399,393	-	-	1,399,393
Total financial liabilities	$364,483,231	$356,956,516	$-	$-	$356,956,516

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Revenues:
Life insurance operations	$8,201,655	$6,756,186	$23,044,336	$19,720,057
Annuity operations	4,729,579	5,658,205	15,078,907	16,339,063
Corporate operations	144,435	146,086	474,011	504,448
Total	$13,075,669	$12,560,477	$38,597,254	$36,563,568

Income (loss) before income taxes:
Life insurance operations	$141,246	$(28,606)	$(194,993)	$235,858
Annuity operations	795,043	2,144,230	2,506,220	4,892,901
Corporate operations	127,526	121,249	380,355	377,797
Total	$1,063,815	$2,236,873	$2,691,582	$5,506,556

Depreciation and amortization expense:
Life insurance operations	$1,013,517	$968,174	$3,197,814	$2,500,608
Annuity operations	245,115	140,374	834,032	692,530
Total	$1,258,632	$1,108,548	$4,031,846	$3,193,138

	(Unaudited)
Assets:	September 30, 2020	December 31, 2019
Life insurance operations	$113,465,871	$99,612,420
Annuity operations	506,360,695	500,738,949
Corporate operations	5,299,258	4,585,005
Total	$625,125,824	$604,936,374

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2019 U.S. federal income tax return filed on October 13, 2020, the 2017 through 2019 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

Mr. Pettigrew appealed this decision.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, is not final.  The Company has filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals.

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

7. Line of Credit

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of September 30, 2020 and December 31, 2019.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, 2020 and 2019 (Unaudited)
	Unrealized		Accumulated
	Appreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of July 1, 2020	$11,521,354	$(23,419)	$11,497,935
Other comprehensive income before reclassifications, net of tax	2,477,918	(3,788)	2,474,130
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	88,222	-	88,222
Other comprehensive income	2,389,696	(3,788)	2,385,908
Balance as of September 30, 2020	$13,911,050	$(27,207)	$13,883,843

Balance as of July 1, 2019	$6,589,162	$(10,234)	$6,578,928
Other comprehensive income before reclassifications, net of tax	5,111,684	(7,180)	5,104,504
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	269,286	-	269,286
Other comprehensive income	4,842,398	(7,180)	4,835,218
Balance as of September 30, 2019	$11,431,560	$(17,414)	$11,414,146

	Nine Months Ended September 30, 2020 and 2019 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	4,618,279	(11,544)	4,606,735
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	339,552	-	339,552
Other comprehensive income	4,278,727	(11,544)	4,267,183
Balance as of September 30, 2020	$13,911,050	$(27,207)	$13,883,843

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	14,292,727	(25,426)	14,267,301
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	276,524	-	276,524
Other comprehensive income	14,016,203	(25,426)	13,990,777
Balance as of September 30, 2019	$11,431,560	$(17,414)	$11,414,146

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,136,605	$658,687	$2,477,918
Reclassification adjustment for net gains included in operations having no credit losses	111,674	23,452	88,222
Net unrealized gains on investments	3,024,931	635,235	2,389,696
Adjustment to deferred acquisition costs	(4,795)	(1,007)	(3,788)
Total other comprehensive income	$3,020,136	$634,228	$2,385,908

	Three Months Ended September 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$6,470,486	$1,358,802	$5,111,684
Reclassification adjustment for net gains included in operations having no credit losses	340,869	71,583	269,286
Net unrealized gains on investments	6,129,617	1,287,219	4,842,398
Adjustment to deferred acquisition costs	(9,088)	(1,908)	(7,180)
Total other comprehensive income	$6,120,529	$1,285,311	$4,835,218

	Nine Months Ended September 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,845,923	$1,227,644	$4,618,279
Reclassification adjustment for net gains included in operations having no credit losses	429,813	90,261	339,552
Net unrealized gains on investments	5,416,110	1,137,383	4,278,727
Adjustment to deferred acquisition costs	(14,613)	(3,069)	(11,544)
Total other comprehensive income	$5,401,497	$1,134,314	$4,267,183

	Nine Months Ended September 30, 2019 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$18,092,060	$3,799,333	$14,292,727
Reclassification adjustment for net gains included in operations having no credit losses	350,031	73,507	276,524
Net unrealized gains on investments	17,742,029	3,725,826	14,016,203
Adjustment to deferred acquisition costs	(32,184)	(6,758)	(25,426)
Total other comprehensive income	$17,709,845	$3,719,068	$13,990,777

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

8. Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2020	2019	2020	2019
Unrealized gains on available-for-sale securities having no credit losses:
Realized gains on sales of securities (a)	$111,674	$340,869	$429,813	$350,031
Income tax expense (b)	23,452	71,583	90,261	73,507
Total reclassification adjustments	$88,222	$269,286	$339,552	$276,524

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

September 30, 2020

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of September 30, 2020, $825,876 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2020, $489,345 of that escrow amount is available to the Company as additional collateral on $5,198,521 of advances to the loan originator. The remaining September 30, 2020 escrow amount of $336,531 is available to the Company as additional collateral on its investment of $67,306,217 in residential mortgage loans on real estate. In addition, the Company has an additional $542,178 allowance for possible loan losses in the remaining $108,074,401 of investments in mortgage loans on real estate as of September 30, 2020.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2020 and 2019 are summarized as follows (excluding $67,306,217 and $56,983,924 of mortgage loans on real estate as of September 30, 2020 and 2019, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$443,490	$457,660	$65,957	$52,441	$509,447	$510,101
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	35,556	(18,978)	(2,825)	6,826	32,731	(12,152)
Allowance, ending	$479,046	$438,682	$63,132	$59,267	$542,178	$497,949

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$479,046	$438,682	$63,132	$59,267	$542,178	$497,949

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$95,511,234	$87,726,154	$12,563,167	$11,794,099	$108,074,401	$99,520,253

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	35,989	64,473	811	9,310	36,800	73,783
Allowance, ending	$479,046	$438,682	$63,132	$59,267	$542,178	$497,949

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$479,046	$438,682	$63,132	$59,267	$542,178	$497,949

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$95,511,234	$87,726,154	$12,563,167	$11,794,099	$108,074,401	$99,520,253

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Over 70% to 80%	$49,718,061	$42,607,615	$-	$274,954	$49,718,061	$42,882,569
Over 60% to 70%	53,827,655	50,158,843	1,881,337	2,320,734	55,708,992	52,479,577
Over 50% to 60%	28,100,092	28,939,576	2,268,231	1,318,536	30,368,323	30,258,112
Over 40% to 50%	14,445,859	13,160,306	1,760,706	2,142,354	16,206,565	15,302,660
Over 30% to 40%	9,180,887	8,023,690	1,186,498	1,800,952	10,367,385	9,824,642
Over 20% to 30%	4,329,931	3,806,361	2,793,357	1,235,799	7,123,288	5,042,160
Over 10% to 20%	2,432,521	2,677,037	2,650,109	3,308,446	5,082,630	5,985,483
10% or less	782,445	629,437	22,929	-	805,374	629,437
Total	$162,817,451	$150,002,865	$12,563,167	$12,401,775	$175,380,618	$162,404,640

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

Company Recapitalization

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals:

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

These proposals received Form A regulatory approval from the OID on February 27, 2020 and the MDCI on December 31, 2019, followed by formal adoption by FTFC’s Board of Directors on March 12, 2020. Effective March 12, 2020, FTFC’s Class B shareholders were entitled to elect a majority of FTFC’s Board of Directors (one-half plus one) but will only receive, compared to FTFC’s Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any FTFC merger, sale or liquidation event. FTFC’s Class B shareholders may also convert one share of FTFC’s Class B common stock for a .85 share of FTFC’s Class A common stock. FTFC’s Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

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

Our business segments are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC and FBLIC;
●	Annuity operations, consisting of the annuity operations of TLIC and FBLIC and
●	Corporate operations, which includes the results of the parent company and TMC after the elimination of intercompany amounts.

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2020 and 2019

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$7,166,641	$5,754,771	$1,411,870
Net investment income	5,749,175	6,316,342	(567,167)
Net realized investment gains	118,960	339,108	(220,148)
Service fees	23,212	58,902	(35,690)
Other income	17,681	91,354	(73,673)
Total revenues	13,075,669	12,560,477	515,192
Benefits and claims	8,980,079	7,386,057	1,594,022
Expenses	3,031,775	2,937,547	94,228
Total benefits, claims and expenses	12,011,854	10,323,604	1,688,250
Income before federal income tax expense	1,063,815	2,236,873	(1,173,058)
Federal income tax expense	223,758	466,009	(242,251)
Net income	$840,057	$1,770,864	$(930,807)
Net income per common share basic and diluted
Class A common stock	$0.1056	$0.2270	$(0.1214)
Class B common stock	$0.0898	$-	$0.0898

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$19,971,741	$16,831,658	$3,140,083
Net investment income	17,895,091	18,172,841	(277,750)
Net realized investment gains	552,842	325,196	227,646
Service fees	41,108	1,079,780	(1,038,672)
Other income	136,472	154,093	(17,621)
Total revenues	38,597,254	36,563,568	2,033,686
Benefits and claims	25,094,895	20,976,415	4,118,480
Expenses	10,810,777	10,080,597	730,180
Total benefits, claims and expenses	35,905,672	31,057,012	4,848,660
Income before federal income tax expense	2,691,582	5,506,556	(2,814,974)
Federal income tax expense	588,673	1,179,930	(591,257)
Net income	$2,102,909	$4,326,626	$(2,223,717)
Net income per common share basic and diluted
Class A common stock	$0.2649	$0.5545	$(0.2896)
Class B common stock	$0.1836	$-	$0.1836

Consolidated Condensed Financial Position as of September 30, 2020 and December 31, 2019

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 to 2019
Investment assets	$426,258,015	$419,242,515	$7,015,500
Assets held in trust under coinsurance agreement	109,290,257	105,089,240	4,201,017
Other assets	89,577,552	80,604,619	8,972,933
Total assets	$625,125,824	$604,936,374	$20,189,450

Policy liabilities	$435,867,901	$429,631,596	$6,236,305
Funds withheld under coinsurance agreement	110,472,918	105,638,974	4,833,944
Deferred federal income taxes	8,023,251	6,345,918	1,677,333
Other liabilities	5,611,894	5,901,624	(289,730)
Total liabilities	559,975,964	547,518,112	12,457,852
Shareholders' equity	65,149,860	57,418,262	7,731,598
Total liabilities and shareholders' equity	$625,125,824	$604,936,374	$20,189,450

Shareholders' equity per common share
Class A common stock	$8.1884	$7.3589	$0.8295
Class B common stock	$6.9601	$-	$6.9601

Results of Operations – Three Months Ended September 30, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$7,166,641	$5,754,771	$1,411,870
Net investment income	5,749,175	6,316,342	(567,167)
Net realized investment gains	118,960	339,108	(220,148)
Service fees	23,212	58,902	(35,690)
Other income	17,681	91,354	(73,673)
Total revenues	$13,075,669	$12,560,477	$515,192

The $515,192 increase in total revenues for the three months ended September 30, 2020 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$378,729	$320,262	$58,467
Ordinary life renewal	903,553	511,746	391,807
Final expense first year	1,471,145	1,223,136	248,009
Final expense renewal	4,413,214	3,699,627	713,587
Total premiums	$7,166,641	$5,754,771	$1,411,870

The $1,411,870 increase in premiums for the three months ended September 30, 2020 is primarily due to a $713,587 increase in final expense renewal premiums, a $391,807 increase in ordinary life renewal premiums and a $248,009 increase in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums primarily reflects ordinary life insurance policies sold in the international market by TAI. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$1,930,697	$1,985,449	$(54,752)
Preferred stock and equity securities	22,946	38,646	(15,700)
Other long-term investments	1,275,834	1,284,234	(8,400)
Mortgage loans	3,503,652	3,406,458	97,194
Policy loans	37,985	35,270	2,715
Real estate	68,663	68,631	32
Short-term and other investments	38,662	110,503	(71,841)
Gross investment income	6,878,439	6,929,191	(50,752)
Investment expenses	(1,129,264)	(612,849)	516,415
Net investment income	$5,749,175	$6,316,342	$(567,167)

The $516,415 increase in investment expense for the three months ended September 30, 2020 is primarily related to increased staffing, increased mortgage loan acquisition expenses and increased system development expenses for future expansion of mortgage loan operations into originations, brokering, portfolio management and servicing.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds	$4,209,686	$3,107,881	$1,101,805
Amortized cost at sale date	4,098,067	2,767,012	1,331,055
Net realized gains	$111,619	$340,869	$(229,250)
Investment real estate:
Sale proceeds	$-	$97,253	$(97,253)
Carrying value at sale date	-	99,218	(99,218)
Net realized losses	$-	$(1,965)	$1,965
Mortgage loans on real estate:
Sale proceeds	$12,357,549	$-	$12,357,549
Carrying value at sale date	12,357,548	-	12,357,548
Net realized gains	$1	$-	$1
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$50,000	$-
Amortized cost at sale date	49,945	50,000	(55)
Net realized gains	$55	$-	$55

Equity securities, changes in fair value	$7,285	$204	$7,081

Net realized investment gains	$118,960	$339,108	$(220,148)

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$2,995,221	$2,231,442	$763,779
Death benefits	2,600,833	1,762,961	837,872
Surrenders	242,460	204,932	37,528
Interest credited to policyholders	3,071,581	3,123,621	(52,040)
Dividend, endowment and supplementary life contract benefits	69,984	63,101	6,883
Total benefits and claims	8,980,079	7,386,057	1,594,022
Expenses
Policy acquisition costs deferred	(3,056,211)	(2,409,231)	(646,980)
Amortization of deferred policy acquisition costs	1,144,749	997,249	147,500
Amortization of value of insurance business acquired	73,778	69,717	4,061
Commissions	2,960,619	2,348,478	612,141
Other underwriting, insurance and acquisition expenses	1,908,840	1,931,334	(22,494)
Total expenses	3,031,775	2,937,547	94,228
Total benefits, claims and expenses	$12,011,854	$10,323,604	$1,688,250

The $1,688,250 increase in total benefits, claims and expenses for the three months ended September 30, 2020 is discussed below.

Benefits and Claims

The $1,594,022 increase in benefits and claims for the three months ended September 30, 2020 is primarily due to the following:

●	$837,832 increase in death benefits is primarily due to approximately $545,000 of increased ordinary life benefits and $312,000 of increased final expense benefits.

●	$763,779 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended September 30, 2020 and 2019, capitalized costs were $3,056,211 and $2,409,231, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2020 and 2019 were $1,144,749 and $997,249, respectively.

The $646,980 increase in the 2020 acquisition costs deferred primarily relates to increased final expense first year and annuity production and deferral of increased eligible commissions. There was a $147,500 increase in the 2020 amortization of deferred acquisition costs due to 2020 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $73,778 and $69,717 for the three months ended September 30, 2020 and 2019, respectively, representing a $4,061 increase.

Commissions

Our commissions for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Annuity	$337,634	$163,533	$174,101
Ordinary life first year	405,204	348,134	57,070
Ordinary life renewal	44,316	13,332	30,984
Final expense first year	1,748,223	1,459,235	288,988
Final expense renewal	425,242	364,244	60,998
Total commissions	$2,960,619	$2,348,478	$612,141

The $612,141 increase in commissions for the three months ended September 30, 2020 is primarily due to a $288,988 increase in final expense first year commissions and a $174,101 increase in annuity commissions that corresponded to a $248,009 increase in final expense first year premiums and a $5,570,231 increase in retained annuity deposits.

Other Underwriting, Insurance and Acquisition Expenses

There was a slight decrease in underwriting, insurance and acquisition expenses for the three months ended September 30, 2020.

Federal Income Taxes

FTFC filed its 2019 consolidated federal income tax return with TLIC, FBLIC and TMC on October 13, 2020. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended September 30, 2020 and 2019, current income tax expense was $45,654 and $124,807, respectively. For the three months ended September 30, 2020 and 2019, deferred federal income tax expense was $178,104 and $341,202, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended September 30, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividend multiplied by the right to receive dividends at 85% for Class B shares (88,134) of the reporting date divided by the allocated total shares (7,955,906) of Class A shares (7,867,772) and Class B shares (88,134) as of the reporting date.

For the three months ended September 30, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the three months ended September 30, 2020 were 7,867,772 for Class A shares and 103,687 for Class B shares.

The weighted average outstanding common shares basic and diluted for the three months ended September 30, 2019 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of FTCC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$8,201,655	$6,756,186	$1,445,469
Annuity operations	4,729,579	5,658,205	(928,626)
Corporate operations	144,435	146,086	(1,651)
Total	$13,075,669	$12,560,477	$515,192
Income (loss) before federal income taxes:
Life insurance operations	$141,246	$(28,606)	$169,852
Annuity operations	795,043	2,144,230	(1,349,187)
Corporate operations	127,526	121,249	6,277
Total	$1,063,815	$2,236,873	$(1,173,058)

Life Insurance Operations

The $1,445,469 increase in revenues from Life Insurance Operations for the three months ended September 30, 2020 is primarily due to the following:

●	$1,411,870 increase in premiums

●	$135,162 increase in net investment income

●	$25,803 decrease in net realized investment gains

●	$75,760 decrease in service fees and other income

The $169,852 increased profitability from Life Insurance Operations for the three months ended September 30, 2020 is primarily due to the following:

●	$1,411,870 increase in premiums

●	$457,659 decrease in other underwriting, insurance and acquisition expenses

●	$352,857 increase in policy acquisition costs deferred net of amortization

●	$135,162 increase in net investment income

●	$2,031 increase in amortization of value of insurance business acquired

●	$6,883 increase in dividend, endowment and supplementary life contract benefits

●	$25,803 decrease in net realized investment gains

●	$37,528 increase in surrenders

●	$75,760 decrease in service fees and other income

●	$438,040 increase in commissions

●	$763,779 increase in future policy benefits

●	$837,872 increase in death benefits

Annuity Operations

The $928,626 decrease in revenues from Annuity Operations for the three months ended September 30, 2020 is due to the following:

●	$688,790 decrease in net investment income

●	$194,345 decrease in net realized investment gains

●	$45,491 decrease in service fees and other income

The $1,349,187 decreased profitability from Annuity Operations for the three months ended September 30, 2020 is due to the following:

●	$688,790 decrease in net investment income

●	$443,093 increase in other underwriting, insurance and acquisition expenses

●	$194,345 decrease in net realized investment gains

●	$174,101 increase in commissions

●	$45,491 decrease in service fees and other income

●	$2,030 increase in amortization of value of insurance business acquired

●	$52,040 decrease in interest credited to policyholders

●	$146,623 increase in policy acquisition costs deferred net of amortization

Corporate Operations

The $1,651 decrease in revenues from Corporate Operations for the three months ended September 30, 2020 is due to $13,539 of decreased net investment income that exceeded $11,888 of increased service fees and other income.

The $6,277 increase in Corporate Operations profitability for the three months ended September 30, 2020 is primarily due to $11,888 of increased service fees and other income and $7,928 of decreased operating expenses that exceeded $13,539 of decreased net investment income.

Results of Operations – Nine Months Ended September 30, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Premiums	$19,971,741	$16,831,658	$3,140,083
Net investment income	17,895,091	18,172,841	(277,750)
Net realized investment gains (losses)	552,842	325,196	227,646
Service fees	41,108	1,079,780	(1,038,672)
Other income	136,472	154,093	(17,621)
Total revenues	$38,597,254	$36,563,568	$2,033,686

The $2,033,686 increase in total revenues for the nine months ended September 30, 2020 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$1,074,637	$1,023,783	$50,854
Ordinary life renewal	2,228,261	1,575,689	652,572
Final expense first year	4,021,256	3,564,782	456,474
Final expense renewal	12,647,587	10,539,913	2,107,674
Supplementary contracts with life contingencies	-	127,491	(127,491)
Total premiums	$19,971,741	$16,831,658	$3,140,083

The $3,140,083 increase in premiums for the nine months ended September 30, 2020 is primarily due to the $2,107,674 increase in final expense renewal premiums, $652,572 increase in ordinary life renewal premiums and $456,474 increase in final expense first year premiums that exceeded a $127,491 decrease in supplementary contracts with life contingencies.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$5,443,419	$5,592,131	$(148,712)
Preferred stock and equity securities	79,015	106,392	(27,377)
Other long-term investments	3,927,257	3,601,231	326,026
Mortgage loans	10,870,548	9,999,923	870,625
Policy loans	113,814	101,038	12,776
Real estate	206,026	200,441	5,585
Short-term and other investments	92,479	605,798	(513,319)
Gross investment income	20,732,558	20,206,954	525,604
Investment expenses	(2,837,467)	(2,034,113)	803,354
Net investment income	$17,895,091	$18,172,841	$(277,750)

The $525,604 increase in gross investment income for the nine months ended September 30, 2020 is primarily due to increases in investments in mortgage loans and other long-term investments. In the twelve months since September 30, 2019, our investments in mortgage loans have increased approximately $18.9 million. The increase in other long-term investments income is due to being fully invested in 2020. Short-term and other investments were also sold to invest in mortgage loans and other long-term investments to achieve higher investment yields.

The $803,354 increase in investment expense for the nine months ended September 30, 2020 is primarily related to increased staffing, increased mortgage loan acquisition expenses and increased system development expenses for future expansion of mortgage loan operations into originations, brokering, portfolio management and servicing.

Net Realized Investment Gains

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale plus changes in fair value of equity securities.

Our net realized investment gains (losses) for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds	$15,923,450	$21,235,794	$(5,312,344)
Amortized cost at sale date	15,493,692	20,885,763	(5,392,071)
Net realized gains	$429,758	$350,031	$79,727
Equity securities sold:
Sale proceeds	$-	$19,371	$(19,371)
Cost at sale date	-	6,999	(6,999)
Net realized gains	$-	$12,372	$(12,372)
Investment real estate:
Sale proceeds	$682,945	$350,817	$332,128
Carrying value at sale date	649,249	394,002	255,247
Net realized gains (losses)	$33,696	$(43,185)	$76,881
Mortgage loans on real estate:
Sale proceeds	$45,252,139	$-	$45,252,139
Carrying value at sale date	45,144,039	-	45,144,039
Net realized gains	$108,100	$-	$108,100
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$50,000	$-
Carrying value at sale date	49,945	50,000	(55)
Net realized gains	$55	$-	$55

Equity securities, changes in fair value	$(18,767)	$5,978	$(24,745)

Net realized investment gains	$552,842	$325,196	$227,646

Service Fees

The $1,038,672 decrease in service fees for the nine months ended September 30, 2020 is primarily due to decreased TLIC annuity production resulting in the reduction of ceding fees associated with TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$8,103,379	$6,412,219	$1,691,160
Death benefits	6,695,141	4,869,866	1,825,275
Surrenders	881,365	801,413	79,952
Interest credited to policyholders	9,191,808	8,686,026	505,782
Dividend, endowment and supplementary life contract benefits	223,202	206,891	16,311
Total benefits and claims	25,094,895	20,976,415	4,118,480
Expenses
Policy acquisition costs deferred	(8,134,182)	(9,681,748)	1,547,566
Amortization of deferred policy acquisition costs	3,665,161	2,839,129	826,032
Amortization of value of insurance business acquired	227,328	224,708	2,620
Commissions	7,766,710	9,644,315	(1,877,605)
Other underwriting, insurance and acquisition expenses	7,285,760	7,054,193	231,567
Total expenses	10,810,777	10,080,597	730,180
Total benefits, claims and expenses	$35,905,672	$31,057,012	$4,848,660

The $4,848,660 increase in total benefits, claims and expenses for the nine months ended September 30, 2020 is discussed below.

Benefits and Claims

The $4,118,480 increase in benefits and claims for the nine months ended September 30, 2020 is primarily due to the following:

●

$1,825,275 increase in death benefits is primarily due to approximately $996,000 of increased final expense benefits, $717,000 of increased ordinary life benefits and $76,000 of increased assumed benefits.

●	$1,691,160 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$505,782 increase in interest credited to policyholders is primarily due to annuity considerations of $90.8 million received throughout the first nine months of 2019 that was credited for the full nine months in 2020.

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

For the nine months ended September 30, 2020 and 2019, capitalized costs were $8,134,182 and $9,681,748, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2020 and 2019 were $3,665,161 and $2,839,129, respectively.

The $1,547,566 decrease in the 2020 acquisition costs deferred primarily relates to decreased annuity production and deferral of decreased eligible annuity commissions. There was a $826,032 increase in the 2020 amortization of deferred acquisition costs due to 2020 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $227,328 and $224,708 for the nine months ended September 30, 2020 and 2019, respectively, representing a $2,620 increase.

Commissions

Our commissions for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Annuity	$470,682	$3,202,506	$(2,731,824)
Ordinary life first year	1,183,716	1,113,248	70,468
Ordinary life renewal	105,211	39,621	65,590
Final expense first year	4,782,514	4,250,781	531,733
Final expense renewal	1,224,587	1,038,159	186,428
Total commissions	$7,766,710	$9,644,315	$(1,877,605)

The $1,877,605 decrease in commissions for the nine months ended September 30, 2020 is primarily due to a $2,731,824 decrease in annuity commissions that exceeded a $531,733 increase in final expense first year commissions and a $186,428 increase in final expense renewal commissions that corresponded to a $75,309,846 decrease in retained annuity deposits, a $456,474 increase in final expense first year premiums and a $2,107,674 increase in final expense renewal premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $231,567 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2020 was primarily related to increased third party administration fees primarily related to the increased number of policies in force and increased service requests and increased insurance department licenses and fees from licensing TLIC in additional states.

Federal Income Taxes

FTFC filed its 2019 consolidated federal income tax return with TLIC, FBLIC and TMC on October 13, 2020. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2020 and 2019, current income tax expense was $45,654 and $825,861, respectively. Deferred federal income tax expense was $543,019 and $354,069 for the nine months ended September 30, 2020 and 2019, respectively.

Net Income Per Common Share Basic and Diluted

For the nine months ended September 30, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (94,844) as of the reporting date divided by the allocated total shares (7,954,722) of Class A shares (7,859,878) and Class B shares (94,844) as of the reporting date.

For the nine months ended September 30, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the nine months ended September 30, 2020 were 7,859,878 for Class A shares and 111,581 for Class B shares.

The weighted average outstanding common shares basic and diluted for the nine months ended September 30, 2019 were 7,802,593.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC and FBLIC and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$23,044,336	$19,720,057	$3,324,279
Annuity operations	15,078,907	16,339,063	(1,260,156)
Corporate operations	474,011	504,448	(30,437)
Total	$38,597,254	$36,563,568	$2,033,686
Income (loss) before income taxes:
Life insurance operations	$(194,993)	$235,858	$(430,851)
Annuity operations	2,506,220	4,892,901	(2,386,681)
Corporate operations	380,355	377,797	2,558
Total	$2,691,582	$5,506,556	$(2,814,974)

Life Insurance Operations

The $3,324,279 increase in revenues from Life Insurance Operations for the nine months ended September 30, 2020 is primarily due to the following:

●	$3,140,083 increase in premiums

●	$240,195 increase in net investment income

●	$47,803 increase in net realized investment gains

●	$103,802 decrease in service fees and other income

The $430,851 decreased profitability from Life Insurance Operations for the nine months ended September 30, 2020 is primarily due to the following:

●	$1,825,275 increase in death benefits

●	$1,691,160 increase in future policy benefits

●	$854,219 increase in commissions

●	$103,802 decrease in service fees and other income

●	$79,952 increase in surrenders

●	$16,311 increase in dividend, endowment and supplementary life contract benefits

●	$1,310 increase in amortization of value of insurance business acquired

●	$47,803 increase in net realized investment gains

●	$240,195 increase in net investment income

●	$241,140 increase in policy acquisition costs deferred net of amortization

●	$471,957 decrease in other underwriting, insurance and acquisition expenses

●	$3,140,083 increase in premiums

Annuity Operations

The $1,260,156 decrease in revenues from Annuity Operations for the nine months ended September 30, 2020 is due to the following:

●	$1,048,472 decrease in service fees and other income

●	$391,527 decrease in net investment income

●	$179,843 increase in net realized investment gains

The $2,386,681 decreased profitability from Annuity Operations for the nine months ended September 30, 2020 is due to the following:

●	$2,614,738 decrease in policy acquisition costs deferred net of amortization

●	$1,048,472 decrease in service fees and other income

●	$736,519 increase in other underwriting, insurance and acquisition expenses

●	$505,782 increase in interest credited to policyholders

●	$391,527 decrease in net investment income

●	$1,310 increase in amortization of value of insurance business acquired

●	$179,843 increase in net realized investment gains

●	$2,731,824 decrease in commissions

Corporate Operations

The $30,437 decrease in revenues from Corporate Operations for the nine months ended September 30, 2020 is primarily due to $126,418 of decreased net investment income that exceeded $95,981 of increased service fees and other income.

The $2,558 increased Corporate Operations profitability for the nine months ended September 30, 2020 is primarily due to $95,981 of increased service fees and other income and $32,995 of decreased operating expenses that exceeded $126,418 of decreased net investment income.

Consolidated Financial Condition

Our invested assets as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $155,235,619 and $166,760,448 as of September 30, 2020 and December 31, 2019, respectively)	$172,844,560	$178,951,324	$(6,106,764)
Available-for-sale preferred stock at fair value (cost: $49,945 as of December 31, 2019)	-	51,900	(51,900)
Equity securities at fair value (cost: $181,881 and $180,194 as of September 30, 2020 and December 31, 2019, respectively)	183,944	201,024	(17,080)
Mortgage loans on real estate	175,380,618	162,404,640	12,975,978
Investment real estate	1,990,552	1,951,759	38,793
Policy loans	2,072,004	2,026,301	45,703
Short-term investments	1,674,237	1,831,087	(156,850)
Other long-term investments	72,112,100	71,824,480	287,620
Total investments	$426,258,015	$419,242,515	$7,015,500

The $6,106,764 decrease and $61,794,590 increase in fixed maturity available-for-sale securities for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Fixed maturity securities, available-for-sale, beginning	$178,951,324	$131,152,199
Purchases	3,597,065	65,392,840
Acquisition of K-TENN Insurance Company	800,000	-
Unrealized appreciation	5,418,065	17,731,289
Net realized investment gains	429,758	350,031
Sales proceeds	(14,977,950)	(17,585,794)
Maturities	(945,500)	(3,650,000)
Premium amortization	(428,202)	(443,776)
Increase (decrease)	(6,106,764)	61,794,590
Fixed maturity securities, available-for-sale, ending	$172,844,560	$192,946,789

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

The $51,900 and $39,260 decreases in preferred stock available-for-sale for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Preferred stock, available-for-sale, beginning	$51,900	$90,580
Unrealized appreciation (depreciation)	(1,955)	10,740
Net realized investment gain on sale	55	-
Sales proceeds	(50,000)	(50,000)
Decrease	(51,900)	(39,260)
Preferred stock, available-for-sale, ending	$-	$51,320

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $17,080 decrease and $1,042 increase in equity securities for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Equity securities, beginning	$201,024	$198,668
Purchases	68,198	92,956
Sales proceeds	-	(19,371)
Joint venture distributions	(66,511)	(90,893)
Net realized investment gains, sale of securities	-	12,372
Net realized investment gains (losses), changes in fair value	(18,767)	5,978
Increase (decrease)	(17,080)	1,042
Equity securities, ending	$183,944	$199,710

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The $12,975,978 and $26,454,567 increases in mortgage loans on real estate for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Mortgage loans on real estate, beginning	$162,404,640	$130,049,610
Purchases	58,751,393	57,015,493
Discount accretion	232,823	281,203
Net realized investment gains	108,100	-
Payments	(45,252,139)	(30,648,943)
Foreclosed - transfer to real estate	(797,158)	(99,218)
Increase in allowance for bad debts	(36,800)	(73,783)
Amortization of loan origination fees	(30,241)	(20,185)
Increase	12,975,978	26,454,567
Mortgage loans on real estate, ending	$175,380,618	$156,504,177

The $38,793 increase and $403,900 decrease in investment real estate for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Investment real estate, beginning	$1,951,759	$2,392,031
Real estate acquired through mortgage loan foreclosure	797,158	99,218
Sales proceeds	(682,945)	(350,817)
Depreciation of building	(109,116)	(109,116)
Net realized investment gains (losses)	33,696	(43,185)
Increase (decrease)	38,793	(403,900)
Investment real estate, ending	$1,990,552	$1,988,131

The $287,620 and $13,456,157 increases in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Other long-term investments, beginning	$71,824,480	$59,255,477
Purchases	4,799,143	17,590,689
Accretion of discount	3,928,555	3,603,335
Payments	(8,440,078)	(7,737,867)
Increase	287,620	13,456,157
Other long-term investments, ending	$72,112,100	$72,711,634

Our assets other than invested assets as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019

Cash and cash equivalents	$22,037,552	$23,212,170	$(1,174,618)
Accrued investment income	5,385,799	5,207,823	177,976
Recoverable from reinsurers	1,194,712	1,244,733	(50,021)
Assets held in trust under coinsurance agreement	109,290,257	105,089,240	4,201,017
Agents' balances and due premiums	2,424,691	1,618,115	806,576
Deferred policy acquisition costs	42,460,047	38,005,639	4,454,408
Value of insurance business acquired	4,664,120	4,891,448	(227,328)
Other assets	11,410,631	6,424,691	4,985,940
Assets other than investment assets	$198,867,809	$185,693,859	$13,173,950

The $1,174,618 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $4,201,017 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Balance, beginning of year	$38,005,639	$29,681,737
Capitalization of commissions, sales and issue expenses	8,134,182	9,681,748
Amortization	(3,665,161)	(2,839,129)
Deferred acquisition costs allocated to investments	(14,613)	(32,184)
Balance, end of period	$42,460,047	$36,492,172

Our other assets as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019
Advances to mortgage loan originator	$5,198,521	$4,436,787	$761,734
Federal and state income taxes recoverable	3,228,752	1,301,868	1,926,884
Notes receivable	474,465	445,778	28,687
Receivable for securities sold	1,627,000	-	1,627,000
Guaranty funds	63,180	71,455	(8,275)
Lease asset - right to use	689,000	76,711	612,289
Other receivables, prepaid assets and deposits	129,713	92,092	37,621
Total other assets	$11,410,631	$6,424,691	$4,985,940

As of September 30, 2020, the Company had $1,627,000 in receivable for securities sold where the trade date and settlement date are in different financial reporting periods.

There was an $1,926,884 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $761,734 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The Company reported an increased lease asset of $612,289 as of September 30, 2020, due to signing an amended lease agreement expiring in 2027.

On April 15, 2020, the Company renewed its previous one-year loan of $400,000 to its former Chairman. The renewed loan has a term of one year and a contractual interest rate of 5.00%. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019

Policy liabilities
Policyholders' account balances	$360,688,953	$363,083,838	$(2,394,885)
Future policy benefits	73,227,649	65,015,390	8,212,259
Policy claims	1,808,293	1,399,393	408,900
Other policy liabilities	143,006	132,975	10,031
Total policy liabilities	435,867,901	429,631,596	6,236,305
Funds withheld under coinsurance agreement	110,472,918	105,638,974	4,833,944
Deferred federal income taxes	8,023,251	6,345,918	1,677,333
Other liabilities	5,611,894	5,901,624	(289,730)
Total liabilities	$559,975,964	$547,518,112	$12,457,852

The $2,394,885 decrease and $69,820,079 increase in policyholders’ account balances for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Policyholders' account balances, beginning	$363,083,838	$297,168,411
Deposits	17,030,797	162,175,450
Withdrawals	(30,041,959)	(31,180,970)
Funds under coinsurance agreement	1,424,469	(69,860,427)
Interest credited	9,191,808	8,686,026
Increase (decrease)	(2,394,885)	69,820,079
Policyholders' account balances, ending	$360,688,953	$366,988,490

The $8,212,259 increase in future policy benefits during the nine months ended September 30, 2020 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $1,677,333 increase in deferred federal income taxes during the nine months ended September 30, 2020 was due to $1,134,314 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $543,019 of operating deferred federal tax expense.

The $4,833,944 increase in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of September 30, 2020 and December 31, 2019 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019
Suspense accounts payable	$1,073,925	$20,166	$1,053,759
Accounts payable	22,740	21,387	1,353
Accrued expenses payable	710,000	679,000	31,000
Payable for securities purchased	313,753	564	313,189
Guaranty fund assessments	25,000	25,000	-
Unearned investment income	68,938	62,404	6,534
Deferred revenue	2,708	8,123	(5,415)
Unclaimed funds	121,111	38,273	82,838
Lease liability	689,000	76,711	612,289
Mortgage loans suspense	2,572,418	5,782,427	(3,210,009)
Other payables, withholdings and escrows	12,301	(812,431)	824,732
Total other liabilities	$5,611,894	$5,901,624	$(289,730)

The reduction in mortgage loan suspense of $3,210,009 is primarily due to timing of principal loan payments on mortgage loans.

The $1,053,759 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $824,732 increase in other payables, withholdings and escrows is primarily due to the reduction in escrow advances of $510,074 and an increase in other payables $314,658.

As of September 30, 2020, the Company had $313,753 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $564 of security purchases overlapping financial reporting periods as of December 31, 2019.

The Company reported an increased lease liability of $612,289 as of September 30, 2020, due to signing an amended lease agreement expiring in 2027.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2020, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2020, we had cash and cash equivalents totaling $22,037,552. As of September 30, 2020, cash and cash equivalents of $10,424,401 and $9,694,722, respectively, totaling $20,119,123 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDCI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

During 2020, FTFC paid a $0.05 per share cash dividend for a total of $384,734 to its Class A shareholders.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $19,729,758 and $18,089,331 as of September 30, 2020 and December 31, 2019, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of September 30, 2020 and December 31, 2019.

Our cash flows for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Net cash provided by (used in) operating activities	$9,225,467	$(66,022,881)	$75,248,348
Net cash provided by (used in) investing activities	2,995,811	(80,553,456)	83,549,267
Net cash provided by (used in) financing activities	(13,395,896)	130,994,480	(144,390,376)
Decrease in cash and cash equivalents	(1,174,618)	(15,581,857)	14,407,239
Cash and cash equivalents, beginning of period	23,212,170	29,665,605	(6,453,435)
Cash and cash equivalents, end of period	$22,037,552	$14,083,748	$7,953,804

The $9,225,467 provided by operating activities and $66,022,881 cash used in operating activities for the nine months ended September 30, 2020 and 2019, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2020	2019	2020 less 2019
Premiums collected	$19,816,153	$16,791,618	$3,024,535
Net investment income collected	13,990,963	12,229,944	1,761,019
Service fees and other income collected	177,580	1,233,874	(1,056,294)
Death benefits paid	(6,236,220)	(3,357,411)	(2,878,809)
Surrenders paid	(881,365)	(801,413)	(79,952)
Dividends and endowments paid	(224,599)	(208,491)	(16,108)
Commissions paid	(8,411,494)	(9,937,486)	1,525,992
Other underwriting, insurance and acquisition expenses paid	(6,242,914)	(7,071,555)	828,641
Taxes paid	(1,972,538)	186,709	(2,159,247)
(Increased) decreased advances to mortgage loan originator	(761,734)	306,372	(1,068,106)
Increased (decreased) deposits of pending policy applications	1,053,759	(7,295,434)	8,349,193
Increased (decreased) funds under coinsurance agreement	2,057,396	(72,959,168)	75,016,564
Decreased short-term investments	156,850	687,326	(530,476)
Increased policy loans	(44,658)	(141,341)	96,683
Increased (decreased) mortgage loan suspense	(3,210,009)	4,460,731	(7,670,740)
Increased deposits	-	(125,000)	125,000
Other	(41,703)	(22,156)	(19,547)
Cash used in operating activities	$9,225,467	$(66,022,881)	$75,248,348

Please see the statements of cash flows for the nine months ended September 30, 2020 and 2019 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2020 and December 31, 2019 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2020	December 31, 2019	2020 less 2019

Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 8,118,488 and 8,050,173 issued as of September 30, 2020 and December 31, 2019, respectively, 7,870,908 and 7,802,593 outstanding as of September 30, 2020 and December 31, 2019, respectively)	$81,184	$80,502	$682
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 100,551 issued and outstanding as of September 30, 2020)	1,006	-	1,006
Additional paid-in capital	30,429,150	28,684,598	1,744,552
Treasury stock, at cost (247,580 shares as of September 30, 2020 and December 31, 2019)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	13,883,843	9,616,660	4,267,183
Accumulated earnings	21,648,624	19,930,449	1,718,175
Total shareholders' equity	$65,149,860	$57,418,262	$7,731,598

The increase in shareholders’ equity of $7,731,598 for the nine months ended September 30, 2020 is primarily due to $4,267,183 in other comprehensive income, $1,744,552 in additional paid-in capital (acquisition of K-TENN Insurance Company of $1,744,552) and $1,718,175 in accumulated earnings (net income of $2,102,909 that exceeded shareholders’ cash dividend of $384,734).

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $17,608,941 and $12,192,831 as of September 30, 2020 and December 31, 2019, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $5,845,923 in unrealized gains arising for the nine months ended September 30, 2020 has been offset by 2020 net realized investment gains of $429,813 originating from the sale of preferred stock and the call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $5,416,110.

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

As of September 30, 2020, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 8.50% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2020, the Company has outstanding advances to this loan originator totaling $5,198,521. The advances are secured by $9,506,656 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,301,479 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2020, $825,876 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2020, $489,345 of that escrow amount is available to the Company as additional collateral on $5,198,521 of advances to the loan originator. The remaining September 30, 2020 escrow amount of $336,531 is available to the Company as additional collateral on its investment of $67,306,217 in residential mortgage loans on real estate.

As a result of Coronavirus Disease 2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that continue to limit economic output. Due to the decline in economic activity, the Company is faced with uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs. Management is actively monitoring the situation and the impact to the Company’s operations. As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs. Consequently, the Company has adapted its operations to continue to provide and perform all business activities despite the pandemic and in accordance with the guidelines of the U.S. Centers for Disease Control and Prevention.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2020 will be sufficient to fund our anticipated operating expenses.

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

●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease, or other events resulting in catastrophic loss of life;
●	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities;
●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
●	investment losses and defaults;
●	competition in our product lines;
●	attraction and retention of qualified employees and agents;
●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
●	the availability, affordability and adequacy of reinsurance protection;
●	the effects of emerging claim and coverage issues;
●	the cyclical nature of the insurance business;
●	interest rate fluctuations;
●	changes in our experiences related to deferred policy acquisition costs;
●	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
●	impact of medical epidemics and viruses;
●	domestic or international military actions;
●	the effects of extensive government regulation of the insurance industry;
●	changes in tax and securities law;
●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
●	regulatory or legislative changes or developments;
●	the effects of unanticipated events on our disaster recovery and business continuity planning;
●	failures or limitations of our computer, data security and administration systems;
●	risks of employee error or misconduct;
●	the assimilation of life insurance businesses we acquire and the sound management of these businesses;
●	the availability of capital to expand our business; and
●	Coronavirus disease impact on economic environment.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mr. Pettigrew appealed this decision.  On February 28, 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, is not final.  The Company has filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 12, 2020	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 12, 2020	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer