Form 10-K
period 2020-12-31
First Trinity Financial CORP
filed 2021-03-11
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Class A Common Stock, $0.01 Par Value

Class B Common Stock, $0.01 Par Value

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting form that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 8, 2021, the registrant had 8,661,696 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2021 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

TLIC is licensed in the states of Alabama, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas and Utah. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2020, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

The Company also issued 702,685 shares of its common stock in connection with two stock dividends paid to shareholders in 2011 and 2012 that resulted in accumulated earnings being charged $5,270,138 with an offsetting credit of $5,270,138 to common stock and additional paid-in capital.

In 2020, the Company paid a $0.05 per share cash dividend for a total of $393,178 and issued 791,339 shares of Class A common stock in connection with a 10% stock dividend to its Class A shareholders. The 10% stock dividend resulted in accumulated earnings being charged $8,657,249 with an offsetting credit of $8,657,249 to Class A common stock and additional paid-in capital.

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

Our business segments are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC, FBLIC and TAI;
●	Annuity operations, consisting of the annuity operations of TLIC, FBLIC and TAI and
●	Corporate operations, which includes the results of the parent company and TMC after the elimination of intercompany amounts.

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2020 and 2019 for additional information regarding segment information.

Life Insurance and Annuity Operations

Our Life Insurance and Annuity Operations consists of issuing ordinary whole life insurance, endowments, modified premium whole life with an annuity rider, term, final expense and accidental death and dismemberment policies and annuity contracts. The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense is issued as either a simplified issue or as a graded benefit, determined by underwriting. Our products are marketed through independent agents.

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

TLIC continues to seek to serve middle income households and markets its products through independent agents. TLIC was originally licensed in Oklahoma and with the acquisition of FLAC in late 2008, expanded into Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio and Texas. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC and TLIC were licensed in Montana. In 2019, TLIC was licensed in Tennessee. In 2020, TLIC was licensed in Alabama, Indiana, Louisiana, Mississippi, New Mexico, South Dakota and Utah.

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2020 and 2019, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2020
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$709,574	2.73%	$600	0.00%
Arizona	231,326	0.89%	33,130	0.14%
Arkansas	376,093	1.45%	94,587	0.40%
Colorado	855,451	3.29%	150,654	0.64%
Georgia	1,276,106	4.91%	11,000	0.05%
Illinois	1,781,789	6.86%	50,300	0.21%
Indiana	1,058,190	4.07%	1,599	0.01%
Kansas	2,082,420	8.02%	1,059,771	4.48%
Kentucky	832,856	3.21%	-	0.00%
Louisiana	754,293	2.90%	-	0.00%
Michigan	538,741	2.07%	7,000	0.03%
Missouri	1,120,081	4.31%	160,008	0.68%
Nebraska	207,078	0.80%	260,872	1.10%
North Carolina	2,508,090	9.66%	11,300	0.05%
North Dakota	83,400	0.32%	6,688,722	28.29%
Ohio	3,312,411	12.75%	23,573	0.10%
Oklahoma	1,141,303	4.39%	492,433	2.08%
Pennsylvania	1,052,264	4.05%	406,053	1.72%
Tennessee	773,158	2.98%	2,000	0.01%
Texas	4,066,596	15.68%	13,799,662	58.34%
Virginia	500,729	1.93%	-	0.00%
All other states	709,505	2.73%	394,314	1.67%
Total direct collected premiums and considerations	$25,971,454	100.00%	$23,647,578	100.00%

	Year Ended December 31, 2019
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$521,441	2.39%	$239,232	0.15%
Arizona	153,169	0.70%	3,512,507	2.15%
Arkansas	306,292	1.41%	1,091,080	0.67%
Colorado	713,272	3.28%	1,829,878	1.12%
Georgia	846,972	3.89%	2,025,709	1.24%
Illinois	1,665,679	7.65%	4,156,611	2.55%
Indiana	902,189	4.14%	5,116,469	3.13%
Kansas	2,155,408	9.90%	8,797,802	5.39%
Kentucky	673,336	3.09%	1,486,046	0.91%
Louisiana	634,294	2.91%	2,308,710	1.41%
Michigan	469,578	2.16%	13,352,907	8.18%
Missouri	784,434	3.60%	2,421,882	1.48%
Nebraska	210,395	0.97%	5,037,505	3.08%
North Carolina	1,931,032	8.87%	14,891,247	9.12%
North Dakota	89,808	0.41%	18,626,695	11.41%
Ohio	2,886,556	13.26%	4,518,836	2.77%
Oklahoma	1,160,860	5.33%	3,001,413	1.84%
Pennsylvania	844,738	3.88%	6,038,947	3.70%
Tennessee	454,065	2.09%	1,697,493	1.04%
Texas	3,500,652	16.08%	53,321,880	32.63%
Virginia	381,508	1.75%	3,970,829	2.43%
All other states	488,075	2.24%	5,873,697	3.60%
Total direct collected premiums and considerations	$21,773,753	100.00%	$163,317,375	100.00%

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

In accordance with this annuity coinsurance agreement, TLIC holds assets and recognizes a funds withheld liability for the benefit of the assuming company in an amount at least equal to the annuity reserves, in accordance with U.S. statutory accounting principles, generated by this ceded business. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

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

Governmental Regulation

TLIC and FBLIC, respectively, are subject to regulation and supervision by the OID and the MDCI. The insurance laws of Oklahoma and Missouri give the OID and MDCI broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus and (x) regulate the type and amount of permitted investments. TLIC and FBLIC can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,363,823 in 2021 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,025,933 in 2021 without prior approval. FBLIC paid no dividends to TLIC in 2020 and 2019. These dividends would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 8, 2021, the Company had fourteen full-time employees and one part-time employee.

Item 2. Properties

On November 16, 2020, TLIC sold a 20,000 square feet office building and approximately three acres of land located in Topeka, Kansas with an aggregate carrying value of $1,078,037. The Company recorded a gross realized investment gain on sale of $240,374 based on an aggregate sales price of $1,318,411. The lease agreements discussed below were conveyed to the purchaser of the office building and land on November 16, 2020.

Prior to November 16, 2020, TLIC executed a 10,000 square feet lease agreement for five years effective June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026. Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%. The monthly lease payments are $18,508 from June 1, 2018 through May 31, 2019, $18,584 from June 1, 2019 through May 31, 2020 and $18,578 from June 1, 2020 through November 16, 2020.

Prior to November 16, 2020, TLIC renewed a lease agreement on 2,500 square feet of the Topeka, Kansas office building on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020. TLIC renewed the lease agreement effective September 1, 2020. This lease will run from September 1, 2020 to August 31, 2028 with an option for an additional 2 years through August 31, 2030. Beginning September 1, 2028, the lessee can terminate the lease with a 90-day written notice. The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee. The renewal lease agreement includes a $34,507 tenant improvement allowance that beginning September 1, 2020 is amortized over 96 months with interest at 5.00%. The lease payments are $4,293 from September 1, 2018 through August 31, 2019, $4,310 from September 1, 2019 through August 31, 2020 and $4,433 from September 1, 2020 through November 16, 2020.

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436. FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2020, the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and transferred those properties to investment real estate held for sale. During 2020, the Company sold investment real estate property with an aggregate carrying value of $791,704. The Company recorded a gross realized investment gain on sale of $106,665 based on an aggregate sales price of $898,369.

During 2019, the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and transferred those properties to investment real estate held for sale. During 2019, the Company sold investment real estate property with an aggregate carrying value of $394,002. The Company recorded a gross realized investment loss on sale of $43,185 based on an aggregate sales price of $350,817.

Item 3. Legal Proceedings

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, in 2013 against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), originally concluded on February 17, 2017. The lawsuit was filed in the District Court of Tulsa County, Oklahoma.  In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.  Mr. Pettigrew denied the allegations.

The jury originally concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and the jury awarded the Company $800,000 of damages against Mr. Pettigrew.  In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew.  In addition to the original damages awarded by the jury, the Company and Mr. Zahn began to aggressively communicate the correction of the untrue statements to outside parties.

Mr. Pettigrew appealed this decision.  In February 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, was not final.  The Company filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals. In December 2020, the Oklahoma Supreme Court declined to grant certiorari and remanded that the case be retried in the District Court of Tulsa County, Oklahoma.

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

As of March 8, 2021, there were approximately 6,500 shareholders of the Company’s outstanding common stock.

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals:

●

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

Prior to 2020, we had never declared or paid cash dividends on our common stock. In 2020, our Board of Directors declared and paid cash dividends on our Class A common stock.

The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requirements of our business and other factors.

For additional information about cash dividends declared and paid in 2020, refer to “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Note 1 “Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Annual Report.

Although a cash dividend of $393,178 was paid to our shareholders in 2020, the Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company's earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers the declaration of a cash dividend.  Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries.

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

On November 12, 2020, the Company’s Board of Directors approved a 10% share dividend by which shareholders received a share of Class A common stock for each 10 shares of Class A common stock of the Company they hold.  The dividend was payable to the holders of shares of the Corporation as of November 12, 2020.  Fractional shares were rounded up to the nearest whole number of shares.  The Company issued 791,339 shares in connection with the stock dividend.

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

As of December 31, 2020 and 2019, there was $4,146,901 and $3,848,430, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC.  The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $272,004 in 2021, $229,910 in 2022, $219,350 in 2023, $201,304 in 2024 and $212,373 in 2025.

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

The updated guidance was effective for reporting periods beginning after December 15, 2020.  As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024. Early adoption is permitted but not elected by the Company.  With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented.

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

Our business segments are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC, FBLIC and TAI;
●	Annuity operations, consisting of the annuity operations of TLIC, FBLIC and TAI and
●	Corporate operations, which includes the results of the parent company and TMC after the elimination of intercompany amounts.

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2020 and 2019 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Premiums	$28,047,507	$23,125,090	$4,922,417
Net investment income	24,084,301	24,370,040	(285,739)
Net realized investment gains	1,007,268	967,978	39,290
Loss on other-than-temporary impairments	(801,340)	-	(801,340)
Service fees	264,513	1,087,181	(822,668)
Other income	188,756	226,406	(37,650)
Total revenues	52,791,005	49,776,695	3,014,310
Benefits and claims	34,765,696	28,395,457	6,370,239
Expenses	13,944,515	13,161,622	782,893
Total benefits, claims and expenses	48,710,211	41,557,079	7,153,132
Income before federal income tax expense	4,080,794	8,219,616	(4,138,822)
Federal income tax expense	902,104	2,119,896	(1,217,792)
Net income	$3,178,690	$6,099,720	$(2,921,030)
Net income per common share basic and diluted
Class A common stock	$0.3638	$0.7098	$(0.3460)
Class B common stock	$0.2707	$-	$0.2707

Consolidated Condensed Financial Position as of December 31, 2020 and 2019

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019

Investment assets	$422,960,668	$419,242,515	$3,718,153
Assets held in trust under coinsurance agreement	112,160,307	105,089,240	7,071,067
Other assets	108,474,294	80,604,619	27,869,675
Total assets	$643,595,269	$604,936,374	$38,658,895

Policy liabilities	$441,412,797	$429,631,596	$11,781,201
Funds withheld under coinsurance agreement	112,681,925	105,638,974	7,042,951
Deferred federal income taxes	9,220,905	6,345,918	2,874,987
Other liabilities	10,427,430	5,901,624	4,525,806
Total liabilities	573,743,057	547,518,112	26,224,945
Shareholders' equity	69,852,212	57,418,262	12,433,950
Total liabilities and shareholders' equity	$643,595,269	$604,936,374	$38,658,895

Shareholders' equity per common share
Class A common stock	$7.9853	$6.6813	$1.3040
Class B common stock	$6.7875	$-	$6.7875

Results of Operations – Years Ended December 31, 2020 and 2019

Revenues

Our primary sources of revenue are life insurance premium income and investment income.  Premium payments are classified as first-year, renewal and single.  In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Premiums	$28,047,507	$23,125,090	$4,922,417
Net investment income	24,084,301	24,370,040	(285,739)
Net realized investment gains	1,007,268	967,978	39,290
Loss on other-than-temporary impairments	(801,340)	-	(801,340)
Service fees	264,513	1,087,181	(822,668)
Other income	188,756	226,406	(37,650)
Total revenues	$52,791,005	$49,776,695	$3,014,310

The $3,014,310 increase in total revenues for the year ended December 31, 2020 is discussed below.

Premiums

Our premiums for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Ordinary life first year	$1,535,750	$1,533,619	$2,131
Ordinary life renewal	3,223,286	2,224,638	998,648
Final expense first year	5,758,708	4,809,064	949,644
Final expense renewal	17,529,763	14,430,278	3,099,485
Supplementary contracts with life contingencies	-	127,491	(127,491)
Total premiums	$28,047,507	$23,125,090	$4,922,417

The $4,922,417 increase in premiums for the year ended December 31, 2020 is primarily due to a $3,099,485 increase in final expense renewal premiums, $998,648 increase in ordinary life renewal premiums and a $949,644 increase in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities	$7,159,792	$7,419,650	$(259,858)
Preferred stock and equity securities	103,037	131,823	(28,786)
Other long-term investments	5,166,428	4,860,323	306,105
Mortgage loans	14,651,491	13,544,895	1,106,596
Policy loans	153,316	137,492	15,824
Real estate	252,047	269,123	(17,076)
Short-term and other investments	101,129	637,999	(536,870)
Gross investment income	27,587,240	27,001,305	585,935
Investment expenses	(3,502,939)	(2,631,265)	871,674
Net investment income	$24,084,301	$24,370,040	$(285,739)

The $585,935 increase in gross investment income for the year ended December 31, 2020 is primarily due to increases in investments in mortgage loans and other long-term investments.  In 2020, our investments in mortgage loans increased approximately $12.5 million and the average investment in other long-term investments increased by $5.9 million.  Short-term and other investments and fixed maturity securities were also sold to invest in mortgage loans and other long-term investments in 2020.

The $871,674 increase in investment expenses for the year ended December 31, 2020 is primarily related to increased staffing, increased mortgage loan acquisition expenses and increased system development expenses for future expansion of mortgage loan operations into origination, brokerage, portfolio management and servicing.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities, mortgage loans on real estate, equity securities, investment real estate, preferred stock securities and changes in the fair value of equity securities.

Our net realized investment gains for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$22,331,124	$33,700,106	$(11,368,982)
Amortized cost at sale date	21,778,005	32,710,599	(10,932,594)
Net realized gains	$553,119	$989,507	$(436,388)
Mortgage loans on real estate:
Sale proceeds	$6,345,816	$-	$6,345,816
Cost at sale date	6,237,715	-	6,237,715
Net realized gains	$108,101	$-	$108,101
Equity securities at fair value:
Sale proceeds	$-	$19,371	$(19,371)
Cost at sale date	-	6,999	(6,999)
Net realized gains	$-	$12,372	$(12,372)
Investment real estate:
Sale proceeds	$2,216,780	$350,817	$1,865,963
Carrying value at sale date	1,869,741	394,002	1,475,739
Net realized gains (losses)	$347,039	$(43,185)	$390,224
Preferred stock securities available-for-sale:
Sale proceeds	$50,000	$50,000	$-
Cost at sale date	49,945	50,000	(55)
Net realized gains	$55	$-	$55

Equity securities, changes in fair value	$(1,046)	$9,284	$(10,330)

Net realized investment gains	$1,007,268	$967,978	$39,290

Loss on Other-Than-Temporary Impairments

During 2020, the Company impaired its bonds in an offshore drilling company with a total par value of $850,000 as a result of continuing unrealized losses.  This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $801,340 for the year ended December 31, 2020.  This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value.  The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2020.

Service Fees

The $822,668 decrease in service fees for the year ended December 31, 2020 is primarily due to decreased TLIC annuity production resulting in the reduction of ceding fees associated with TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses.  Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Benefits and claims
Increase in future policy benefits	$11,551,696	$8,769,777	$2,781,919
Death benefits	9,469,318	6,555,001	2,914,317
Surrenders	1,156,546	1,000,447	156,099
Interest credited to policyholders	12,276,268	11,782,286	493,982
Dividend, endowment and supplementary life contract benefits	311,868	287,946	23,922
Total benefits and claims	34,765,696	28,395,457	6,370,239
Expenses
Policy acquisition costs deferred	(11,856,420)	(12,369,350)	512,930
Amortization of deferred policy acquisition costs	5,327,177	4,015,480	1,311,697
Amortization of value of insurance business acquired	298,471	294,422	4,049
Commissions	11,073,570	12,125,929	(1,052,359)
Other underwriting, insurance and acquisition expenses	9,101,717	9,095,141	6,576
Total expenses	13,944,515	13,161,622	782,893
Total benefits, claims and expenses	$48,710,211	$41,557,079	$7,153,132

The $7,153,132 increase in total benefits, claims and expenses for the year ended December 31, 2020 is discussed below.

Benefits and Claims

The $6,370,239 increase in total benefits and claims for the year ended December 31, 2020 is primarily due to the following:

●

$2,914,317 increase in death benefits is primarily due to approximately $2,387,000 of increased final expense benefits and approximately $527,000 of increased ordinary life benefits due to increased mortality exposure related to increased amount of policies in force, increased exposure in the senior age demographic group of the final expense block of business and the impact of the Coronavirus Disease Pandemic 2019 (“COVID-2019”).

●	$2,781,919 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$493,982 increase in interest credited to policyholders is primarily due to the average policyholders’ account balance increasing by $32.7 million during 2020 that was further decreased by a decline in the annual weighted average crediting rates in 2020.

●	$156,099 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the years ended December 31, 2020 and 2019, capitalized costs were $11,856,420 and $12,369,350, respectively.   Amortization of deferred policy acquisition costs for the years ended December 31, 2020 and 2019 were $5,327,177 and $4,015,480.

The $512,930 decrease in the 2020 acquisition costs deferred primarily relates to decreased annuity production with a corresponding decrease in deferral of eligible annuity commissions.  There was a $1,311,697 increase in the 2020 amortization of deferred acquisition costs primarily due to increased 2020 surrenders and withdrawal activity and the impact of increased mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits.  Amortization of the value of insurance business acquired was $298,471 and $294,422 for the years ended December 31, 2020 and 2019, respectively.

Commissions

Our commissions for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Annuity	$677,742	$3,225,813	$(2,548,071)
Ordinary life first year	1,682,408	1,672,935	9,473
Ordinary life renewal	166,318	73,071	93,247
Final expense first year	6,849,600	5,734,930	1,114,670
Final expense renewal	1,697,502	1,419,180	278,322
Total commissions	$11,073,570	$12,125,929	$(1,052,359)

The $1,052,359 decrease in commissions for the year ended December 31, 2020 is primarily due to a $2,548,071 decrease in annuity commissions that exceeded a $1,114,670 increase in final expense first year commissions and a $278,322 increase in final expense renewal commissions that corresponded to a $69,660,192 decrease in retained annuity deposits, a $949,644 increase in final expense first year premiums and a $3,099,485 increase in final expense renewal premiums.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC.  Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2020 and 2019, current income tax expense was $127,701 and $1,388,711, respectively.  Deferred federal income tax expense was $774,403 and $731,185 for the years ended December 31, 2020 and 2019, respectively.

Net Income Per Common Share Basic and Diluted

For the year ended December 31, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the year ended December 31, 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares.  The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

The weighted average outstanding common shares basic and diluted for the year ended December 31, 2019 were 8,593,932.  These weighted average shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment.  Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Revenues:
Life insurance operations	$32,236,531	$27,170,994	$5,065,537
Annuity operations	19,724,655	21,931,249	(2,206,594)
Corporate operations	829,819	674,452	155,367
Total	$52,791,005	$49,776,695	$3,014,310
Income before federal income taxes:
Life insurance operations	$337,686	$2,333,441	$(1,995,755)
Annuity operations	2,986,150	5,397,194	(2,411,044)
Corporate operations	756,958	488,981	267,977
Total	$4,080,794	$8,219,616	$(4,138,822)

Life Insurance Operations

The $5,065,537 increase in revenues from Life Insurance Operations for the year ended December 31, 2020 is primarily due to the following:

●	$4,922,417 increase in premiums

●	$360,290 increase in net investment income

●	$97,717 decrease in net realized investment gains (includes a loss on other-than-temporary impairments)

●	$119,453 decrease in service fees and other income

The $1,995,755 decreased profitability from Life Insurance Operations for the year ended December 31, 2020 is primarily due to the following:

●	$2,914,317 increase in death benefits

●	$2,781,919 increase in future policy benefits

●	$1,495,712 increase in commissions

●	$644,840 increase in other underwriting, insurance and acquisition expenses

●	$156,099 increase in surrenders

●	$119,453 decrease in service fees and other income

●	$97,717 decrease in net realized investment gains (includes a loss on other-than-temporary impairments)

●	$23,922 increase in dividend, endowment and supplementary life contract benefits

●	$2,025 increase in amortization of value of insurance business acquired

●	$360,290 increase in net investment income

●	$957,542 increase in policy acquisition costs deferred net of amortization

●	$4,922,417 increase in premiums

Annuity Operations

The $2,206,594 decrease in revenues from Annuity Operations for the year ended December 31, 2020 is due to the following:

●	$1,036,879 decrease in service fees and other income

●	$664,333 decrease in net realized investment gains (includes a loss on other-than-temporary impairments)

●	$505,382 decrease in net investment income

The $2,411,044 decreased profitability from Annuity Operations for the year ended December 31, 2020 is due to the following:

●	$2,782,169 decrease in policy acquisition costs deferred net of amortization

●	$1,036,879 decrease in service fees and other income

●	$664,333 decrease in net realized investment gains (includes a loss on other-than-temporary impairments)

●	$505,382 decrease in net investment income

●	$493,982 increase in interest credited to policyholders

●	$2,024 increase in amortization of value of insurance business acquired

●	$525,654 decrease in other underwriting, insurance and acquisition expenses

●	$2,548,071 decrease in commissions

Corporate Operations

The $155,367 increase in revenues from Corporate Operations for the year ended December 31, 2020 is primarily due to $296,014 of increased other income that exceeded $140,647 of decreased net investment income.

The $267,977 increase in Corporate Operations profitability for the year ended December 31, 2020 is primarily due to $296,014 of increased other income and $112,610 of decreased operating expenses that exceeded $140,647 of decreased net investment income.

Consolidated Financial Condition

Our invested assets as of December 31, 2020 and 2019 are summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $148,431,010 and $166,760,448 as of December 31, 2020 and 2019, respectively)	$170,647,836	$178,951,324	$(8,303,488)
Available-for-sale preferred stock at fair value (cost: $49,945 as of December 31, 2019 )	-	51,900	(51,900)
Equity securities at fair value (cost: $183,219 and $180,194 as of December 31, 2020 and 2019 respectively)	203,003	201,024	1,979
Mortgage loans on real estate	174,909,062	162,404,640	12,504,422
Investment real estate	757,936	1,951,759	(1,193,823)
Policy loans	2,108,678	2,026,301	82,377
Short-term investments	3,309,020	1,831,087	1,477,933
Other long-term investments	71,025,133	71,824,480	(799,347)
Total investments	$422,960,668	$419,242,515	$3,718,153

The $8,303,488 decrease and $47,799,125 increase in fixed maturity available-for-sale securities for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Fixed maturity securities, available-for-sale, beginning	$178,951,324	$131,152,199
Purchases	4,010,067	65,657,914
Acquisition of K-TENN Insurance Company	800,000	-
Unrealized appreciation	10,025,950	15,453,194
Net realized investment gains	553,119	989,507
Other-than-temporary impairment	(801,340)	-
Sales proceeds	(21,385,624)	(29,175,106)
Maturities	(945,500)	(4,525,000)
Premium amortization	(560,160)	(601,384)
Increase (decrease)	(8,303,488)	47,799,125
Fixed maturity securities, available-for-sale, ending	$170,647,836	$178,951,324

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

The $51,900 and $38,680 decreases in preferred stock available-for-sale for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Preferred stock, available-for-sale, beginning	$51,900	$90,580
Sale proceeds	(50,000)	(50,000)
Unrealized appreciation (depreciation)	(1,955)	11,320
Net realized investment gains	55	-
Decrease	(51,900)	(38,680)
Preferred stock, available-for-sale, ending	$-	$51,900

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within accumulated other comprehensive income (loss).

The $1,979 and $2,356 increases in equity securities available-for-sale for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Equity securities, available-for-sale, beginning	$201,024	$198,668
Purchases	90,292	115,357
Sales proceeds	-	(19,371)
Joint venture distribution	(87,267)	(115,286)
Net realized investment gains, sale of securities	-	12,372
Net realized investment gains (losses), changes in fair value	(1,046)	9,284
Increase	1,979	2,356
Equity securities, available-for-sale, ending	$203,003	$201,024

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $12,504,422 and $32,355,030 increases in mortgage loans on real estate for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Mortgage loans on real estate, beginning	$162,404,640	$130,049,610
Purchases	77,131,267	74,689,461
Discount accretion	382,024	374,670
Net realized investment gains	108,101	-
Payments	(64,250,033)	(42,502,954)
Foreclosed - transferred to real estate	(797,158)	(99,218)
Increase in allowance for bad debts	(36,516)	(81,212)
Amortization of loan origination fees	(33,263)	(25,717)
Increase	12,504,422	32,355,030
Mortgage loans on real estate, ending	$174,909,062	$162,404,640

The $1,193,823 and $440,272 decreases in investment real estate for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Investment real estate, beginning	$1,951,759	$2,392,031
Real estate acquired through mortgage loan foreclosure	797,158	99,218
Sales proceeds	(2,216,780)	(350,817)
Depreciation of building	(121,240)	(145,488)
Net realized investment gains (losses)	347,039	(43,185)
Decrease	(1,193,823)	(440,272)
Investment real estate, ending	$757,936	$1,951,759

The $799,347 decrease and $12,569,003 increase in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Other long-term investments, beginning	$71,824,480	$59,255,477
Purchases	5,788,546	18,605,374
Discount accretion	5,168,004	4,862,978
Payments	(11,755,897)	(10,899,349)
Increase (decrease)	(799,347)	12,569,003
Other long-term investments, ending	$71,025,133	$71,824,480

The $1,477,933 increase in short-term investments is due to management’s decision to increase our investment in funds that have a maturity of more than 90 days but less than one year at the date of purchase.

Our assets other than invested assets as of December 31, 2020 and 2019 are summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019

Cash and cash equivalents	$40,230,095	$23,212,170	$17,017,925
Accrued investment income	5,370,508	5,207,823	162,685
Recoverable from reinsurers	1,234,221	1,244,733	(10,512)
Assets held in trust under coinsurance agreement	112,160,307	105,089,240	7,071,067
Agents' balances and due premiums	2,154,322	1,618,115	536,207
Deferred policy acquisition costs	44,513,669	38,005,639	6,508,030
Value of insurance business acquired	4,592,977	4,891,448	(298,471)
Other assets	10,378,502	6,424,691	3,953,811
Assets other than investment assets	$220,634,601	$185,693,859	$34,940,742

The $17,017,925 increase in cash and cash equivalents for the year ended December 31, 2020 and the corresponding decrease of $6,453,435 for the year ended December 31, 2019 are summarized in the Company’s consolidated statements of cash flows.

The $7,071,067 increase in assets held in trust under the coinsurance agreement is due to assets acquired under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$38,005,639	$29,681,737
Capitalization of commissions, sales and issue expenses	11,856,420	12,369,350
Amortization	(5,327,177)	(4,015,480)
Deferred acquisition costs allocated to investments	(21,213)	(29,968)

Balance, end of year	$44,513,669	$38,005,639

Our other assets as of December 31, 2020 and December 31, 2019 are summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019
Advances to mortgage loan originator	$4,996,358	$4,436,787	$559,571
Federal and state income taxes recoverable	4,050,726	1,301,868	2,748,858
Lease asset - right to use	664,393	76,711	587,682
Notes receivable	472,306	445,778	26,528
Guaranty funds	63,869	71,455	(7,586)
Other receivables, prepaid assets and deposits	130,850	92,092	38,758
Total other assets	$10,378,502	$6,424,691	$3,953,811

There was a 2020 increase of $2,748,858 in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables and not receiving the 2019 federal tax refund in 2020.  The 2018 federal tax refund of $2,181,000 was received in 2019.

The Company reported an increased lease asset of $587,682 as of December 31, 2020, due to signing an amended lease agreement expiring in 2027.

There was a $559,571 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

On April 15, 2020, the Company renewed its previous one-year loan of $400,000 to its former Chairman.  The renewed loan has a term of one year and a contractual interest rate of 5.00%.  The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman.

Our liabilities as of December 31, 2020 and 2019 are summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019

Policy liabilities
Policyholders' account balances	$362,519,753	$363,083,838	$(564,085)
Future policy benefits	76,673,797	65,015,390	11,658,407
Policy claims	2,099,548	1,399,393	700,155
Other policy liabilities	119,699	132,975	(13,276)
Total policy liabilities	441,412,797	429,631,596	11,781,201
Funds withheld under coinsurance agreement	112,681,925	105,638,974	7,042,951
Deferred federal income taxes	9,220,905	6,345,918	2,874,987
Other liabilities	10,427,430	5,901,624	4,525,806
Total liabilities	$573,743,057	$547,518,112	$26,224,945

The $11,658,407 increase in future policy benefits during the year ended December 31, 2020 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $7,042,951 increase in the liability for funds withheld under coinsurance agreement is due to liabilities incurred under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The $2,874,987 increase in deferred federal income taxes during the year ended December 31, 2020 was due to $2,100,584 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity and preferred stock available-for-sale and $774,403 of operating deferred federal tax expense.

The $700,155 increase in policy claims is due to an additional 55 claims with an average settlement amount of approximately $12,700.

The $564,085 decrease and $65,915,427 increase in policyholders’ account balances for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,
	2020	2019
Policyholders' account balances, beginning	$363,083,838	$297,168,411
Deposits	24,283,570	163,781,048
Withdrawals	(39,476,015)	(40,397,492)
Funds withheld under coinsurance agreement	2,352,092	(69,250,415)
Interest credited	12,276,268	11,782,286
Increase (decrease)	(564,085)	65,915,427
Policyholders' account balances, ending	$362,519,753	$363,083,838

The significant decreases in deposits and change in funds withheld under the annuity coinsurance agreement with an offshore annuity and life insurance company is due to management’s decision to significantly reduce annuity production to maintain and increase statutory risk-based capital in TLIC and FBLIC and our mutual agreement with an offshore annuity and life insurance company to amend and reduce the Quota Share from the original contractual amount of 90% to an amended amount of 0% for future business effective April 1, 2020.

Our other liabilities as of December 31, 2020 and December 31, 2019 are summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019
Mortgage loans suspense	$5,967,403	$5,782,427	$184,976
Suspense accounts payable	2,555,255	20,166	2,535,089
Accrued expenses payable	748,000	679,000	69,000
Lease liability	664,393	76,711	587,682
Payable for securities purchased	378,046	564	377,482
Unclaimed funds	79,946	38,273	41,673
Accounts payable	72,124	21,387	50,737
Unearned investment income	71,325	62,404	8,921
Guaranty fund assessments	25,000	25,000	-
Deferred revenue	-	8,123	(8,123)
Other payables, withholdings and escrows	(134,062)	(812,431)	678,369
Total other liabilities	$10,427,430	$5,901,624	$4,525,806

The $2,535,089 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date of $2,548,071.

The $678,369 increase in other payables, withholdings and escrows is primarily due to the reduction in escrow advances of $682,028.

The Company reported an increased lease liability of $587,682 as of December 31, 2020, due to signing an amended lease agreement expiring in 2027.

As of December 31, 2020, the Company had $378,046 of security purchases where the trade date and settlement date were in different financial reporting periods compared to $564 of security purchases overlapping financial reporting periods as of December 31, 2019.

The increase in mortgage loan suspense of $184,976 is primarily due to timing of principal loan payments on mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings.  Through December 31, 2020, we have received $27,119,480 from the sale of our shares.

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

In 2020, the Company paid a $0.05 per share cash dividend for a total of $393,178 and issued 791,339 shares of class A common stock in connection with a 10% stock dividend to its Class A shareholders.  The 10% stock dividend resulted in accumulated earnings being charged $8,657,249 with an offsetting credit of $8,657,249 to common stock and additional paid-in capital.

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

As of December 31, 2020, we had cash and cash equivalents totaling $40,230,095.  As of December 31, 2020, cash and cash equivalents of $23,032,499 and $15,419,108, respectively, totaling $38,451,607 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDCI of any dividend or intercompany transaction to transfer funds to FTFC.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,363,823 in 2021 without prior approval.  In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,025,933 in 2021 without prior approval.  FBLIC has paid no dividends to TLIC in 2020 and 2019.  Dividends paid by FBLIC would be eliminated in consolidation.  TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000.  Uninsured balances aggregate $32,645,110 and $18,089,331 as of December 31, 2020 and December 31, 2019, respectively.  Other funds are invested in mutual funds that invest in U.S. government securities.  We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%.  The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date.  No amounts were outstanding on this line of credit as of December 31, 2020 and December 31, 2019.

Our cash flows for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Net cash provided by (used in) operating activities	$17,444,839	$(58,047,170)	$75,492,009
Net cash provided by (used in) investing activities	15,158,709	(71,789,821)	86,948,530
Net cash provided by (used in) financing activities	(15,585,623)	123,383,556	(138,969,179)
Increase (decrease) in cash	17,017,925	(6,453,435)	23,471,360
Cash and cash equivalents, beginning of period	23,212,170	29,665,605	(6,453,435)
Cash and cash equivalents, end of period	$40,230,095	$23,212,170	$17,017,925

The $17,444,839 cash provided by operating activities and $58,047,170 cash used in operating activities for the years ended December 31, 2020 and 2019, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2020	2019	2020 less 2019
Premiums collected	$27,758,682	$23,149,802	$4,608,880
Net investment income collected	18,941,159	18,235,735	705,424
Service fees and other income collected	453,270	1,313,587	(860,317)
Death benefits paid	(8,758,651)	(5,179,442)	(3,579,209)
Surrenders paid	(1,156,546)	(1,000,447)	(156,099)
Dividends and endowments paid	(313,625)	(290,557)	(23,068)
Commissions paid	(11,337,696)	(12,287,862)	950,166
Other underwriting, insurance and acquisition expenses paid	(8,146,528)	(9,060,228)	913,700
Taxes received (paid)	(2,876,559)	1,802,214	(4,678,773)
(Increased) decreased advances to mortgage loan originator	(559,571)	506,083	(1,065,654)
Increased (decreased) deposits of pending policy applications	2,535,089	(7,359,809)	9,894,898
Increased (decreased) funds under coinsurance agreement	2,323,976	(72,491,100)	74,815,076
Increased short-term investments	(1,477,933)	(934,716)	(543,217)
Increased policy loans	(81,332)	(216,962)	135,630
Increased mortgage loan suspense	184,976	5,782,427	(5,597,451)
Other	(43,872)	(15,895)	(27,977)
Cash provided (used) in operating activities	$17,444,839	$(58,047,170)	$75,492,009

Please see the consolidated statements of cash flows for the years ended December 31, 2020 and 2019 for a summary of the components of net cash provided by (used in) investing activities and financing activities.

Our shareholders’ equity as of December 31, 2020 and 2019 is summarized as follows:

			Amount Change
	December 31, 2020	December 31, 2019	2020 less 2019

Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively, 8,909,276 and 8,050,173 issued as of December 31, 2020 and December 31, 2019, respectively, 8,661,696 and 7,802,593 outstanding as of December 31, 2020 and December 31, 2019, respectively)	89,093	$80,502	$8,591
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2020)	1,011	-	1,011
Additional paid-in capital	39,078,485	28,684,598	10,393,887
Treasury stock, at cost (247,580 shares as of December 31, 2020 and 2019)	(893,947)	(893,947)	-
Accumulated other comprehensive income	17,518,858	9,616,660	7,902,198
Accumulated earnings	14,058,712	19,930,449	(5,871,737)
Total shareholders' equity	$69,852,212	$57,418,262	$12,433,950

The increase in shareholders’ equity of $12,433,950 for the year ended December 31, 2020 is due to $7,902,198 in accumulated other comprehensive income, $3,178,690 in net income and $1,746,240 in acquisition of K-TENN Insurance Company that exceeded $393,178 in shareholders’ cash dividends.

The Company issued 791,339 shares of Class A common stock in connection with the 2020 stock dividend that resulted in accumulated earnings being charged $8,657,249 with an offsetting credit of $8,657,249 to common stock and additional paid-in capital.  The issuance of these stock dividends were non-cash investing and financing activities.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $22,216,826 and $12,192,831 as of December 31, 2020 and 2019, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments.  An increase of $9,775,829 in unrealized gains arising for year ended December 31, 2020 and 2020 net realized investment losses of $248,166 originating from the sale, calls and other-than-temporary impairments for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $10,023,995.

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

As of December 31, 2020, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.1% of total policy liabilities.  If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency.  Upon meeting certain tests, which TLIC and FBLIC met during 2020, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC.  This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios.  The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

Our marketing plan could be modified to emphasize certain product types and reduce others.  New business levels could be varied in order to find the optimum level.  We believe that our current liquidity, current bond portfolio maturity distribution and cash position give us substantial resources to administer our existing business and fund growth generated by direct sales.

The operations of TLIC and FBLIC may require additional capital contributions to meet statutory capital and surplus requirements mandated by state insurance departments.  Life insurance contract liabilities are generally long term in nature and are generally paid from future cash flows or existing assets and reserves.  We will service other expenses and commitments by: (1) using available cash, (2) dividends from TLIC and FBLIC that are limited by law to the greater of prior year net operating income or 10% of prior year‑end surplus unless specifically approved by the controlling insurance department, (3) public and private offerings of our common stock and (4) corporate borrowings, if necessary.

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator.  As of December 31, 2020, the Company has outstanding advances to this loan originator totaling $4,996,358.  The advances are secured by $8,865,235 of residential mortgage loans on real estate that are assigned to the Company.  The Company has committed to fund up to an additional $1,503,642 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2020, $766,667 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2020, $431,523 of that escrow amount is available to the Company as additional collateral on $4,996,358 of advances to the loan originator.  The remaining December 31, 2020 escrow amount of $335,144 is available to the Company as additional collateral on its investment of $67,028,720 in residential mortgage loans on real estate.

As a result of COVID-2019, which was declared a pandemic on March 11, 2020, the United States Federal, State and Local Governments, and other countries around the world have taken measures that continue to limit economic output.  Due to the decline in economic activity, the Company is faced with uncertainty as of the date of this report on its operations when considering its revenue sources and potential future liquidity needs.  Management is actively monitoring the situation and the impact to the Company’s operations.  As the pandemic continues, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs.  Consequently, the Company has adapted its operations to continue to provide and perform all business activities despite the pandemic and in accordance with the guidelines of the U.S. Centers for Disease Control and Prevention.

We are not aware of any commitments or unusual events that could materially affect our capital resources.  We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations.  We believe that our existing cash and cash equivalents as of December 31, 2020 will be sufficient to fund our anticipated operating expenses.

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

●	the effect of increased claims activity from natural or man-made catastrophes, pandemic disease (including COVID-2019) , or other events resulting in catastrophic loss of life;
●	adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities;
●	inherent uncertainties in the determination of investment allowances and impairments and in the determination of the valuation allowance on the deferred income tax asset;
●	investment losses and defaults;
●	competition in our product lines;
●	attraction and retention of qualified employees and agents;
●	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;
●	the availability, affordability and adequacy of reinsurance protection;
●	the effects of emerging claim and coverage issues;
●	the cyclical nature of the insurance business;
●	interest rate fluctuations;
●	changes in our experiences related to deferred policy acquisition costs;
●	the ability and willingness of counterparties to our reinsurance arrangements and derivative instruments to pay balances due to us;
●	impact of medical epidemics and viruses;
●	domestic or international military actions;
●	the effects of extensive government regulation of the insurance industry;
●	changes in tax and securities law;
●	changes in statutory or U.S. generally accepted accounting principles (“GAAP”), practices or policies;
●	regulatory or legislative changes or developments;
●	the effects of unanticipated events on our disaster recovery and business continuity planning;
●	failures or limitations of our computer, data security and administration systems;
●	risks of employee error or misconduct;
●	the assimilation of life insurance businesses we acquire and the sound management of these businesses and
●	the availability of capital to expand our business.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Fixed Maturity Securities

As discussed in Notes 1, 2, and 3 to the consolidated financial statements, management’s policy is to hold investments in fixed maturity securities as available-for-sale. The result of this policy is the investments are held at fair value. The Company’s investment in fixed maturity securities approximated 40% of all invested assets as of December 31, 2020. As the securities are held at fair value, management must assess securities that are in a significant unrealized loss position for other-than-temporary impairment. For these securities, management must make difficult and subjective judgements about the ability of the issuer to be able to meet its obligations under terms of the security. These judgements can have a significant impact on the Company’s reported earnings and overall business model if they should prove to be significantly inaccurate. To address this critical audit matter, we obtained an understanding of certain internal controls over the Company’s evaluation of the fair value of securities. We also performed testing over valuation in order to identify any potential impairments requiring further evaluation by management.  For any potential impairments identified, we obtained and reviewed the Company’s analysis of the security to determine if conclusions reached were appropriate.

Valuation Allowance on Mortgage Loan Loss

As discussed in Notes 1 and 5 to the consolidated financial statements, management’s policy is to establish an allowance for possible loan losses from investment in mortgage loans on real estate. This accounting policy is deemed critical due to the uncertain nature resulting from the long-term repayment periods for mortgage loans, the general economic environment, and changes in interest rates. Management has utilized historical loss information, the loan-to-value of the portfolio, and past due status in determining its overall allowance.  The use of historical information is common, however, can lead to unforeseen losses in difficult economic times. To address this critical audit matter, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s mortgages and reviewed management’s analysis of past due mortgages compared to the related allowance.

Deferred Policy Acquisition Costs

As discussed in Notes 1 and 6 to the consolidated financial statements, management’s policy is to defer and amortize commissions and other acquisition costs related to the successful production of new business in a systematic manner based on the related contract revenues or gross profits as appropriate. The accounting policy is deemed critical due to the judgement involved in management’s identification of those costs to be deferred, as well as estimation and ongoing assessment of recoverability. Management evaluates recoverability by periodically comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance.  As acquired policies mature, the Company’s analysis of the amortization of those costs will be subject to the future overall persistency and mortality of the policies. To address this critical audit matter, we engaged an actuarial professional with specialized skills and knowledge who assisted in examining, reviewing, and testing the actuarial assumptions and methods used in determining deferred acquisition costs.  In addition, we performed various analytical procedures related to this asset and the related amortization.

Value of Insurance Business Acquired

As discussed in Note 1 to the consolidated financial statements, management’s policy is to treat the value of acquired insurance in force as an intangible asset with a definite life and amortize the value over the emerging profits of the related policies. This accounting policy is deemed critical as it requires management to make difficult and subjective judgements about the recoverability of this asset. To address this critical audit matter, we engaged an actuarial professional with specialized skills and knowledge who assisted in examining, reviewing, and testing the actuarial assumptions and methods used in determining the value of insurance business acquired and the related amortization.  We also performed analytical procedures to determine appropriateness of the balance and related expense.

Future Policy Benefit Reserves

As discussed in Note 1 to the consolidated financial statements, management’s policy is to estimate future payments to, or on behalf of, policyholders based on expected mortality and morbidity utilizing the Company’s historical experience or standard industry tables. The accounting policy is deemed critical as it is based upon actuarial methodologies and assumptions that require specialized knowledge, as well as a high-degree of estimation.  Management must identify and assesses significant changes in experience or assumptions that may require the Company to provide for expected future losses by establishing premium deficiency reserves. To address this critical audit matter, we engaged an actuarial professional with specialized skills and knowledge who assisted in examining, reviewing, and testing the actuarial assumptions and methods used in determining the value of future policy benefit reserves.  In addition, we performed various analytical procedures and testing on the accuracy of the underlying policy data utilized by management in determining the reserves.

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2004.

Springfield, Illinois

March 11, 2021

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2020	December 31, 2019
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $148,431,010 and $166,760,448 as of December 31, 2020 and 2019, respectively)	$170,647,836	$178,951,324
Available-for-sale preferred stock at fair value (cost: $49,945 as of December 31, 2019)	-	51,900
Equity securities at fair value (cost: $183,219 and $180,194 as of December 31, 2020 and 2019, respectively)	203,003	201,024
Mortgage loans on real estate	174,909,062	162,404,640
Investment real estate	757,936	1,951,759
Policy loans	2,108,678	2,026,301
Short-term investments	3,309,020	1,831,087
Other long-term investments	71,025,133	71,824,480
Total investments	422,960,668	419,242,515
Cash and cash equivalents	40,230,095	23,212,170
Accrued investment income	5,370,508	5,207,823
Recoverable from reinsurers	1,234,221	1,244,733
Assets held in trust under coinsurance agreement	112,160,307	105,089,240
Agents' balances and due premiums	2,154,322	1,618,115
Deferred policy acquisition costs	44,513,669	38,005,639
Value of insurance business acquired	4,592,977	4,891,448
Other assets	10,378,502	6,424,691
Total assets	$643,595,269	$604,936,374
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$362,519,753	$363,083,838
Future policy benefits	76,673,797	65,015,390
Policy claims	2,099,548	1,399,393
Other policy liabilities	119,699	132,975
Total policy liabilities	441,412,797	429,631,596
Funds withheld under coinsurance agreement	112,681,925	105,638,974
Deferred federal income taxes	9,220,905	6,345,918
Other liabilities	10,427,430	5,901,624
Total liabilities	573,743,057	547,518,112
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 and 20,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively, 8,909,276 and 8,050,173 issued as of December 31, 2020 and December 31, 2019, respectively, 8,661,696 and 7,802,593 outstanding as of December 31, 2020 and December 31, 2019, respectively)	89,093	80,502
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2020)	1,011	-
Additional paid-in capital	39,078,485	28,684,598
Treasury stock, at cost (247,580 shares as of December 31, 2020 and 2019)	(893,947)	(893,947)
Accumulated other comprehensive income	17,518,858	9,616,660
Accumulated earnings	14,058,712	19,930,449
Total shareholders' equity	69,852,212	57,418,262
Total liabilities and shareholders' equity	$643,595,269	$604,936,374

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
Revenues
Premiums	$28,047,507	$23,125,090
Net investment income	24,084,301	24,370,040
Net realized investment gains	1,007,268	967,978
Loss on other-than-temporary impairments	(801,340)	-
Service fees	264,513	1,087,181
Other income	188,756	226,406
Total revenues	52,791,005	49,776,695
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	11,551,696	8,769,777
Death benefits	9,469,318	6,555,001
Surrenders	1,156,546	1,000,447
Interest credited to policyholders	12,276,268	11,782,286
Dividend, endowment and supplementary life contract benefits	311,868	287,946
Total benefits and claims	34,765,696	28,395,457
Policy acquisition costs deferred	(11,856,420)	(12,369,350)
Amortization of deferred policy acquisition costs	5,327,177	4,015,480
Amortization of value of insurance business acquired	298,471	294,422
Commissions	11,073,570	12,125,929
Other underwriting, insurance and acquisition expenses	9,101,717	9,095,141
Total expenses	13,944,515	13,161,622
Total benefits, claims and expenses	48,710,211	41,557,079
Income before total federal income tax expense	4,080,794	8,219,616
Current federal income tax expense	127,701	1,388,711
Deferred federal income tax expense	774,403	731,185
Total federal income tax expense	902,104	2,119,896
Net income	$3,178,690	$6,099,720
Net income per common share basic and diluted
Class A common stock	$0.3638	$0.7098
Class B common stock	$0.2707	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2020	2019
Net income	$3,178,690	$6,099,720
Other comprehensive income
Total net unrealized investment gains arising during the period	9,775,829	16,454,021
Less net realized investment gains (losses)	(248,166)	989,507
Net unrealized investment gains	10,023,995	15,464,514
Adjustment to deferred acquisition costs	21,213	29,968
Other comprehensive income before federal income tax expense	10,002,782	15,434,546
Federal income tax expense	2,100,584	3,241,255
Total other comprehensive income	7,902,198	12,193,291
Total comprehensive income	$11,080,888	$18,293,011

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2020 and 2019

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2019	$80,502	$-	$28,684,598	$(893,947)	$(2,576,631)	$13,830,729	$39,125,251
Comprehensive income:
Net income	-	-	-	-	-	6,099,720	6,099,720
Other comprehensive income	-	-	-	-	12,193,291	-	12,193,291
Balance as of December 31, 2019	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	3,178,690	3,178,690
Other comprehensive income	-	-	-	-	7,902,198	-	7,902,198
Shareholders' cash dividend	-	-	-	-	-	(393,178)	(393,178)
Shareholders' stock dividend	7,914	-	8,649,335	-	-	(8,657,249)	-
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,011)	1,011	-	-	-	-	-
Balance as of December 31, 2020	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Operating activities
Net income	$3,178,690	$6,099,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	121,240	145,488
Accretion of discount on investments	(4,989,868)	(4,636,264)
Net realized investment gains	(1,007,268)	(967,978)
Loss on other-than-temporary impairments	801,340	-
Amortization of policy acquisition cost	5,327,177	4,015,480
Policy acquisition cost deferred	(11,856,420)	(12,369,350)
Amortization of loan origination fees	33,263	25,717
Amortization of value of insurance business acquired	298,471	294,422
Allowance for mortgage loan losses	36,516	81,212
Provision for deferred federal income tax expense	774,403	731,185
Interest credited to policyholders	12,276,268	11,782,286
Change in assets and liabilities:
Policy loans	(81,332)	(216,962)
Short-term investments	(1,477,933)	(934,716)
Accrued investment income	(162,195)	(2,534,845)
Recoverable from reinsurers	10,512	1,078,424
Assets held in trust under coinsurance agreement	2,323,976	(72,491,100)
Agents' balances and due premiums	(532,221)	(199,199)
Other assets (excludes change in receivable for securities sold of ($33,600) in 2019)	(3,953,350)	4,761,321
Future policy benefits	11,507,824	8,753,883
Policy claims	700,155	297,136
Other policy liabilities	(22,488)	60,416
Other liabilities (excludes change in payable of securities purchased of $377,481 and ($393,198) in 2020 and 2019, respectively)	4,138,079	(1,823,446)
Net cash provided by (used in) operating activities	17,444,839	(58,047,170)

Investing activities
Purchases of fixed maturity securities	(4,010,067)	(65,657,914)
Maturities of fixed maturity securities	945,500	4,525,000
Sales of fixed maturity securities	21,385,624	29,175,106
Sales of preferred stock	50,000	50,000
Purchases of equity securities	(90,292)	(115,357)
Sales of equity securities	-	19,371
Acquisition of K-TENN Insurance Company	1,110,299	-
Joint venture distribution	87,267	115,286
Purchases of mortgage loans	(77,131,267)	(74,689,461)
Payments on mortgage loans	64,250,033	42,502,954
Purchases of other long-term investments	(5,788,546)	(18,605,374)
Collections on other long-term investments	11,755,897	10,899,349
Sales of real estate	2,216,780	350,817
Net change in receivable and payable for securities sold and purchased	377,481	(359,598)
Net cash provided by (used in) investing activities	15,158,709	(71,789,821)

Financing activities
Policyholders' account deposits	24,283,570	163,781,048
Policyholders' account withdrawals	(39,476,015)	(40,397,492)
Shareholders' cash dividends	(393,178)	-
Net cash provided by (used in) financing activities	(15,585,623)	123,383,556

Increase (decrease) in cash and cash equivalents	17,017,925	(6,453,435)
Cash and cash equivalents, beginning of period	23,212,170	29,665,605
Cash and cash equivalents, end of period	$40,230,095	$23,212,170

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2020 and 2019, the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and $99,218, respectively, and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Reductions in mortgage loans due to foreclosure	$797,158	$99,218
Investment real estate held-for-sale acquired through foreclosure	(797,158)	(99,218)
Net cash used in investing activities	$-	$-

In 2020, the Company issued 791,339 shares of Class A common stock in connection with a 10% share dividend payable to the holders of shares of Class A common stock of the Company as of November 12, 2020.  In conjunction with the 2020 stock dividends, the non-cash impact on investing and financing activities is summarized as follows:

Year Ended
December 31, 2020
Fair value of Class A common stock shares issued in connection with the stock dividend (791,339 shares issued in 2020)	$8,657,249

Reduction in accumulated earnings due to stock dividend	(8,657,249)
Increase in Class A common stock, par value $.01 due to stock dividend	7,914
Increase in additional paid-in-capital due to the stock dividend	8,649,335
Change in shareholders' equity due to the stock dividend	$-

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

December 31, 2020
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
December 31, 2020 and 2019

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

The Company owns 100% of TLIC.  TLIC owns 100% of FBLIC.  TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals.  TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products.  The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years.  They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee.  The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting.  The TLIC and FBLIC products are sold through independent agents.  TLIC is licensed in the states of Alabama, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas and Utah.  FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of TMC that was incorporated in 2006, and began operations in January 2007.  TMC’s primary focus changed from premium financing loans to originating, brokering and administrating residential and commercial mortgage loans for third parties.

The Company owns 100% of TAI (formerly known as Citizens American Life, Inc.).  TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States of America (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados.  TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados.  TAI was initially involved in developing life insurance and annuity contracts through an association with distribution channels but is now issuing life insurance policies and annuity contracts.  The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

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

In 2020, the Company paid a $0.05 per share cash dividend for a total of $393,178 and issued 791,339 shares of Class A common stock in connection with a 10% stock dividend to its Class A shareholders.  The 10% stock dividend resulted in accumulated earnings being charged $8,657,249 with an offsetting credit of $8,657,249 to common stock and additional paid-in capital.

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
December 31, 2020 and 2019

1.  Organization and Significant Accounting Policies (continued)

Company Recapitalization

On October 2, 2019, at the Company Annual Shareholders’ Meeting, FTFC’s shareholders approved the following proposals:

●

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
December 31, 2020 and 2019

1.  Organization and Significant Accounting Policies (continued)

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
December 31, 2020 and 2019

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

Investment real estate in buildings held for the production of income is carried at cost less accumulated depreciation.  Depreciation on investment real estate in buildings held for the production of income was calculated over an estimated useful life of 19 years.  Investment real estate in land held for both the production of income and for sale is carried at cost.  Investment real estate obtained through foreclosure on mortgage loans on real estate is carried at the lower of acquisition cost or net realizable value.

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
December 31, 2020 and 2019

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
December 31, 2020 and 2019

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

As of December 31, 2020 and 2019, there was $4,146,901 and $3,848,430, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC.  The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years: $272,004 in 2021, $229,910 in 2022, $219,350 in 2023, $201,304 in 2024 and $212,373 in 2025.

Other Assets and Other Liabilities

Other assets consist primarily of advances to mortgage loan originator, receivable for securities sold, federal and state income taxes recoverable, guaranty funds, notes receivable, prepaid assets, deposits, other receivables and property and equipment.

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
December 31, 2020 and 2019

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
December 31, 2020 and 2019

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

Net Income Per Common Share Basic and Diluted

For the year ended December 31, 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the year ended December 31, 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares.  The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

The weighted average outstanding common shares basic and diluted for the year ended December 31, 2019 were 8,593,932. These weighted average shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2020 through the date that these financial statements have been issued.

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
December 31, 2020 and 2019

1.  Organization and Significant Accounting Policies (continued)

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
December 31, 2020 and 2019

1.  Organization and Significant Accounting Policies (continued)

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

The updated guidance was effective for reporting periods beginning after December 15, 2020.  As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024. Early adoption is permitted but not elected by the Company.  With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments

Fixed Maturity, Preferred Stock and Equity Securities

Investments in fixed maturity, preferred stock and equity securities as of December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2020
Fixed maturity securities
U.S. government and U.S. government agencies	$430,735	$3,568	$-	$434,303
States and political subdivisions	8,830,403	891,285	31,932	9,689,756
Residential mortgage-backed securities	14,022	14,420	-	28,442
Corporate bonds	106,387,417	16,859,782	111,840	123,135,359
Asset-backed	2,052,174	32,908	47,813	2,037,269
Exchange traded securities	500,000	-	200	499,800
Foreign bonds	29,616,259	4,641,338	59,230	34,198,367
Certificate of deposit	600,000	24,540	-	624,540
Total fixed maturity securities	148,431,010	22,467,841	251,015	170,647,836

Equity securities
Mutual funds	91,981	-	7,739	84,242
Corporate common stock	91,238	27,523	-	118,761
Total equity securities	183,219	27,523	7,739	203,003
Total fixed maturity and equity securities	$148,614,229	$22,495,364	$258,754	$170,850,839

	December 31, 2019
Fixed maturity securities
U.S. government and U.S. government agencies	$1,679,731	$431	$11,129	$1,669,033
States and political subdivisions	9,536,120	617,063	2,252	10,150,931
Residential mortgage-backed securities	20,289	22,167	-	42,456
Corporate bonds	121,143,923	9,528,168	144,337	130,527,754
Asset-backed	2,116,056	68,395	-	2,184,451
Exchange traded securities	500,000	48,400	-	548,400
Foreign bonds	31,764,329	2,427,523	363,553	33,828,299
Total fixed maturity securities	166,760,448	12,712,147	521,271	178,951,324

Preferred stock	49,945	1,955	-	51,900

Equity securities
Mutual funds	91,981	-	2,629	89,352
Corporate common stock	88,213	23,459	-	111,672
Total equity securities	180,194	23,459	2,629	201,024
Total fixed maturity, preferred stock and equity securities	$166,990,587	$12,737,561	$523,900	$179,204,248

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2020 and 2019 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2020
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$625,098	$31,932	1
Corporate bonds	878,716	41,508	3
Asset-backed	1,047,443	47,813	3
Exchange traded securities	499,800	200	2
Foreign bonds	285,569	28,282	4
Total less than 12 months in an unrealized loss position	3,336,626	149,735	13
More than 12 months in an unrealized loss position
Corporate bonds	1,084,205	70,332	3
Foreign bonds	532,875	30,948	1
Total more than 12 months in an unrealized loss position	1,617,080	101,280	4
Total fixed maturity securities in an unrealized loss position	4,953,706	251,015	17

Equity securities (mutual funds), less than 12 months in an unrealized loss position	84,242	7,739	1

Total fixed maturity and equity securities in an unrealized loss position	$5,037,948	$258,754	$18

	December 31, 2019
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,097,626	$6,841	3
States and political subdivisions	103,007	2,252	1
Corporate bonds	3,049,765	59,915	7
Foreign bonds	345,243	7,857	1
Total less than 12 months in an unrealized loss position	4,595,641	76,865	12
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	445,943	4,288	2
Corporate bonds	1,245,410	84,422	6
Foreign bonds	1,070,459	355,696	4
Total more than 12 months in an unrealized loss position	2,761,812	444,406	12
Total fixed maturity securities in an unrealized loss position	7,357,453	521,271	24

Equity securities (mutual funds), greater than 12 months in an unrealized loss position	89,352	2,629	1

Total fixed maturity and equity securities in an unrealized loss position	$7,446,805	$523,900	$25

As of December 31, 2020, the Company held 17 available-for-sale fixed maturity securities with an unrealized loss of $251,015, fair value of $4,953,706 and amortized cost of $5,204,721.  These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2020.  The ratio of the fair value to the amortized cost of these 17 securities is 95%.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

As of December 31, 2020, the Company held one equity security with an unrealized loss of $7,739, fair value of $84,242 and cost of $91,981.  The ratio of fair value to cost of this security is 92%.

As of December 31, 2019, the Company held one equity security with an unrealized loss of $2,629, fair value of $89,352 and cost of $91,981.  The ratio of fair value to cost of this security is 97%.

Fixed maturity securities was 97% investment grade as rated by Standard & Poor’s as of December 31, 2020 and December 31, 2019.

The Company recorded one other-than-temporary impairment during 2020.  During 2020, the Company impaired its bonds in an offshore drilling company with a total par value of $850,000 as a result of continuing unrealized losses.  This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $801,340 for the year ended December 31, 2020.  This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value.  The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2020.

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

Based on management’s review, the Company experienced one other-than-temporary impairment during the year ended December 31, 2020.  There were no impairments during the year ended December 31, 2019.  Except for one other-than-temporary impairment recorded during 2020, management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2020, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019

Unrealized appreciation on available-for-sale securities	$22,216,826	$12,192,831
Adjustment to deferred acquisition costs	(41,057)	(19,844)
Deferred income taxes	(4,656,911)	(2,556,327)

Net unrealized appreciation on available-for-sale securities	$17,518,858	$9,616,660

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2020, by contractual maturity, are summarized as follows:

	December 31, 2020
	Amortized Cost	Fair Value

Due in one year or less	$2,447,947	$2,463,051
Due in one year through five years	25,300,158	27,089,443
Due after five years through ten years	44,586,011	50,363,587
Due after ten years	76,082,872	90,703,313
Due at multiple maturity dates	14,022	28,442

	$148,431,010	$170,647,836

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock available-for-sale for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2020	2019	2020	2019	2020	2019
Proceeds	$22,331,124	$33,700,106	$-	$19,371	$2,216,780	$350,817
Gross realized gains	643,593	1,289,675	-	12,372	347,039	5,158
Gross realized losses	(90,474)	(300,168)	-	-	-	(48,343)
Loss on other-than-temporary impairment	(801,340)	-	-	-	-	-

	Years Ended December 31,
	Mortgage Loans on Real Estate		Preferred Stock
	2020	2019	2020	2019
Proceeds	$6,345,816	$-	$50,000	$50,000
Gross realized gains	108,101	-	55	-
Gross realized losses	-	-	-	-
Loss on other-than-temporary impairment	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the years ended December 31, 2020 and 2019 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
	2020	2019
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$10,025,950	$15,453,194
Preferred stock	(1,955)	11,320

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	553,119	989,507
Equity securities, sale of securities	-	12,372
Equity securities, changes in fair value	(1,046)	9,284
Investment real estate	347,039	(43,185)
Mortgage loans on real estate	108,101	-
Preferred stock	55	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020	December 31, 2019

Residential mortgage loans	$163,906,373	$150,002,865

Commercial mortgage loans by property type
Apartment	-	1,604,934
Industrial	670,708	1,619,250
Lodging	290,889	729,603
Office building	4,596,331	3,676,396
Retail	5,444,761	4,771,592

Total commercial mortgage loans by property type	11,002,689	12,401,775

Total mortgage loans	$174,909,062	$162,404,640

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio).  The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio	2020	2019	2020	2019	2020	2019
Over 70% to 80%	$53,905,657	$42,607,615	$-	$274,954	$53,905,657	$42,882,569
Over 60% to 70%	50,752,236	50,158,843	1,608,934	2,320,734	52,361,170	52,479,577
Over 50% to 60%	27,493,242	28,939,576	2,391,856	1,318,536	29,885,098	30,258,112
Over 40% to 50%	13,875,675	13,160,306	786,143	2,142,354	14,661,818	15,302,660
Over 30% to 40%	7,846,306	8,023,690	1,176,419	1,800,952	9,022,725	9,824,642
Over 20% to 30%	5,538,886	3,806,361	2,774,020	1,235,799	8,312,906	5,042,160
Over 10% to 20%	3,699,228	2,677,037	2,072,994	3,308,446	5,772,222	5,985,483
10% or less	795,143	629,437	192,323	-	987,466	629,437
Total	$163,906,373	$150,002,865	$11,002,689	$12,401,775	$174,909,062	$162,404,640

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

The outstanding principal balance of mortgage loans, by the most significant states, as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Alabama	$1,205,848	0.69%	$1,150,160	0.71%
Arizona	1,111,244	0.64%	1,709,789	1.05%
Arkansas	618,038	0.35%	697,748	0.43%
California	8,054,996	4.61%	7,010,828	4.32%
Colorado	56,621	0.03%	57,431	0.04%
Connecticut	985,525	0.56%	901,101	0.55%
Delaware	520,569	0.30%	458,587	0.28%
District of Columbia	720,000	0.41%	720,000	0.44%
Florida	41,034,631	23.46%	29,921,779	18.42%
Georgia	9,918,563	5.67%	10,459,089	6.44%
Hawaii	227,068	0.13%	229,865	0.14%
Idaho	212,409	0.12%	638,967	0.39%
Illinois	5,018,145	2.87%	6,659,219	4.10%
Indiana	916,706	0.52%	1,181,493	0.73%
Kansas	375,870	0.21%	548,138	0.34%
Kentucky	-	0.00%	94,619	0.06%
Louisiana	503,787	0.29%	241,748	0.15%
Maine	126,414	0.07%	128,112	0.08%
Maryland	589,487	0.34%	757,860	0.47%
Massachusetts	2,005,130	1.15%	2,174,988	1.34%
Michigan	236,135	0.14%	192,050	0.12%
Minnesota	880,922	0.50%	32,286	0.02%
Mississippi	80,830	0.05%	81,653	0.05%
Missouri	2,283,186	1.31%	3,130,470	1.93%
Nevada	11,668	0.01%	165,092	0.10%
New Hampshire	-	0.00%	132,040	0.08%
New Jersey	8,683,341	4.96%	7,470,226	4.60%
New Mexico	80,975	0.05%	81,497	0.05%
New York	4,915,742	2.81%	3,864,479	2.38%
North Carolina	2,356,697	1.35%	3,926,787	2.42%
Ohio	4,732,716	2.71%	2,438,541	1.50%
Oklahoma	510,194	0.29%	612,075	0.38%
Oregon	563,014	0.32%	1,647,107	1.01%
Pennsylvania	637,063	0.36%	67,195	0.04%
South Carolina	728,933	0.42%	183,078	0.11%
Tennessee	4,211,195	2.41%	4,024,710	2.48%
Texas	67,127,667	38.38%	65,639,490	40.42%
Utah	2,000,000	1.14%	2,000,000	1.23%
Vermont	231,266	0.13%	241,470	0.15%
Virginia	400,502	0.23%	486,846	0.30%
Washington	325,369	0.19%	345,986	0.21%
Wisconsin	208,905	0.12%	328,573	0.20%
Mortgage loan allowance and unamortized origination fees	(498,309)	-0.30%	(428,532)	-0.26%

	$174,909,062	100%	$162,404,640	100%

There were 24 loans with a remaining principal balance of $3,979,997 that were more than 90 days past due as of December 31, 2020.  There were 23 loans with a remaining principal balance of $4,427,317 that were more than 90 days past due as of December 31, 2019.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

There were no mortgage loans in default or foreclosure as of December 31, 2020.  There were $1,691,980 of mortgage loans in default and foreclosure as of December 31, 2019 and the Company estimates that it will not incur losses on these foreclosures due to the anticipated sales prices less disposal costs exceeding the carrying values of these foreclosed mortgage loans.

During 2020 the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and transferred those properties to investment real estate held for sale.  During 2019 the Company foreclosed on residential mortgage loans of real estate totaling $99,218 and transferred those properties to investment real estate held for sale.

The principal balances of the 1,260 residential mortgage loans owned by the Company as of December 31, 2020 that aggregated to $163,906,373 ranged from a low of $262 to a high of $974,550 and the interest rates ranged from 3.43% to 25.64%.  The principal balances of the 28 commercial (includes industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2020 that aggregated to $11,002,689 ranged from a low of $9,293 to a high of $2,000,000 and the interest rates ranged from 6.21% to 10.51%.

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

There are allowances for losses on mortgage loans of $541,894 and $505,378 as of December 31, 2020 and 2019, respectively.  As of December 31, 2020, $766,667 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.  As of December 31, 2019, $798,753 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2020 and 2019 the Company did not experience any impairment on mortgage loan investments.

Investment real estate

On November 16, 2020, TLIC sold a 20,000 square feet office building and approximately three acres of land located in Topeka, Kansas with an aggregate carrying value of $1,078,037.  The Company recorded a gross realized investment gain on sale of $240,374 based on an aggregate sales price of $1,318,411.

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2020 the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and transferred those properties to investment real estate held for sale.  During 2020, the Company sold investment real estate property with an aggregate carrying value of $791,704.  The Company recorded a gross realized investment gain on sale of $106,665 based on an aggregate sales price of $898,369.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

The Company’s investment real estate as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019
Land - held for the production of income	$-	$213,160
Land - held for investment	540,436	745,155
Total land	540,436	958,315
Building - held for the production of income	-	2,267,557
Less - accumulated depreciation	-	(1,486,159)
Buildings net of accumulated depreciation	-	781,398
Residential real estate - held for sale	217,500	212,046
Total residential real estate	217,500	212,046
Investment real estate, net of accumulated depreciation	$757,936	$1,951,759

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $71,025,133 and $71,824,480 as of December 31, 2020 and 2019, respectively.  The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price.  Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2020 are summarized as follows:

	December 31, 2020
	Amortized Cost	Fair Value

Due in one year or less	$11,650,859	$11,907,881
Due in one year through five years	35,471,691	40,458,580
Due after five years through ten years	17,207,454	23,489,469
Due after ten years	6,695,129	13,408,316

	$71,025,133	$89,264,246

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

2.  Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage
Arizona	$418,672	0.59%	$450,573	0.63%
California	7,361,932	10.37%	7,772,309	10.82%
Colorado	-	0.00%	41,000	0.06%
Connecticut	2,649,985	3.73%	2,670,153	3.72%
Florida	49,470	0.07%	92,145	0.13%
Georgia	4,245,463	5.98%	4,003,717	5.57%
Illinois	727,077	1.02%	458,280	0.64%
Indiana	5,927,346	8.35%	5,398,417	7.52%
Maine	157,136	0.22%	146,290	0.20%
Massachusetts	16,519,603	23.26%	15,481,300	21.55%
Michigan	247,786	0.35%	264,403	0.37%
Missouri	91,881	0.13%	100,406	0.14%
New Jersey	429,240	0.60%	175,493	0.24%
New York	23,089,597	32.51%	24,807,063	34.54%
Ohio	4,298,468	6.05%	4,775,235	6.65%
Oregon	112,728	0.16%	144,013	0.20%
Pennsylvania	1,632,023	2.30%	1,753,190	2.44%
Texas	2,479,933	3.49%	2,673,036	3.72%
Virginia	59,759	0.08%	70,671	0.10%
Vermont	247,065	0.35%	259,677	0.36%
Washington	279,969	0.39%	287,109	0.40%

	$71,025,133	100.00%	$71,824,480	100.00%

Major categories of net investment income for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
	2020	2019

Fixed maturity securities	$7,159,792	$7,419,650
Preferred stock and equity securities	103,037	131,823
Other long-term investments	5,166,428	4,860,323
Mortgage loans	14,651,491	13,544,895
Policy loans	153,316	137,492
Real estate	252,047	269,123
Short-term and other investments	101,129	637,999

Gross investment income	27,587,240	27,001,305

Investment expenses	(3,502,939)	(2,631,265)

Net investment income	$24,084,301	$24,370,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes U.S. Government and agency, mortgage-backed debt securities, state and political subdivision securities, corporate debt securities, asset-backed, exchange traded securities, foreign debt securities and certificate of deposit.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

3.  Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2020
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$434,303	$-	$434,303
States and political subdivisions	-	9,689,756	-	9,689,756
Residential mortgage-backed securities	-	28,442	-	28,442
Corporate bonds	-	123,135,359	-	123,135,359
Asset-backed	-	2,037,269	-	2,037,269
Exchange traded securities	-	499,800	-	499,800
Foreign bonds		34,198,367		34,198,367
Certificate of deposit	-	624,540	-	624,540
Total fixed maturity securities	$-	$170,647,836	$-	$170,647,836

Equity securities
Mutual funds	$-	$84,242	$-	$84,242
Corporate common stock	51,629	-	67,132	118,761
Total equity securities	$51,629	$84,242	$67,132	$203,003

	December 31, 2019
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$1,669,033	$-	$1,669,033
States and political subdivisions	-	10,150,931	-	10,150,931
Residential mortgage-backed securities	-	42,456	-	42,456
Corporate bonds	-	130,527,754	-	130,527,754
Asset-backed	-	2,184,451	-	2,184,451
Exchange traded securities	-	548,400	-	548,400
Foreign bonds	-	33,828,299	-	33,828,299
Total fixed maturity securities	$-	$178,951,324	$-	$178,951,324

Preferred stock, available-for-sale	$51,900	$-	$-	$51,900

Equity securities
Mutual funds	$-	$89,352	$-	$89,352
Corporate common stock	47,565	-	64,107	111,672
Total equity securities	$47,565	$89,352	$64,107	$201,024

As of December 31, 2020 and 2019, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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
December 31, 2020 and 2019

3.  Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity and preferred stock available-for-sale and equity securities are primarily based on prices supplied by a third party investment service.  The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources.  Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy.  The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed, exchange traded securities, foreign bonds and certificate of deposit.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019

Beginning balance	$64,107	$64,036
Joint venture net income	90,292	115,357
Joint venture distribution	(87,267)	(115,286)
Ending balance	$67,132	$64,107

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

3.  Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2020 and 2019, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2020
Financial assets
Mortgage loans on real estate
Commercial	$11,002,689	$11,085,406	$-	$-	$11,085,406
Residential	163,906,373	184,802,993	-	-	184,802,993
Policy loans	2,108,678	2,108,678	-	-	2,108,678
Short-term investments	3,309,020	3,309,020	3,309,020	-	-
Other long-term investments	71,025,133	89,264,246	-	-	89,264,246
Cash and cash equivalents	40,230,095	40,230,095	40,230,095	-	-
Accrued investment income	5,370,508	5,370,508	-	-	5,370,508
Total financial assets	$296,952,496	$336,170,946	$43,539,115	$-	$292,631,831

Financial liabilities
Policyholders' account balances	$362,519,753	$380,666,901	$-	$-	$380,666,901
Policy claims	2,099,548	2,099,548	-	-	2,099,548
Total financial liabilities	$364,619,301	$382,766,449	$-	$-	$382,766,449

	December 31, 2019
Financial assets
Mortgage loans on real estate
Commercial	$12,401,775	$12,280,704	$-	$-	$12,280,704
Residential	150,002,865	152,443,349	-	-	152,443,349
Policy loans	2,026,301	2,026,301	-	-	2,026,301
Short-term investments	1,831,087	1,831,087	1,831,087	-	-
Other long-term investments	71,824,480	88,235,019	-	-	88,235,019
Cash and cash equivalents	23,212,170	23,212,170	23,212,170	-	-
Accrued investment income	5,207,823	5,207,823	-	-	5,207,823
Total financial assets	$266,506,501	$285,236,453	$25,043,257	$-	$260,193,196

Financial liabilities
Policyholders' account balances	$363,083,838	$355,557,123	$-	$-	$355,557,123
Policy claims	1,399,393	1,399,393	-	-	1,399,393
Total financial liabilities	$364,483,231	$356,956,516	$-	$-	$356,956,516

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses.  For both residential and commercial mortgage loans, the discount rate used was indexed to the LIBOR yield curve adjusted for an appropriate credit spread.

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

4.  Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations.  As of December 31, 2020 and 2019, these required deposits had amortized costs that totaled $4,464,398 and $4,434,662, respectively.  As of December 31, 2020 and 2019, these required deposits had fair values that totaled $4,531,967 and $4,468,783, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

5.  Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2020, $766,667 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2020, $431,523 of that escrow amount is available to the Company as additional collateral on $4,996,358 of advances to the loan originator.  The remaining December 31, 2020 escrow amount of $335,144 is available to the Company as additional collateral on its investment of $67,028,720 in residential mortgage loans on real estate.  In addition, the Company has an additional $541,894 allowance for possible loan losses in the remaining $107,880,342 of investments in mortgage loans on real estate as of December 31, 2020.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2020 and 2019 are summarized as follows (excluding $67,028,720 and $61,757,602 of mortgage loans on real estate as of December 31, 2020 and 2019, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2020	2019	2020	2019	2020	2019
Allowance, beginning	$443,057	$374,209	$62,321	$49,957	$505,378	$424,166
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	43,547	68,848	(7,031)	12,364	36,516	81,212
Allowance, ending	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$96,877,653	$88,245,263	$11,002,689	$12,401,775	$107,880,342	$100,647,038

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

6.  Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Balance, beginning of year	$38,005,639	$29,681,737
Capitalization of commissions, sales and issue expenses	11,856,420	12,369,350
Amortization	(5,327,177)	(4,015,480)
Deferred acquisition costs allocated to investments	(21,213)	(29,968)

Balance, end of year	$44,513,669	$38,005,639

7.  Federal Income Taxes

FTFC filed 2019 and 2018 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC since all companies had been members of a consolidated group for five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2020 and 2019, respectively, is summarized as follows:

	Years Ended December 31,
	2020	2019
Expected tax expense	$856,967	$1,726,119

Capital gain taxes	152,306	14,536
Net operating losses	44,547	207,580
Future policy benefits	9,011	208,197
Reinsurance recoverable	6,813	(205,559)
Alternative minimum taxes	-	164,432
Adjustment of prior years' taxes	(46,466)	(54,793)
Difference in book versus tax basis of available-for-sale securities	(179,854)	9,721
Other	58,780	49,663

Total income tax expense	$902,104	$2,119,896

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

7.  Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Deferred tax liabilities:
Net unrealized investment gains	$4,656,911	$2,556,327
Deferred policy acquisition costs	7,775,267	6,463,579
Value of insurance business acquired	964,525	1,027,204
Reinsurance recoverable	248,175	241,362
Due premiums	87,937	30,800
Investment real estate	23,425	40,627
Available-for-sale fixed maturity securities	-	78,207
Other	18,635	13,544
Total deferred tax liabilities	13,774,875	10,451,650
Deferred tax assets:
Policyholders' account balances and future policy benefits	3,591,696	3,181,433
Net operating loss carryforward	679,303	774,003
Mortgage loans	104,645	89,992
Available-for-sale fixed maturity securities	100,582	-
Policy claims	32,494	16,366
Available-for-sale equity securities	20,864	21,056
Unearned investment income	14,978	13,105
Dividend liability	9,408	9,777
Total deferred tax assets	4,553,970	4,105,732
Net deferred tax liabilities	$9,220,905	$6,345,918

FTFC has net operating loss carryforwards of $2,700,063 expiring in 2027 through 2033.  During 2020, FTFC utilized $985,666 of the net operating loss carryforward existing as of January 1, 2020 to offset 2020 federal taxable income.  During 2019, FTFC utilized $596,123 of the net operating loss carryforward existing as of January 1, 2019 to offset 2019 federal taxable income.  TLIC generated $534,713 of net operating losses during 2020 and due to the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) this 2020 operating loss is available to be carried back five years to offset prior taxes incurred utilizing the statutory tax rate in effect for the year of the carryback.  This $534,713 net operating loss is also fully available to offset future TLIC taxable income and does not expire.

The Company has no known uncertain tax benefits within its provision for income taxes.  In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts.  The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2017 through 2020 U.S. federal tax years are subject to income tax examination by tax authorities.  The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

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

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2020 and 2019 are summarized as follows:

	2020	2019

Premiums assumed	$3,023,178	$1,777,449
Commissions and expense allowances assumed	1,494,464	1,413,057
Benefits assumed	88,171	8,001
Reserve credits assumed	2,944,668	1,279,582
In force amount assumed	56,417,493	41,056,032

Premiums ceded	2,130,523	71,936,037
Commissions and expense allowances ceded	80,383	2,670,202
Benefits ceded	2,234,094	1,208,109
Reserve credits ceded	104,593,282	103,142,179
In force amount ceded	57,739,638	43,641,121

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
December 31, 2020 and 2019

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

9.  Leases

The Company leases 7,302 square feet of office space in Tulsa, Oklahoma.  The current lease began on October 1, 2015 and ended on September 30, 2020.  The Company signed an amended lease agreement effective August 1, 2020 and ending on September 30, 2027.  The amended lease agreement provides for the expansion of the existing premises from 6,769 square feet to 7,302 square feet.  The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $85,198 and $97,489 for the years ended December 31, 2020 and 2019, respectively.

In accordance with the current lease, the Company was provided an allowance of $54,152 for leasehold improvements.  For the amended lease, the Company was provided but has not received a cash allowance of $77,000 for leasehold improvements.  The leasehold improvement allowance is amortized over the non-cancellable lease term and reduced rent expense by $8,123 and $10,830 for the years ended December 31, 2020 and 2019, respectively.  The future minimum lease payments to be paid under the non-cancellable lease agreement are $113,747, $116,029, $118,365, $120,720 and $123,130 for the years 2021, 2022, 2023, 2024 and 2025, respectively.

On November 16, 2020, TLIC sold a 20,000 square feet office building and approximately three acres of land located in Topeka, Kansas with an aggregate carrying value of $1,078,037.  The Company recorded a gross realized investment gain on sale of $240,374 based on an aggregate sales price of $1,318,411.  The lease agreements discussed below were conveyed to the purchaser of the office building and land on November 16, 2020.

Prior to November 16, 2020, TLIC executed a 10,000 square feet lease agreement for five years effective June 1, 2016 through May 31, 2021, with an option for an additional five years from June 1, 2021 through May 31, 2026.  Beginning June 1, 2021, the lessee can terminate the lease with a 120 day written notice.  The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee.  Starting July 1, 2016, the lease agreement includes an $88,833 tenant improvement allowance that is amortized over 59 months with interest at 5.00%.  The monthly lease payments are $18,508 from June 1, 2018 through May 31, 2019, $18,584 from June 1, 2019 through May 31, 2020 and $18,578 from June 1, 2020 through November 16, 2020.

Prior to November 16, 2020, TLIC renewed a lease agreement on 2,500 square feet of the Topeka, Kansas office building on September 1, 2015 to run through August 31, 2017 with an option for an additional three years through August 31, 2020.  TLIC renewed the lease agreement effective September 1, 2020.  This lease will run from September 1, 2020 to August 31, 2028 with an option for an additional 2 years through August 31, 2030.  Beginning September 1, 2028, the lessee can terminate the lease with a 90-day written notice.  The terms of the lease leave TLIC responsible for paying real estate taxes, building insurance and building and ground maintenance with partial reimbursement from the lessee.  The renewal lease agreement includes a $34,507 tenant improvement allowance that beginning September 1, 2020 is amortized over 96 months with interest at 5.00%.  The lease payments are $4,293 from September 1, 2018 through August 31, 2019, $4,310 from September 1, 2019 through August 31, 2020 and $4,433 from September 1, 2020 through November 16, 2020.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

10.   Shareholders’ Equity and Statutory Accounting Practices

TLIC is domiciled in Oklahoma and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the OID.  FBLIC is domiciled in Missouri and prepares its statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the MDCI.  Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.  Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income (loss) for TLIC amounted to ($1,526,638) and $652,807 for the years ended December 31, 2020 and 2019, respectively.  The statutory capital and surplus of TLIC was $13,638,231 and $12,451,837 as of December 31, 2020 and 2019, respectively.  The statutory net income (loss) for FBLIC amounted to $799,751 and ($2,150,286) for the years ended December 31, 2020 and 2019, respectively.  The statutory capital and surplus of FBLIC was $10,259,330 and $9,185,113 as of December 31, 2020 and 2019, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance.  The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.  Cash dividends may only be paid out of surplus derived from realized net profits.  Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,363,823 in 2021 without prior approval.  In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,025,933 in 2021 without prior approval.  FBLIC paid no dividends to TLIC in 2020 and 2019.  These dividends would be eliminated in consolidation.  TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

11.  Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment.  Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended December 31,
	2020	2019
Revenues:
Life insurance operations	$32,236,531	$27,170,994
Annuity operations	19,724,655	21,931,249
Corporate operations	829,819	674,452

Total	$52,791,005	$49,776,695

Income before income taxes:
Life insurance operations	$337,686	$2,333,441
Annuity operations	2,986,150	5,397,194
Corporate operations	756,958	488,981

Total	$4,080,794	$8,219,616

Depreciation and amortization expense:
Life insurance operations	$4,733,751	$3,663,864
Annuity operations	1,046,400	817,243

Total	$5,780,151	$4,481,107

	December 31,
	2020	2019
Assets:
Life insurance operations	$120,484,734	$99,612,420
Annuity operations	518,257,307	500,738,949
Corporate operations	4,853,228	4,585,005
Total	$643,595,269	$604,936,374

12.    Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments.  The Company maintains cash and cash equivalents at multiple institutions.  The Federal Deposit Insurance Corporation insures accounts up to $250,000.  Uninsured balances aggregate $32,645,110 as of December 31, 2020. Other funds are invested in mutual funds that invest in U.S. government securities.  The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss.  The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

13.   Contingent Liabilities

A lawsuit filed by the Company and Chairman, President and Chief Executive Officer, Gregg E. Zahn, in 2013 against former Company Board of Directors member Wayne Pettigrew and Mr. Pettigrew's company, Group & Pension Planners, Inc. (the "Defendants"), originally concluded on February 17, 2017. The lawsuit was filed in the District Court of Tulsa County, Oklahoma.  In the lawsuit, the Company alleged that Mr. Pettigrew had defamed the Company by making untrue statements to certain shareholders of the Company, to the press and to regulators of the state of Oklahoma and had breached his fiduciary duties.  Mr. Pettigrew denied the allegations.

The jury originally concluded that Mr. Pettigrew, while still a member of the Company’s Board of Directors, did, in fact, make untrue statements regarding the Company and Mr. Zahn and committed breaches of his fiduciary duties to the Company and the jury awarded the Company $800,000 of damages against Mr. Pettigrew.  In addition, the jury found that Mr. Pettigrew had defamed Mr. Zahn and intentionally inflicted emotional distress on Mr. Zahn and awarded Mr. Zahn $3,500,000 of damages against Mr. Pettigrew.  In addition to the original damages awarded by the jury, the Company and Mr. Zahn began to aggressively communicate the correction of the untrue statements to outside parties.

Mr. Pettigrew appealed this decision.  In February 2020, the Court of Civil Appeals of the state of Oklahoma reversed the judgments entered by the trial court and remanded the case for a new trial. The Court of Appeals reversal, however, was not final.  The Company filed a Petition for Certiorari with the Oklahoma Supreme Court to request that it reverse and vacate the decision of the Court of Appeals.  In December 2020, the Oklahoma Supreme Court declined to grant certiorari and remanded that the case be retried in the District Court of Tulsa County, Oklahoma.

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
December 31, 2020 and 2019

15.  Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2020 and 2019 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Year Ended December 31, 2020

Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	7,722,905	(16,758)	7,706,147

Less amounts reclassified from accumulated other comprehensive income, net of tax	(196,051)	-	(196,051)
Other comprehensive income	7,918,956	(16,758)	7,902,198
Balance as of December 31, 2020	$17,551,279	$(32,421)	$17,518,858

	Year Ended December 31, 2019

Balance as of January 1, 2019	$(2,584,643)	$8,012	$(2,576,631)
Other comprehensive income before reclassifications, net of tax	12,998,677	(23,675)	12,975,002
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	781,711	-	781,711
Other comprehensive income	12,216,966	(23,675)	12,193,291
Balance as of December 31, 2019	$9,632,323	$(15,663)	$9,616,660

The pretax components of the Company’s other comprehensive income and the related income tax expense (benefit) for each component for the years ended December 31, 2020 and 2019 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2020
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$9,775,829	$2,052,924	$7,722,905

Reclassification adjustment for net losses included in operation	(248,166)	(52,115)	(196,051)
Net unrealized gains on investments	10,023,995	2,105,039	7,918,956
Adjustment to deferred acquisition costs	(21,213)	(4,455)	(16,758)
Total other comprehensive income	$10,002,782	$2,100,584	$7,902,198

	Year Ended December 31, 2019
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$16,454,021	$3,455,344	$12,998,677
Reclassification adjustment for net gains included in operation having no credit losses	989,507	207,796	781,711
Net unrealized gains on investments	15,464,514	3,247,548	12,216,966
Adjustment to deferred acquisition costs	(29,968)	(6,293)	(23,675)
Total other comprehensive income	$15,434,546	$3,241,255	$12,193,291

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

15.  Other Comprehensive Income and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2020	2019
Realized gains (losses) on sales of securities (a)	$(248,166)	$989,507
Income tax expense (benefit) (b)	(52,115)	207,796
Total reclassification adjustments	$(196,051)	$781,711

(a) These items appear within net realized investment gains and loss on other-than-temporary impairments in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

16. Line of Credit

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%.  The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date.  No amounts were outstanding on this line of credit as of December 31, 2020 and December 31, 2019.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2020.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

3.3	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

10.1	Lease Agreement, incorporated by reference as Exhibit 10.2 to the Company’s Registration Statement on Form 10SB12G filed April 30, 2007.

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

10.6	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.7	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.8	Amendment to Employment Agreement of Gregg E. Zahn, President, dated April 9, 2013, incorporated by reference as Exhibit 10.20 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.9	Employment Agreement of Jeffrey J. Wood, dated April 9, 2013, incorporated by reference as Exhibit 10.21 of the Company’s Current Report on Form 8-K filed April 11, 2013.

10.10	Employment Agreement of Jeffrey J. Wood, dated December 23, 2015, incorporated by reference as Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 28, 2015.

10.11	Amendment to Employment Agreement of Jeffrey J. Wood, dated February 26, 2016, incorporated by reference as Exhibit 10.25 of the Company’s Current Report on Form 8-K filed February 29, 2016.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

10.12	Amendment to Employment Agreement of Gregg E. Zahn, President, dated September 5, 2017, incorporated by reference as Exhibit 10.26 of the Company’s Current Report on Form 8-K filed September 8, 2017.

10.13	Employment Agreement of William S. Lay, dated December 6, 2018, incorporated by reference as Exhibit 10.27 of the Company’s Current Report on Form 8-K filed December 7, 2018.

10.14	Amendment to Employment Agreement of Jeffrey J. Wood, dated March 14, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

10.15	2019 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

FIRST TRINITY FINANCIAL CORPORATION

Date March 11, 2021	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 11, 2021	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 11, 2021
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 11, 2021
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 11, 2021
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 11, 2021
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 11, 2021
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 11, 2021
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 11, 2021
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 11, 2021
Gary L. Sherrer, Director