Form 10-Q
period 2021-03-31
First Trinity Financial CORP
filed 2021-05-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2021

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2021, the registrant had 8,661,696 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2021

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $149,916,924 and $148,431,010 as of March 31, 2021 and December 31, 2020, respectively)	$165,372,668	$170,647,836
Equity securities at fair value (cost: $179,165 and $183,219 as of March 31, 2021 and December 31, 2020, respectively)	213,304	203,003
Mortgage loans on real estate	170,286,596	174,909,062
Investment real estate	1,216,523	757,936
Policy loans	2,081,550	2,108,678
Short-term investments	3,305,063	3,309,020
Other long-term investments	69,894,673	71,025,133
Total investments	412,370,377	422,960,668
Cash and cash equivalents	45,484,553	40,230,095
Accrued investment income	5,214,481	5,370,508
Recoverable from reinsurers	1,164,509	1,234,221
Assets held in trust under coinsurance agreement	108,742,758	112,160,307
Agents' balances and due premiums	2,041,515	2,154,322
Deferred policy acquisition costs	45,569,048	44,513,669
Value of insurance business acquired	4,517,808	4,592,977
Other assets	12,686,211	10,378,502
Total assets	$637,791,260	$643,595,269
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$370,483,377	$362,519,753
Future policy benefits	78,789,343	76,673,797
Policy claims	1,873,862	2,099,548
Other policy liabilities	125,960	119,699
Total policy liabilities	451,272,542	441,412,797
Funds withheld under coinsurance agreement	108,665,787	112,681,925
Deferred federal income taxes	7,745,590	9,220,905
Other liabilities	6,044,611	10,427,430
Total liabilities	573,728,530	573,743,057
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 8,909,276 issued as of March 31, 2021 and December 31, 2020, 8,661,696 outstanding as of March 31, 2021 and December 31, 2020)	89,093	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2021 and December 31, 2020)	1,011	1,011
Additional paid-in capital	39,078,485	39,078,485
Treasury stock, at cost (247,580 shares as of March 31, 2021 and December 31, 2020 )	(893,947)	(893,947)
Accumulated other comprehensive income	12,190,028	17,518,858
Accumulated earnings	13,598,060	14,058,712
Total shareholders' equity	64,062,730	69,852,212
Total liabilities and shareholders' equity	$637,791,260	$643,595,269

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$6,979,876	$6,365,876
Net investment income	6,148,842	6,269,843
Net realized investment gains	52,095	23,502
Service fees	97,987	10,871
Other income	13,774	13,414
Total revenues	13,292,574	12,683,506
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,156,185	2,641,119
Death benefits	3,523,718	1,611,780
Surrenders	348,906	410,364
Interest credited to policyholders	3,118,535	3,063,245
Dividend, endowment and supplementary life contract benefits	71,910	82,699
Total benefits and claims	9,219,254	7,809,207
Policy acquisition costs deferred	(2,829,473)	(2,384,968)
Amortization of deferred policy acquisition costs	1,789,823	1,213,274
Amortization of value of insurance business acquired	75,169	79,974
Commissions	2,872,583	2,308,163
Other underwriting, insurance and acquisition expenses	2,684,662	2,641,472
Total expenses	4,592,764	3,857,915
Total benefits, claims and expenses	13,812,018	11,667,122
Income (loss) before total federal income tax expense (benefit)	(519,444)	1,016,384
Current federal income tax expense	-	46,575
Deferred federal income tax expense (benefit)	(58,792)	180,553
Total federal income tax expense (benefit)	(58,792)	227,128
Net income (loss)	$(460,652)	$789,256
Net income (loss) per common share basic and diluted
Class A common stock	$(0.0527)	$0.0902
Class B common stock	$(0.0448)	$0.0767

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(460,652)	$789,256
Other comprehensive loss
Total net unrealized losses arising during the period	(6,723,431)	(13,171,272)
Less net realized investment gains having no credit losses	37,651	61,919
Net unrealized losses	(6,761,082)	(13,233,191)
Less adjustment to deferred acquisition costs	(15,729)	(21,855)
Other comprehensive loss before income tax benefit	(6,745,353)	(13,211,336)
Income tax benefit	(1,416,523)	(2,774,380)
Total other comprehensive loss	(5,328,830)	(10,436,956)
Total comprehensive loss	$(5,789,482)	$(9,647,700)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income (loss):
Net income	-	-	-	-	-	789,256	789,256
Other comprehensive loss	-	-	-	-	(10,436,956)	-	(10,436,956)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,011)	1,011	-	-	-	-	-
Balance as of March 31, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$(820,296)	$20,719,705	$49,516,802

Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income (loss):
Net loss	-	-	-	-	-	(460,652)	(460,652)
Other comprehensive loss	-	-	-	-	(5,328,830)	-	(5,328,830)
Balance as of March 31, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$12,190,028	$13,598,060	$64,062,730

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$(460,652)	$789,256
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for depreciation	-	36,372
Accretion of discount on investments	(1,313,702)	(1,253,547)
Net realized investment gains	(52,095)	(23,502)
Amortization of policy acquisition cost	1,789,823	1,213,274
Policy acquisition cost deferred	(2,829,473)	(2,384,968)
Amortization of loan origination fees	4,562	5,117
Amortization of value of insurance business acquired	75,169	79,974
Allowance for mortgage loan losses	(30,714)	(1,860)
Provision for deferred federal income tax expense (benefit)	(58,792)	180,553
Interest credited to policyholders	3,118,535	3,063,245
Change in assets and liabilities:
Policy loans	27,128	(60,256)
Short-term investments	3,957	(1,785)
Accrued investment income	156,027	(140,235)
Recoverable from reinsurers	69,712	(2,211,023)
Assets held in trust under coinsurance agreement	814,210	4,798,048
Agents' balances and due premiums	112,807	(358,507)
Other assets	(2,307,709)	(4,593,135)
Future policy benefits	2,115,546	2,641,978
Policy claims	(225,686)	(260,131)
Other policy liabilities	6,261	(57,266)
Other liabilities (exclude change in payable for securities purchased of ($27,262) and $575,435 in 2021 and 2020, respectively)	(4,355,557)	(493,625)
Net cash provided by (used in) operating activities	(3,340,643)	967,977

Investing activities
Purchases of fixed maturity securities	(4,004,267)	(1,005,000)
Maturities of fixed maturity securities	400,000	200,000
Sales of fixed maturity securities	2,019,079	5,350,987
Purchases of equity securities	(14,640)	(29,220)
Acquisition of K-TENN Insurance Company	-	1,110,299
Sales of equity securities	88	-
Joint venture distribution	18,695	27,039
Purchases of mortgage loans	(14,954,163)	(19,403,227)
Payments on mortgage loans	19,311,674	14,244,785
Purchases of other long-term investments	(882,027)	(3,258,188)
Payments on other long-term investments	3,295,634	3,284,263
Net change in receivable and payable for securities sold and purchased	(27,262)	575,435
Net cash provided by investing activities	5,162,811	1,097,173

Financing activities
Policyholders' account deposits	11,445,347	1,769,421
Policyholders' account withdrawals	(8,013,057)	(10,318,588)
Net cash provided by (used in) financing activities	3,432,290	(8,549,167)

Increase (decrease) in cash and cash equivalents	5,254,458	(6,484,017)
Cash and cash equivalents, beginning of period	40,230,095	23,212,170
Cash and cash equivalents, end of period	$45,484,553	$16,728,153

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2021 and 2020, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and $744,091, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Reductions in mortgage loans due to foreclosure	$458,587	$744,091
Investment real estate held-for-sale acquired through foreclosure	(458,587)	(744,091)
Net cash used in investing activities	$-	$-

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
March 31, 2021
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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Alabama, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, Utah and West Virginia. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

The Company owns 100% of TMC that was incorporated in 2006, and began operations in January 2007. TMC’s primary focus changed during 2020 from premium financing loans to originating, brokering and administrating residential and commercial mortgage loans for third parties.

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
March 31, 2021
(Unaudited)

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
March 31, 2021
(Unaudited)

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2020.

Management continues to actively monitor the COVID-2019 pandemic, the new variants of the virus and the impact of the viruses on the Company’s operations. Although there appears to be recoveries in economic activity and output especially in the United States with the introduction of and inoculations of vaccines, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs. The Company continues to adapt its operations and provide and perform all business activities despite the viruses and operates under the guidelines of the U.S. Centers for Disease Control and Prevention.

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

Common Stock

Class A and Class B common stock are both fully paid, non-assessable and has a par value of $.01 per share.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to March 31, 2021 through the date that these financial statements have been issued.

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
March 31, 2021
(Unaudited)

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The Company adopted this guidance in first quarter 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale and equity securities as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2021 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$430,000	$2,846	$-	$432,846
States and political subdivisions	8,814,725	672,531	54,313	9,432,943
Residential mortgage-backed securities	13,564	15,373	-	28,937
Corporate bonds	108,592,263	11,701,756	37,653	120,256,366
Asset-backed securities	1,775,713	46,039	8,301	1,813,451
Exchange traded securities	500,000	24,600	-	524,600
Foreign bonds	29,190,659	3,099,073	26,615	32,263,117
Certificate of deposits	600,000	20,408	-	620,408
Total fixed maturity securities	149,916,924	15,582,626	126,882	165,372,668

Equity securities
Mutual funds	91,981	-	11,971	80,010
Corporate common stock	87,184	46,110	-	133,294
Total equity securities	179,165	46,110	11,971	213,304
Total fixed maturity and equity securities	$150,096,089	$15,628,736	$138,853	$165,585,972

	December 31, 2020
Fixed maturity securities
U.S. government and U.S. government agencies	$430,735	$3,568	$-	$434,303
States and political subdivisions	8,830,403	891,285	31,932	9,689,756
Residential mortgage-backed securities	14,022	14,420	-	28,442
Corporate bonds	106,387,417	16,859,782	111,840	123,135,359
Asset-backed securities	2,052,174	32,908	47,813	2,037,269
Exchange traded securities	500,000	-	200	499,800
Foreign bonds	29,616,259	4,641,338	59,230	34,198,367
Certificate of deposits	600,000	24,540	-	624,540
Total fixed maturity securities	148,431,010	22,467,841	251,015	170,647,836

Equity securities
Mutual funds	91,981	-	7,739	84,242
Corporate common stock	91,238	27,523	-	118,761
Total equity securities	183,219	27,523	7,739	203,003
Total fixed maturity and equity securities	$148,614,229	$22,495,364	$258,754	$170,850,839

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2021 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$705,479	$54,313	2
Corporate bonds	2,116,900	12,155	7
Foreign bonds	788,430	26,615	2
Total less than 12 months in an unrealized loss position	3,610,809	93,083	11
More than 12 months in an unrealized loss position
Corporate bonds	1,076,776	25,498	3
Asset-backed	372,062	8,301	1
Total more than 12 months in an unrealized loss position	1,448,838	33,799	4
Total fixed maturity securities in an unrealized loss position	5,059,647	126,882	15
Equity securities (mutual funds), less than 12 months in an unrealized loss position	80,010	11,971	1
Total fixed maturity and equity securities in an unrealized loss position	$5,139,657	$138,853	$16

	December 31, 2020
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$625,098	$31,932	1
Corporate bonds	878,716	41,508	3
Asset-backed	1,047,443	47,813	3
Exchange traded securities	499,800	200	2
Foreign bonds	285,569	28,282	4
Total less than 12 months in an unrealized loss position	3,336,626	149,735	13
More than 12 months in an unrealized loss position
Corporate bonds	1,084,205	70,332	3
Foreign bonds	532,875	30,948	1
Total more than 12 months in an unrealized loss position	1,617,080	101,280	4
Total fixed maturity securities in an unrealized loss position	4,953,706	251,015	17
Equity securities (mutual funds), less than 12 months in an unrealized loss position	84,242	7,739	1
Total fixed maturity and equity securities in an unrealized loss position	$5,037,948	$258,754	$18

As of March 31, 2021, the Company held 15 available-for-sale fixed maturity securities with an unrealized loss of $126,882, fair value of $5,059,647 and amortized cost of $5,186,529. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2021. The ratio of the fair value to the amortized cost of these 15 securities is 98%.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

As of March 31, 2021, the Company held one equity security with an unrealized loss of $11,971, fair value of $80,010 and cost of $91,981. The ratio of fair value to cost of this security is 87%.

As of December 31, 2020, the Company held one equity security with an unrealized loss of $7,739, fair value of $84,242 and cost of $91,981. The ratio of fair value to cost of this security is 92%.

Fixed maturity securities were 95% and 97% investment grade as rated by Standard & Poor’s as of March 31, 2021 and December 31, 2020, respectively.

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

There were no other-than-temporary impairments during the three months ended March 31, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive loss for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of March 31, 2021 and December 31, 2020, are summarized as follows:

	(Unaudited)
	March 31, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$15,455,744	$22,216,826
Adjustment to deferred acquisition costs	(25,328)	(41,057)
Deferred income taxes	(3,240,388)	(4,656,911)
Net unrealized appreciation on available-for-sale securities	$12,190,028	$17,518,858

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $69,894,673 and $71,025,133 as of March 31, 2021 and December 31, 2020, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2021, by contractual maturity, are summarized as follows:

	March 31, 2021 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,157,343	$3,211,021	$12,151,361	$12,387,898
Due after one year through five years	27,986,899	29,883,166	35,194,106	39,428,299
Due after five years through ten years	43,019,490	47,296,731	16,004,575	20,838,152
Due after ten years	75,739,628	84,952,813	6,544,631	11,715,219
Due at multiple maturity dates	13,564	28,937	-	-
	$149,916,924	$165,372,668	$69,894,673	$84,369,568

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and equity securities for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities
	2021	2020	2021	2020
Proceeds	$2,419,079	$5,550,987	$88	$-
Gross realized gains	64,150	65,309	89	-
Gross realized losses	(26,499)	(3,390)	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three months ended March 31, 2021 and 2020 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale and equity securities for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2021	2020
Change in unrealized investment losses:
Available-for-sale securities:
Fixed maturity securities	$(6,761,082)	$(13,230,891)
Preferred stock	-	(2,300)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	37,651	61,919
Equity securities, sale of securities	89	-
Equity securities, changes in fair value	14,355	(38,417)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2021	2020
Fixed maturity securities	$1,695,894	$1,838,382
Preferred stock and equity securities	16,999	32,323
Other long-term investments	1,282,894	1,347,138
Mortgage loans	3,748,232	3,570,405
Policy loans	38,618	37,707
Real estate	-	68,682
Short-term and other investments	9,295	24,537
Gross investment income	6,791,932	6,919,174
Investment expenses	(643,090)	(649,331)
Net investment income	$6,148,842	$6,269,843

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2021 and December 31, 2020, these required deposits, included in investment assets, had amortized costs that totaled $4,472,410 and $4,464,398, respectively. As of March 31, 2021 and December 31, 2020, these required deposits had fair values that totaled $4,540,370 and $4,531,967, respectively.

The Company’s mortgage loans by property type as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)
	March 31, 2021	December 31, 2020
Residential mortgage loans	$160,653,844	$163,906,373
Commercial mortgage loans by property type
Apartment	335,771	-
Industrial	662,642	670,708
Lodging	286,565	290,889
Office building	4,568,229	4,596,331
Retail	3,779,545	5,444,761
Total commercial mortgage loans by property type	9,632,752	11,002,689
Total mortgage loans	$170,286,596	$174,909,062

There were 20 loans with a remaining principal balance of $4,742,229 that were more than 90 days past due as of March 31, 2021. There were 24 loans with a remaining principal balance of $3,979,997 that were more than 90 days past due as of December 31, 2020.

There were no mortgage loans in default and in the foreclosure process as of March 31, 2021. There were no mortgage loans in default or foreclosure as of December 31, 2020.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)
	March 31, 2021	December 31, 2020
Land - held for investment	$540,436	$540,436
Total land	540,436	540,436
Residential real estate - held for sale	676,087	217,500
Total residential real estate	676,087	217,500
Investment real estate, net of accumulated depreciation	$1,216,523	$757,936

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

During 2021 the Company foreclosed on one residential mortgage loan of real estate totaling $458,587 and transferred the property to investment real estate held for sale.

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
March 31, 2021
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2021 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$432,846	$-	$432,846
States and political subdivisions	-	9,432,943	-	9,432,943
Residential mortgage-backed securities	-	28,937	-	28,937
Corporate bonds	-	120,256,366	-	120,256,366
Asset-backed securities	-	1,813,451	-	1,813,451
Exchange traded securities	-	524,600	-	524,600
Foreign bonds	-	32,263,117	-	32,263,117
Certificate of deposits	-	620,408	-	620,408
Total fixed maturity securities	$-	$165,372,668	$-	$165,372,668

Equity securities
Mutual funds	$-	$80,010	$-	$80,010
Corporate common stock	70,216	-	63,078	133,294
Total equity securities	$70,216	$80,010	$63,078	$213,304

	December 31, 2020
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$434,303	$-	$434,303
States and political subdivisions	-	9,689,756	-	9,689,756
Residential mortgage-backed securities	-	28,442	-	28,442
Corporate bonds	-	123,135,359	-	123,135,359
Asset-backed securities	-	2,037,269	-	2,037,269
Exchange traded securities	-	499,800	-	499,800
Foreign bonds		34,198,367		34,198,367
Certificate of deposits	-	624,540	-	624,540
Total fixed maturity securities	$-	$170,647,836	$-	$170,647,836

Equity securities
Mutual funds	$-	$84,242	$-	$84,242
Corporate common stock	51,629	-	67,132	118,761
Total equity securities	$51,629	$84,242	$67,132	$203,003

As of March 31, 2021 and December 31, 2020, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks and joint venture investment are included in Level 3. Level 1 for equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity available-for-sale securities and equity securities are highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2021 and March 31, 2020 is summarized as follows:

	Unaudited
	Three Months Ended March 31,
	2021	2020

Beginning balance	$67,133	$64,107
Joint venture net income	14,640	29,220
Joint venture distribution	(18,695)	(27,039)
Ending balance	$63,078	$66,288

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2021 and December 31, 2020, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2021 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$9,632,752	$9,680,855	$-	$-	$9,680,855
Residential	160,653,844	182,365,238	-	-	182,365,238
Policy loans	2,081,550	2,081,550	-	-	2,081,550
Short-term investments	3,305,063	3,305,063	3,305,063	-	-
Other long-term investments	69,894,673	84,369,568	-	-	84,369,568
Cash and cash equivalents	45,484,553	45,484,553	45,484,553	-	-
Accrued investment income	5,214,481	5,214,481	-	-	5,214,481
Total financial assets	$296,266,916	$332,501,308	$48,789,616	$-	$283,711,692
Financial liabilities
Policyholders' account balances	$370,483,377	$371,574,730	$-	$-	$371,574,730
Policy claims	1,873,862	1,873,862	-	-	1,873,862
Total financial liabilities	$372,357,239	$373,448,592	$-	$-	$373,448,592

	December 31, 2020
Financial assets
Mortgage loans on real estate
Commercial	$11,002,689	$11,085,406	$-	$-	$11,085,406
Residential	163,906,373	184,802,993	-	-	184,802,993
Policy loans	2,108,678	2,108,678	-	-	2,108,678
Short-term investments	3,309,020	3,309,020	3,309,020	-	-
Other long-term investments	71,025,133	89,264,246	-	-	89,264,246
Cash and cash equivalents	40,230,095	40,230,095	40,230,095	-	-
Accrued investment income	5,370,508	5,370,508	-	-	5,370,508
Total financial assets	$296,952,496	$336,170,946	$43,539,115	$-	$292,631,831
Financial liabilities
Policyholders' account balances	$362,519,753	$380,666,901	$-	$-	$380,666,901
Policy claims	2,099,548	2,099,548	-	-	2,099,548
Total financial liabilities	$364,619,301	$382,766,449	$-	$-	$382,766,449

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2021	2020
Revenues:
Life insurance operations	$8,036,885	$7,325,468
Annuity operations	5,041,530	5,220,251
Corporate operations	214,159	137,787
Total	$13,292,574	$12,683,506

Income before income taxes:
Life insurance operations	$(942,009)	$64,404
Annuity operations	524,530	911,918
Corporate operations	(101,965)	40,062
Total	$(519,444)	$1,016,384

Depreciation and amortization expense:
Life insurance operations	$1,541,194	$1,032,387
Annuity operations	328,360	302,350
Total	$1,869,554	$1,334,737

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets:
Life insurance operations	$118,832,660	$120,484,734
Annuity operations	514,521,535	518,257,307
Corporate operations	4,437,065	4,853,228
Total	$637,791,260	$643,595,269

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2017 through 2019 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, 2021 and 2020 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(5,311,511)	12,425	(5,299,086)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	29,744	-	29,744
Other comprehensive loss	(5,341,255)	12,425	(5,328,830)
Balance as of March 31, 2021	$12,210,024	$(19,996)	$12,190,028

Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive loss before reclassifications, net of tax	(10,405,305)	17,265	(10,388,040)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	48,916	-	48,916
Other comprehensive loss	(10,454,221)	17,265	(10,436,956)
Balance as of March 31, 2020	$(821,898)	$1,602	$(820,296)

The pretax components of the Company’s other comprehensive loss and the related income tax expense (benefit) for each component for the three months ended March 31, 2021 and 2020 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2021 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(6,723,431)	$(1,411,920)	$(5,311,511)
Reclassification adjustment for net gains included in operations having no credit losses	37,651	7,907	29,744
Net unrealized losses on investments	(6,761,082)	(1,419,827)	(5,341,255)
Adjustment to deferred acquisition costs	15,729	3,304	12,425
Total other comprehensive loss	$(6,745,353)	$(1,416,523)	$(5,328,830)

	Three Months Ended March 31, 2020 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(13,171,272)	$(2,765,967)	$(10,405,305)
Reclassification adjustment for net gains included in operations having no credit losses	61,919	13,003	48,916
Net unrealized losses on investments	(13,233,191)	(2,778,970)	(10,454,221)
Adjustment to deferred acquisition costs	21,855	4,590	17,265
Total other comprehensive loss	$(13,211,336)	$(2,774,380)	$(10,436,956)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2021	2020
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains on sales of securities (a)	$37,651	$61,919
Income tax expense (b)	7,907	13,003
Total reclassification adjustments	$29,744	$48,916

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
March 31, 2021
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of March 31, 2021, $757,625 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2021, $415,012 of that escrow amount is available to the Company as additional collateral on $3,999,032 of advances to the loan originator. The remaining March 31, 2021 escrow amount of $342,613 is available to the Company as additional collateral on its investment of $68,522,660 in residential mortgage loans on real estate. In addition, the Company has an additional $511,180 allowance for possible loan losses in the remaining $101,763,936 of investments in mortgage loans on real estate as of March 31, 2021.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2021 and 2020 are summarized as follows (excluding $68,522,660 and $66,609,678 of mortgage loans on real estate as of March 31, 2021 and 2020, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(23,830)	(7,644)	(6,884)	5,784	(30,714)	(1,860)
Allowance, ending	$462,774	$435,413	$48,406	$68,105	$511,180	$503,518

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$462,774	$435,413	$48,406	$68,105	$511,180	$503,518

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$92,131,184	$86,718,925	$9,632,752	$13,552,929	$101,763,936	$100,271,854

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Over 70% to 80%	$55,465,826	$53,905,657	$-	$-	$55,465,826	$53,905,657
Over 60% to 70%	45,413,107	50,752,236	1,606,547	1,608,934	47,019,654	52,361,170
Over 50% to 60%	25,597,828	27,493,242	2,734,710	2,391,856	28,332,538	29,885,098
Over 40% to 50%	14,644,107	13,875,675	958,172	786,143	15,602,279	14,661,818
Over 30% to 40%	7,905,547	7,846,306	1,165,665	1,176,419	9,071,212	9,022,725
Over 20% to 30%	5,985,876	5,538,886	2,913,750	2,774,020	8,899,626	8,312,906
Over 10% to 20%	5,060,114	3,699,228	55,471	2,072,994	5,115,585	5,772,222
10% or less	581,439	795,143	198,437	192,323	779,876	987,466
Total	$160,653,844	$163,906,373	$9,632,752	$11,002,689	$170,286,596	$174,909,062

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

10. Line of Credit

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of March 31, 2021 and December 31, 2020.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2020.

Recent Accounting Pronouncements

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

Income Taxes - Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued updated guidance (Accounting Standards Update 2019-12) for the accounting for income taxes. The updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The Company adopted this guidance in first quarter 2021. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2021 and 2020

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Premiums	$6,979,876	$6,365,876	$614,000
Net investment income	6,148,842	6,269,843	(121,001)
Net realized investment gains	52,095	23,502	28,593
Service fees	97,987	10,871	87,116
Other income	13,774	13,414	360
Total revenues	13,292,574	12,683,506	609,068
Benefits and claims	9,219,254	7,809,207	1,410,047
Expenses	4,592,764	3,857,915	734,849
Total benefits, claims and expenses	13,812,018	11,667,122	2,144,896
Income (loss) before federal income tax expense (benefit)	(519,444)	1,016,384	(1,535,828)
Federal income tax expense (benefit)	(58,792)	227,128	(285,920)
Net income (loss)	$(460,652)	$789,256	$(1,249,908)
Net income (loss) per common share basic and duluted
Class A common stock	$(0.0527)	$0.0902	$(0.1429)
Class B common stock	$(0.0448)	$0.0767	$(0.1215)

Consolidated Condensed Financial Position as of March 31, 2021 and December 31, 2020

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 to 2020

Investment assets	$412,370,377	$422,960,668	$(10,590,291)
Assets held in trust under coinsurance agreement	108,742,758	112,160,307	(3,417,549)
Other assets	116,678,125	108,474,294	8,203,831
Total assets	$637,791,260	$643,595,269	$(5,804,009)

Policy liabilities	$451,272,542	$441,412,797	$9,859,745
Funds withheld under coinsurance agreement	108,665,787	112,681,925	(4,016,138)
Deferred federal income taxes	7,745,590	9,220,905	(1,475,315)
Other liabilities	6,044,611	10,427,430	(4,382,819)
Total liabilities	573,728,530	573,743,057	(14,527)
Shareholders' equity	64,062,730	69,852,212	(5,789,482)
Total liabilities and shareholders' equity	$637,791,260	$643,595,269	$(5,804,009)

Shareholders' equity per common share
Class A common stock	$7.3234	$7.9853	$(0.6619)
Class B common stock	$6.2249	$6.7875	$(0.5626)

Results of Operations – Three Months Ended March 31, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Premiums	$6,979,876	$6,365,876	$614,000
Net investment income	6,148,842	6,269,843	(121,001)
Net realized investment gains	52,095	23,502	28,593
Service fees	97,987	10,871	87,116
Other income	13,774	13,414	360
Total revenues	$13,292,574	$12,683,506	$609,068

The $609,068 increase in total revenues for the three months ended March 31, 2021 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$305,591	$437,246	$(131,655)
Ordinary life renewal	798,234	739,559	58,675
Final expense first year	1,425,313	1,199,052	226,261
Final expense renewal	4,450,738	3,990,019	460,719
Total premiums	$6,979,876	$6,365,876	$614,000

The $614,000 increase in premiums for the three months ended March 31, 2021 is primarily due to a $460,719 increase in final expense renewal premiums and a $226,261 increase in final expense first year premiums that exceeded a $131,655 decline in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. Our domestic marketing efforts are focused on final expense and annuity production. The decrease in ordinary life renewal premiums primarily reflects the impacts of COVID-2019 on ordinary life insurance policies sold in the international market.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$1,695,894	$1,838,382	$(142,488)
Preferred stock and equity securities	16,999	32,323	(15,324)
Other long-term investments	1,282,894	1,347,138	(64,244)
Mortgage loans	3,748,232	3,570,405	177,827
Policy loans	38,618	37,707	911
Real estate	-	68,682	(68,682)
Short-term and other investments	9,295	24,537	(15,242)
Gross investment income	6,791,932	6,919,174	(127,242)
Investment expenses	(643,090)	(649,331)	(6,241)
Net investment income	$6,148,842	$6,269,843	$(121,001)

The $127,242 decrease in gross investment income for the three months ended March 31, 2021 is primarily due to the decreased investments in fixed maturity securities and other long-term investments and the sale of an office building.

Net Realized Investment Gains (Losses)

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, sales of equity securities and changes in fair value of equity securities. Our net realized investment gains for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$2,419,079	$5,550,987	$(3,131,908)
Amortized cost at sale date	2,381,428	5,489,068	(3,107,640)
Net realized gains	$37,651	$61,919	$(24,268)

Equity securities at fair value:
Sales proceeds	$88	$-	$88
Cost at sale date	(1)	-	(1)
Net realized gains	$89	$-	$89

Equity securities, changes in fair value	$14,355	$(38,417)	$52,772

Net realized investment gains	$52,095	$23,502	$28,593

Service Fees

The $87,116 increase in service fees for the three months ended March 31, 2021 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$2,156,185	$2,641,119	$(484,934)
Death benefits	3,523,718	1,611,780	1,911,938
Surrenders	348,906	410,364	(61,458)
Interest credited to policyholders	3,118,535	3,063,245	55,290
Dividend, endowment and supplementary life contract benefits	71,910	82,699	(10,789)
Total benefits and claims	9,219,254	7,809,207	1,410,047

Expenses
Policy acquisition costs deferred	(2,829,473)	(2,384,968)	(444,505)
Amortization of deferred policy acquisition costs	1,789,823	1,213,274	576,549
Amortization of value of insurance business acquired	75,169	79,974	(4,805)
Commissions	2,872,583	2,308,163	564,420
Other underwriting, insurance and acquisition expenses	2,684,662	2,641,472	43,190
Total expenses	4,592,764	3,857,915	734,849
Total benefits, claims and expenses	$13,812,018	$11,667,122	$2,144,896

The $2,144,896 increase in total benefits, claims and expenses for the three months ended March 31, 2021 is discussed below.

Benefits and Claims

The $1,410,047 increase in benefits and claims for the three months ended March 31, 2021 is primarily due to the following:

●

$1,911,938 increase in death benefits is primarily due to approximately $1,824,000 of increased final expense death benefits and approximately $165,000 of increased ordinary life death benefits and reflects increased deaths due to the COVID-2019 pandemic.

●

$484,934 decrease in future policy benefits is primarily due to a significant increase in reserves released due to significantly increased policyholder mortality that exceeded the impact of increased number of life policies in force and the aging of existing life policies an additional year.

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

For the three months ended March 31, 2021 and 2020, capitalized costs were $2,829,473 and $2,384,968, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2021 and 2020 were $1,789,823 and $1,213,274, respectively.

The $444,505 increase in the 2021 acquisition costs deferred primarily relates to the $564,420 increase in commissions. There was a $576,549 increase in the 2021 amortization of deferred acquisition costs primarily due to increased death benefits.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $75,169 and $79,974 for the three months ended March 31, 2021 and 2020, respectively.

Commissions

Our commissions for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Annuity	$344,706	$23,151	$321,555
Ordinary life first year	330,720	446,901	(116,181)
Ordinary life renewal	69,813	20,686	49,127
Final expense first year	1,701,441	1,428,339	273,102
Final expense renewal	425,903	389,086	36,817
Total commissions	$2,872,583	$2,308,163	$564,420

The $564,420 increase in commissions for the three months ended March 31, 2021 is primarily due to a $321,555 increase in annuity commissions (corresponding to $9,827,235 of increased annuity deposits retained) and a $273,102 increase in final expense first year commissions (corresponding to $226,261 increased final expense first year premiums) that exceed a $116,181 decline in ordinary life first year commissions (corresponding to $131,655 decreased ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

There was a minor $43,190 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2021 due to consistent business operations in first quarter 2021 and 2020.

Federal Income Taxes

FTFC filed its 2019 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2020, current income tax expense was $46,575. For the three months ended March 31, 2021 and 2020, deferred federal income tax expense (benefit) was ($58,792) and $180,553, respectively.

Net Income (Loss) Per Common Share Basic and Diluted

For the three months ended March 31, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2021 and 2020, the net income allocated to the Class A shareholders is the total net income less the net income allocated to the Class B shareholders.

The weighted average outstanding common shares basic for the three months ended March 31, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$8,036,885	$7,325,468	$711,417
Annuity operations	5,041,530	5,220,251	(178,721)
Corporate operations	214,159	137,787	76,372
Total	$13,292,574	$12,683,506	$609,068

Income before federal income taxes:
Life insurance operations	$(942,009)	$64,404	$(1,006,413)
Annuity operations	524,530	911,918	(387,388)
Corporate operations	(101,965)	40,062	(142,027)
Total	$(519,444)	$1,016,384	$(1,535,828)

Life Insurance Operations

The $711,417 increase in revenues from Life Insurance Operations for the three months ended March 31, 2021 is primarily due to the following:

●	$614,000 increase in premiums

●	$87,332 increase in net investment income

●	$10,226 increase in net realized investment gains

●	$141 decrease in other income

The $1,006,413 decreased profitability from Life Insurance Operations for the three months ended March 31, 2021 is primarily due to the following:

●	$1,911,938 increase in death benefits

●	$242,865 increase in commissions

●	$113,931 decrease in policy acquisition costs deferred net of amortization

●	$8,679 increase in other underwriting, insurance and acquisition expenses

●	$141 decrease in other income

●	$2,402 decrease in amortization of value of insurance business acquired

●	$10,226 increase in net realized investment gains

●	$10,789 decrease in dividend, endowment and supplementary life contract benefits

●	$61,458 decrease in surrenders

●	$87,332 increase in net investment income

●	$484,934 decrease in future policy benefits

●	$614,000 increase in premiums

Annuity Operations

The $178,721 decrease in revenues from Annuity Operations for the three months ended March 31, 2021 is due to the following:

●	$194,491 decrease in net investment income

●	$2,597 decrease in service fees and other income

●	$18,367 increase in net realized investment gains

The $387,388 decreased profitability from Annuity Operations for the three months ended March 31, 2021 is due to the following:

●	$321,555 increase in commissions

●	$194,491 decrease in net investment income

●	$55,290 increase in interest credited to policyholders

●	$18,113 decrease in policy acquisition costs deferred net of amortization

●	$2,597 decrease in service fees and other income

●	$2,403 decrease in amortization of value of insurance business acquired

●	$18,367 increase in net realized investment gains

●	$183,888 decrease in other underwriting, insurance and acquisition expenses

Corporate Operations

The $76,372 increase in revenues from Corporate Operations for the three months ended March 31, 2021 is due to $90,214 of increased service fees and other income that exceeded $13,842 of decreased net investment income.

The $142,027 decrease in Corporate Operations profitability for the three months ended March 31, 2021 is primarily due to $218,399 of increased operating expenses and $13,842 decreased net investment income that exceeded $90,214 of increased service fees and other income.

Consolidated Financial Condition

Our invested assets as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $149,916,924 and $148,431,010 as of March 31, 2021 and December 31, 2020, respectively)	$165,372,668	$170,647,836	$(5,275,168)
Equity securities at fair value (cost: $179,165 and $183,219 as of March 31, 2021 and December 31, 2020, respectively)	213,304	203,003	10,301
Mortgage loans on real estate	170,286,596	174,909,062	(4,622,466)
Investment real estate	1,216,523	757,936	458,587
Policy loans	2,081,550	2,108,678	(27,128)
Short-term investments	3,305,063	3,309,020	(3,957)
Other long-term investments	69,894,673	71,025,133	(1,130,460)
Total investments	$412,370,377	$422,960,668	$(10,590,291)

The $5,275,168 and $17,074,910 decreases in fixed maturity available-for-sale securities for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$170,647,836	$178,951,324
Purchases	4,004,267	1,005,000
Acquisition of K-TENN Insurance Company	-	800,000
Unrealized depreciation	(6,761,082)	(13,230,891)
Net realized investment gains	37,651	61,919
Sales proceeds	(2,019,079)	(5,350,987)
Maturities	(400,000)	(200,000)
Premium amortization	(136,925)	(159,951)
Decrease	(5,275,168)	(17,074,910)
Fixed maturity securities, available-for-sale, ending	$165,372,668	$161,876,414

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

The $10,301 increase and $36,236 decrease in equity securities for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Equity securities, beginning	$203,003	$201,024
Purchases	14,640	29,220
Joint venture distributions	(18,695)	(27,039)
Net realized investment gains	89	-
Sales proceeds	(88)	-
Net realized investment gains (losses), changes in fair value	14,355	(38,417)
Increase (decrease)	10,301	(36,236)
Equity securities, ending	$213,304	$164,788

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $4,622,466 decrease and $4,476,892 increase in mortgage loans on real estate for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Mortgage loans on real estate, beginning	$174,909,062	$162,404,640
Purchases	14,954,163	19,403,227
Discount accretion	167,480	65,798
Payments	(19,311,674)	(14,244,785)
Foreclosed - transferred to real estate	(458,587)	(744,091)
Decrease in allowance for bad debts	30,714	1,860
Amortization of loan origination fees	(4,562)	(5,117)
Increase (decrease)	(4,622,466)	4,476,892
Mortgage loans on real estate, ending	$170,286,596	$166,881,532

The $458,587 and $707,719 increases in investment real estate for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Investment real estate, beginning	$757,936	$1,951,759
Real estate acquired through mortgage loan foreclosure	458,587	744,091
Depreciation of building	-	(36,372)
Increase	458,587	707,719
Investment real estate, ending	$1,216,523	$2,659,478

The $1,130,460 decrease and $1,321,625 increase in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Other long-term investments, beginning	$71,025,133	$71,824,480
Purchases	882,027	3,258,188
Accretion of discount	1,283,147	1,347,700
Payments	(3,295,634)	(3,284,263)
Increase (decrease)	(1,130,460)	1,321,625
Other long-term investments, ending	$69,894,673	$73,146,105

Our assets other than invested assets as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020

Cash and cash equivalents	$45,484,553	$40,230,095	$5,254,458
Accrued investment income	5,214,481	5,370,508	(156,027)
Recoverable from reinsurers	1,164,509	1,234,221	(69,712)
Assets held in trust under coinsurance agreement	108,742,758	112,160,307	(3,417,549)
Agents' balances and due premiums	2,041,515	2,154,322	(112,807)
Deferred policy acquisition costs	45,569,048	44,513,669	1,055,379
Value of insurance business acquired	4,517,808	4,592,977	(75,169)
Other assets	12,686,211	10,378,502	2,307,709
Assets other than investment assets	$225,420,883	$220,634,601	$4,786,282

The $5,254,458 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $3,417,549 decrease in assets held in trust under the coinsurance agreement is due to a decrease in assets held under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a fund withheld basis. The decrease is primarily related to a decrease in the fair value of available-for-sale fixed maturity securities.

The $1,055,379 and $1,193,549 increases in deferred policy acquisition costs for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Balance, beginning of year	$44,513,669	$38,005,639
Capitalization of commissions, sales and issue expenses	2,829,473	2,384,968
Amortization	(1,789,823)	(1,213,274)
Deferred acquisition costs allocated to investments	15,729	21,855
Increase	1,055,379	1,193,549
Balance, end of year	$45,569,048	$39,199,188

Our other assets as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020
Advances to mortgage loan originator	$3,999,032	$4,996,358	$(997,326)
Federal and state income taxes recoverable	4,963,043	4,050,726	912,317
Mortgage loan receivable	2,460,170	-	2,460,170
Lease asset - right to use	639,786	664,393	(24,607)
Notes receivable	471,126	472,306	(1,180)
Guaranty funds	53,185	63,869	(10,684)
Other receivables, prepaid assets and deposits	99,869	130,850	(30,981)
Total other assets	$12,686,211	$10,378,502	$2,307,709

There was a $2,460,170 increase in mortgage loan receivable due to the timing of receipt of mortgage loan sale proceeds.

There was a $912,317 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $997,326 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

On April 15, 2021, the Company’s previous one-year loan of $400,000 to its former Chairman was due. Due to the death of the former Chairman in late February 2021, the settlement of the loan and payment of all interest due will be paid when his estate is settled. The loan is collateralized by 100,000 shares of the Company’s Class A Common stock owned by the former Chairman but his estate has indicated it plans to repay the loan and all associated interest.

Our liabilities as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020

Policy liabilities
Policyholders' account balances	$370,483,377	$362,519,753	$7,963,624
Future policy benefits	78,789,343	76,673,797	2,115,546
Policy claims	1,873,862	2,099,548	(225,686)
Other policy liabilities	125,960	119,699	6,261
Total policy liabilities	451,272,542	441,412,797	9,859,745
Funds withheld under coinsurance agreement	108,665,787	112,681,925	(4,016,138)
Deferred federal income taxes	7,745,590	9,220,905	(1,475,315)
Other liabilities	6,044,611	10,427,430	(4,382,819)
Total liabilities	$573,728,530	$573,743,057	$(14,527)

The $7,963,624 increase and $885,641 decrease in policyholders’ account balances for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
	Amount	Amount
Policyholders' account balances, beginning	$362,519,753	$363,083,838
Deposits	11,445,347	1,769,421
Withdrawals	(8,013,057)	(8,344,648)
Change in funds withheld under coinsurance agreement	1,412,799	2,626,341
Interest credited	3,118,535	3,063,245
Increase (decrease)	7,963,624	(885,641)
Policyholders' account balances, ending	$370,483,377	$362,198,197

The $2,115,546 increase in future policy benefits during the three months ended March 31, 2021 is primarily related to the production of new life insurance policies, initial sales of policies to older age bands (resulting in increased mortality reserve charges) and the aging of existing policies an additional year that was reduced by reserves released due to significantly increased policyholder mortality.

The $1,475,315 decrease in deferred federal income taxes during the three months ended March 31, 2021 was due to $1,416,523 of decreased deferred federal income taxes on the unrealized appreciation (depreciation) of fixed maturity securities available-for-sale that exceeded $58,792 of operating deferred federal tax benefits.

The $4,016,138 decrease in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020
Mortgage loans suspense	$3,921,260	$5,967,403	$(2,046,143)
Suspense accounts payable	547,530	2,555,255	(2,007,725)
Accrued expenses payable	501,000	748,000	(247,000)
Lease liability	639,786	664,393	(24,607)
Payable for securities purchased	350,784	378,046	(27,262)
Unclaimed funds	136,071	79,946	56,125
Accounts payable	48,650	72,124	(23,474)
Unearned investment income	78,957	71,325	7,632
Guaranty fund assessments	25,000	25,000	-
Deferred revenue	71,500	-	71,500
Other payables, withholdings and escrows	(275,927)	(134,062)	(141,865)
Total other liabilities	$6,044,611	$10,427,430	$(4,382,819)

The reduction in mortgage loan suspense of $2,046,143 is primarily due to timing of principal loan payments on mortgage loans.

The $2,007,725 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date of $547,530.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2021, we have received $27,119,480 from the sale of our shares.

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

In 2020, the Company paid a $0.05 per share cash dividend for a total of $393,178 and issued 791,339 shares of class A common stock in connection with a 10% stock dividend to its Class A shareholders. The 10% stock dividend resulted in accumulated earnings being charged $8,657,249 with an offsetting credit of $8,657,249 to common stock and additional paid-in capital

During 2012, 2013, 2014 and 2015, the Company repurchased 247,580 shares of its common stock at a total cost of $893,947 from former members of the Board of Directors including the former Chairman of the Board of Directors, a former agent, the former spouse of the Company’s current Chairman, Chief Executive Officer and President and a charitable organization where a former member of the Board of Directors had donated shares of the Company’s common stock.

As of March 31, 2021, we had cash and cash equivalents totaling $45,484,553. As of March 31, 2021, cash and cash equivalents of $30,486,062 and $13,028,886, respectively, totaling $43,514,948 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,363,823 in 2021 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,025,933 in 2021 without prior approval. FBLIC has paid no dividends to TLIC in 2021 and 2020. Dividends paid by FBLIC would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $37,036,218 and $32,645,110 as of March 31, 2021 and December 31, 2020, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of March 31, 2021 and December 31, 2020.

Our cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Net cash provided by (used in) operating activities	$(3,340,643)	$967,977	$(4,308,620)
Net cash provided by investing activities	5,162,811	1,097,173	4,065,638
Net cash provided by (used in) financing activities	3,432,290	(8,549,167)	11,981,457
Increase (decrease) in cash and cash equivalents	5,254,458	(6,484,017)	11,738,475
Cash and cash equivalents, beginning of period	40,230,095	23,212,170	17,017,925
Cash and cash equivalents, end of period	$45,484,553	$16,728,153	$28,756,400

The $3,340,643 of cash used in operating activities and $967,977 of cash provided by operating activities for the three months ended March 31, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2021	2020	2021 less 2020
Premiums collected	$7,089,101	$6,124,439	$964,662
Net investment income collected	4,998,801	4,899,617	99,184
Service fees and other income collected	111,761	24,284	87,477
Death benefits paid	(3,679,692)	(4,082,934)	403,242
Surrenders paid	(348,909)	(410,364)	61,455
Dividends and endowments paid	(72,816)	(82,033)	9,217
Commissions paid	(2,861,834)	(2,483,383)	(378,451)
Other underwriting, insurance and acquisition expenses paid	(2,952,680)	(3,148,023)	195,343
Taxes paid	(912,318)	(922,133)	9,815
Decreased assets held in trust under coinsurance agreement	814,210	4,798,048	(3,983,838)
Decreased mortgage loan suspense	(2,046,144)	(3,446,905)	1,400,761
Increased mortgage loan receivable	(2,460,170)	-	(2,460,170)
(Increased) decreased advances to mortgage loan originator	997,326	(280,754)	1,278,080
Increased (decreased) deposits of pending policy applications	(2,007,725)	39,302	(2,047,027)
(Increased) decreased short-term investments	3,957	(1,785)	5,742
(Increased) decreased policy loans	27,128	(60,256)	87,384
Other	(40,639)	857	(41,496)
Increase (decrease) in cash provided by operating activities	$(3,340,643)	$967,977	$(4,308,620)

Please see the statements of cash flows for the three months ended March 31, 2021 and 2020 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2021	December 31, 2020	2021 less 2020

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 8,909,276 issued as of March 31, 2021 and December 31, 2020, 8,661,696 outstanding as of March 31, 2021 and December 31, 2020)	$89,093	$89,093	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2021 and December 31, 2020)	1,011	1,011	-
Additional paid-in capital	39,078,485	39,078,485	-
Treasury stock, at cost (247,580 shares as of March 31, 2021 and December 31, 2020 )	(893,947)	(893,947)	-
Accumulated other comprehensive income	12,190,028	17,518,858	(5,328,830)
Accumulated earnings	13,598,060	14,058,712	(460,652)
Total shareholders' equity	$64,062,730	$69,852,212	$(5,789,482)

The decrease in shareholders’ equity of $5,789,482 for the three months ended March 31, 2021 is due to $5,328,830 decrease in accumulated other comprehensive income and a $460,652 net loss.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2021 or 2020. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. During first quarter 2021, the world market and the Company have been impacted by the Coronavirus disease. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $15,455,744 and $22,216,826 as of March 31, 2021 and December 31, 2020, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $6,723,431 in unrealized losses arising for the three months ended March 31, 2021 has been impacted by 2021 net realized investment gains of $37,651 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $6,761,082.

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

As of March 31, 2021, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.3% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of March 31, 2021, the Company has outstanding advances to this loan originator totaling $3,999,032. The advances are secured by $7,346,163 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,500,968 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of March 31, 2021, $757,625 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of March 31, 2021, $415,012 of that escrow amount is available to the Company as additional collateral on $3,999,032 of advances to the loan originator. The remaining March 31, 2021 escrow amount of $342,613 is available to the Company as additional collateral on its investment of $68,522,660 in residential mortgage loans on real estate.

Management continues to actively monitor the COVID-2019 pandemic, the new variants of the virus and the impact of the viruses on the Company’s operations. Although there appears to be recoveries in economic activity and output especially in the United States with the introduction of and inoculations of vaccines, should liquidity conditions worsen in the short-term, management will work with its financial institutions to assist with liquidity needs. The Company continues to adapt its operations and provide and perform all business activities despite the viruses and operates under the guidelines of the U.S. Centers for Disease Control and Prevention.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2021 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 13, 2021	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 13, 2021	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer