Form 10-Q
period 2021-06-30
First Trinity Financial CORP
filed 2021-08-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2021

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2021, the registrant had 8,661,696 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2021

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2021 (Unaudited) and December 31, 2020	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021and 2020 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 4. Controls and Procedures	63

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	64

Signatures	65

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $152,958,511 and $148,431,010 as of June 30, 2021 and December 31, 2020, respectively)	$173,100,934	$170,647,836
Available-for-sale preferred stock securities at fair value (amortized cost: $1,250,000 as of June 30, 2021)	1,251,800	-
Equity securities at fair value (cost: $278,333 and $183,219 as of June 30, 2021 and December 31, 2020, respectively)	319,707	203,003
Mortgage loans on real estate	169,710,121	174,909,062
Investment real estate	1,146,932	757,936
Policy loans	2,134,919	2,108,678
Short-term investments	2,851,073	3,309,020
Other long-term investments	68,187,353	71,025,133
Total investments	418,702,839	422,960,668
Cash and cash equivalents	55,199,237	40,230,095
Accrued investment income	5,105,328	5,370,508
Recoverable from reinsurers	1,088,924	1,234,221
Assets held in trust under coinsurance agreement	109,418,301	112,160,307
Agents' balances and due premiums	1,950,135	2,154,322
Deferred policy acquisition costs	47,197,236	44,513,669
Value of insurance business acquired	4,449,657	4,592,977
Other assets	10,049,650	10,378,502
Total assets	$653,161,307	$643,595,269
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$374,177,380	$362,519,753
Future policy benefits	81,806,540	76,673,797
Policy claims	1,760,189	2,099,548
Other policy liabilities	88,253	119,699
Total policy liabilities	457,832,362	441,412,797
Funds withheld under coinsurance agreement	109,070,339	112,681,925
Deferred federal income taxes	9,096,302	9,220,905
Other liabilities	8,168,843	10,427,430
Total liabilities	584,167,846	573,743,057
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 8,909,276 issued as of June 30, 2021 and December 31, 2020, 8,661,696 outstanding as of June 30, 2021 and December 31, 2020)	89,093	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2021 and December 31, 2020)	1,011	1,011
Additional paid-in capital	39,078,485	39,078,485
Treasury stock, at cost (247,580 shares as of June 30, 2021 and December 31, 2020 )	(893,947)	(893,947)
Accumulated other comprehensive income	15,899,716	17,518,858
Accumulated earnings	14,819,103	14,058,712
Total shareholders' equity	68,993,461	69,852,212
Total liabilities and shareholders' equity	$653,161,307	$643,595,269

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$7,879,433	$6,439,224	$14,859,309	$12,805,100
Net investment income	6,072,502	5,876,073	12,221,344	12,145,916
Net realized investment gains	118,268	410,380	170,363	433,882
Service fees	81,601	7,025	179,588	17,896
Other income	45,567	105,377	59,341	118,791
Total revenues	14,197,371	12,838,079	27,489,945	25,521,585
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,045,748	2,467,039	5,201,933	5,108,158
Death benefits	2,269,494	2,482,528	5,793,212	4,094,308
Surrenders	372,659	228,541	721,565	638,905
Interest credited to policyholders	3,088,957	3,056,982	6,207,492	6,120,227
Dividend, endowment and supplementary life contract benefits	71,156	70,519	143,066	153,218
Total benefits and claims	8,848,014	8,305,609	18,067,268	16,114,816
Policy acquisition costs deferred	(3,353,999)	(2,693,003)	(6,183,472)	(5,077,971)
Amortization of deferred policy acquisition costs	1,733,139	1,307,138	3,522,962	2,520,412
Amortization of value of insurance business acquired	68,151	73,576	143,320	153,550
Commissions	3,138,640	2,497,928	6,011,223	4,806,091
Other underwriting, insurance and acquisition expenses	2,176,280	2,735,448	4,860,942	5,376,920
Total expenses	3,762,211	3,921,087	8,354,975	7,779,002
Total benefits, claims and expenses	12,610,225	12,226,696	26,422,243	23,893,818
Income before total federal income tax expense	1,587,146	611,383	1,067,702	1,627,767
Current federal income tax expense (benefit)	1,510	(46,575)	1,510	-
Deferred federal income tax expense	364,593	184,362	305,801	364,915
Total federal income tax expense	366,103	137,787	307,311	364,915
Net income	$1,221,043	$473,596	$760,391	$1,262,852
Net income per common share basic and diluted
Class A common stock	$0.1396	$0.0541	$0.0869	$0.1444
Class B common stock	$0.1186	$0.0460	$0.0739	$0.1227

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,221,043	$473,596	$760,391	$1,262,852
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	4,754,493	15,880,590	(1,968,938)	2,709,318
Less net realized investment gains having no credit losses	66,014	256,220	103,665	318,139
Net unrealized investment gains (losses)	4,688,479	15,624,370	(2,072,603)	2,391,179
Less adjustment to deferred acquisition costs	(7,328)	31,673	(23,057)	9,818
Other comprehensive income (loss) before federal income tax expense (benefit)	4,695,807	15,592,697	(2,049,546)	2,381,361
Federal income tax expense (benefit)	986,119	3,274,466	(430,404)	500,086
Total other comprehensive income (loss)	3,709,688	12,318,231	(1,619,142)	1,881,275
Total comprehensive income (loss)	$4,930,731	$12,791,827	$(858,751)	$3,144,127

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended June 30, 2020
Balance as of April 1, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$(820,296)	$20,719,705	$49,516,802
Comprehensive income:
Net income	-	-	-	-	-	473,596	473,596
Other comprehensive income	-	-	-	-	12,318,231	-	12,318,231
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Balance as of June 30, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895

Six months ended June 30, 2020
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	1,262,852	1,262,852
Other comprehensive income	-	-	-	-	1,881,275	-	1,881,275
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,011)	1,011	-	-	-	-	-
Balance as of June 30, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895

Three months ended June 30, 2021
Balance as of April 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$12,190,028	$13,598,060	$64,062,730
Comprehensive income:
Net income	-	-	-	-	-	1,221,043	1,221,043
Other comprehensive income	-	-	-	-	3,709,688	-	3,709,688
Balance as of June 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461

Six months ended June 30, 2021
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive loss:
Net income	-	-	-	-	-	760,391	760,391
Other comprehensive loss	-	-	-	-	(1,619,142)	-	(1,619,142)
Balance as of June 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$760,391	$1,262,852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for depreciation	-	72,744
Accretion of discount on investments	(2,448,867)	(2,538,970)
Net realized investment gains	(170,363)	(433,882)
Amortization of policy acquisition cost	3,522,962	2,520,412
Policy acquisition cost deferred	(6,183,472)	(5,077,971)
Amortization of loan origination fees	43,585	26,508
Amortization of value of insurance business acquired	143,320	153,550
Allowance for mortgage loan losses	(97,966)	4,069
Provision for deferred federal income tax expense	305,801	364,915
Interest credited to policyholders	6,207,492	6,120,227
Change in assets and liabilities:
Policy loans	(26,241)	(17,608)
Short-term investments	457,947	(1,118,142)
Accrued investment income	265,180	(267,145)
Recoverable from reinsurers	145,297	22,877
Assets held in trust under coinsurance agreement	2,043,041	(2,459,182)
Agents' balances and due premiums	204,187	(412,171)
Other assets	328,852	(8,698,283)
Future policy benefits	5,132,743	5,077,052
Policy claims	(339,359)	(132,268)
Other policy liabilities	(31,446)	(5,199)
Other liabilities (excludes change in payable for securities purchased of $1,171,985 and $333,156 in 2021 and 2020, respectively)	(3,430,572)	(1,045,175)
Net cash provided by (used in) operating activities	6,832,512	(6,580,790)

Investing activities
Purchases of fixed maturity securities	(8,658,222)	(1,005,000)
Maturities of fixed maturity securities	700,000	548,500
Sales of fixed maturity securities	3,268,218	11,165,264
Purchases of preferred stock securities	(1,250,000)	-
Purchases of equity securities	(145,168)	(47,963)
Sales of equity securities	89	-
Acquisition of K-TENN Insurance Company	-	1,110,299
Joint venture distributions	50,054	49,933
Purchases of mortgage loans	(48,117,912)	(37,894,403)
Payments on mortgage loans	53,161,263	32,894,590
Purchases of other long-term investments	(882,027)	(3,942,291)
Payments on other long-term investments	6,224,896	5,541,855
Sale of real estate	75,940	682,945
Net change in receivable and payable for securities sold and purchased	1,171,985	333,156
Net cash provided by investing activities	5,599,116	9,436,885

Financing activities
Policyholders' account deposits	19,382,246	6,012,739
Policyholders' account withdrawals	(16,844,732)	(14,644,858)
Shareholders' cash dividend	-	(384,734)
Net cash provided by (used in) financing activities	2,537,514	(9,016,853)

Increase (decrease) in cash and cash equivalents	14,969,142	(6,160,758)
Cash and cash equivalents, beginning of period	40,230,095	23,212,170
Cash and cash equivalents, end of period	$55,199,237	$17,051,412

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2021 and 2020, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and $744,091, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Unaudited
	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Reductions in mortgage loans due to foreclosure	$458,587	$744,091
Investment real estate held-for-sale acquired through foreclosure	(458,587)	(744,091)
Net cash used in investing activities	$-	$-

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

June 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), Trinity Mortgage Corporation (“TMC”), formerly known as First Trinity Capital Corporation (“FTCC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

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

Company Capitalization

The Company raised $1,450,000 from two private placement stock offerings during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings. On January 1, 2020, the Company issued 168,866 shares in connection with its acquisition of K-TENN Insurance Company (“K-TENN”) valued at $1,746,240.

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

June 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

June 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2020.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Common Stock

Class A and Class B common stock are fully paid, non-assessable and has a par value of $.01 per share.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to June 30, 2021 through the date that these financial statements have been issued.

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

June 30, 2021

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale and equity securities as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2021 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$429,608	$2,310	$57	$431,861
States and political subdivisions	8,349,010	789,796	22,399	9,116,407
Residential mortgage-backed securities	12,048	14,482	-	26,530
Corporate bonds	112,390,476	15,186,992	35,230	127,542,238
Asset-backed securities	1,763,144	63,605	4,447	1,822,302
Exchange traded securities	500,644	25,956	-	526,600
Foreign bonds	29,113,581	4,116,360	11,747	33,218,194
Certificate of deposits	400,000	16,802	-	416,802
Total fixed maturity securities	152,958,511	20,216,303	73,880	173,100,934

Preferred stock securities	1,250,000	1,800	-	1,251,800

Equity securities
Mutual funds	91,981	-	10,215	81,766
Corporate common stock	186,352	51,589	-	237,941
Total equity securities	278,333	51,589	10,215	319,707
Total fixed maturity, preferred stock and equity securities	$154,486,844	$20,269,692	$84,095	$174,672,441

	December 31, 2020
Fixed maturity securities
U.S. government and U.S. government agencies	$430,735	$3,568	$-	$434,303
States and political subdivisions	8,830,403	891,285	31,932	9,689,756
Residential mortgage-backed securities	14,022	14,420	-	28,442
Corporate bonds	106,387,417	16,859,782	111,840	123,135,359
Asset-backed securities	2,052,174	32,908	47,813	2,037,269
Exchange traded securities	500,000	-	200	499,800
Foreign bonds	29,616,259	4,641,338	59,230	34,198,367
Certificate of deposits	600,000	24,540	-	624,540
Total fixed maturity securities	148,431,010	22,467,841	251,015	170,647,836

Equity securities
Mutual funds	91,981	-	7,739	84,242
Corporate common stock	91,238	27,523	-	118,761
Total equity securities	183,219	27,523	7,739	203,003
Total fixed maturity and equity securities	$148,614,229	$22,495,364	$258,754	$170,850,839

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2021 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$100,265	$57	1
Corporate bonds	2,595,569	6,632	8
Foreign bonds	550,630	11,747	1
Total less than 12 months in an unrealized loss position	3,246,464	18,436	10
More than 12 months in an unrealized loss position
States and political subdivisions	$630,978	$22,399	1
Corporate bonds	774,644	28,598	2
Asset-backed securities	363,859	4,447	1
Total more than 12 months in an unrealized loss position	1,769,481	55,444	4
Total fixed maturity securities in an unrealized loss position	5,015,945	73,880	14
Equity securities (mutual funds), less than 12 months in an unrealized loss position	81,766	10,215	1
Total fixed maturity and equity securities in an unrealized loss position	$5,097,711	$84,095	$15

	December 31, 2020
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$625,098	$31,932	1
Corporate bonds	878,716	41,508	3
Asset-backed securities	1,047,443	47,813	3
Exchange traded securities	499,800	200	2
Foreign bonds	285,569	28,282	4
Total less than 12 months in an unrealized loss position	3,336,626	149,735	13
More than 12 months in an unrealized loss position
Corporate bonds	1,084,205	70,332	3
Foreign bonds	532,875	30,948	1
Total more than 12 months in an unrealized loss position	1,617,080	101,280	4
Total fixed maturity securities in an unrealized loss position	4,953,706	251,015	17
Equity securities (mutual funds), less than 12 months in an unrealized loss position	84,242	7,739	1
Total fixed maturity and equity securities in an unrealized loss position	$5,037,948	$258,754	$18

As of June 30, 2021, the Company held 14 available-for-sale fixed maturity securities with an unrealized loss of $73,880, fair value of $5,015,945 and amortized cost of $5,089,825. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2021. The ratio of the fair value to the amortized cost of these 14 securities is 99%.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

As of June 30, 2021, the Company held one equity security with an unrealized loss of $10,215, fair value of $81,766 and cost of $91,981. The ratio of fair value to cost of this security is 89%.

As of December 31, 2020, the Company held one equity security with an unrealized loss of $7,739, fair value of $84,242 and cost of $91,981. The ratio of fair value to cost of this security is 92%.

Fixed maturity securities were 93% and 97% investment grade as rated by Standard & Poor’s as of June 30, 2021 and December 31, 2020, respectively.

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

The Company recorded one other-than-temporary impairment during 2020.  During 2020, the Company impaired its bonds in an offshore drilling company with a total par value of $850,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $801,340 for the year ended December 31, 2020. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2020 and there were no other-than-temporary impairments during the six months ended June 30, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of June 30, 2021 and December 31, 2020, are summarized as follows:

	(Unaudited)
	June 30, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$20,144,223	$22,216,826
Adjustment to deferred acquisition costs	(18,000)	(41,057)
Deferred income taxes	(4,226,507)	(4,656,911)
Net unrealized appreciation on available-for-sale securities	$15,899,716	$17,518,858

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $68,187,353 and $71,025,133 as of June 30, 2021 and December 31, 2020, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2021, by contractual maturity, are summarized as follows:

	June 30, 2021 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,503,378	$3,538,257	$11,949,329	$12,194,405
Due after one year through five years	34,165,680	36,397,719	34,763,987	39,296,880
Due after five years through ten years	40,665,433	45,431,053	15,349,969	20,526,749
Due after ten years	74,611,972	87,707,376	6,124,068	11,720,675
Due at multiple maturity dates	12,048	26,529	-	-
	$152,958,511	$173,100,934	$68,187,353	$83,738,709

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds	$1,549,139	$6,162,777	$1	$-	$75,940	$682,945	$53,161,263	$18,649,805
Gross realized gains	66,349	281,178	-	-	6,349	33,696	38,670	108,099
Gross realized losses	(335)	(24,958)	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds	$3,968,218	$11,713,764	$89	$-	$75,940	$682,945	$53,161,263	$32,894,590
Gross realized gains	130,499	346,487	89	-	6,349	33,696	38,670	108,099
Gross realized losses	(26,834)	(28,348)	-	-	-	-	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and six months ended June 30, 2021 and 2020 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$4,686,679	$15,623,530	$(2,074,403)	$2,392,639
Preferred stock	1,800	840	1,800	(1,460)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	66,014	256,220	103,665	318,139
Equity securities, sale of securities	-	-	89	-
Equity securities, changes in fair value	7,235	12,365	21,590	(26,052)
Investment real estate	6,349	33,696	6,349	33,696
Mortgage loans on real estate	38,670	108,099	38,670	108,099

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Fixed maturity securities	$1,727,496	$1,674,340	$3,423,390	$3,512,722
Preferred stock and equity securities	26,405	23,746	43,404	56,069
Other long-term investments	1,222,180	1,304,285	2,505,074	2,651,423
Mortgage loans	3,478,075	3,796,491	7,226,307	7,366,896
Policy loans	38,957	38,122	77,575	75,829
Real estate	-	68,681	-	137,363
Short-term and other investments	35,078	29,280	44,373	53,817
Gross investment income	6,528,191	6,934,945	13,320,123	13,854,119
Investment expenses	(455,689)	(1,058,872)	(1,098,779)	(1,708,203)
Net investment income	$6,072,502	$5,876,073	$12,221,344	$12,145,916

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2021 and December 31, 2020, these required deposits, included in investment assets, had amortized costs that totaled $4,460,866 and $4,464,398, respectively. As of June 30, 2021 and December 31, 2020, these required deposits had fair values that totaled $4,519,496 and $4,531,967, respectively.

The Company’s mortgage loans by property type as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)
	June 30, 2021	December 31, 2020
Residential mortgage loans	$159,917,212	$163,906,373
Commercial mortgage loans by property type
Apartment	1,588,189	-
Industrial	653,367	670,708
Lodging	284,281	290,889
Office building	3,902,583	4,596,331
Retail	3,364,489	5,444,761
Total commercial mortgage loans by property type	9,792,909	11,002,689
Total mortgage loans	$169,710,121	$174,909,062

There were 11 loans with a remaining principal balance of $3,300,516 that were more than 90 days past due as of June 30, 2021. There were 24 loans with a remaining principal balance of $3,979,997 that were more than 90 days past due as of December 31, 2020.

There were no mortgage loans in default and in the foreclosure process as of June 30, 2021. There were no mortgage loans in default or foreclosure as of December 31, 2020.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of June 30, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)
	June 30, 2021	December 31, 2020
Land - held for investment	$540,436	$540,436
Total land	540,436	540,436
Residential real estate - held for sale	606,496	217,500
Total residential real estate	606,496	217,500
Investment real estate, net of accumulated depreciation	$1,146,932	$757,936

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

During 2021, the Company foreclosed on one residential mortgage loan of real estate totaling $458,587 and transferred the property to investment real estate held for sale. During 2021, the Company sold investment real estate property with an aggregate carrying value of $69,591. The Company recorded a gross realized investment gain on sale of $6,349 based on an aggregate sales price of $75,940.

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

June 30, 2021

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2021 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$431,861	$-	$431,861
States and political subdivisions	-	9,116,407	-	9,116,407
Residential mortgage-backed securities	-	26,530	-	26,530
Corporate bonds	-	127,542,238	-	127,542,238
Asset-backed securities	-	1,822,302	-	1,822,302
Exchange traded securities	-	526,600	-	526,600
Foreign bonds	-	33,218,194	-	33,218,194
Certificate of deposits	-	416,802	-	416,802
Total fixed maturity securities	$-	$173,100,934	$-	$173,100,934

Preferred stock securities, available-for-sale	$1,251,800	$-	$-	$1,251,800

Equity securities
Mutual funds	$-	$81,766	$-	$81,766
Corporate common stock	181,744	-	56,197	237,941
Total equity securities	$181,744	$81,766	$56,197	$319,707

	December 31, 2020
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$434,303	$-	$434,303
States and political subdivisions	-	9,689,756	-	9,689,756
Residential mortgage-backed securities	-	28,442	-	28,442
Corporate bonds	-	123,135,359	-	123,135,359
Asset-backed securities	-	2,037,269	-	2,037,269
Exchange traded securities	-	499,800	-	499,800
Foreign bonds		34,198,367		34,198,367
Certificate of deposits	-	624,540	-	624,540
Total fixed maturity securities	$-	$170,647,836	$-	$170,647,836
Equity securities
Mutual funds	$-	$84,242	$-	$84,242
Corporate common stock	51,629	-	67,132	118,761
Total equity securities	$51,629	$84,242	$67,132	$203,003

As of June 30, 2021 and December 31, 2020, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

June 30, 2021

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2021 and 2020 is summarized as follows:

	Unaudited
	Six Months Ended June 30,
	2021	2020

Beginning balance	$67,133	$64,107
Joint venture net income	39,118	47,963
Joint venture distribution	(50,054)	(49,933)
Ending balance	$56,197	$62,137

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2021 and December 31, 2020, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2021 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial and Industrial	$9,792,909	$9,905,493	$-	$-	$9,905,493
Residential	159,917,212	179,276,307	-	-	179,276,307
Policy loans	2,134,919	2,134,919	-	-	2,134,919
Short-term investments	2,851,073	2,851,073	2,851,073	-	-
Other long-term investments	68,187,353	83,738,709	-	-	83,738,709
Cash and cash equivalents	55,199,237	55,199,237	55,199,237	-	-
Accrued investment income	5,105,328	5,105,328	-	-	5,105,328
Total financial assets	$303,188,031	$338,211,066	$58,050,310	$-	$280,160,756
Financial liabilities
Policyholders' account balances	$374,177,380	$380,368,117	$-	$-	$380,368,117
Policy claims	1,760,189	1,760,189	-	-	1,760,189
Total financial liabilities	$375,937,569	$382,128,306	$-	$-	$382,128,306

	December 31, 2020
Financial assets
Mortgage loans on real estate
Commercial	$11,002,689	$11,085,406	$-	$-	$11,085,406
Residential	163,906,373	184,802,993	-	-	184,802,993
Policy loans	2,108,678	2,108,678	-	-	2,108,678
Short-term investments	3,309,020	3,309,020	3,309,020	-	-
Other long-term investments	71,025,133	89,264,246	-	-	89,264,246
Cash and cash equivalents	40,230,095	40,230,095	40,230,095	-	-
Accrued investment income	5,370,508	5,370,508	-	-	5,370,508
Total financial assets	$296,952,496	$336,170,946	$43,539,115	$-	$292,631,831
Financial liabilities
Policyholders' account balances	$362,519,753	$380,666,901	$-	$-	$380,666,901
Policy claims	2,099,548	2,099,548	-	-	2,099,548
Total financial liabilities	$364,619,301	$382,766,449	$-	$-	$382,766,449

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity, Preferred Stock and Equity Securities

The fair value of fixed maturity securities, preferred stock and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Revenues:
Life insurance operations	$9,026,587	$7,517,213	$17,063,471	$14,842,681
Annuity operations	4,982,940	5,129,076	10,024,471	10,349,328
Corporate operations	187,844	191,790	402,003	329,576
Total	$14,197,371	$12,838,079	$27,489,945	$25,521,585
Income (loss) before income taxes:
Life insurance operations	$827,254	$(400,643)	$(114,755)	$(336,239)
Annuity operations	735,409	799,259	1,259,939	1,711,177
Corporate operations	24,483	212,767	(77,482)	252,829
Total	$1,587,146	$611,383	$1,067,702	$1,627,767
Depreciation and amortization expense:
Life insurance operations	$1,541,698	$1,151,910	$3,082,892	$2,184,297
Annuity operations	298,615	286,567	626,975	588,917
Total	$1,840,313	$1,438,477	$3,709,867	$2,773,214

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets:
Life insurance operations	$123,593,451	$120,484,734
Annuity operations	524,931,681	518,257,307
Corporate operations	4,636,175	4,853,228
Total	$653,161,307	$643,595,269

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

June 30, 2021

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

7. Line of Credit

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of June 30, 2021 and December 31, 2020.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, 2021 and 2020 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of April 1, 2021	$12,210,023	$(19,995)	$12,190,028
Other comprehensive income before reclassifications, net of tax	3,756,050	5,789	3,761,839
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	52,151	-	52,151
Other comprehensive income	3,703,899	5,789	3,709,688
Balance as of June 30, 2021	$15,913,922	$(14,206)	$15,899,716

Balance as of April 1, 2020	$(821,898)	$1,602	$(820,296)
Other comprehensive income before reclassifications, net of tax	12,545,666	(25,021)	12,520,645
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	202,414	-	202,414
Other comprehensive income	12,343,252	(25,021)	12,318,231
Balance as of June 30, 2020	$11,521,354	$(23,419)	$11,497,935

	Six Months Ended June 30, 2021 and 2020 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(1,555,462)	18,215	(1,537,247)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	81,895	-	81,895
Other comprehensive loss	(1,637,357)	18,215	(1,619,142)
Balance as of June 30, 2021	$15,913,922	$(14,206)	$15,899,716

Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	2,140,361	(7,756)	2,132,605
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	251,330	-	251,330
Other comprehensive income	1,889,031	(7,756)	1,881,275
Balance as of June 30, 2020	$11,521,354	$(23,419)	$11,497,935

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,754,493	$998,443	$3,756,050
Reclassification adjustment for net gains included in operations having no credit losses	66,014	13,863	52,151
Net unrealized gains on investments	4,688,479	984,580	3,703,899
Adjustment to deferred acquisition costs	7,328	1,539	5,789
Total other comprehensive income	$4,695,807	$986,119	$3,709,688

	Three Months Ended June 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$15,880,590	$3,334,924	$12,545,666
Reclassification adjustment for net gains included in operations having no credit losses	256,220	53,806	202,414
Net unrealized gains on investments	15,624,370	3,281,118	12,343,252
Adjustment to deferred acquisition costs	(31,673)	(6,652)	(25,021)
Total other comprehensive income	$15,592,697	$3,274,466	$12,318,231

	Six Months Ended June 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,968,938)	$(413,476)	$(1,555,462)
Reclassification adjustment for net gains included in operations having no credit losses	103,665	21,770	81,895
Net unrealized losses on investments	(2,072,603)	(435,246)	(1,637,357)
Adjustment to deferred acquisition costs	23,057	4,842	18,215
Total other comprehensive loss	$(2,049,546)	$(430,404)	$(1,619,142)

	Six Months Ended June 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$2,709,318	$568,957	$2,140,361
Reclassification adjustment for net gains included in operations having no credit losses	318,139	66,809	251,330
Net unrealized gains on investments	2,391,179	502,148	1,889,031
Adjustment to deferred acquisition costs	(9,818)	(2,062)	(7,756)
Total other comprehensive income	$2,381,361	$500,086	$1,881,275

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2021	2020	2021	2020
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains on sales of securities (a)	$66,014	$256,220	$103,665	$318,139
Income tax expense (b)	13,863	53,806	21,770	66,809
Total reclassification adjustments	$52,151	$202,414	$81,895	$251,330

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

June 30, 2021

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of June 30, 2021, $848,457 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2021, $441,615 of that escrow amount is available to the Company as additional collateral on $3,570,356 of advances to the loan originator. The remaining June 30, 2021 escrow amount of $406,842 is available to the Company as additional collateral on its investment of $81,368,440 in residential mortgage loans on real estate. In addition, the Company has an additional $443,928 allowance for possible loan losses in the remaining $88,341,681 of investments in mortgage loans on real estate as of June 30, 2021.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2021 and 2020 are summarized as follows (excluding $81,368,440 and $65,497,241 of mortgage loans on real estate as of June 30, 2021 and 2020, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$462,774	$435,413	$48,406	$68,105	$511,180	$503,518
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(68,056)	8,077	804	(2,148)	(67,252)	5,929
Allowance, ending	$394,718	$443,490	$49,210	$65,957	$443,928	$509,447

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$394,718	$443,490	$49,210	$65,957	$443,928	$509,447

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$78,548,772	$88,304,680	$9,792,909	$13,125,448	$88,341,681	$101,430,128

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(91,886)	433	(6,080)	3,636	(97,966)	4,069
Allowance, ending	$394,718	$443,490	$49,210	$65,957	$443,928	$509,447

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$394,718	$443,490	$49,210	$65,957	$443,928	$509,447

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$78,548,772	$88,304,680	$9,792,909	$13,125,448	$88,341,681	$101,430,128

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Over 70% to 80%	$56,416,732	$53,905,657	$-	$-	$56,416,732	$53,905,657
Over 60% to 70%	41,921,893	50,752,236	2,489,817	1,608,934	44,411,710	52,361,170
Over 50% to 60%	26,765,793	27,493,242	2,190,739	2,391,856	28,956,532	29,885,098
Over 40% to 50%	15,750,629	13,875,675	950,144	786,143	16,700,773	14,661,818
Over 30% to 40%	7,954,704	7,846,306	1,637,521	1,176,419	9,592,225	9,022,725
Over 20% to 30%	8,123,070	5,538,886	2,206,172	2,774,020	10,329,242	8,312,906
Over 10% to 20%	2,559,437	3,699,228	318,516	2,072,994	2,877,953	5,772,222
10% or less	424,954	795,143	-	192,323	424,954	987,466
Total	$159,917,212	$163,906,373	$9,792,909	$11,002,689	$169,710,121	$174,909,062

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2021 and 2020

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$7,879,433	$6,439,224	$1,440,209
Net investment income	6,072,502	5,876,073	196,429
Net realized investment gains	118,268	410,380	(292,112)
Service fees	81,601	7,025	74,576
Other income	45,567	105,377	(59,810)
Total revenues	14,197,371	12,838,079	1,359,292
Benefits and claims	8,848,014	8,305,609	542,405
Expenses	3,762,211	3,921,087	(158,876)
Total benefits, claims and expenses	12,610,225	12,226,696	383,529
Income before federal income tax expense	1,587,146	611,383	975,763
Federal income tax expense	366,103	137,787	228,316
Net income	$1,221,043	$473,596	$747,447
Net income per common share basic and duluted
Class A common stock	$0.1396	$0.0541	$0.0855
Class B common stock	$0.1186	$0.0460	$0.0726

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2021 and 2020

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$14,859,309	$12,805,100	$2,054,209
Net investment income	12,221,344	12,145,916	75,428
Net realized investment gains	170,363	433,882	(263,519)
Service fees	179,588	17,896	161,692
Other income	59,341	118,791	(59,450)
Total revenues	27,489,945	25,521,585	1,968,360
Benefits and claims	18,067,268	16,114,816	1,952,452
Expenses	8,354,975	7,779,002	575,973
Total benefits, claims and expenses	26,422,243	23,893,818	2,528,425
Income before federal income tax expense	1,067,702	1,627,767	(560,065)
Federal income tax expense	307,311	364,915	(57,604)
Net income	$760,391	$1,262,852	$(502,461)
Net income per common share basic and duluted
Class A common stock	$0.0869	$0.1444	$(0.0575)
Class B common stock	$0.0739	$0.1227	$(0.0488)

Consolidated Condensed Financial Position as of June 30, 2021 and December 31, 2020

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 to 2020

Investment assets	$418,702,839	$422,960,668	$(4,257,829)
Assets held in trust under coinsurance agreement	109,418,301	112,160,307	(2,742,006)
Other assets	125,040,167	108,474,294	16,565,873
Total assets	$653,161,307	$643,595,269	$9,566,038

Policy liabilities	$457,832,362	$441,412,797	$16,419,565
Funds withheld under coinsurance agreement	109,070,339	112,681,925	(3,611,586)
Deferred federal income taxes	9,096,302	9,220,905	(124,603)
Other liabilities	8,168,843	10,427,430	(2,258,587)
Total liabilities	584,167,846	573,743,057	10,424,789
Shareholders' equity	68,993,461	69,852,212	(858,751)
Total liabilities and shareholders' equity	$653,161,307	$643,595,269	$9,566,038

Shareholders' equity per common share
Class A common stock	$7.8871	$7.9853	$(0.0982)
Class B common stock	$6.7040	$6.7875	$(0.0835)

Results of Operations – Three Months Ended June 30, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$7,879,433	$6,439,224	$1,440,209
Net investment income	6,072,502	5,876,073	196,429
Net realized investment gains	118,268	410,380	(292,112)
Service fees	81,601	7,025	74,576
Other income	45,567	105,377	(59,810)
Total revenues	$14,197,371	$12,838,079	$1,359,292

The $1,359,292 increase in total revenues for the three months ended June 30, 2021 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$473,073	$258,661	$214,412
Ordinary life renewal	838,080	585,148	252,932
Final expense first year	1,571,695	1,351,060	220,635
Final expense renewal	4,996,585	4,244,355	752,230
Total premiums	$7,879,433	$6,439,224	$1,440,209

The $1,440,209 increase in premiums for the three months ended June 30, 2021 is primarily due to a $752,230 increase in final expense renewal premiums, $252,932 increase in ordinary life renewal premiums, $220,635 increase in final expense first year premiums and $214,412 increase in ordinary life first year premium.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in ordinary life renewal premiums and ordinary life first year primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$1,727,496	$1,674,340	$53,156
Preferred stock and equity securities	26,405	23,746	2,659
Other long-term investments	1,222,180	1,304,285	(82,105)
Mortgage loans	3,478,075	3,796,491	(318,416)
Policy loans	38,957	38,122	835
Real estate	-	68,681	(68,681)
Short-term and other investments	35,078	29,280	5,798
Gross investment income	6,528,191	6,934,945	(406,754)
Investment expenses	(455,689)	(1,058,872)	(603,183)
Net investment income	$6,072,502	$5,876,073	$196,429

The $406,754 decrease in gross investment income for the three months ended June 30, 2021 is primarily due to $318,416 decrease in mortgage loans, $82,105 decrease in other long-term investments and $68,681 decrease in real estate. The $318,416 decline in mortgage loans investment income is due to decreased holdings of mortgage loans during the second quarter of 2021 and lower gross effective yields on mortgage loan purchased. The $82,105 decline in investment income from other long-term investments is due to decreased holdings in this investment category during second quarter 2021. The $68,681 decline in investment income from real estate is due the November 16, 2020 sale of an office building and land located in Topeka, Kansas.

The $603,183 decrease in investment expense for the three months ended June 30, 2021 primarily due to decreased mortgage loan acquisition expenses and the sale of the Topeka, Kansas office building and land on November 16, 2020.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds	$1,549,139	$6,162,777	$(4,613,638)
Amortized cost at sale date	1,483,125	5,906,557	(4,423,432)
Net realized gains	$66,014	$256,220	$(190,206)
Equity securities sold:
Sale proceeds	$1	$-	$1
Cost at sale date	1	-	1
Net realized gains	$-	$-	$-
Investment real estate:
Sale proceeds	$75,940	$682,945	$(607,005)
Carrying value at sale date	69,591	649,249	(579,658)
Net realized gains	$6,349	$33,696	$(27,347)

Mortgage loans on real estate:
Sale proceeds	$53,161,263	$18,649,805	$34,511,458
Carrying value at sale date	53,122,593	18,541,706	34,580,887
Net realized gains	$38,670	$108,099	$(69,429)

Equity securities, changes in fair value	$7,235	$12,365	$(5,130)

Net realized investment gains	$118,268	$410,380	$(292,112)

Service Fees

The $74,576 increase in service fees for the three months ended June 30, 2021 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$3,045,748	$2,467,039	$578,709
Death benefits	2,269,494	2,482,528	(213,034)
Surrenders	372,659	228,541	144,118
Interest credited to policyholders	3,088,957	3,056,982	31,975
Dividend, endowment and supplementary life contract benefits	71,156	70,519	637
Total benefits and claims	8,848,014	8,305,609	542,405
Expenses
Policy acquisition costs deferred	(3,353,999)	(2,693,003)	(660,996)
Amortization of deferred policy acquisition costs	1,733,139	1,307,138	426,001
Amortization of value of insurance business acquired	68,151	73,576	(5,425)
Commissions	3,138,640	2,497,928	640,712
Other underwriting, insurance and acquisition expenses	2,176,280	2,735,448	(559,168)
Total expenses	3,762,211	3,921,087	(158,876)
Total benefits, claims and expenses	$12,610,225	$12,226,696	$383,529

The $383,529 increase in total benefits, claims and expenses for the three months ended June 30, 2021 is discussed below.

Benefits and Claims

The $542,405 increase in benefits and claims for the three months ended June 30, 2021 is primarily due to the following:

●	$578,709 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$144,118 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

●

$213,034 decrease in death benefits is primarily due to approximately $169,000 of decreased ordinary life benefits, $84,000 of increased ceded benefits that exceeded $40,000 of increased final expense benefits.

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

For the three months ended June 30, 2021 and 2020, capitalized costs were $3,353,999 and $2,693,003, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2021 and 2020 were $1,733,139 and $1,307,138, respectively.

The $660,996 increase in the 2021 acquisition costs deferred primarily relates to increased first year production of final expense and dollar denominated international policies and deferral of increased eligible commissions. There was a $426,001 increase in the 2021 amortization of deferred acquisition costs due to 2021 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $68,151 and $73,576 for the three months ended June 30, 2021 and 2020, respectively, representing a $5,425 decrease.

Commissions

Our commissions for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Annuity	$202,132	$109,897	$92,235
Ordinary life first year	521,275	331,610	189,665
Ordinary life renewal	58,786	40,211	18,575
Final expense first year	1,874,235	1,605,951	268,284
Final expense renewal	482,212	410,259	71,953
Total commissions	$3,138,640	$2,497,928	$640,712

The $640,712 increase in commissions for the three months ended June 30, 2021 is primarily due to a $268,284 increase in final expense first year commissions and an $189,665 increase in ordinary life first year commissions that corresponded to a $220,635 increase in final expense first year premiums and a $214,412 increase in ordinary life first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $559,168 decrease in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2021 was primarily related to a decrease in the Company’s Chief Executive Officer bonus.

Federal Income Taxes

FTFC filed its 2019 consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2021 and 2020, current income tax expense (benefit) was $1,510 and ($46,575), respectively. For the three months ended June 30, 2021 and 2020, deferred federal income tax expense was $364,593 and $184,362, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended June 30, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2021 and 2020, the net income allocated to the Class A shareholders ($1,209,047) is the total net income ($1,221,043) less the net income allocated to the Class B shareholders ($11,996).

The weighted average outstanding common shares basic for the three months ended June 30, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$9,026,587	$7,517,213	$1,509,374
Annuity operations	4,982,940	5,129,076	(146,136)
Corporate operations	187,844	191,790	(3,946)
Total	$14,197,371	$12,838,079	$1,359,292
Income (loss) before federal income taxes:
Life insurance operations	$827,254	$(400,643)	$1,227,897
Annuity operations	735,409	799,259	(63,850)
Corporate operations	24,483	212,767	(188,284)
Total	$1,587,146	$611,383	$975,763

Life Insurance Operations

The $1,509,374 increase in revenues from Life Insurance Operations for the three months ended June 30, 2021 is primarily due to the following:

●	$1,440,209 increase in premiums

●	$93,770 increase in net investment income

●	$31,847 increase in service fees and other income

●	$56,452 decrease in net realized investment gains

The $1,227,897 increase profitability from Life Insurance Operations for the three months ended June 30, 2021 is primarily due to the following:

●	$1,440,209 increase in premiums

●	$433,897 decrease in other underwriting, insurance and acquisition expenses

●	$340,820 increase in policy acquisition costs deferred net of amortization

●	$213,034 decrease in death benefits

●	$93,770 increase in net investment income

●	$31,847 increase in service fees and other income

●	$2,713 decrease in amortization of value of insurance business acquired

●	$637 increase in dividend, endowment and supplementary life contract benefits

●	$56,452 decrease in net realized investment gains

●	$144,118 increase in surrenders

●	$548,477 increase in commissions

●	$578,709 increase in future policy benefits

Annuity Operations

The $146,136 decrease in revenues from Annuity Operations for the three months ended June 30, 2021 is due to the following:

●	$235,660 decrease in net realized investment gains

●	$1,229 increase in service fees and other income

●	$88,295 increase in net investment income

The $63,850 decreased profitability from Annuity Operations for the three months ended June 30, 2021 is due to the following:

●	$235,660 decrease in net realized investment gains

●	$105,825 decrease in policy acquisition costs deferred net of amortization

●	$92,235 increase in commissions

●	$31,975 increase in interest credited to policyholders

●	$1,229 increase in service fees and other income

●	$2,712 decrease in amortization of value of insurance business acquired

●	$88,295 increase in net investment income

●	$309,609 decrease in other underwriting, insurance and acquisition expenses

Corporate Operations

The $3,946 decrease in revenues from Corporate Operations for the three months ended June 30, 2021 is due to $18,310 of decreased service fees and other income that exceeded $14,364 of increased net investment income.

The $188,284 decrease in Corporate Operations profitability for the three months ended June 30, 2021 is primarily due to $184,338 of increased operating expenses and $18,310 of decreased service fees and other income that exceeded $14,364 of increased net investment income.

Results of Operations – Six Months Ended June 30, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$14,859,309	$12,805,100	$2,054,209
Net investment income	12,221,344	12,145,916	75,428
Net realized investment gains	170,363	433,882	(263,519)
Service fees	179,588	17,896	161,692
Other income	59,341	118,791	(59,450)
Total revenues	$27,489,945	$25,521,585	$1,968,360

The $1,968,360 increase in total revenues for the six months ended June 30, 2021 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$778,662	$695,907	$82,755
Ordinary life renewal	1,636,316	1,324,708	311,608
Final expense first year	2,997,009	2,550,112	446,897
Final expense renewal	9,447,322	8,234,373	1,212,949
Total premiums	$14,859,309	$12,805,100	$2,054,209

The $2,054,209 increase in premiums for the six months ended June 30, 2021 is primarily due to the $1,212,949 increase in final expense renewal premiums, $446,897 increase in final expense first year premiums and $311,608 increase in ordinary life renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in ordinary life renewal premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$3,423,390	$3,512,722	$(89,332)
Preferred stock and equity securities	43,404	56,069	(12,665)
Other long-term investments	2,505,074	2,651,423	(146,349)
Mortgage loans	7,226,307	7,366,896	(140,589)
Policy loans	77,575	75,829	1,746
Real estate	-	137,363	(137,363)
Short-term and other investments	44,373	53,817	(9,444)
Gross investment income	13,320,123	13,854,119	(533,996)
Investment expenses	(1,098,779)	(1,708,203)	(609,424)
Net investment income	$12,221,344	$12,145,916	$75,428

The $533,996 decrease in gross investment income for the six months ended June 30, 2021 is primarily due $146,349 decrease in other long-term investments, $140,589 decrease in mortgage loans and $137,363 decrease in real estate. The $146,349 decline in investment income from other long-term investments is due to decreased holdings on this investment category. The $140,589 decline in mortgage loans investment income is due to decreased holdings of mortgage loans and lower gross effective yields on mortgage loan purchased. The $137,363 decline in investment income from real estate is due the November 16, 2020 sale of an office building and land located in Topeka, Kansas.

The $609,424 decrease in investment expense for the six months ended June 30, 2021 primarily due to decreased mortgage loan acquisition expenses and the sale of the Topeka, Kansas office building and land on November 16, 2020.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds	$3,968,218	$11,713,764	$(7,745,546)
Amortized cost at sale date	3,864,553	11,395,625	(7,531,072)
Net realized gains	$103,665	$318,139	$(214,474)
Equity securities sold:
Sale proceeds	$89	$-	$89
Cost at sale date	-	-	-
Net realized gains	$89	$-	$89
Investment real estate:
Sale proceeds	$75,940	$682,945	$(607,005)
Carrying value at sale date	69,591	649,249	(579,658)
Net realized gains	$6,349	$33,696	$(27,347)
Mortgage loans on real estate:
Sale proceeds	$53,161,263	$32,894,590	$20,266,673
Carrying value at sale date	53,122,593	32,786,491	20,336,102
Net realized gains	$38,670	$108,099	$(69,429)
Equity securities, changes in fair value	$21,590	$(26,052)	$47,642

Net realized investment gains	$170,363	$433,882	$(263,519)

Service Fees

The $161,692 increase in service fees for the six months ended June 30, 2021 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$5,201,933	$5,108,158	$93,775
Death benefits	5,793,212	4,094,308	1,698,904
Surrenders	721,565	638,905	82,660
Interest credited to policyholders	6,207,492	6,120,227	87,265
Dividend, endowment and supplementary life contract benefits	143,066	153,218	(10,152)
Total benefits and claims	18,067,268	16,114,816	1,952,452
Expenses
Policy acquisition costs deferred	(6,183,472)	(5,077,971)	(1,105,501)
Amortization of deferred policy acquisition costs	3,522,962	2,520,412	1,002,550
Amortization of value of insurance business acquired	143,320	153,550	(10,230)
Commissions	6,011,223	4,806,091	1,205,132
Other underwriting, insurance and acquisition expenses	4,860,942	5,376,920	(515,978)
Total expenses	8,354,975	7,779,002	575,973
Total benefits, claims and expenses	$26,422,243	$23,893,818	$2,528,425

The $2,528,425 increase in total benefits, claims and expenses for the six months ended June 30, 2021 is discussed below.

Benefits and Claims

The $1,952,452 increase in benefits and claims for the six months ended June 30, 2021 is primarily due to the following:

●	$1,698,904 increase in death benefits is primarily due to approximately $1,864,000 of increased final expense benefits that exceeded $162,000 of increased ceded benefits.

●	$93,775 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the six months ended June 30, 2021 and 2020, capitalized costs were $6,183,472 and $5,077,971, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2021 and 2020 were $3,522,962 and $2,520,412, respectively.

The $1,105,501 increase in the 2021 acquisition costs deferred primarily relates to increased first year final expense premiums and annuity production and deferral of increased eligible commissions. There was a $1,002,550 increase in the 2021 amortization of deferred acquisition costs due to 2021 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $143,320 and $153,550 for the six months ended June 30, 2021 and 2020, respectively, representing a $10,230 decrease.

Commissions

Our commissions for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Annuity	$546,837	$133,049	$413,788
Ordinary life first year	851,996	778,513	73,483
Ordinary life renewal	128,602	60,896	67,706
Final expense first year	3,575,675	3,034,289	541,386
Final expense renewal	908,113	799,344	108,769
Total commissions	$6,011,223	$4,806,091	$1,205,132

The $1,205,132 increase in commissions for the six months ended June 30, 2021 is primarily due to a $541,386 increase in final expense first year commissions and a $413,788 increase in annuity commissions that corresponded to a $446,897 increase in final expense first year premiums and a $13,416,497 increase in retained annuity deposits.

Underwriting, Insurance and Acquisition Expenses

The $515,978 decrease in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2021 was primarily related to a decrease in the Company’s Chief Executive Officer bonus.

Federal Income Taxes

FTFC filed its 2019 consolidated federal income tax return with TLIC, FBLIC and FTCC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2021, current income tax expense was $1,510. Deferred federal income tax expense was $305,801 and $364,915 for the six months ended June 30, 2021 and 2020, respectively.

Net Income Per Common Share Basic and Diluted

For the six months ended June 30, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2021 and 2020, the net income allocated to the Class A shareholders ($752,921) is the total net income ($760,391) less the net income allocated to the Class B shareholders ($7,470).

The weighted average outstanding common shares basic for the six months ended June 30, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$17,063,471	$14,842,681	$2,220,790
Annuity operations	10,024,471	10,349,328	(324,857)
Corporate operations	402,003	329,576	72,427
Total	$27,489,945	$25,521,585	$1,968,360
Income (loss) before income taxes:
Life insurance operations	$(114,755)	$(336,239)	$221,484
Annuity operations	1,259,939	1,711,177	(451,238)
Corporate operations	(77,482)	252,829	(330,311)
Total	$1,067,702	$1,627,767	$(560,065)

Life Insurance Operations

The $2,220,790 increase in revenues from Life Insurance Operations for the six months ended June 30, 2021 is primarily due to the following:

●	$2,054,209 increase in premiums

●	$181,101 increase in net investment income

●	$31,706 increase in service fees and other income

●	$46,226 decrease in net realized investment gains

The $221,484 increased profitability from Life Insurance Operations for the six months ended June 30, 2021 is primarily due to the following:

●	$2,054,209 increase in premiums

●	$425,220 decrease in other underwriting, insurance and acquisition expenses

●	$226,890 increase in policy acquisition costs deferred net of amortization

●	$181,101 increase in net investment income

●	$31,706 increase in service fees and other income

●	$10,152 decrease in dividend, endowment and supplementary life contract benefits

●	$5,115 decrease in amortization of value of insurance business acquired

●	$46,226 decrease in net realized investment gains

●	$82,660 increase in surrenders

●	$93,775 increase in future policy benefits

●	$791,344 increase in commissions

●	$1,698,904 increase in death benefits

Annuity Operations

The $324,857 decrease in revenues from Annuity Operations for the six months ended June 30, 2021 is due to the following:

●	$217,293 decrease in net realized investment gains

●	$106,196 decrease in net investment income

●	$1,368 decrease in service fees and other income

The $451,238 decreased profitability from Annuity Operations for the six months ended June 30, 2021 is due to the following:

●	$413,788 increase in commissions

●	$217,293 decrease in net realized investment gains

●	$123,939 decrease in policy acquisition costs deferred net of amortization

●	$106,196 decrease in net investment income

●	$87,265 increase in interest credited to policyholders

●	$1,368 decrease in service fees and other income

●	$5,115 decrease in amortization of value of insurance business acquired

●	$493,496 decrease in other underwriting, insurance and acquisition expenses

Corporate Operations

The $72,427 increase in revenues from Corporate Operations for the six months ended June 30, 2021 is primarily due to $71,904 of increased service fees and other income and $523 of increased net investment income.

The $330,311 decreased Corporate Operations profitability for the six months ended June 30, 2021 is primarily due to $402,738 of increased operating expenses that exceeded $71,904 of increased service fees and other income and $523 of increased net investment income.

Consolidated Financial Condition

Our invested assets as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $152,958,511 and $148,431,010 as of June 30, 2021 and December 31, 2020, respectively)	$173,100,934	$170,647,836	$2,453,098
Available-for-sale preferred stock securities at fair value (amortized cost: $1,250,000 as of June 30, 2021)	1,251,800	-	1,251,800
Equity securities at fair value (cost: $278,333 and $183,219 as of June 30, 2021 and December 31, 2020, respectively)	319,707	203,003	116,704
Mortgage loans on real estate	169,710,121	174,909,062	(5,198,941)
Investment real estate	1,146,932	757,936	388,996
Policy loans	2,134,919	2,108,678	26,241
Short-term investments	2,851,073	3,309,020	(457,947)
Other long-term investments	68,187,353	71,025,133	(2,837,780)
Total investments	$418,702,839	$422,960,668	$(4,257,829)

The $2,453,098 increase and $7,500,935 decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Fixed maturity securities, available-for-sale, beginning	$170,647,836	$178,951,324
Purchases	8,658,222	1,005,000
Acquisition of K-TENN Insurance Company	-	800,000
Unrealized appreciation (depreciation)	(2,074,403)	2,392,639
Net realized investment gains	103,665	318,139
Sales proceeds	(3,268,218)	(11,165,264)
Maturities	(700,000)	(548,500)
Premium amortization	(266,168)	(302,949)
Increase (decrease)	2,453,098	(7,500,935)
Fixed maturity securities, available-for-sale, ending	$173,100,934	$171,450,389

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

The $1,251,800 increase and $1,460 decrease in preferred stock available-for-sale for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Preferred stock, available-for-sale, beginning	$-	$51,900
Purchases	1,250,000	-
Unrealized appreciation (depreciation)	1,800	(1,460)
Increase (decrease)	1,251,800	(1,460)
Preferred stock, available-for-sale, ending	$1,251,800	$50,440

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.”

The $116,704 increase and $28,022 decrease in equity securities for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Equity securities, beginning	$203,003	$201,024
Purchases	145,168	47,963
Sales proceeds	(89)	-
Joint venture distributions	(50,054)	(49,933)
Net realized investment gains, sale of securities	89	-
Net realized investment gains (losses), changes in fair value	21,590	(26,052)
Increase (decrease)	116,704	(28,022)
Equity securities, ending	$319,707	$173,002

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $5,198,941 decrease and $4,522,729 increase in mortgage loans on real estate for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Mortgage loans on real estate, beginning	$174,909,062	$162,404,640
Purchases	48,117,912	37,894,403
Discount accretion	209,946	189,485
Net realized investment gains	38,670	108,099
Payments	(53,161,263)	(32,894,590)
Foreclosed - transfer to real estate	(458,587)	(744,091)
(Increase) decrease in allowance for bad debts	97,966	(4,069)
Amortization of loan origination fees	(43,585)	(26,508)
Increase (decrease)	(5,198,941)	4,522,729
Mortgage loans on real estate, ending	$169,710,121	$166,927,369

The $388,996 and $22,098 increases in investment real estate for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Investment real estate, beginning	$757,936	$1,951,759
Real estate acquired through mortgage loan foreclosure	458,587	744,091
Sales proceeds	(75,940)	(682,945)
Depreciation of building	-	(72,744)
Net realized investment gains	6,349	33,696
Increase	388,996	22,098
Investment real estate, ending	$1,146,932	$1,973,857

The $2,837,780 decrease and $1,052,870 increase in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Other long-term investments, beginning	$71,025,133	$71,824,480
Purchases	882,027	3,942,291
Accretion of discount	2,505,089	2,652,434
Payments	(6,224,896)	(5,541,855)
Increase (decrease)	(2,837,780)	1,052,870
Other long-term investments, ending	$68,187,353	$72,877,350

Our assets other than invested assets as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020

Cash and cash equivalents	$55,199,237	$40,230,095	$14,969,142
Accrued investment income	5,105,328	5,370,508	(265,180)
Recoverable from reinsurers	1,088,924	1,234,221	(145,297)
Assets held in trust under coinsurance agreement	109,418,301	112,160,307	(2,742,006)
Agents' balances and due premiums	1,950,135	2,154,322	(204,187)
Deferred policy acquisition costs	47,197,236	44,513,669	2,683,567
Value of insurance business acquired	4,449,657	4,592,977	(143,320)
Other assets	10,049,650	10,378,502	(328,852)
Assets other than investment assets	$234,458,468	$220,634,601	$13,823,867

The $14,969,142 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $2,742,006 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Balance, beginning of year	$44,513,669	$38,005,639
Capitalization of commissions, sales and issue expenses	6,183,472	5,077,971
Amortization	(3,522,962)	(2,520,412)
Deferred acquisition costs allocated to investments	23,057	(9,818)
Balance, end of period	$47,197,236	$40,553,380

Our other assets as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020
Federal and state income taxes recoverable	$5,655,623	$4,050,726	$1,604,897
Advances to mortgage loan originator	3,570,356	4,996,358	(1,426,002)
Lease asset - right to use	615,178	664,393	(49,215)
Prepaid assets	86,423	114,771	(28,348)
Notes receivable	57,864	472,306	(414,442)
Guaranty funds	53,185	63,869	(10,684)
Other receivables and deposits	11,021	16,079	(5,058)
Total other assets	$10,049,650	$10,378,502	$(328,852)

There was a $1,426,002 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The $414,442 decline in notes receivable is primarily due to repayment of a $400,000 loan from the estate of the Company’s former chairman.

There was a $1,604,897 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

Our liabilities as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020

Policy liabilities
Policyholders' account balances	$374,177,380	$362,519,753	$11,657,627
Future policy benefits	81,806,540	76,673,797	5,132,743
Policy claims	1,760,189	2,099,548	(339,359)
Other policy liabilities	88,253	119,699	(31,446)
Total policy liabilities	457,832,362	441,412,797	16,419,565
Funds withheld under coinsurance agreement	109,070,339	112,681,925	(3,611,586)
Deferred federal income taxes	9,096,302	9,220,905	(124,603)
Other liabilities	8,168,843	10,427,430	(2,258,587)
Total liabilities	$584,167,846	$573,743,057	$10,424,789

The $11,657,627 increase and $4,945,978 decrease in policyholders’ account balances for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Policyholders' account balances, beginning	$362,519,753	$363,083,838
Deposits	19,382,246	6,012,739
Withdrawals	(16,844,732)	(14,644,858)
Funds withheld under coinsurance agreement	2,912,621	(2,434,086)
Interest credited	6,207,492	6,120,227
Increase (decrease)	11,657,627	(4,945,978)
Policyholders' account balances, ending	$374,177,380	$358,137,860

The $5,132,743 increase in future policy benefits during the six months ended June 30, 2021 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $124,603 decrease in deferred federal income taxes during the six months ended June 30, 2021 was due to $430,404 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock securities available-for-sale and $305,801 of operating deferred federal tax expense.

The $3,611,586 decrease in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of June 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020
Mortgage loans suspense	$3,713,019	$5,967,403	$(2,254,384)
Payable for securities purchased	1,550,031	378,046	1,171,985
Suspense accounts payable	1,490,191	2,555,255	(1,065,064)
Accrued expenses payable	730,000	748,000	(18,000)
Lease liability	615,178	664,393	(49,215)
Unclaimed funds	135,015	79,946	55,069
Unearned investment income	84,234	71,325	12,909
Deferred revenue	68,750	-	68,750
Guaranty fund assessments	25,000	25,000	-
Accounts payable	19,564	72,124	(52,560)
Other payables and withholdings	13,387	20,528	(7,141)
Escrow advances	(275,526)	(154,590)	(120,936)
Total other liabilities	$8,168,843	$10,427,430	$(2,258,587)

The reduction in mortgage loan suspense of $2,254,384 is primarily due to timing of principal loan payments on mortgage loans.

The $1,065,064 decrease in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

As of June 30, 2021, the Company had $1,550,031 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $378,046 of security purchases overlapping financial reporting periods as of December 31, 2020.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2021, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of June 30, 2021, we had cash and cash equivalents totaling $55,199,237. As of June 30, 2021, cash and cash equivalents of $18,208,059 and $33,941,832, respectively, totaling $52,149,891 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,363,823 in 2021 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,025,933 in 2021 without prior approval. FBLIC has paid no dividends to TLIC in 2021 and 2020. Dividends paid by FBLIC would be eliminated in consolidation. TLIC has paid no dividends to FTFC in 2021 and 2020.

During 2020, FTFC paid a $0.05 per share cash dividend for a total of $384,734 to its Class A shareholders.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $47,669,090 and $32,645,110 as of June 30, 2021 and December 31, 2020, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 25, 2020, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2021.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of June 30, 2021 and December 31, 2020.

Our cash flows for the six months ended June 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Net cash provided by (used in) operating activities	$6,832,512	$(6,580,790)	$13,413,302
Net cash provided by investing activities	5,599,116	9,436,885	(3,837,769)
Net cash provided by (used in) financing activities	2,537,514	(9,016,853)	11,554,367
Increase (decrease) in cash and cash equivalents	14,969,142	(6,160,758)	21,129,900
Cash and cash equivalents, beginning of period	40,230,095	23,212,170	17,017,925
Cash and cash equivalents, end of period	$55,199,237	$17,051,412	$38,147,825

The $6,832,512 cash provided by operating activities and $6,580,790 cash used in operating activities for the six months ended June 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2021	2020	2021 less 2020
Premiums collected	$14,996,541	$12,785,842	$2,210,699
Net investment income collected	10,050,566	9,360,252	690,314
Service fees and other income collected	238,929	136,687	102,242
Death benefits paid	(5,987,274)	(4,203,699)	(1,783,575)
Surrenders paid	(721,565)	(638,905)	(82,660)
Dividends and endowments paid	(144,578)	(154,064)	9,486
Commissions paid	(5,974,202)	(5,203,356)	(770,846)
Other underwriting, insurance and acquisition expenses paid	(4,531,610)	(4,750,409)	218,799
Taxes paid	(1,606,407)	(1,542,885)	(63,522)
(Increased) decreased advances to mortgage loan originator	1,426,001	(620,442)	2,046,443
Increased (decreased) deposits of pending policy applications	(1,065,064)	2,341,413	(3,406,477)
(Increased) decreased assets held in trust under coinsurance agreement	2,043,041	(2,459,182)	4,502,223
(Increased) decreased short-term investments	457,947	(1,118,142)	1,576,089
Increased policy loans	(26,241)	(17,608)	(8,633)
Decreased mortgage loan suspense	(2,254,384)	(3,906,902)	1,652,518
Advances to investment vendor	-	(6,558,284)	6,558,284
Other	(69,188)	(31,106)	(38,082)
Cash provided by (used in) operating activities	$6,832,512	$(6,580,790)	$13,413,302

Please see the statements of cash flows for the six months ended June 30, 2021 and 2020 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2021	December 31, 2020	2021 less 2020

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 8,909,276 issued as of June 30, 2021 and December 31, 2020, 8,661,696 outstanding as of June 30, 2021 and December 31, 2020)	$89,093	$89,093	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2021 and December 31, 2020)	1,011	1,011	-
Additional paid-in capital	39,078,485	39,078,485	-
Treasury stock, at cost (247,580 shares as of June 30, 2021 and December 31, 2020)	(893,947)	(893,947)	-
Accumulated other comprehensive income	15,899,716	17,518,858	(1,619,142)
Accumulated earnings	14,819,103	14,058,712	760,391
Total shareholders' equity	$68,993,461	$69,852,212	$(858,751)

The decrease in shareholders’ equity of $858,751 for the six months ended June 30, 2021 is due to $1,619,142 decrease in accumulated other comprehensive income that exceeded 2021 net income of $760,391.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $20,144,223 and $22,216,826 as of June 30, 2021 and December 31, 2020, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $1,968,938 in unrealized losses arising for the six months ended June 30, 2021 has been offset by 2021 net realized investment gains of $103,665 originating from the sale of preferred stock securities and the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $2,072,603.

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

As of June 30, 2021, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 16.1% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2021, the Company has outstanding advances to this loan originator totaling $3,570,356. The advances are secured by $7,346,163 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,929,644 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2021, $848,457 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2021, $441,615 of that escrow amount is available to the Company as additional collateral on $3,570,356 of advances to the loan originator. The remaining June 30, 2021 escrow amount of $406,842 is available to the Company as additional collateral on its investment of $81,368,440 in residential mortgage loans on real estate.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2021 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**XBRL

Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

August 12, 2021	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 12, 2021	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Financial Officer