Form 10-Q
period 2021-09-30
First Trinity Financial CORP
filed 2021-11-12
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2021, the registrant had 8,661,696 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $153,991,976 and $148,431,010 as of September 30, 2021 and December 31, 2020, respectively)	$172,745,212	$170,647,836
Available-for-sale preferred stock securities at fair value (amortized cost: $1,250,000 as of September 30, 2021)	1,234,000	-
Equity securities at fair value (cost: $285,412 and $183,219 as of September 30, 2021 and December 31, 2020, respectively)	340,754	203,003
Mortgage loans on real estate	170,647,657	174,909,062
Investment real estate	688,345	757,936
Policy loans	2,218,249	2,108,678
Short-term investments	1,674,777	3,309,020
Other long-term investments	66,700,899	71,025,133
Total investments	416,249,893	422,960,668
Cash and cash equivalents	63,024,968	40,230,095
Accrued investment income	4,913,923	5,370,508
Recoverable from reinsurers	1,053,179	1,234,221
Assets held in trust under coinsurance agreement	109,072,674	112,160,307
Agents' balances and due premiums	1,945,949	2,154,322
Deferred policy acquisition costs	48,664,102	44,513,669
Value of insurance business acquired	4,382,627	4,592,977
Other assets	12,152,845	10,378,502
Total assets	$661,460,160	$643,595,269
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$377,072,802	$362,519,753
Future policy benefits	85,241,834	76,673,797
Policy claims	1,869,646	2,099,548
Other policy liabilities	113,157	119,699
Total policy liabilities	464,297,439	441,412,797
Funds withheld under coinsurance agreement	109,678,542	112,681,925
Deferred federal income taxes	9,079,407	9,220,905
Other liabilities	9,449,432	10,427,430
Total liabilities	592,504,820	573,743,057
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 8,909,276 issued as of September 30, 2021 and December 31, 2020, 8,661,696 outstanding as of September 30, 2021 and December 31, 2020)	89,093	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2021 and December 31, 2020)	1,011	1,011
Additional paid-in capital	39,078,485	39,078,485
Treasury stock, at cost (247,580 shares as of September 30, 2021 and December 31, 2020)	(893,947)	(893,947)
Accumulated other comprehensive income	14,794,261	17,518,858
Accumulated earnings	15,886,437	14,058,712
Total shareholders' equity	68,955,340	69,852,212
Total liabilities and shareholders' equity	$661,460,160	$643,595,269

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$8,323,522	$7,166,641	$23,182,831	$19,971,741
Net investment income	5,757,862	5,749,175	17,979,206	17,895,091
Net realized investment gains	320,735	118,960	491,098	552,842
Service fees	12,245	23,212	191,833	41,108
Other income	13,793	17,681	73,134	136,472
Total revenues	14,428,157	13,075,669	41,918,102	38,597,254
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,437,541	2,995,221	8,639,474	8,103,379
Death benefits	2,315,438	2,600,833	8,108,650	6,695,141
Surrenders	112,980	242,460	834,545	881,365
Interest credited to policyholders	3,279,558	3,071,581	9,487,050	9,191,808
Dividend, endowment and supplementary life contract benefits	82,600	69,984	225,666	223,202
Total benefits and claims	9,228,117	8,980,079	27,295,385	25,094,895
Policy acquisition costs deferred	(3,142,259)	(3,056,211)	(9,325,731)	(8,134,182)
Amortization of deferred policy acquisition costs	1,683,068	1,144,749	5,206,030	3,665,161
Amortization of value of insurance business acquired	67,030	73,778	210,350	227,328
Commissions	3,161,051	2,960,619	9,172,274	7,766,710
Other underwriting, insurance and acquisition expenses	2,085,184	1,908,840	6,946,126	7,285,760
Total expenses	3,854,074	3,031,775	12,209,049	10,810,777
Total benefits, claims and expenses	13,082,191	12,011,854	39,504,434	35,905,672
Income before total federal income tax expense	1,345,966	1,063,815	2,413,668	2,691,582
Current federal income tax expense	1,670	45,654	3,180	45,654
Deferred federal income tax expense	276,962	178,104	582,763	543,019
Total federal income tax expense	278,632	223,758	585,943	588,673
Net income	$1,067,334	$840,057	$1,827,725	$2,102,909
Net income per common share basic and diluted
Class A common stock	$0.1220	$0.0960	$0.2089	$0.2408
Class B common stock	$0.1037	$0.0816	$0.1776	$0.1670

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,067,334	$840,057	$1,827,725	$2,102,909
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(1,385,055)	3,136,605	(3,353,993)	5,845,923
Less net realized investment gains having no credit losses	21,932	111,674	125,597	429,813
Net unrealized investment gains (losses)	(1,406,987)	3,024,931	(3,479,590)	5,416,110
Less adjustment to deferred acquisition costs	(7,675)	4,795	(30,732)	14,613
Other comprehensive income (loss) before federal income tax expense (benefit)	(1,399,312)	3,020,136	(3,448,858)	5,401,497
Federal income tax expense (benefit)	(293,857)	634,228	(724,261)	1,134,314
Total other comprehensive income (loss)	(1,105,455)	2,385,908	(2,724,597)	4,267,183
Total comprehensive income (loss)	$(38,121)	$3,225,965	$(896,872)	$6,370,092

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Three months ended September 30, 2020
Balance as of July 1, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$11,497,935	$20,808,567	$61,923,895
Comprehensive income:
Net income	-	-	-	-	-	840,057	840,057
Other comprehensive income	-	-	-	-	2,385,908	-	2,385,908
Balance as of September 30, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$13,883,843	$21,648,624	$65,149,860

Nine months ended September 30, 2020
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	2,102,909	2,102,909
Other comprehensive income	-	-	-	-	4,267,183	-	4,267,183
Shareholders' cash dividend	-	-	-	-	-	(384,734)	(384,734)
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,011)	1,011	-	-	-	-	-
Balance as of September 30, 2020	$81,179	$1,011	$30,429,150	$(893,947)	$13,883,843	$21,648,624	$65,149,860

Three months ended September 30, 2021
Balance as of July 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461
Comprehensive loss:
Net income	-	-	-	-	-	1,067,334	1,067,334
Other comprehensive loss	-	-	-	-	(1,105,455)	-	(1,105,455)
Balance as of September 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$14,794,261	$15,886,437	$68,955,340

Nine months ended September 30, 2021
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive loss:
Net income	-	-	-	-	-	1,827,725	1,827,725
Other comprehensive loss	-	-	-	-	(2,724,597)	-	(2,724,597)
Balance as of September 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$14,794,261	$15,886,437	$68,955,340

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$1,827,725	$2,102,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	-	109,116
Accretion of discount on investments	(3,600,202)	(3,733,176)
Net realized investment gains	(491,098)	(552,842)
Amortization of policy acquisition cost	5,206,030	3,665,161
Policy acquisition cost deferred	(9,325,731)	(8,134,182)
Amortization of loan origination fees	43,585	30,241
Amortization of value of insurance business acquired	210,350	227,328
Allowance for mortgage loan losses	94,911	36,800
Provision for deferred federal income tax expense	582,763	543,019
Interest credited to policyholders	9,487,050	9,191,808
Change in assets and liabilities:
Policy loans	(109,571)	(44,658)
Short-term investments	1,634,243	156,850
Accrued investment income	456,585	(177,486)
Recoverable from reinsurers	181,042	50,021
Funds under coinsurance agreement	3,948,538	2,057,396
Agents' balances and due premiums	208,373	(802,590)
Other assets (excludes change in receivable for securities sold of ($1,627,000) in 2020)	(1,774,343)	(3,358,479)
Future policy benefits	8,568,037	8,061,676
Policy claims	(229,902)	408,900
Other policy liabilities	(6,542)	819
Other liabilities (excludes change in payable for securities purchased of $1,561,417 and $313,188 in 2021 and 2020, respectively)	(2,539,415)	(613,164)
Net cash provided by operating activities	14,372,428	9,225,467

Investing activities
Purchases of fixed maturity securities	(12,760,202)	(3,597,065)
Maturities of fixed maturity securities	900,000	945,500
Sales of fixed maturity securities	6,049,876	14,977,950
Purchases of preferred stock securities	(1,250,000)	-
Sales of preferred stock securities	-	50,000
Purchases of equity securities	(162,603)	(68,198)
Sales of equity securities	89	-
Acquisition of K-TENN Insurance Company	-	1,110,299
Joint venture distributions	60,410	66,511
Purchases of mortgage loans	(74,296,705)	(58,751,393)
Payments on mortgage loans	78,319,365	45,252,139
Purchases of other long-term investments	(882,026)	(4,799,143)
Payments on other long-term investments	8,863,095	8,440,078
Sale of real estate	818,018	682,945
Net change in receivable and payable for securities sold and purchased	1,561,417	(1,313,812)
Net cash provided by investing activities	7,220,734	2,995,811

Financing activities
Policyholders' account deposits	25,215,132	17,030,797
Policyholders' account withdrawals	(24,013,421)	(30,041,959)
Shareholders' cash dividend	-	(384,734)
Net cash provided by (used in) financing activities	1,201,711	(13,395,896)

Increase (decrease) in cash and cash equivalents	22,794,873	(1,174,618)
Cash and cash equivalents, beginning of period	40,230,095	23,212,170
Cash and cash equivalents, end of period	$63,024,968	$22,037,552

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the nine months ended September 30, 2021 and 2020, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and $797,158, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Reductions in mortgage loans due to foreclosure	$458,587	$797,158
Investment real estate held-for-sale acquired through foreclosure	(458,587)	(797,158)
Net cash used in investing activities	$-	$-

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

September 30, 2021

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

September 30, 2021

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

September 30, 2021

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

The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2020.

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

September 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued and fully paid, is recorded at the reacquisition cost and the shares are no longer outstanding.

Subsequent Events

Management has evaluated all events subsequent to September 30, 2021 through the date that these financial statements have been issued.

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

September 30, 2021

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued guidance (Accounting Standards Update 2021-08) for the accounting for revenue contracts with customers acquired in a business combination. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments to this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification - Revenue from Contracts with Customers (“Topic 606”) at the acquisition date as if the acquirer had originated the contracts.

The amendments in this Update primarily address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. These amendments, however, also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this Update do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606 whether in or not in a business combination.

The amendments in this Update are effective for the Company as a public business entity for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments retrospectively to all business for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and prospectively to all business combinations that occur on or after the date of initial application. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments

Investments in fixed maturity and preferred stock available-for-sale as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2021 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$428,879	$1,391	$450	$429,820
States and political subdivisions	8,183,832	729,312	23,099	8,890,045
Residential mortgage-backed securities	11,373	13,947	-	25,320
Corporate bonds	114,124,130	14,221,882	97,550	128,248,462
Asset-backed securities	1,236,917	52,199	3,963	1,285,153
Exchange traded securities	523,780	-	5,780	518,000
Foreign bonds	29,083,065	3,865,750	14,233	32,934,582
Certificate of deposits	400,000	13,830	-	413,830
Total fixed maturity securities	153,991,976	18,898,311	145,075	172,745,212

Preferred stock securities	1,250,000	-	16,000	1,234,000

Total fixed maturity and preferred stock securities	$155,241,976	$18,898,311	$161,075	$173,979,212

	December 31, 2020
Fixed maturity securities
U.S. government and U.S. government agencies	$430,735	$3,568	$-	$434,303
States and political subdivisions	8,830,403	891,285	31,932	9,689,756
Residential mortgage-backed securities	14,022	14,420	-	28,442
Corporate bonds	106,387,417	16,859,782	111,840	123,135,359
Asset-backed securities	2,052,174	32,908	47,813	2,037,269
Exchange traded securities	500,000	-	200	499,800
Foreign bonds	29,616,259	4,641,338	59,230	34,198,367
Certificate of deposits	600,000	24,540	-	624,540
Total fixed maturity securities	$148,431,010	$22,467,841	$251,015	$170,647,836

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2021 and December 31, 2020 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2021 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$303,420	$450	2
States and political subdivisions	104,131	157	1
Corporate bonds	5,213,820	97,550	16
Exchange traded securities	518,000	5,780	2
Foreign bonds	547,400	14,233	1
Total less than 12 months in an unrealized loss position	6,686,771	118,170	22
More than 12 months in an unrealized loss position
States and political subdivisions	628,548	22,942	1
Asset-backed securities	357,543	3,963	1
Total more than 12 months in an unrealized loss position	986,091	26,905	2
Total fixed maturity securities in an unrealized loss position	7,672,862	145,075	24
Preferred stock securities, less than 12 months in an unrealized loss position	484,000	16,000	2
Total fixed maturity and preferred stock securities in an unrealized loss position	$8,156,862	$161,075	$26

	December 31, 2020
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$625,098	$31,932	1
Corporate bonds	878,716	41,508	3
Asset-backed securities	1,047,443	47,813	3
Exchange traded securities	499,800	200	2
Foreign bonds	285,569	28,282	4
Total less than 12 months in an unrealized loss position	3,336,626	149,735	13
More than 12 months in an unrealized loss position
Corporate bonds	1,084,205	70,332	3
Foreign bonds	532,875	30,948	1
Total more than 12 months in an unrealized loss position	1,617,080	101,280	4
Total fixed maturity securities in an unrealized loss position	$4,953,706	$251,015	$17

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

As of September 30, 2021, the Company held 24 available-for-sale fixed maturity securities with an unrealized loss of $145,075, fair value of $7,672,862 and amortized cost of $7,817,937. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2021. The ratio of the fair value to the amortized cost of these 24 securities is 98%.

As of December 31, 2020, the Company held 17 available-for-sale fixed maturity securities with an unrealized loss of $251,015, fair value of $4,953,706 and amortized cost of $5,204,721. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2020. The ratio of the fair value to the amortized cost of these 17 securities is 95%.

As of September 30, 2021, the Company held two available-for-sale preferred stock securities with an unrealized loss of $16,000, fair value of $484,000 and amortized cost of $500,000. The ratio of the fair value to the amortized cost of these two securities is 97%.

Fixed maturity securities were 91% and 97% investment grade as rated by Standard & Poor’s as of September 30, 2021 and December 31, 2020, respectively.

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

There were no impairments during the nine months ended September 30, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of September 30, 2021 and December 31, 2020, are summarized as follows:

	(Unaudited)
	September 30, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$18,737,236	$22,216,826
Adjustment to deferred acquisition costs	(10,325)	(41,057)
Deferred income taxes	(3,932,650)	(4,656,911)
Net unrealized appreciation on available-for-sale securities	$14,794,261	$17,518,858

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $66,700,899 and $71,025,133 as of September 30, 2021 and December 31, 2020, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2021, by contractual maturity, are summarized as follows:

	September 30, 2021 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,761,873	$2,809,168	$11,912,892	$12,143,150
Due after one year through five years	38,330,774	40,464,311	34,083,825	38,421,632
Due after five years through ten years	39,538,177	43,676,601	14,819,938	19,748,660
Due after ten years	73,349,779	85,769,812	5,884,244	11,234,378
Due at multiple maturity dates	11,373	25,320	-	-
	$153,991,976	$172,745,212	$66,700,899	$81,547,820

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Investment Real Estate		Mortgage Loans on Real Estate		Preferred Stock Securities
	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds	$2,981,658	$4,209,686	$742,078	$-	$25,158,102	$12,357,549	$-	$50,000
Gross realized gains	160,753	115,229	283,491	-	1,344	1	-	55
Gross realized losses	(138,821)	(3,610)	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds	$6,949,876	$15,923,450	$89	$-	$818,018	$682,945	$78,319,365	$45,252,139
Gross realized gains	291,252	461,716	89	-	289,840	33,696	40,014	108,100
Gross realized losses	(165,655)	(31,958)	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Preferred Stock Securities
	2021	2020
Proceeds	$-	$50,000
Gross realized gains	-	55
Gross realized losses	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity and preferred stock available-for-sale for the three and nine months ended September 30, 2021 and 2020 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(1,389,187)	$3,025,426	$(3,463,590)	$5,418,065
Preferred stock	(17,800)	(495)	(16,000)	(1,955)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	21,932	111,619	125,597	429,758
Equity securities, sale of securities	-	-	89	-
Equity securities, changes in fair value	13,968	7,285	35,558	(18,767)
Investment real estate	283,491	-	289,840	33,696
Mortgage loans on real estate	1,344	1	40,014	108,100
Preferred stock securities	-	55	-	55

Major categories of net investment income for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Fixed maturity securities	$1,737,661	$1,930,697	$5,161,051	$5,443,419
Preferred stock and equity securities	37,732	22,946	81,136	79,015
Other long-term investments	1,151,057	1,275,834	3,656,131	3,927,257
Mortgage loans	3,517,394	3,503,652	10,743,701	10,870,548
Policy loans	40,461	37,985	118,036	113,814
Real estate	-	68,663	-	206,026
Short-term and other investments	20,854	38,662	65,227	92,479
Gross investment income	6,505,159	6,878,439	19,825,282	20,732,558
Investment expenses	(747,297)	(1,129,264)	(1,846,076)	(2,837,467)
Net investment income	$5,757,862	$5,749,175	$17,979,206	$17,895,091

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2021 and December 31, 2020, these required deposits, included in investment assets, had amortized costs that totaled $4,469,238 and $4,464,398, respectively. As of September 30, 2021 and December 31, 2020, these required deposits had fair values that totaled $4,517,846 and $4,531,967, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)
	September 30, 2021	December 31, 2020
Residential mortgage loans	$163,270,025	$163,906,373
Commercial mortgage loans by property type
Apartment	175,417	-
Industrial	476,953	670,708
Lodging	282,896	290,889
Office building	2,844,637	4,596,331
Retail	3,597,729	5,444,761
Total commercial mortgage loans by property type	7,377,632	11,002,689
Total mortgage loans	$170,647,657	$174,909,062

There were 11 loans with a remaining principal balance of $2,211,689 that were more than 90 days past due as of September 30, 2021. There were 24 loans with a remaining principal balance of $3,979,997 that were more than 90 days past due as of December 31, 2020.

There were no mortgage loans in default and in the foreclosure process as of September 30, 2021. There were no mortgage loans in default or foreclosure as of December 31, 2020.

The Company’s investment real estate as of September 30, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)
	September 30, 2021	December 31, 2020
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	147,909	217,500
Investment real estate, net of accumulated depreciation	$688,345	$757,936

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

During 2021, the Company foreclosed on one residential mortgage loan of real estate totaling $458,587 and transferred the property to investment real estate held for sale. During 2021, the Company sold investment real estate property with an aggregate carrying value of $528,178. The Company recorded a gross realized investment gain on sale of $289,840 based on an aggregate sales price of $818,018.

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

September 30, 2021

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and certificate of deposits.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2021 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$429,820	$-	$429,820
States and political subdivisions	-	8,890,045	-	8,890,045
Residential mortgage-backed securities	-	25,320	-	25,320
Corporate bonds	-	128,248,462	-	128,248,462
Asset-backed securities	-	1,285,153	-	1,285,153
Exchange traded securities	-	518,000	-	518,000
Foreign bonds	-	32,934,582	-	32,934,582
Certificate of deposits	-	413,830	-	413,830
Total fixed maturity securities	$-	$172,745,212	$-	$172,745,212

Preferred stock securities, available-for-sale	$1,234,000	$-	$-	$1,234,000

Equity securities
Mutual funds	$-	$80,888	$-	$80,888
Corporate common stock	196,589	-	63,277	259,866
Total equity securities	$196,589	$80,888	$63,277	$340,754

	December 31, 2020
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$434,303	$-	$434,303
States and political subdivisions	-	9,689,756	-	9,689,756
Residential mortgage-backed securities	-	28,442	-	28,442
Corporate bonds	-	123,135,359	-	123,135,359
Asset-backed securities	-	2,037,269	-	2,037,269
Exchange traded securities	-	499,800	-	499,800
Foreign bonds		34,198,367		34,198,367
Certificate of deposits	-	624,540	-	624,540
Total fixed maturity securities	$-	$170,647,836	$-	$170,647,836

Equity securities
Mutual funds	$-	$84,242	$-	$84,242
Corporate common stock	51,629	-	67,132	118,761
Total equity securities	$51,629	$84,242	$67,132	$203,003

As of September 30, 2021 and December 31, 2020, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

September 30, 2021

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

The Company’s preferred stock is included in Level 1 and equity securities are included in Level 1 and Level 2 and the private placement common stocks and joint venture investment are included in Level 3. Level 1 for preferred stock and those equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity and preferred stock available-for-sale securities and equity securities are highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Unaudited
	Nine Months Ended September 30,
	2021	2020

Beginning balance	$67,133	$64,107
Joint venture net income	56,554	68,198
Joint venture distribution	(60,410)	(66,511)
Ending balance	$63,277	$65,794

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2021 and December 31, 2020, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2021 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$7,377,632	$8,171,057	$-	$-	$8,171,057
Residential	163,270,025	185,575,474	-	-	185,575,474
Policy loans	2,218,249	2,218,249	-	-	2,218,249
Short-term investments	1,674,777	1,674,777	1,674,777	-	-
Other long-term investments	66,700,899	81,547,820	-	-	81,547,820
Cash and cash equivalents	63,024,968	63,024,968	63,024,968	-	-
Accrued investment income	4,913,923	4,913,923	-	-	4,913,923
Total financial assets	$309,180,473	$347,126,268	$64,699,745	$-	$282,426,523
Financial liabilities
Policyholders' account balances	$377,072,802	$379,131,962	$-	$-	$379,131,962
Policy claims	1,869,646	1,869,646	-	-	1,869,646
Total financial liabilities	$378,942,448	$381,001,608	$-	$-	$381,001,608

	December 31, 2020
Financial assets
Mortgage loans on real estate
Commercial	$11,002,689	$11,085,406	$-	$-	$11,085,406
Residential	163,906,373	184,802,993	-	-	184,802,993
Policy loans	2,108,678	2,108,678	-	-	2,108,678
Short-term investments	3,309,020	3,309,020	3,309,020	-	-
Other long-term investments	71,025,133	89,264,246	-	-	89,264,246
Cash and cash equivalents	40,230,095	40,230,095	40,230,095	-	-
Accrued investment income	5,370,508	5,370,508	-	-	5,370,508
Total financial assets	$296,952,496	$336,170,946	$43,539,115	$-	$292,631,831
Financial liabilities
Policyholders' account balances	$362,519,753	$380,666,901	$-	$-	$380,666,901
Policy claims	2,099,548	2,099,548	-	-	2,099,548
Total financial liabilities	$364,619,301	$382,766,449	$-	$-	$382,766,449

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments in the accompanying financial statements and notes thereto:

Fixed Maturity Securities, Preferred Stock Securities and Equity Securities

The fair value of fixed maturity securities, preferred stock securities and equity securities are based on the principles previously discussed as Level 1, Level 2 and Level 3.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Revenues:
Life insurance operations	$9,404,804	$8,201,655	$26,468,275	$23,044,336
Annuity operations	4,932,938	4,729,579	14,957,409	15,078,907
Corporate operations	90,415	144,435	492,418	474,011
Total	$14,428,157	$13,075,669	$41,918,102	$38,597,254
Income (loss) before income taxes:
Life insurance operations	$923,202	$141,246	$808,447	$(194,993)
Annuity operations	385,534	795,043	1,645,473	2,506,220
Corporate operations	37,230	127,526	(40,252)	380,355
Total	$1,345,966	$1,063,815	$2,413,668	$2,691,582
Depreciation and amortization expense:
Life insurance operations	$1,270,992	$1,013,517	$4,353,884	$3,197,814
Annuity operations	479,106	245,115	1,106,081	834,032
Total	$1,750,098	$1,258,632	$5,459,965	$4,031,846

	(Unaudited)
Assets:	September 30, 2021	December 31, 2020
Life insurance operations	$138,602,579	$120,484,734
Annuity operations	518,227,430	518,257,307
Corporate operations	4,630,151	4,853,228
Total	$661,460,160	$643,595,269

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2020 U.S. federal income tax return filed on October 13, 2021, the 2018 through 2020 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

7. Line of Credit

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of September 30, 2021 and December 31, 2020.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, 2021 and 2020 (Unaudited)
	Unrealized
	Appreciation (Depreciation)		Accumulated
	on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (loss)
Balance as of July 1, 2021	$15,913,922	$(14,206)	$15,899,716
Other comprehensive loss before reclassifications, net of tax	(1,094,192)	6,063	(1,088,129)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	17,326	-	17,326
Other comprehensive loss	(1,111,518)	6,063	(1,105,455)
Balance as of September 30, 2021	$14,802,404	$(8,143)	$14,794,261

Balance as of July 1, 2020	$11,521,354	$(23,419)	$11,497,935
Other comprehensive income before reclassifications, net of tax	2,477,918	(3,788)	2,474,130
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	88,222	-	88,222
Other comprehensive income	2,389,696	(3,788)	2,385,908
Balance as of September 30, 2020	$13,911,050	$(27,207)	$13,883,843

	Nine Months Ended September 30, 2021 and 2020 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(2,649,654)	24,278	(2,625,376)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	99,221	-	99,221
Other comprehensive loss	(2,748,875)	24,278	(2,724,597)
Balance as of September 30, 2021	$14,802,404	$(8,143)	$14,794,261

Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	4,618,279	(11,544)	4,606,735
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	339,552	-	339,552
Other comprehensive income	4,278,727	(11,544)	4,267,183
Balance as of September 30, 2020	$13,911,050	$(27,207)	$13,883,843

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,385,055)	$(290,863)	$(1,094,192)
Reclassification adjustment for net gains included in operations having no credit losses	21,932	4,606	17,326
Net unrealized losses on investments	(1,406,987)	(295,469)	(1,111,518)
Adjustment to deferred acquisition costs	7,675	1,612	6,063
Total other comprehensive loss	$(1,399,312)	$(293,857)	$(1,105,455)

	Three Months Ended September 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,136,605	$658,687	$2,477,918
Reclassification adjustment for net gains included in operations having no credit losses	111,674	23,452	88,222
Net unrealized gains on investments	3,024,931	635,235	2,389,696
Adjustment to deferred acquisition costs	(4,795)	(1,007)	(3,788)
Total other comprehensive income	$3,020,136	$634,228	$2,385,908

	Nine Months Ended September 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,353,993)	$(704,339)	$(2,649,654)
Reclassification adjustment for net gains included in operations having no credit losses	125,597	26,376	99,221
Net unrealized losses on investments	(3,479,590)	(730,715)	(2,748,875)
Adjustment to deferred acquisition costs	30,732	6,454	24,278
Total other comprehensive loss	$(3,448,858)	$(724,261)	$(2,724,597)

	Nine Months Ended September 30, 2020 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,845,923	$1,227,644	$4,618,279
Reclassification adjustment for net gains included in operations having no credit losses	429,813	90,261	339,552
Net unrealized gains on investments	5,416,110	1,137,383	4,278,727
Adjustment to deferred acquisition costs	(14,613)	(3,069)	(11,544)
Total other comprehensive income	$5,401,497	$1,134,314	$4,267,183

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2021	2020	2021	2020
Unrealized gains on available-for-sale securities having no credit losses:
Realized gains on sales of securities (a)	$21,932	$111,674	$125,597	$429,813
Income tax expense (b)	4,606	23,452	26,376	90,261
Total reclassification adjustments	$17,326	$88,222	$99,221	$339,552

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

September 30, 2021

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of September 30, 2021, $896,405 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2021, $676,788 of that escrow amount is available to the Company as additional collateral on $4,924,843 of advances to the loan originator. The remaining September 30, 2021 escrow amount of $219,617 is available to the Company as additional collateral on its investment of $43,923,482 in residential mortgage loans on real estate. In addition, the Company has an additional $636,805 allowance for possible loan losses in the remaining $126,724,175 of investments in mortgage loans on real estate as of September 30, 2021.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2021 and 2020 are summarized as follows (excluding $43,923,482 and $67,306,217 of mortgage loans on real estate as of September 30, 2021 and 2020, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$394,718	$443,490	$49,210	$65,957	$443,928	$509,447
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	220,386	35,556	(27,509)	(2,825)	192,877	32,731
Allowance, ending	$615,104	$479,046	$21,701	$63,132	$636,805	$542,178

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$615,104	$479,046	$21,701	$63,132	$636,805	$542,178

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$119,346,543	$95,511,234	$7,377,632	$12,563,167	$126,724,175	$108,074,401

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	128,500	35,989	(33,589)	811	94,911	36,800
Allowance, ending	$615,104	$479,046	$21,701	$63,132	$636,805	$542,178

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$615,104	$479,046	$21,701	$63,132	$636,805	$542,178

Carrying Values:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$119,346,543	$95,511,234	$7,377,632	$12,563,167	$126,724,175	$108,074,401

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Over 70% to 80%	$52,689,828	$53,905,657	$-	$-	$52,689,828	$53,905,657
Over 60% to 70%	48,048,306	50,752,236	1,363,115	1,608,934	49,411,421	52,361,170
Over 50% to 60%	25,556,047	27,493,242	1,909,979	2,391,856	27,466,026	29,885,098
Over 40% to 50%	16,966,344	13,875,675	449,270	786,143	17,415,614	14,661,818
Over 30% to 40%	7,766,184	7,846,306	1,146,515	1,176,419	8,912,699	9,022,725
Over 20% to 30%	8,846,299	5,538,886	1,928,589	2,774,020	10,774,888	8,312,906
Over 10% to 20%	2,625,418	3,699,228	580,164	2,072,994	3,205,582	5,772,222
10% or less	771,599	795,143	-	192,323	771,599	987,466
Total	$163,270,025	$163,906,373	$7,377,632	$11,002,689	$170,647,657	$174,909,062

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued guidance (Accounting Standards Update 2021-08) for the accounting for revenue contracts with customers acquired in a business combination. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments to this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification - Revenue from Contracts with Customers (“Topic 606”) at the acquisition date as if the acquirer had originated the contracts.

The amendments in this Update primarily address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. These amendments, however, also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this Update do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606 whether in or not in a business combination.

The amendments in this Update are effective for the Company as a public business entity for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments retrospectively to all business for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and prospectively to all business combinations that occur on or after the date of initial application. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2021 and 2020

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$8,323,522	$7,166,641	$1,156,881
Net investment income	5,757,862	5,749,175	8,687
Net realized investment gains	320,735	118,960	201,775
Service fees	12,245	23,212	(10,967)
Other income	13,793	17,681	(3,888)
Total revenues	14,428,157	13,075,669	1,352,488
Benefits and claims	9,228,117	8,980,079	248,038
Expenses	3,854,074	3,031,775	822,299
Total benefits, claims and expenses	13,082,191	12,011,854	1,070,337
Income before federal income tax expense	1,345,966	1,063,815	282,151
Federal income tax expense	278,632	223,758	54,874
Net income	$1,067,334	$840,057	$227,277
Net income per common share basic and diluted
Class A common stock	$0.1220	$0.0960	$0.0260
Class B common stock	$0.1037	$0.0816	$0.0221

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$23,182,831	$19,971,741	$3,211,090
Net investment income	17,979,206	17,895,091	84,115
Net realized investment gains	491,098	552,842	(61,744)
Service fees	191,833	41,108	150,725
Other income	73,134	136,472	(63,338)
Total revenues	41,918,102	38,597,254	3,320,848
Benefits and claims	27,295,385	25,094,895	2,200,490
Expenses	12,209,049	10,810,777	1,398,272
Total benefits, claims and expenses	39,504,434	35,905,672	3,598,762
Income before federal income tax expense	2,413,668	2,691,582	(277,914)
Federal income tax expense	585,943	588,673	(2,730)
Net income	$1,827,725	$2,102,909	$(275,184)
Net income per common share basic and diluted
Class A common stock	$0.2089	$0.2408	$(0.0319)
Class B common stock	$0.1776	$0.1670	$0.0106

Consolidated Condensed Financial Position as of September 30, 2021 and December 31, 2020

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 to 2020

Investment assets	$416,249,893	$422,960,668	$(6,710,775)
Assets held in trust under coinsurance agreement	109,072,674	112,160,307	(3,087,633)
Other assets	136,137,593	108,474,294	27,663,299
Total assets	$661,460,160	$643,595,269	$17,864,891

Policy liabilities	$464,297,439	$441,412,797	$22,884,642
Funds withheld under coinsurance agreement	109,678,542	112,681,925	(3,003,383)
Deferred federal income taxes	9,079,407	9,220,905	(141,498)
Other liabilities	9,449,432	10,427,430	(977,998)
Total liabilities	592,504,820	573,743,057	18,761,763
Shareholders' equity	68,955,340	69,852,212	(896,872)
Total liabilities and shareholders' equity	$661,460,160	$643,595,269	$17,864,891

Shareholders' equity per common share
Class A common stock	$7.8827	$7.9853	$(0.1026)
Class B common stock	$6.7003	$6.7875	$(0.0872)

Results of Operations – Three Months Ended September 30, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$8,323,522	$7,166,641	$1,156,881
Net investment income	5,757,862	5,749,175	8,687
Net realized investment gains	320,735	118,960	201,775
Service fees	12,245	23,212	(10,967)
Other income	13,793	17,681	(3,888)
Total revenues	$14,428,157	$13,075,669	$1,352,488

The $1,352,488 increase in total revenues for the three months ended September 30, 2021 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$521,628	$378,729	$142,899
Ordinary life renewal	1,031,007	903,553	127,454
Final expense first year	1,508,894	1,471,145	37,749
Final expense renewal	5,261,993	4,413,214	848,779
Total premiums	$8,323,522	$7,166,641	$1,156,881

The $1,156,881 increase in premiums for the three months ended September 30, 2021 is primarily due to a $848,779 increase in final expense renewal premiums, $142,899 increase in ordinary life first year premiums and a $127,454 increase in ordinary life renewal premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life first year premiums and ordinary life renewal premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$1,737,661	$1,930,697	$(193,036)
Preferred stock and equity securities	37,732	22,946	14,786
Other long-term investments	1,151,057	1,275,834	(124,777)
Mortgage loans	3,517,394	3,503,652	13,742
Policy loans	40,461	37,985	2,476
Real estate	-	68,663	(68,663)
Short-term and other investments	20,854	38,662	(17,808)
Gross investment income	6,505,159	6,878,439	(373,280)
Investment expenses	(747,297)	(1,129,264)	(381,967)
Net investment income	$5,757,862	$5,749,175	$8,687

The $373,280 decrease in gross investment income for the three months ended September 30, 2021 is primarily due to $193,036 decrease in fixed maturity securities, $124,777 decrease in other long-term investments and $68,663 decrease in real estate. The $193,036 decline in fixed maturity securities is due to lower gross effective yields on fixed maturity securities purchased and held during third quarter 2021. The $124,777 decline in investment income from other long-term investments is due to decreased holdings in this investment category. The $68,663 decline in investment income from real estate is due the November 16, 2020 sale of an office building and land located in Topeka, Kansas.

The $381,967 decrease in investment expense for the three months ended September 30, 2021 primarily due to decreased mortgage loan acquisition expenses and the sale of the Topeka, Kansas office building and land on November 16, 2020.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale plus changes in fair value of equity securities.

Our net realized investment gains for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds	$2,981,658	$4,209,686	$(1,228,028)
Amortized cost at sale date	2,959,726	4,098,067	(1,138,341)
Net realized gains	$21,932	$111,619	$(89,687)
Investment real estate:
Sale proceeds	$742,078	$-	$742,078
Carrying value at sale date	458,587	-	458,587
Net realized gains	$283,491	$-	$283,491
Mortgage loans on real estate:
Sale proceeds	$25,158,102	$12,357,549	$12,800,553
Carrying value at sale date	25,156,758	12,357,548	12,799,210
Net realized gains	$1,344	$1	$1,343
Preferred stock securities available-for-sale:
Sale proceeds	$-	$50,000	$(50,000)
Amortized cost at sale date	-	49,945	(49,945)
Net realized gains	$-	$55	$(55)

Equity securities, changes in fair value	$13,968	$7,285	$6,683

Net realized investment gains	$320,735	$118,960	$201,775

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$3,437,541	$2,995,221	$442,320
Death benefits	2,315,438	2,600,833	(285,395)
Surrenders	112,980	242,460	(129,480)
Interest credited to policyholders	3,279,558	3,071,581	207,977
Dividend, endowment and supplementary life contract benefits	82,600	69,984	12,616
Total benefits and claims	9,228,117	8,980,079	248,038
Expenses
Policy acquisition costs deferred	(3,142,259)	(3,056,211)	(86,048)
Amortization of deferred policy acquisition costs	1,683,068	1,144,749	538,319
Amortization of value of insurance business acquired	67,030	73,778	(6,748)
Commissions	3,161,051	2,960,619	200,432
Other underwriting, insurance and acquisition expenses	2,085,184	1,908,840	176,344
Total expenses	3,854,074	3,031,775	822,299
Total benefits, claims and expenses	$13,082,191	$12,011,854	$1,070,337

The $1,070,337 increase in total benefits, claims and expenses for the three months ended September 30, 2021 is discussed below.

Benefits and Claims

The $248,038 increase in benefits and claims for the three months ended September 30, 2021 is primarily due to the following:

●	$442,320 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$207,977 increase in interest credited to policyholders is primarily due to an increase of approximately $16.4 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2020.

●	$129,480 decrease in surrenders is based upon policyholder election.

●	$285,395 decrease in death benefits is primarily due to approximately $477,000 of decreased ordinary life benefits that exceeded $192,000 of increased final expense benefits.

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

For the three months ended September 30, 2021 and 2020, capitalized costs were $3,142,259 and $3,056,211, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2021 and 2020 were $1,683,068 and $1,144,749, respectively.

The $86,048 increase in the 2021 acquisition costs deferred primarily relates to increased final expense first year deferral of increased eligible commissions. There was a $538,319 increase in the 2021 amortization of deferred acquisition costs due to 2021 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $67,030 and $73,778 for the three months ended September 30, 2021 and 2020, respectively, representing a $6,748 decrease.

Commissions

Our commissions for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Annuity	$202,611	$337,634	$(135,023)
Ordinary life first year	574,792	405,204	169,588
Ordinary life renewal	80,333	44,316	36,017
Final expense first year	1,795,193	1,748,223	46,970
Final expense renewal	508,122	425,242	82,880
Total commissions	$3,161,051	$2,960,619	$200,432

The $200,432 increase in commissions for the three months ended September 30, 2021 is primarily due to a $169,588 increase in ordinary life first year commissions, $82,880 increase in final expense renewal commissions that exceeded a $135,023 decrease in annuity commissions that corresponded to a $142,899 increase in ordinary life first year premiums, a $848,779 increase in final expense renewal premiums and a $4,692,001 decrease in retained annuity deposits.

Other Underwriting, Insurance and Acquisition Expenses

There was a $176,344 increase in underwriting, insurance and acquisition expenses for the three months ended September 30, 2021 was primarily related to increased legal fees related to acquisition activities and increased third party administration fees primarily related to maintaining increased number of policies in force and increased service requests to the third party administrator.

Federal Income Taxes

FTFC filed its 2020 consolidated federal income tax return with TLIC, FBLIC and TMC on October 13, 2021. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2021 and 2020, current income tax expense was $1,670 and $45,654, respectively. For the three months ended September 30, 2021 and 2020, deferred federal income tax expense was $276,962 and $178,104, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended September 30, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2021, the net income allocated to the Class A shareholders of $1,056,848 is the total net income $1,067,334 less the net income allocated to the Class B shareholders $10,486. For the three months ended September 30, 2020, the net income allocated to the Class A shareholders $831,804 is the total net income $840,057 less the net income allocated to the Class B shareholders $8,253.

The weighted average outstanding common shares basic for the three months ended September 30, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$9,404,804	$8,201,655	$1,203,149
Annuity operations	4,932,938	4,729,579	203,359
Corporate operations	90,415	144,435	(54,020)
Total	$14,428,157	$13,075,669	$1,352,488
Income (loss) before federal income taxes:
Life insurance operations	$923,202	$141,246	$781,956
Annuity operations	385,534	795,043	(409,509)
Corporate operations	37,230	127,526	(90,296)
Total	$1,345,966	$1,063,815	$282,151

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,156,881	$-	$-	$1,156,881
Net invesment income	(36,647)	92,002	(46,668)	8,687
Net realized investment gains	60,478	141,297	-	201,775
Service fees and other income	22,437	(29,940)	(7,352)	(14,855)
Total revenue	1,203,149	203,359	(54,020)	1,352,488

Benefits and claims
Increase in future policy benefits	442,320	-	-	442,320
Death benefits	(285,395)	-	-	(285,395)
Surrenders	(129,480)	-	-	(129,480)
Interest credited to policyholders	-	207,977	-	207,977
Dividend, endowment and supplementary life contract benefits	12,616	-	-	12,616
Total benefits and claims	40,061	207,977	-	248,038
Expenses
Policy acquisition costs deferred net of amortization	3,555	448,716	-	452,271
Amortization of value of insurance business acquired	(3,374)	(3,374)	-	(6,748)
Commissions	335,455	(135,023)	-	200,432
Other underwriting, insurance and acquisition expenses	45,496	94,572	36,276	176,344
Total expenses	381,132	404,891	36,276	822,299
Total benefits, claims and expenses	421,193	612,868	36,276	1,070,337
Income (loss) before federal income taxes (benefits)	$781,956	$(409,509)	$(90,296)	$282,151

Results of Operations – Nine Months Ended September 30, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Premiums	$23,182,831	$19,971,741	$3,211,090
Net investment income	17,979,206	17,895,091	84,115
Net realized investment gains	491,098	552,842	(61,744)
Service fees	191,833	41,108	150,725
Other income	73,134	136,472	(63,338)
Total revenues	$41,918,102	$38,597,254	$3,320,848

The $3,320,848 increase in total revenues for the nine months ended September 30, 2021 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$1,300,290	$1,074,637	$225,653
Ordinary life renewal	2,667,323	2,228,261	439,062
Final expense first year	4,505,903	4,021,256	484,647
Final expense renewal	14,709,315	12,647,587	2,061,728
Total premiums	$23,182,831	$19,971,741	$3,211,090

The $3,211,090 increase in premiums for the nine months ended September 30, 2021 is primarily due to the $2,061,728 increase in final expense renewal premiums, $484,647 increase in final expense first year premiums, $439,062 increase in ordinary life renewal premiums and $225,653 increase in ordinary life first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in final expense first year premiums represents management’s focus on expanding final expense production by contracting new, independent agents in expanded locations. The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$5,161,051	$5,443,419	$(282,368)
Preferred stock and equity securities	81,136	79,015	2,121
Other long-term investments	3,656,131	3,927,257	(271,126)
Mortgage loans	10,743,701	10,870,548	(126,847)
Policy loans	118,036	113,814	4,222
Real estate	-	206,026	(206,026)
Short-term and other investments	65,227	92,479	(27,252)
Gross investment income	19,825,282	20,732,558	(907,276)
Investment expenses	(1,846,076)	(2,837,467)	(991,391)
Net investment income	$17,979,206	$17,895,091	$84,115

The $907,276 decrease in gross investment income for the nine months ended September 30, 2021 is primarily due to $282,368 decrease in fixed maturity securities, $271,126 decrease in other long-term investments, $206,026 decrease in real estate and $126,847 decrease in mortgage loans.

The $282,368 decline in fixed maturity securities is due to lower gross effective yields on fixed maturity securities purchased and held during 2021. The $271,126 decline in investment income from other long-term investments is due to decreased holdings in this investment category. The $206,026 decline in investment income from real estate is due the November 16, 2020 sale of an office building and land located in Topeka, Kansas. The $126,847 decline in mortgage loans investment income is due to decreased holdings of mortgage loans and lower gross effective yields on mortgage loan purchased.

The $991,391 decrease in investment expense for the nine months ended September 30, 2021 is primarily related to decreased mortgage loan acquisition expenses and the sale of the Topeka, Kansas office building and land on November 16, 2020.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and preferred stock securities available-for-sale plus changes in fair value of equity securities.

Our net realized investment gains for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds	$6,949,876	$15,923,450	$(8,973,574)
Amortized cost at sale date	6,824,279	15,493,692	(8,669,413)
Net realized gains	$125,597	$429,758	$(304,161)
Equity securities sold:
Sale proceeds	$89	$-	$89
Cost at sale date	-	-	-
Net realized gains	$89	$-	$89
Investment real estate:
Sale proceeds	$818,018	$682,945	$135,073
Carrying value at sale date	528,178	649,249	(121,071)
Net realized gains	$289,840	$33,696	$256,144
Mortgage loans on real estate:
Sale proceeds	$78,319,365	$45,252,139	$33,067,226
Carrying value at sale date	78,279,351	45,144,039	33,135,312
Net realized gains	$40,014	$108,100	$(68,086)
Preferred stock securities available-for-sale:
Sale proceeds	$-	$50,000	$(50,000)
Carrying value at sale date	-	49,945	(49,945)
Net realized gains	$-	$55	$(55)

Equity securities, changes in fair value	$35,558	$(18,767)	$54,325

Net realized investment gains	$491,098	$552,842	$(61,744)

Service Fees

The $150,725 increase in service fees for the nine months ended September 30, 2021 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$8,639,474	$8,103,379	$536,095
Death benefits	8,108,650	6,695,141	1,413,509
Surrenders	834,545	881,365	(46,820)
Interest credited to policyholders	9,487,050	9,191,808	295,242
Dividend, endowment and supplementary life contract benefits	225,666	223,202	2,464
Total benefits and claims	27,295,385	25,094,895	2,200,490
Expenses
Policy acquisition costs deferred	(9,325,731)	(8,134,182)	(1,191,549)
Amortization of deferred policy acquisition costs	5,206,030	3,665,161	1,540,869
Amortization of value of insurance business acquired	210,350	227,328	(16,978)
Commissions	9,172,274	7,766,710	1,405,564
Other underwriting, insurance and acquisition expenses	6,946,126	7,285,760	(339,634)
Total expenses	12,209,049	10,810,777	1,398,272
Total benefits, claims and expenses	$39,504,434	$35,905,672	$3,598,762

The $3,598,762 increase in total benefits, claims and expenses for the nine months ended September 30, 2021 is discussed below.

Benefits and Claims

The $2,200,490 increase in benefits and claims for the nine months ended September 30, 2021 is primarily due to the following:

●	$1,413,509 increase in death benefits is primarily due to approximately $2,051,000 of increased final expense benefits that exceeded a $638,000 decrease in ordinary life benefits.

●	$536,095 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$295,242 increase in interest credited to policyholders is primarily due to an increase of approximately $16.4 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since September 30, 2020.

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

For the nine months ended September 30, 2021 and 2020, capitalized costs were $9,325,731 and $8,134,182, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2021 and 2020 were $5,206,030 and $3,665,161, respectively.

The $1,191,549 increase in the 2021 acquisition costs deferred primarily relates to increased first year final expense premiums and annuity production and deferral of increased eligible commissions. There was an $1,540,869 increase in the 2021 amortization of deferred acquisition costs due to 2021 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $210,350 and $227,328 for the nine months ended September 30, 2021 and 2020, respectively, representing a $16,978 decrease.

Commissions

Our commissions for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Annuity	$749,448	$470,682	$278,766
Ordinary life first year	1,426,788	1,183,716	243,072
Ordinary life renewal	208,935	105,211	103,724
Final expense first year	5,370,868	4,782,514	588,354
Final expense renewal	1,416,235	1,224,587	191,648
Total commissions	$9,172,274	$7,766,710	$1,405,564

The $1,405,564 increase in commissions for the nine months ended September 30, 2021 is primarily due to a $588,354 increase in final expense first year commissions, $278,766 increase in annuity commissions and a $243,072 increase in ordinary life first year premiums that corresponded to a $484,647 increase in final expense first year premiums, $8,724,496 increase in retained annuity deposits and a $225,653 increase in ordinary life first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $339,634 decrease in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2021 was primarily related to a decrease in the Company’s Chief Executive Officer bonus that exceeded increased legal fees related to acquisition activities and increased third party administration fees primarily related to maintaining increased number of policies in force and increased service requests to the third party administrator.

Federal Income Taxes

FTFC filed its 2020 consolidated federal income tax return with TLIC, FBLIC and TMC on October 13, 2021. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2021 and 2020, current income tax expense was $3,180 and $45,654, respectively. Deferred federal income tax expense was $582,763 and $543,019 for the nine months ended September 30, 2021 and 2020, respectively.

Net Income Per Common Share Basic and Diluted

For the nine months ended September 30, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2021, the net income allocated to the Class A shareholders of $1,809,769 is the total net income $1,827,725 less the net income allocated to the Class B shareholders $17,956. For the nine months ended September 30, 2020, the net income allocated to the Class A shareholders $2,086,030 is the total net income $2,102,909 less the net income allocated to the Class B shareholders $16,879.

The weighted average outstanding common shares basic for the nine months ended September 30, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$26,468,275	$23,044,336	$3,423,939
Annuity operations	14,957,409	15,078,907	(121,498)
Corporate operations	492,418	474,011	18,407
Total	$41,918,102	$38,597,254	$3,320,848
Income (loss) before income taxes:
Life insurance operations	$808,447	$(194,993)	$1,003,440
Annuity operations	1,645,473	2,506,220	(860,747)
Corporate operations	(40,252)	380,355	(420,607)
Total	$2,413,668	$2,691,582	$(277,914)

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$3,211,090	$-	$-	$3,211,090
Net invesment income	144,454	(14,194)	(46,145)	84,115
Net realized investment gains	14,251	(75,995)	-	(61,744)
Service fees and other income	54,144	(31,309)	64,552	87,387
Total revenue	3,423,939	(121,498)	18,407	3,320,848

Benefits and claims
Increase in future policy benefits	536,095	-	-	536,095
Death benefits	1,413,509	-	-	1,413,509
Surrenders	(46,820)	-	-	(46,820)
Interest credited to policyholders	-	295,242	-	295,242
Dividend, endowment and supplementary life contract benefits	2,464	-	-	2,464
Total benefits and claims	1,905,248	295,242	-	2,200,490
Expenses
Policy acquisition costs deferred net of amortization	(223,334)	572,654	-	349,320
Amortization of value of insurance business acquired	(8,489)	(8,489)	-	(16,978)
Commissions	1,126,798	278,766	-	1,405,564
Other underwriting, insurance and acquisition expenses	(379,724)	(398,924)	439,014	(339,634)
Total expenses	515,251	444,007	439,014	1,398,272
Total benefits, claims and expenses	2,420,499	739,249	439,014	3,598,762
Income (loss) before federal income taxes (benefits)	$1,003,440	$(860,747)	$(420,607)	$(277,914)

Consolidated Financial Condition

Our invested assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $153,991,976 and $148,431,010 as of September 30, 2021 and December 31, 2020, respectively)	$172,745,212	$170,647,836	$2,097,376
Available-for-sale preferred stock securities at fair value(amortized cost: $1,250,000 as of September 30, 2021)	1,234,000	-	1,234,000
Equity securities at fair value (cost: $285,412 and $183,219 as of September 30, 2021 and December 31, 2020, respectively)	340,754	203,003	137,751
Mortgage loans on real estate	170,647,657	174,909,062	(4,261,405)
Investment real estate	688,345	757,936	(69,591)
Policy loans	2,218,249	2,108,678	109,571
Short-term investments	1,674,777	3,309,020	(1,634,243)
Other long-term investments	66,700,899	71,025,133	(4,324,234)
Total investments	$416,249,893	$422,960,668	$(6,710,775)

The $2,097,376 increase and $6,106,764 decrease in fixed maturity available-for-sale securities for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Fixed maturity securities, available-for-sale, beginning	$170,647,836	$178,951,324
Purchases	12,760,202	3,597,065
Acquisition of K-TENN Insurance Company	-	800,000
Unrealized appreciation (depreciation)	(3,463,590)	5,418,065
Net realized investment gains	125,597	429,758
Sales proceeds	(6,049,876)	(14,977,950)
Maturities	(900,000)	(945,500)
Premium amortization	(374,957)	(428,202)
Increase (decrease)	2,097,376	(6,106,764)
Fixed maturity securities, available-for-sale, ending	$172,745,212	$172,844,560

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

The $1,234,000 increase and $51,900 decrease in preferred stock available-for-sale for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Preferred stock, available-for-sale, beginning	$-	$51,900
Purchases	1,250,000	-
Unrealized depreciation	(16,000)	(1,955)
Net realized investment gain on sale	-	55
Sales proceeds	-	(50,000)
Increase (decrease)	1,234,000	(51,900)
Preferred stock, available-for-sale, ending	$1,234,000	$-

Preferred stock available-for-sale is also reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).”

The $137,751 increase and $17,080 decrease in equity securities for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Equity securities, beginning	$203,003	$201,024
Purchases	162,603	68,198
Sales proceeds	(89)	-
Joint venture distributions	(60,410)	(66,511)
Net realized investment gains, sale of securities	89	-
Net realized investment gains (losses), changes in fair value	35,558	(18,767)
Increase (decrease)	137,751	(17,080)
Equity securities, ending	$340,754	$183,944

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $4,261,405 decrease and $12,975,978 increase in mortgage loans on real estate for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Mortgage loans on real estate, beginning	$174,909,062	$162,404,640
Purchases	74,296,705	58,751,393
Discount accretion	318,324	232,823
Net realized investment gains	40,014	108,100
Payments	(78,319,365)	(45,252,139)
Foreclosed - transfer to real estate	(458,587)	(797,158)
Increase in allowance for bad debts	(94,911)	(36,800)
Amortization of loan origination fees	(43,585)	(30,241)
Increase (decrease)	(4,261,405)	12,975,978
Mortgage loans on real estate, ending	$170,647,657	$175,380,618

The $69,591 decrease and $38,793 increase in investment real estate for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Investment real estate, beginning	$757,936	$1,951,759
Real estate acquired through mortgage loan foreclosure	458,587	797,158
Sales proceeds	(818,018)	(682,945)
Depreciation of building	-	(109,116)
Net realized investment gains	289,840	33,696
Increase (decrease)	(69,591)	38,793
Investment real estate, ending	$688,345	$1,990,552

The $4,324,234 decrease and $287,620 increase in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Other long-term investments, beginning	$71,025,133	$71,824,480
Purchases	882,026	4,799,143
Accretion of discount	3,656,835	3,928,555
Payments	(8,863,095)	(8,440,078)
Increase (decrease)	(4,324,234)	287,620
Other long-term investments, ending	$66,700,899	$72,112,100

Our assets other than invested assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020

Cash and cash equivalents	$63,024,968	$40,230,095	$22,794,873
Accrued investment income	4,913,923	5,370,508	(456,585)
Recoverable from reinsurers	1,053,179	1,234,221	(181,042)
Assets held in trust under coinsurance agreement	109,072,674	112,160,307	(3,087,633)
Agents' balances and due premiums	1,945,949	2,154,322	(208,373)
Deferred policy acquisition costs	48,664,102	44,513,669	4,150,433
Value of insurance business acquired	4,382,627	4,592,977	(210,350)
Other assets	12,152,845	10,378,502	1,774,343
Assets other than investment assets	$245,210,267	$220,634,601	$24,575,666

The $22,794,873 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $3,087,633 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Balance, beginning of year	$44,513,669	$38,005,639
Capitalization of commissions, sales and issue expenses	9,325,731	8,134,182
Amortization	(5,206,030)	(3,665,161)
Deferred acquisition costs allocated to investments	30,732	(14,613)
Balance, end of period	$48,664,102	$42,460,047

Our other assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020
Advances to mortgage loan originator	$4,924,843	$4,996,358	$(71,515)
Federal and state income taxes recoverable	6,433,062	4,050,726	2,382,336
Lease asset - right to use	590,571	664,393	(73,822)
Notes receivable	56,798	472,306	(415,508)
Guaranty funds	53,185	63,869	(10,684)
Other receivables, prepaid assets and deposits	94,386	130,850	(36,464)
Total other assets	$12,152,845	$10,378,502	$1,774,343

There was a $2,382,336 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables. In addition, the Company is working with the Tax Advocate Office of the Internal Revenue Service to recover its 2019 refund of $1,019,705.

The $415,508 decline in notes receivable is primarily due to repayment of a $400,000 loan from the estate of the Company’s former chairman.

Our liabilities as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020

Policy liabilities
Policyholders' account balances	$377,072,802	$362,519,753	$14,553,049
Future policy benefits	85,241,834	76,673,797	8,568,037
Policy claims	1,869,646	2,099,548	(229,902)
Other policy liabilities	113,157	119,699	(6,542)
Total policy liabilities	464,297,439	441,412,797	22,884,642
Funds withheld under coinsurance agreement	109,678,542	112,681,925	(3,003,383)
Deferred federal income taxes	9,079,407	9,220,905	(141,498)
Other liabilities	9,449,432	10,427,430	(977,998)
Total liabilities	$592,504,820	$573,743,057	$18,761,763

The $14,553,049 increase and $2,394,885 decrease in policyholders’ account balances for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Policyholders' account balances, beginning	$362,519,753	$363,083,838
Deposits	25,215,132	17,030,797
Withdrawals	(24,013,421)	(30,041,959)
Funds under coinsurance agreement	3,864,288	1,424,469
Interest credited	9,487,050	9,191,808
Increase (decrease)	14,553,049	(2,394,885)
Policyholders' account balances, ending	$377,072,802	$360,688,953

The $8,568,037 increase in future policy benefits during the nine months ended September 30, 2021 is primarily related to the production of new life insurance policies and the aging of existing policies.

The $141,498 decrease in deferred federal income taxes during the nine months ended September 30, 2021 was due to $724,261 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $582,763 of operating deferred federal tax expense.

The $3,003,383 decrease in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020
Mortgage loans suspense	$5,933,347	$5,967,403	$(34,056)
Payable for securities purchased	1,939,463	378,046	1,561,417
Accrued expenses payable	662,000	748,000	(86,000)
Lease liability	590,571	664,393	(73,822)
Suspense accounts payable	234,632	2,555,255	(2,320,623)
Unclaimed funds	128,172	79,946	48,226
Unearned investment income	85,721	71,325	14,396
Deferred revenue	66,000	-	66,000
Accounts payable	46,818	72,124	(25,306)
Guaranty fund assessments	25,000	25,000	-
Other payables, withholdings and escrows	(262,292)	(134,062)	(128,230)
Total other liabilities	$9,449,432	$10,427,430	$(977,998)

As of September 30, 2021, the Company had $1,939,463 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $378,046 of security purchases overlapping financial reporting periods as of December 31, 2020.

The $128,230 decrease in other payables, withholdings and escrows is primarily due to an increase in escrow advances on mortgage loans.

The $2,320,623 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2021, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of September 30, 2021, we had cash and cash equivalents totaling $63,024,968. As of September 30, 2021, cash and cash equivalents of $21,573,022 and $39,289,745, respectively, totaling $60,862,767 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDCI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

During 2020, FTFC paid a $0.05 per share cash dividend for a total of $393,178 to its Class A shareholders.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $51,472,898 and $32,645,110 as of September 30, 2021 and December 31, 2020, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of September 30, 2021 and December 31, 2020.

Our cash flows for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Net cash provided by operating activities	$14,372,428	$9,225,467	$5,146,961
Net cash provided by investing activities	7,220,734	2,995,811	4,224,923
Net cash provided by (used in) financing activities	1,201,711	(13,395,896)	14,597,607
Increase (decrease) in cash and cash equivalents	22,794,873	(1,174,618)	23,969,491
Cash and cash equivalents, beginning of period	40,230,095	23,212,170	17,017,925
Cash and cash equivalents, end of period	$63,024,968	$22,037,552	$40,987,416

The $14,372,428 and $9,225,467 provided by operating activities for the nine months ended September 30, 2021 and 2020, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2021	2020	2021 less 2020
Premiums collected	$23,259,786	$19,816,153	$3,443,633
Net investment income collected	14,849,767	13,990,963	858,804
Service fees and other income collected	264,966	177,580	87,386
Death benefits paid	(8,157,510)	(6,236,220)	(1,921,290)
Surrenders paid	(834,545)	(881,365)	46,820
Dividends and endowments paid	(227,341)	(224,599)	(2,742)
Commissions paid	(9,045,723)	(8,411,494)	(634,229)
Other underwriting, insurance and acquisition expenses paid	(6,509,023)	(6,242,914)	(266,109)
Taxes paid	(2,385,516)	(1,972,538)	(412,978)
(Increased) decreased advances to mortgage loan originator	71,515	(761,734)	833,249
Increased (decreased) deposits of pending policy applications	(2,320,623)	1,053,759	(3,374,382)
Decreased funds under coinsurance agreement	3,948,538	2,057,396	1,891,142
Decreased short-term investments	1,634,243	156,850	1,477,393
Increased policy loans	(109,571)	(44,658)	(64,913)
Increased (decreased) mortgage loan suspense	4,681	(3,210,009)	3,214,690
Other	(71,216)	(41,703)	(29,513)
Net cash provided by operating activities	$14,372,428	$9,225,467	$5,146,961

Please see the statements of cash flows for the nine months ended September 30, 2021 and 2020 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2021 and December 31, 2020 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2021	December 31, 2020	2021 less 2020

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 8,909,276 issued as of September 30, 2021 and December 31, 2020, 8,661,696 outstanding as of September 30, 2021 and December 31, 2020)	$89,093	$89,093	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2021 and December 31, 2020)	1,011	1,011	-
Additional paid-in capital	39,078,485	39,078,485	-
Treasury stock, at cost (247,580 shares as of September 30, 2021 and December 31, 2020)	(893,947)	(893,947)	-
Accumulated other comprehensive income	14,794,261	17,518,858	(2,724,597)
Accumulated earnings	15,886,437	14,058,712	1,827,725
Total shareholders' equity	$68,955,340	$69,852,212	$(896,872)

The decrease in shareholders’ equity of $896,872 for the nine months ended September 30, 2021 is primarily due to a $2,724,597 decrease in accumulated other comprehensive income that exceeded 2021 net income of $1,827,725.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $18,737,236 and $22,216,826 as of September 30, 2021 and December 31, 2020, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $3,353,993 in unrealized losses arising for the nine months ended September 30, 2021 has been offset by 2021 net realized investment gains of $125,597 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $3,479,590.

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

As of September 30, 2021, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 17.16% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2021, the Company has outstanding advances to this loan originator totaling $4,924,843. The advances are secured by $9,341,094 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,575,157 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2021, $896,405 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2021, $676,788 of that escrow amount is available to the Company as additional collateral on $4,924,843 of advances to the loan originator. The remaining September 30, 2021 escrow amount of $219,617 is available to the Company as additional collateral on its investment of $43,923,482 in residential mortgage loans on real estate.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2021 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 12, 2021	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 12, 2021	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer