Form 10-K
period 2021-12-31
First Trinity Financial CORP
filed 2022-03-10
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 8, 2022, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2022 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

TLIC is licensed in the states of Alabama, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, Utah and West Virginia. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2021, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by OID. This surplus note is eliminated in consolidation.

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

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC and FTFC’s 722,644 shares of Class A common stock were distributed to the former Royalty shareholders during February 2022. On March 1, 2022, the MDCI approved FTFC’s contribution of RCLIC to FBLIC to be accounted for as a statutory merger in 2022. RCLIC was dissolved immediately after and RCLIC was merged into FBLIC.

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

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 for additional information regarding segment information.

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

TLIC continues to seek to serve middle income households and markets its products through independent agents. TLIC was originally licensed in Oklahoma and with the acquisition of FLAC in late 2008, expanded into Illinois, Kansas, Kentucky, Nebraska, North Dakota, Ohio and Texas. With the acquisition of FBLIC in late 2011, we expanded into Arizona, Colorado, Missouri and New Mexico. FBLIC also had initial licenses in Kansas, Nebraska and Oklahoma where TLIC was also licensed. In late 2012, FBLIC was licensed in Arkansas, Indiana, Kentucky, North Dakota, South Dakota, Texas and West Virginia. In 2013, FBLIC was licensed in Illinois and Pennsylvania. In 2014, FBLIC was licensed in Georgia, Louisiana, Michigan, Mississippi, North Carolina, Ohio, Tennessee and Virginia. In 2015, FBLIC was licensed in Alabama and Utah. In 2018, FBLIC and TLIC were licensed in Montana. In 2019, TLIC was licensed in Tennessee. In 2020, TLIC was licensed in Alabama, Indiana, Louisiana, Mississippi, New Mexico, South Dakota and Utah. In 2021, TLIC was licensed in Georgia and West Virginia.

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2021 and 2020, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2021
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$843,151	2.92%	$50	0.00%
Arizona	341,758	1.18%	319,896	1.18%
Arkansas	489,330	1.70%	2,515	0.01%
Colorado	919,815	3.19%	308,654	1.14%
Georgia	1,497,321	5.19%	44,001	0.16%
Illinois	1,903,424	6.59%	48,465	0.18%
Indiana	1,234,029	4.28%	3,199	0.01%
Kansas	1,954,708	6.77%	831,673	3.08%
Kentucky	932,317	3.23%	-	0.00%
Louisiana	833,068	2.89%	-	0.00%
Michigan	590,588	2.05%	7,000	0.03%
Missouri	1,371,098	4.75%	70,458	0.26%
Nebraska	245,945	0.85%	363,880	1.35%
North Carolina	2,804,312	9.72%	11,300	0.04%
North Dakota	77,487	0.27%	6,381,134	23.61%
Ohio	3,511,329	12.17%	97,575	0.36%
Oklahoma	1,130,185	3.92%	1,081,878	4.00%
Pennsylvania	1,154,791	4.00%	742,343	2.75%
Tennessee	936,309	3.24%	2,400	0.01%
Texas	4,475,015	15.49%	15,951,287	59.04%
Virginia	668,056	2.31%	-	0.00%
All other states	950,105	3.29%	754,929	2.79%
Total direct collected premiums and considerations	$28,864,141	100.00%	$27,022,637	100.00%

	Year Ended December 31, 2020
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$709,574	2.73%	$600	0.00%
Arizona	231,326	0.89%	33,130	0.14%
Arkansas	376,093	1.45%	94,587	0.40%
Colorado	855,451	3.29%	150,654	0.64%
Georgia	1,276,106	4.91%	11,000	0.05%
Illinois	1,781,789	6.86%	50,300	0.21%
Indiana	1,058,190	4.07%	1,599	0.01%
Kansas	2,082,420	8.02%	1,059,771	4.48%
Kentucky	832,856	3.21%	-	0.00%
Louisiana	754,293	2.90%	-	0.00%
Michigan	538,741	2.07%	7,000	0.03%
Missouri	1,120,081	4.31%	160,008	0.68%
Nebraska	207,078	0.80%	260,872	1.10%
North Carolina	2,508,090	9.66%	11,300	0.05%
North Dakota	83,400	0.32%	6,688,722	28.29%
Ohio	3,312,411	12.75%	23,573	0.10%
Oklahoma	1,141,303	4.39%	492,433	2.08%
Pennsylvania	1,052,264	4.05%	406,053	1.72%
Tennessee	773,158	2.98%	2,000	0.01%
Texas	4,066,596	15.68%	13,799,662	58.34%
Virginia	500,729	1.93%	-	0.00%
All other states	709,505	2.73%	394,314	1.67%
Total direct collected premiums and considerations	$25,971,454	100.00%	$23,647,578	100.00%

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,430,596 in 2022 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. FBLIC paid no dividends to TLIC in 2021 and 2020. These dividends would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 8, 2022, the Company had fifteen full-time employees and two part-time employees.

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

During 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred those properties to investment real estate held for sale. During 2021, the Company sold investment real estate property with an aggregate carrying value of $528,178. The Company recorded a gross realized investment gain on sale of $289,840 based on an aggregate sales price of $818,018.

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

As of March 8, 2022, there were approximately 7,800 shareholders of the Company’s outstanding common stock.

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

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC and FTFC’s 722,644 shares of Class A common stock were distributed to the former Royalty shareholders during February 2022. On March 1, 2022, the Missouri Department of Commerce and Insurance (“MDCI”) approved FTFC’s contribution of RCLIC to FBLIC to be accounted for as a statutory merger in 2022. RCLIC was dissolved immediately after and RCLIC was merged into FBLIC.

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

As of December 31, 2021 and 2020, there was $4,421,379 and $4,146,901, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $258,366 in 2022, $208,044 in 2023, $211,956 in 2024, $199,812 in 2025 and $201,919 in 2026.

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

Please see below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Premiums	$31,922,288	$28,047,507	$3,874,781
Net investment income	23,984,188	24,084,301	(100,113)
Net realized investment gains	898,551	1,007,268	(108,717)
Loss on other-than-temporary impairments	-	(801,340)	801,340
Service fees	228,597	264,513	(35,916)
Other income	82,617	188,756	(106,139)
Total revenues	57,116,241	52,791,005	4,325,236
Benefits and claims	37,354,646	34,765,696	2,588,950
Expenses	16,088,307	13,944,515	2,143,792
Total benefits, claims and expenses	53,442,953	48,710,211	4,732,742
Income before federal income tax expense	3,673,288	4,080,794	(407,506)
Federal income tax expense	815,918	902,104	(86,186)
Net income	$2,857,370	$3,178,690	$(321,320)
Net income per common share basic and diluted
Class A common stock	$0.3266	$0.3638	$(0.0372)
Class B common stock	$0.2776	$0.2707	$0.0069

Consolidated Condensed Financial Position as of December 31, 2021 and 2020

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020

Investment assets	$434,120,334	$422,960,668	$11,159,666
Assets held in trust under coinsurance agreement	106,210,246	112,160,307	(5,950,061)
Other assets	119,428,354	108,474,294	10,954,060
Total assets	$659,758,934	$643,595,269	$16,163,665

Policy liabilities	$464,853,615	$441,412,797	$23,440,818
Funds withheld under coinsurance agreement	106,586,633	112,681,925	(6,095,292)
Deferred federal income taxes	8,966,303	9,220,905	(254,602)
Other liabilities	10,957,832	10,427,430	530,402
Total liabilities	591,364,383	573,743,057	17,621,326
Shareholders' equity	68,394,551	69,852,212	(1,457,661)
Total liabilities and shareholders' equity	$659,758,934	$643,595,269	$16,163,665

Shareholders' equity per common share
Class A common stock	$7.8186	$7.9853	$(0.1667)
Class B common stock	$6.6458	$6.7875	$(0.1417)

Results of Operations – Years Ended December 31, 2021 and 2020

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Premiums	$31,922,288	$28,047,507	$3,874,781
Net investment income	23,984,188	24,084,301	(100,113)
Net realized investment gains	898,551	1,007,268	(108,717)
Loss on other-than-temporary impairments	-	(801,340)	801,340
Service fees	228,597	264,513	(35,916)
Other income	82,617	188,756	(106,139)
Total revenues	$57,116,241	$52,791,005	$4,325,236

The $4,325,236 increase in total revenues for the year ended December 31, 2021 is discussed below.

Premiums

Our premiums for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Ordinary life first year	$1,781,561	$1,535,750	$245,811
Ordinary life renewal	3,937,981	3,223,286	714,695
Final expense first year	5,907,114	5,758,708	148,406
Final expense renewal	20,295,632	17,529,763	2,765,869
Total premiums	$31,922,288	$28,047,507	$3,874,781

The $3,874,781 increase in premiums for the year ended December 31, 2021 is primarily due to a $2,765,869 increase in final expense renewal premiums, $714,695 increase in ordinary life renewal premiums, $245,811 increase in ordinary life first year premiums and a $148,406 increase in final expense first year premiums.

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

Other Income

The $106,139 decrease in other income is primarily due to a decrease in administrative service fees.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities	$7,121,593	$7,162,012	$(40,419)
Equity securities	121,585	100,817	20,768
Other long-term investments	4,806,506	5,166,428	(359,922)
Mortgage loans	14,263,706	14,651,491	(387,785)
Policy loans	163,893	153,316	10,577
Real estate	-	252,047	(252,047)
Short-term and other investments	107,221	101,129	6,092
Gross investment income	26,584,504	27,587,240	(1,002,736)
Investment expenses	(2,600,316)	(3,502,939)	(902,623)
Net investment income	$23,984,188	$24,084,301	$(100,113)

The $1,002,736 decrease in gross investment income for the year ended December 31, 2021 is primarily due to $387,785 decrease in mortgage loans, $359,922 decrease in other long-term investments and a $252,047 decrease in real estate.

The $387,785 decline in mortgage loans investment income is due to decreased holdings of mortgage loans and lower gross effective yields on mortgage loan purchased. The $359,922 decline in investment income from other long-term investments is due to decreased holdings in this investment category. The $252,047 decline in investment income from real estate is due the November 16, 2020 sale of an office building and land located in Topeka, Kansas.

The $902,623 decrease in investment expense for the year ended December 31, 2021 is primarily related to decreased mortgage loan acquisition expenses and the sale of the Topeka, Kansas office building and land on November 16, 2020.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities, mortgage loans on real estate, investment real estate, equity securities, other long-term investments and changes in the fair value of equity securities.

Our net realized investment gains for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$14,374,511	$22,381,124	$(8,006,613)
Amortized cost at sale date	13,760,736	21,827,950	(8,067,214)
Net realized gains	$613,775	$553,174	$60,601

Mortgage loans on real estate:
Sale proceeds	$28,966,890	$6,345,816	$22,621,074
Cost at sale date	28,931,580	6,237,715	22,693,865
Net realized gains	$35,310	$108,101	$(72,791)

Investment real estate:
Sale proceeds	$818,018	$2,216,780	$(1,398,762)
Carrying value at sale date	528,178	1,869,741	(1,341,563)
Net realized gains	$289,840	$347,039	$(57,199)

Equity securities at fair value:
Sale proceeds	$89	$-	$89
Cost at sale date	-	-	-
Net realized gains	$89	$-	$89

Other long-term investements:
Sale proceeds	$12,812,964	$-	$12,812,964
Carrying value at sale date	12,896,303	-	12,896,303
Net realized gains	$(83,339)	$-	$(83,339)

Equity securities, changes in fair value	$42,876	$(1,046)	$43,922

Net realized investment gains	$898,551	$1,007,268	$(108,717)

Loss on Other-Than-Temporary Impairments

During 2020, the Company impaired its bonds in an offshore drilling company with a total par value of $850,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $801,340 for the year ended December 31, 2020. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company has experienced no other-than-temporary impairments on fixed maturity available-for-sale securities during 2021.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Benefits and claims
Increase in future policy benefits	$12,121,912	$11,551,696	$570,216
Death benefits	11,054,856	9,469,318	1,585,538
Surrenders	1,198,363	1,156,546	41,817
Interest credited to policyholders	12,663,112	12,276,268	386,844
Dividend, endowment and supplementary life contract benefits	316,403	311,868	4,535
Total benefits and claims	37,354,646	34,765,696	2,588,950
Expenses
Policy acquisition costs deferred	(12,102,070)	(11,856,420)	(245,650)
Amortization of deferred policy acquisition costs	6,932,504	5,327,177	1,605,327
Amortization of value of insurance business acquired	274,478	298,471	(23,993)
Commissions	12,069,749	11,073,570	996,179
Other underwriting, insurance and acquisition expenses	8,913,646	9,101,717	(188,071)
Total expenses	16,088,307	13,944,515	2,143,792
Total benefits, claims and expenses	$53,442,953	$48,710,211	$4,732,742

The $4,732,742 increase in total benefits, claims and expenses for the year ended December 31, 2021 is discussed below.

Benefits and Claims

The $2,588,950 increase in total benefits and claims for the year ended December 31, 2021 is primarily due to the following:

●	$1,585,538 increase in death benefits is primarily due to approximately $1,853,000 of increased final expense benefits that exceeded a $266,000 decrease in ordinary life benefits.

●	$570,216 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●

$386,844 increase in interest credited to policyholders is primarily due to an increase of approximately $11.1 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since December 31, 2020.

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

For the years ended December 31, 2021 and 2020, capitalized costs were $12,102,070 and $11,856,420, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2021 and 2020 were $6,932,504 and $5,327,177.

The $245,650 increase in the 2021 acquisition costs deferred primarily relates to increased annuity production and final expense first year deferral of increased eligible commissions. There was a $1,605,327 increase in the 2021 amortization of deferred acquisition costs primarily due to the impact of increased mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $274,478 and $298,471 for the years ended December 31, 2021 and 2020, respectively.

Commissions

Our commissions for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Annuity	$807,782	$677,742	$130,040
Ordinary life first year	1,958,212	1,682,408	275,804
Ordinary life renewal	307,789	166,318	141,471
Final expense first year	7,039,287	6,849,600	189,687
Final expense renewal	1,956,679	1,697,502	259,177
Total commissions	$12,069,749	$11,073,570	$996,179

The $996,179 increase in commissions for the year ended December 31, 2021 is primarily due to a $275,804 increase in ordinary life first year commissions that corresponds to an $245,811 increase in ordinary life first year premiums, $259,177 increase in final expense renewal commissions that correspond to a $2,765,869 increase in final expense renewal premiums, $189,687 increase in final expense first year commissions that corresponded to a $148,406 increase in final expense first year premiums, $140,023 increase in ordinary life renewal commissions that correspond to a $714,695 increase in ordinary life renewal premiums and a $131,488 increase in annuity commissions that correspond to a $4,867,796 increase in retained annuity deposits.

Other Underwriting, Insurance and Acquisition Expenses

The $188,071 decrease in other underwriting, insurance and acquisition expenses for the year ended December 31, 2021 was primarily related to a decrease in the Company’s Chief Executive Officer bonus that exceeded increased legal fees related to acquisition activities and increased third party administration fees primarily related to maintaining increased number of policies in force and increased service requests to the third party administrator.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2021 and 2020, current income tax expense (benefit) was ($76,513) and $127,701, respectively. Deferred federal income tax expense was $892,431 and $774,403 for the years ended December 31, 2021 and 2020, respectively.

Net Income Per Common Share Basic and Diluted

For the years ended December 31, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2021, the net income allocated to the Class A shareholders of $2,829,299 is the total net income $2,857,370 less the net income allocated to the Class B shareholders $28,071. For the year ended December 31, 2020, the net income allocated to the Class A shareholders $3,151,325 is the total net income $3,178,690 less the net income allocated to the Class B shareholders $27,365.

The weighted average outstanding common shares basic for the years ended December 31, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC and FBLIC, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Revenues:
Life insurance operations	$36,727,984	$32,236,531	$4,491,453
Annuity operations	19,794,712	19,724,655	70,057
Corporate operations	593,545	829,819	(236,274)
Total	$57,116,241	$52,791,005	$4,325,236
Income before federal income taxes:
Life insurance operations	$1,405,948	$337,686	$1,068,262
Annuity operations	2,203,412	2,986,150	(782,738)
Corporate operations	63,928	756,958	(693,030)
Total	$3,673,288	$4,080,794	$(407,506)

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2021 and 2020 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$3,874,781	$-	$-	$3,874,781
Net invesment income	410,273	(439,518)	(70,868)	(100,113)
Net realized investment gains	144,701	547,922	-	692,623
Service fees and other income	61,698	(38,347)	(165,406)	(142,055)
Total revenue	4,491,453	70,057	(236,274)	4,325,236

Benefits and claims
Increase in future policy benefits	570,216	-	-	570,216
Death benefits	1,585,538	-	-	1,585,538
Surrenders	41,817	-	-	41,817
Interest credited to policyholders	-	386,844	-	386,844
Dividend, endowment and supplementary life contract benefits	4,535	-	-	4,535
Total benefits and claims	2,202,106	386,844	-	2,588,950
Expenses
Policy acquisition costs deferred net of amortization	685,320	674,357	-	1,359,677
Amortization of value of insurance business acquired	(11,996)	(11,997)	-	(23,993)
Commissions	864,691	131,488	-	996,179
Other underwriting, insurance and acquisition expenses	(316,930)	(327,897)	456,756	(188,071)
Total expenses	1,221,085	465,951	456,756	2,143,792
Total benefits, claims and expenses	3,423,191	852,795	456,756	4,732,742
Income (loss) before federal income taxes (benefits)	$1,068,262	$(782,738)	$(693,030)	$(407,506)

Consolidated Financial Condition

Our invested assets as of December 31, 2021 and 2020 are summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $167,356,364 and $148,431,010 as of December 31, 2021 and 2020, respectively)	$184,077,038	$170,647,836	$13,429,202
Equity securities at fair value (cost: $285,558 and $183,219 as of December 31, 2021 and 2020, respectively)	348,218	203,003	145,215
Mortgage loans on real estate	177,508,051	174,909,062	2,598,989
Investment real estate	688,345	757,936	(69,591)
Policy loans	2,272,629	2,108,678	163,951
Short-term investments	3,296,838	3,309,020	(12,182)
Other long-term investments	65,929,215	71,025,133	(5,095,918)
Total investments	$434,120,334	$422,960,668	$11,159,666

The $13,429,202 increase and $8,355,388 decrease in fixed maturity available-for-sale securities for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Fixed maturity securities, available-for-sale, beginning	$170,647,836	$179,003,224
Purchases	33,163,143	4,010,067
Acquisition of K-TENN Insurance Company	-	800,000
Unrealized appreciation (depreciation)	(5,496,152)	10,023,995
Net realized investment gains	613,775	553,174
Other-than-temporary impairment	-	(801,340)
Sales proceeds	(13,224,511)	(21,435,624)
Maturities	(1,150,000)	(945,500)
Premium amortization	(477,053)	(560,160)
Increase (decrease)	13,429,202	(8,355,388)
Fixed maturity securities, available-for-sale, ending	$184,077,038	$170,647,836

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within accumulated other comprehensive income. The available-for-sale fixed maturity securities portfolio is invested in U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred securities and certificate of deposit

The $145,215 and $1,979 increases in equity securities available-for-sale for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Equity securities, available-for-sale, beginning	$203,003	$201,024
Purchases	181,243	90,292
Sales proceeds	(89)	-
Joint venture distribution	(78,904)	(87,267)
Net realized investment gains, sale of securities	89	-
Net realized investment gains (losses), changes in fair value	42,876	(1,046)
Increase	145,215	1,979
Equity securities, available-for-sale, ending	$348,218	$203,003

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $2,598,989 and $12,504,422 increases in mortgage loans on real estate for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Mortgage loans on real estate, beginning	$174,909,062	$162,404,640
Purchases	107,238,975	77,131,267
Discount accretion	428,411	382,024
Net realized investment gains	35,310	108,101
Payments	(104,436,910)	(64,250,033)
Foreclosed - transferred to real estate	(458,587)	(797,158)
Increase in allowance for bad debts	(164,625)	(36,516)
Amortization of loan origination fees	(43,585)	(33,263)
Increase	2,598,989	12,504,422
Mortgage loans on real estate, ending	$177,508,051	$174,909,062

The $69,591 and $1,193,823 decreases in investment real estate for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Investment real estate, beginning	$757,936	$1,951,759
Real estate acquired through mortgage loan foreclosure	458,587	797,158
Sales proceeds	(818,018)	(2,216,780)
Depreciation of building	-	(121,240)
Net realized investment gains	289,840	347,039
Decrease	(69,591)	(1,193,823)
Investment real estate, ending	$688,345	$757,936

The $5,095,918 and $799,347 decreases in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Other long-term investments, beginning	$71,025,133	$71,824,480
Purchases	2,993,805	5,788,546
Discount accretion	4,806,580	5,168,004
Net realized investment (losses)	(83,339)	-
Payments	(12,812,964)	(11,755,897)
Increase (decrease)	(5,095,918)	(799,347)
Other long-term investments, ending	$65,929,215	$71,025,133

Our assets other than invested assets as of December 31, 2021 and 2020 are summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020

Cash and cash equivalents	$42,528,046	$40,230,095	$2,297,951
Accrued investment income	4,879,290	5,370,508	(491,218)
Recoverable from reinsurers	1,046,381	1,234,221	(187,840)
Assets held in trust under coinsurance agreement	106,210,246	112,160,307	(5,950,061)
Agents' balances and due premiums	1,713,050	2,154,322	(441,272)
Deferred policy acquisition costs	49,717,323	44,513,669	5,203,654
Value of insurance business acquired	4,318,499	4,592,977	(274,478)
Other assets	15,225,765	10,378,502	4,847,263
Assets other than investment assets	$225,638,600	$220,634,601	$5,003,999

The $2,297,951 increase in cash and cash equivalents for the year ended December 31, 2021 and the corresponding increase of $17,017,925 for the year ended December 31, 2020 are summarized in the Company’s consolidated statements of cash flows.

The $5,950,061 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Balance, beginning of year	$44,513,669	$38,005,639
Capitalization of commissions, sales and issue expenses	12,102,070	11,856,420
Amortization	(6,932,504)	(5,327,177)
Deferred acquisition costs allocated to investments	34,088	(21,213)
Balance, end of year	$49,717,323	$44,513,669

Our other assets as of December 31, 2021 and December 31, 2020 are summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020
Federal and state income taxes recoverable	$7,104,791	$4,050,726	$3,054,065
Advances to mortgage loan originator	4,382,896	4,996,358	(613,462)
Advances to private equity company	3,000,000	-	3,000,000
Lease asset - right to use	565,964	664,393	(98,429)
Other receivables, prepaid assets and deposits	81,571	130,850	(49,279)
Guaranty funds	49,256	63,869	(14,613)
Notes receivable	41,287	472,306	(431,019)
Total other assets	$15,225,765	$10,378,502	$4,847,263

There was a $3,054,065 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables. In addition, the Company is working with the Tax Advocate Office of the Internal Revenue Service to recover its 2019 refund of $1,019,705.

The $3,000,000 increase in advances is due to one private equity company collateralized by construction loans.

The $431,019 decline in notes receivable is primarily due to repayment of a $400,000 loan from the estate of the Company’s former chairman.

There was a $613,462 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

Our liabilities as of December 31, 2021 and 2020 are summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020

Policy liabilities
Policyholders' account balances	$373,647,869	$362,519,753	$11,128,116
Future policy benefits	88,735,716	76,673,797	12,061,919
Policy claims	2,381,183	2,099,548	281,635
Other policy liabilities	88,847	119,699	(30,852)
Total policy liabilities	464,853,615	441,412,797	23,440,818
Funds withheld under coinsurance agreement	106,586,633	112,681,925	(6,095,292)
Deferred federal income taxes	8,966,303	9,220,905	(254,602)
Other liabilities	10,957,832	10,427,430	530,402
Total liabilities	$591,364,383	$573,743,057	$17,621,326

The $12,061,919 increase in future policy benefits is primarily related to the production of new life insurance policies and the aging of existing policies.

The $11,128,116 increase and $564,085 decrease in policyholders’ account balances for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,
	2021	2020
Policyholders' account balances, beginning	$362,519,753	$363,083,838
Deposits	28,708,203	24,283,570
Withdrawals	(35,383,965)	(39,476,015)
Funds withheld under coinsurance agreement	5,140,766	2,352,092
Interest credited	12,663,112	12,276,268
Increase (decrease)	11,128,116	(564,085)
Policyholders' account balances, ending	$373,647,869	$362,519,753

The $254,602 decrease in deferred federal income taxes was due to $1,147,033 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale and $892,431 of operating deferred federal tax expense.

The $6,095,292 decrease in funds withheld under coinsurance agreement is due to the liability related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

The $281,635 increase in policy claims is due to an increase in the number of final expense claims.

Our other liabilities as of December 31, 2021 and December 31, 2020 are summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020
Mortgage loans suspense	$7,533,274	$5,967,403	$1,565,871
Payable for securities purchased	1,465,173	378,046	1,087,127
Accrued expenses payable	728,000	748,000	(20,000)
Lease liability	565,964	664,393	(98,429)
Suspense accounts payable	435,471	2,555,255	(2,119,784)
Unclaimed funds	159,627	79,946	79,681
Accounts payable	61,307	72,124	(10,817)
Unearned investment income	91,206	71,325	19,881
Deferred revenue	63,250	-	63,250
Guaranty fund assessments	21,000	25,000	(4,000)
Other payables, withholdings and escrows	(166,440)	(134,062)	(32,378)
Total other liabilities	$10,957,832	$10,427,430	$530,402

The increase in mortgage loan suspense of $1,565,871 is primarily due to timing of principal loan payments on mortgage loans.

As of December 31, 2021, the Company had $1,465,173 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $378,046 of security purchases overlapping financial reporting periods as of December 31, 2020.

The $2,119,784 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2021, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of December 31, 2021, we had cash and cash equivalents totaling $42,528,046. As of December 31, 2021, cash and cash equivalents of $10,920,018 and $28,880,493, respectively, totaling $39,800,511 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDCI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,430,596 in 2022 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. FBLIC has paid no dividends to TLIC in 2021 and 2020. Dividends paid by FBLIC would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $40,431,952 and $32,645,110 as of December 31, 2021 and December 31, 2020, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of December 31, 2021 and December 31, 2020.

Our cash flows for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Net cash provided by operating activities	$18,942,356	$17,444,839	$1,497,517
Net cash provided by (used in) investing activities	(9,968,643)	15,158,709	(25,127,352)
Net cash used in financing activities	(6,675,762)	(15,585,623)	8,909,861
Increase in cash	2,297,951	17,017,925	(14,719,974)
Cash and cash equivalents, beginning of period	40,230,095	23,212,170	17,017,925
Cash and cash equivalents, end of period	$42,528,046	$40,230,095	$2,297,951

The $18,942,356 and $17,444,839 cash provided by operating activities for the years ended December 31, 2021 and 2020, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2021	2020	2021 less 2020
Premiums collected	$31,934,472	$27,758,682	$4,175,790
Net investment income collected	19,737,349	18,941,159	796,190
Service fees and other income collected	311,214	453,270	(142,056)
Death benefits paid	(10,585,381)	(8,758,651)	(1,826,730)
Surrenders paid	(1,198,363)	(1,156,546)	(41,817)
Dividends and endowments paid	(318,630)	(313,625)	(5,005)
Commissions paid	(11,669,284)	(11,337,696)	(331,588)
Other underwriting, insurance and acquisition expenses paid	(8,158,256)	(8,146,528)	(11,728)
Taxes paid	(2,977,551)	(2,876,559)	(100,992)
(Increased) decreased advances to mortgage loan originator	613,462	(559,571)	1,173,033
Increased advances to private equity company	(3,000,000)	-	(3,000,000)
Increased (decreased) deposits of pending policy applications	(2,119,784)	2,535,089	(4,654,873)
Decreased funds under coinsurance agreement	4,995,535	2,323,976	2,671,559
(Increased) decreased short-term investments	12,182	(1,477,933)	1,490,115
Increased policy loans	(163,951)	(81,332)	(82,619)
Increased mortgage loan suspense	1,589,336	184,976	1,404,360
Other	(59,994)	(43,872)	(16,122)
Cash provided by operating activities	$18,942,356	$17,444,839	$1,497,517

Please see the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 for a summary of the components of net cash provided by (used in) investing activities and financing activities.

Our shareholders’ equity as of December 31, 2021 and 2020 is summarized as follows:

			Amount Change
	December 31, 2021	December 31, 2020	2021 less 2020

Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2021 and 2020, 8,909,276 issued as of December 31, 2021 and 2020, 8,661,696 outstanding as of December 31, 2021 and 2020)	$89,093	$89,093	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2021 and 2020)	1,011	1,011	-
Additional paid-in capital	39,078,485	39,078,485	-
Treasury stock, at cost (247,580 shares as of December 31, 2021 and 2020)	(893,947)	(893,947)	-
Accumulated other comprehensive income	13,203,827	17,518,858	(4,315,031)
Accumulated earnings	16,916,082	14,058,712	2,857,370
Total shareholders' equity	$68,394,551	$69,852,212	$(1,457,661)

The decrease in shareholders’ equity of $1,457,661 for the year ended December 31, 2021 is due to a $4,315,031 decrease in accumulated other comprehensive income that exceeded net income of $2,857,370.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of $16,720,674 and $22,216,826 as of December 31, 2021 and 2020, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $4,882,377 in unrealized gains arising for year ended December 31, 2021 and 2020 net realized investment gains of $613,775 originating from the sale, calls and other-than-temporary impairments for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $5,496,152.

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

As of December 31, 2021, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 13.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law ("SVL") which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2021, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2021, the Company has outstanding advances to this loan originator totaling $4,382,896. The advances are secured by $8,361,908 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,117,104 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2021, $795,730 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2021, $611,176 of that escrow amount is available to the Company as additional collateral on $4,382,896 of advances to the loan originator. The remaining December 31, 2021 escrow amount of $184,554 is available to the Company as additional collateral on its investment of $36,910,814 in residential mortgage loans on real estate.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2021 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Amortization of Deferred Policy Acquisition Costs – Refer to Notes 1 and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods.  Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities.  Amortization of annuity products and certain limited payment life insurance products are amortized based on actual and expected future gross profits.   The unamortized deferred policy acquisition cost asset was $ 49.7 million as of December 31, 2021.

The recovery of the unamortized deferred policy acquisition cost asset is dependent on the future profitability of the related products. Management periodically reviews the recoverability by developing an actuarial study of the present value of future profits of the products, and reduces the asset when the asset is shown to not be recoverable.

As a result, the audit of this area requires a high degree of judgment due to the complex nature of determining the amortization for the period and creation of actuarial studies for recoverability.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset and consideration of the recoverability of the asset included, among others, the following:

●	We gained an understanding of the processes utilized and controls implemented in amortizing the deferred policy acquisition
●	We obtained previous actuarial recoverability studies, and any current updates to the studies
●	We tested data utilized by management for completeness and accuracy
●	We engaged an independent actuarial specialist to assist with the review and evaluation of the assumptions and methodologies used by management for the study of recoverability

Future Policy Benefits – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities.  Such liabilities are established based on actuarial assumptions at the time policies are issued.  Management applies considerable judgement in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior.  These assumptions are developed at the time the contracts are issued, or in the case of a business combination, at the time the contracts are purchased.   If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves.  The Company’s future policy benefits liability was $ 88.7 million as of December 31, 2021.

The audit of future policy benefits requires a high degree of auditor judgment when considering the complex actuarial assumptions and models management utilizes.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

●	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits
●	We tested the underlying data used by management in developing the valuation and the completeness and accuracy of the data
●	We obtained original assumption information and subsequent experience studies
●

We engaged an independent actuarial specialist to evaluate the actuarial assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate management’s development of experience studies.

We have served as the Company’s auditor since 2004.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois

March 8, 2022

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2021	December 31, 2020
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $167,356,364 and $148,431,010 as of December 31, 2021 and 2020, respectively)	$184,077,038	$170,647,836
Equity securities at fair value (cost: $285,558 and $183,219 as of December 31, 2021 and 2020, respectively)	348,218	203,003
Mortgage loans on real estate	177,508,051	174,909,062
Investment real estate	688,345	757,936
Policy loans	2,272,629	2,108,678
Short-term investments	3,296,838	3,309,020
Other long-term investments	65,929,215	71,025,133
Total investments	434,120,334	422,960,668
Cash and cash equivalents	42,528,046	40,230,095
Accrued investment income	4,879,290	5,370,508
Recoverable from reinsurers	1,046,381	1,234,221
Assets held in trust under coinsurance agreement	106,210,246	112,160,307
Agents' balances and due premiums	1,713,050	2,154,322
Deferred policy acquisition costs	49,717,323	44,513,669
Value of insurance business acquired	4,318,499	4,592,977
Other assets	15,225,765	10,378,502
Total assets	$659,758,934	$643,595,269
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$373,647,869	$362,519,753
Future policy benefits	88,735,716	76,673,797
Policy claims	2,381,183	2,099,548
Other policy liabilities	88,847	119,699
Total policy liabilities	464,853,615	441,412,797
Funds withheld under coinsurance agreement	106,586,633	112,681,925
Deferred federal income taxes	8,966,303	9,220,905
Other liabilities	10,957,832	10,427,430
Total liabilities	591,364,383	573,743,057
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2021 and 2020, 8,909,276 issued as of December 31, 2021 and 2020, 8,661,696 outstanding as of December 31, 2021 and 2020)	89,093	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2021 and 2020)	1,011	1,011
Additional paid-in capital	39,078,485	39,078,485
Treasury stock, at cost (247,580 shares as of December 31, 2021 and 2020)	(893,947)	(893,947)
Accumulated other comprehensive income	13,203,827	17,518,858
Accumulated earnings	16,916,082	14,058,712
Total shareholders' equity	68,394,551	69,852,212
Total liabilities and shareholders' equity	$659,758,934	$643,595,269

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenues
Premiums	$31,922,288	$28,047,507
Net investment income	23,984,188	24,084,301
Net realized investment gains	898,551	1,007,268
Loss on other-than-temporary impairments	-	(801,340)
Service fees	228,597	264,513
Other income	82,617	188,756
Total revenues	57,116,241	52,791,005
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	12,121,912	11,551,696
Death benefits	11,054,856	9,469,318
Surrenders	1,198,363	1,156,546
Interest credited to policyholders	12,663,112	12,276,268
Dividend, endowment and supplementary life contract benefits	316,403	311,868
Total benefits and claims	37,354,646	34,765,696
Policy acquisition costs deferred	(12,102,070)	(11,856,420)
Amortization of deferred policy acquisition costs	6,932,504	5,327,177
Amortization of value of insurance business acquired	274,478	298,471
Commissions	12,069,749	11,073,570
Other underwriting, insurance and acquisition expenses	8,913,646	9,101,717
Total expenses	16,088,307	13,944,515
Total benefits, claims and expenses	53,442,953	48,710,211
Income before total federal income tax expense (benefit)	3,673,288	4,080,794
Current federal income tax expense (benefit)	(76,513)	127,701
Deferred federal income tax expense	892,431	774,403
Total federal income tax expense	815,918	902,104
Net income	$2,857,370	$3,178,690
Net income per common share basic and diluted
Class A common stock	$0.3266	$0.3638
Class B common stock	$0.2776	$0.2707

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2021	2020
Net income	$2,857,370	$3,178,690
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(4,882,377)	9,775,829
Less net realized investment gains (losses)	613,775	(248,166)
Net unrealized investment gains (losses)	(5,496,152)	10,023,995
Adjustment to deferred acquisition costs	(34,088)	21,213
Other comprehensive income (loss) before federal income tax expense (benefit)	(5,462,064)	10,002,782
Federal income tax expense (benefit)	(1,147,033)	2,100,584
Total other comprehensive income (loss)	(4,315,031)	7,902,198
Total comprehensive income (loss)	$(1,457,661)	$11,080,888

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2021 and 2020

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2020	$80,502	$-	$28,684,598	$(893,947)	$9,616,660	$19,930,449	$57,418,262
Comprehensive income:
Net income	-	-	-	-	-	3,178,690	3,178,690
Other comprehensive income	-	-	-	-	7,902,198	-	7,902,198
Shareholders' cash dividend	-	-	-	-	-	(393,178)	(393,178)
Shareholders' stock dividend	7,914	-	8,649,335	-	-	(8,657,249)	-
Acquisition of K-TENN Insurance Company	1,688	-	1,744,552	-	-	-	1,746,240
Recapitalization	(1,011)	1,011	-	-	-	-	-
Balance as of December 31, 2020	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income:
Net income	-	-	-	-	-	2,857,370	2,857,370
Other comprehensive loss	-	-	-	-	(4,315,031)	-	(4,315,031)
Balance as of December 31, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Operating activities
Net income	$2,857,370	$3,178,690
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	-	121,240
Accretion of discount on investments	(4,757,938)	(4,989,868)
Net realized investment gains	(898,551)	(1,007,268)
Loss on other-than-temporary impairments	-	801,340
Amortization of policy acquisition cost	6,932,504	5,327,177
Policy acquisition cost deferred	(12,102,070)	(11,856,420)
Amortization of loan origination fees	43,585	33,263
Amortization of value of insurance business acquired	274,478	298,471
Allowance for mortgage loan losses	164,625	36,516
Provision for deferred federal income tax expense	892,431	774,403
Interest credited to policyholders	12,663,112	12,276,268
Change in assets and liabilities:
Policy loans	(163,951)	(81,332)
Short-term investments	12,182	(1,477,933)
Accrued investment income	491,218	(162,195)
Recoverable from reinsurers	187,840	10,512
Assets held in trust under coinsurance agreement	4,995,535	2,323,976
Agents' balances and due premiums	441,272	(532,221)
Other assets	(4,847,263)	(3,953,350)
Future policy benefits	12,061,919	11,507,824
Policy claims	281,635	700,155
Other policy liabilities	(30,852)	(22,488)
Other liabilities (excludes change in payable of securities purchased of $1,087,127 and $377,481 in 2021 and 2020, respectively)	(556,725)	4,138,079
Net cash provided by operating activities	18,942,356	17,444,839

Investing activities
Purchases of fixed maturity securities	(33,163,143)	(4,010,067)
Maturities of fixed maturity securities	1,150,000	945,500
Sales of fixed maturity securities	13,224,511	21,435,624
Purchases of equity securities	(181,243)	(90,292)
Sales of equity securities	89	-
Acquisition of K-TENN Insurance Company	-	1,110,299
Joint venture distribution	78,904	87,267
Purchases of mortgage loans	(107,238,975)	(77,131,267)
Payments on mortgage loans	104,436,910	64,250,033
Purchases of other long-term investments	(2,993,805)	(5,788,546)
Collections on other long-term investments	12,812,964	11,755,897
Sales of real estate	818,018	2,216,780
Net change in receivable and payable for securities sold and purchased	1,087,127	377,481
Net cash provided by (used in) investing activities	(9,968,643)	15,158,709

Financing activities
Policyholders' account deposits	28,708,203	24,283,570
Policyholders' account withdrawals	(35,383,965)	(39,476,015)
Shareholders' cash dividends	-	(393,178)
Net cash used in financing activities	(6,675,762)	(15,585,623)

Increase in cash and cash equivalents	2,297,951	17,017,925
Cash and cash equivalents, beginning of period	40,230,095	23,212,170
Cash and cash equivalents, end of period	$42,528,046	$40,230,095

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2021 and 2020, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and $797,158, respectively, and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Reductions in mortgage loans due to foreclosure	$458,587	$797,158
Investment real estate held-for-sale acquired through foreclosure	(458,587)	(797,158)
Net cash used in investing activities	$-	$-

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

December 31, 2021 and 2020

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

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance and annuity products to individuals. TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment and annuity products. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense product is issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents. TLIC is licensed in the states of Alabama, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, Tennessee, Texas, Utah and West Virginia. FBLIC is licensed in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

Investments

Fixed maturity securities comprised of bonds and redeemable preferred securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturity securities available-for-sale is adjusted for amortization of premium and accretion of discount to maturity.

Interest income on fixed maturity securities, as well as the related amortization of premium and accretion of discount, is included in net investment income under the effective yield method. Dividend income on redeemable preferred securities are recognized in net investment income when declared. The amortized cost of fixed maturity securities available-for-sale are written down to fair value when a decline in value is considered to be other-than-temporary.

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline in value is other-than-temporary in nature.  This determination involves a degree of uncertainty.  If a decline in the fair value of a security is determined to be temporary, the decline is recorded as an unrealized loss in stockholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the Company then determines the proper treatment for the other-than-temporary impairment.

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

December 31, 2021 and 2020

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

Other long-term investments are comprised of lottery prize receivables and are carried at amortized cost. Interest income and the accretion of discount are included in net investment income.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

As of December 31, 2021 and 2020, there was $4,421,379 and $4,146,901, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $258,366 in 2022, $208,044 in 2023, $211,956 in 2024, $199,812 in 2025 and $201,919 in 2026.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

Net Income Per Common Share Basic and Diluted

For the years ended December 31, 2021 and 2020, the net income allocated to the Class B shareholders is the total net income less shareholders’ cash dividends multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2021, the net income allocated to the Class A shareholders of $2,829,299 is the total net income $2,857,370 less the net income allocated to the Class B shareholders $28,071. For the year ended December 31, 2020, the net income allocated to the Class A shareholders $3,151,325 is the total net income $3,178,690 less the net income allocated to the Class B shareholders $27,365.

The weighted average outstanding common shares basic for the years ended December 31, 2021 and 2020 were 8,661,696 for Class A shares and 101,102 for Class B shares. The weighted average Class A shares reflect the retrospective adjustment for the impacts of the 10% stock dividend declared by the Company on November 12, 2020 and issued to holders of Class A common stock shares of the Company as of November 12, 2020.

Subsequent Events

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC and FTFC’s 722,644 shares of Class A common stock were distributed to the former Royalty shareholders during February 2022. On March 1, 2022, the Missouri Department of Commerce and Insurance (“MDCI”) approved FTFC’s contribution of RCLIC to FBLIC to be accounted for as a statutory merger in 2022. RCLIC was dissolved immediately after and RCLIC was merged into FBLIC.

Management has evaluated all events subsequent to December 31, 2021 through the date that these financial statements have been issued.

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments

Fixed Maturity Securities

Investments in fixed maturity securities as of December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2021
Fixed maturity securities
U.S. government and U.S. government agencies	$428,153	$812	$1,952	$427,013
States and political subdivisions	8,463,941	689,564	24,553	9,128,952
Commercial mortgage-backed securities	3,458,408	252	34,265	3,424,395
Residential mortgage-backed securities	11,081	13,195	-	24,276
Corporate bonds	116,230,579	12,731,684	100,882	128,861,381
Asset-backed securities	5,278,819	57,290	17,806	5,318,303
Exchange traded securities	549,334	-	32,734	516,600
Foreign bonds	31,286,049	3,493,469	46,192	34,733,326
Redeemable preferred securities	1,250,000	-	17,600	1,232,400
Certificate of deposits	400,000	10,392	-	410,392
Total fixed maturity securities	$167,356,364	$16,996,658	$275,984	$184,077,038

	December 31, 2020
Fixed maturity securities
U.S. government and U.S. government agencies	$430,735	$3,568	$-	$434,303
States and political subdivisions	8,830,403	891,285	31,932	9,689,756
Residential mortgage-backed securities	14,022	14,420	-	28,442
Corporate bonds	106,387,417	16,859,782	111,840	123,135,359
Asset-backed securities	2,052,174	32,908	47,813	2,037,269
Exchange traded securities	500,000	-	200	499,800
Foreign bonds	29,616,259	4,641,338	59,230	34,198,367
Certificate of deposits	600,000	24,540	-	624,540
Total fixed maturity securities	$148,431,010	$22,467,841	$251,015	$170,647,836

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2021 and 2020 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2021
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$301,195	$1,952	2
States and political subdivisions	337,421	1,724	2
Commercial mortgage-backed securities	3,323,141	34,265	7
Corporate bonds	10,991,840	100,882	30
Asset-backed securities	3,475,854	9,544	8
Exchange traded securities	516,600	32,734	2
Redeemable preferred securities	482,400	17,600	2
Foreign bonds	2,408,472	46,192	6
Total less than 12 months in an unrealized loss position	21,836,923	244,893	59
More than 12 months in an unrealized loss position
States and political subdivisions	626,754	22,829	1
Asset-backed securities	345,299	8,262	1
Total more than 12 months in an unrealized loss position	972,053	31,091	2
Total fixed maturity securities in an unrealized loss position	$22,808,976	$275,984	61

	December 31, 2020
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$625,098	$31,932	1
Corporate bonds	878,716	41,508	3
Asset-backed securities	1,047,443	47,813	3
Exchange traded securities	499,800	200	2
Foreign bonds	285,569	28,282	4
Total less than 12 months in an unrealized loss position	3,336,626	149,735	13
More than 12 months in an unrealized loss position
Corporate bonds	1,084,205	70,332	3
Foreign bonds	532,875	30,948	1
Total more than 12 months in an unrealized loss position	1,617,080	101,280	4
Total fixed maturity securities in an unrealized loss position	$4,953,706	$251,015	17

As of December 31, 2021, the Company held 61 available-for-sale fixed maturity securities with an unrealized loss of $275,984, fair value of $22,808,976 and amortized cost of $23,084,960. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2021. The ratio of the fair value to the amortized cost of these 61 securities is 99%.

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

December 31, 2021 and 2020

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

The Company recorded one other-than-temporary impairment during 2020.  During 2020, the Company impaired its bonds in an offshore drilling company with a total par value of $850,000 as a result of continuing unrealized losses. This impairment was considered fully credit-related, resulting in a charge to the statement of operations before tax of $801,340 for the year ended December 31, 2020. This charge represents the credit-related portion of the difference between the amortized cost basis of the security and its fair value. The Company experienced no additional other-than-temporary impairments on fixed maturity available-for-sale securities during 2020.

There were no impairments during the year ended December 31, 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2021, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

Net unrealized gains included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation had been realized as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020
Unrealized appreciation on available-for-sale securities	$16,720,674	$22,216,826
Adjustment to deferred acquisition costs	(6,969)	(41,057)
Deferred income taxes	(3,509,878)	(4,656,911)
Net unrealized appreciation on available-for-sale securities	$13,203,827	$17,518,858

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2021, by contractual maturity, are summarized as follows:

	December 31, 2021
	Fixed Maturities Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or les	$2,808,783	$2,846,451
Due in one year through five years	37,361,054	39,055,956
Due after five years through ten years	39,395,049	42,867,654
Due after ten years	83,071,989	94,625,906
Due at multiple maturity dates	4,719,489	4,681,071
	$167,356,364	$184,077,038

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2021	2020	2021	2020	2021	2020
Proceeds	$14,374,511	$22,381,124	$89	$-	$818,018	$2,216,780
Gross realized gains	780,266	643,648	89	-	289,840	347,039
Gross realized losses	(166,491)	(90,474)	-	-	-	-
Loss on other-than- temporary impairment	-	(801,340)	-	-	-	-

	Years Ended December 31,
	Mortgage Loans on Real Estate		Other Long-Term Investments
	2021	2020	2021	2020
Proceeds	$28,966,890	$6,345,816	$12,812,964	$-
Gross realized gains	39,727	108,101	-	-
Gross realized losses	(4,417)	-	(83,339)	-
Loss on other-than- temporary impairment	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity available-for-sale securities for the years ended December 31, 2021 and 2020 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
	2021	2020
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(5,496,152)	$10,023,995
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	613,775	553,174
Equity securities, sale of securities	89	-
Equity securities, changes in fair value	42,876	(1,046)
Investment real estate	289,840	347,039
Mortgage loans on real estate	35,310	108,101
Other long-term investments	(83,339)	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021	December 31, 2020

Residential mortgage loans	$169,368,048	$163,906,373
Commercial mortgage loans by property type
Apartment	175,121	-
Industrial	1,170,544	670,708
Lodging	280,836	290,889
Office building	2,285,403	4,596,331
Retail	4,228,099	5,444,761
Total commercial mortgage loans by property type	8,140,003	11,002,689
Total mortgage loans	$177,508,051	$174,909,062

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2021 and 2020 are summarized as follows:

			December 31,
			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2021	2020	2021	2020	2021	2020
Over 70%	to	80%	$52,292,906	$53,905,657	$1,069,973	$-	$53,362,879	$53,905,657
Over 60%	to	70%	50,445,981	50,752,236	1,359,831	1,608,934	51,805,812	52,361,170
Over 50%	to	60%	26,492,616	27,493,242	1,496,664	2,391,856	27,989,280	29,885,098
Over 40%	to	50%	19,235,027	13,875,675	312,648	786,143	19,547,675	14,661,818
Over 30%	to	40%	7,843,501	7,846,306	1,471,023	1,176,419	9,314,524	9,022,725
Over 20%	to	30%	9,482,943	5,538,886	1,916,446	2,774,020	11,399,389	8,312,906
Over 10%	to	20%	2,737,111	3,699,228	513,418	2,072,994	3,250,529	5,772,222
10%	or	less	837,963	795,143	-	192,323	837,963	987,466
Total			$169,368,048	$163,906,373	$8,140,003	$11,002,689	$177,508,051	$174,909,062

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

The outstanding principal balance of mortgage loans, by state, as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Alabama	$788,026	0.44%	$1,205,848	0.69%
Arizona	726,676	0.41%	1,111,244	0.64%
Arkansas	723,456	0.41%	618,038	0.35%
California	8,890,865	5.01%	8,054,996	4.61%
Colorado	55,838	0.03%	56,621	0.03%
Connecticut	3,735,358	2.10%	985,525	0.56%
Delaware	61,318	0.03%	520,569	0.30%
District of Columbia	-	0.00%	720,000	0.41%
Florida	48,603,579	27.38%	41,034,631	23.46%
Georgia	7,852,783	4.42%	9,918,563	5.67%
Hawaii	-	0.00%	227,068	0.13%
Idaho	-	0.00%	212,409	0.12%
Illinois	3,606,147	2.03%	5,018,145	2.87%
Indiana	1,884,980	1.06%	916,706	0.52%
Kansas	389,644	0.22%	375,870	0.21%
Kentucky	76,259	0.04%	-	0.00%
Louisiana	149,861	0.08%	503,787	0.29%
Maine	124,733	0.07%	126,414	0.07%
Maryland	508,856	0.29%	589,487	0.34%
Massachusetts	1,141,814	0.64%	2,005,130	1.15%
Michigan	429,905	0.24%	236,135	0.14%
Minnesota	866,964	0.49%	880,922	0.50%
Mississippi	37,128	0.02%	80,830	0.05%
Missouri	5,894,094	3.32%	2,283,186	1.31%
Montana	700,000	0.39%	-	0.00%
Nevada	-	0.00%	11,668	0.01%
New Jersey	9,558,374	5.38%	8,683,341	4.96%
New Mexico	80,415	0.05%	80,975	0.05%
New York	9,948,828	5.60%	4,915,742	2.81%
North Carolina	1,733,732	0.98%	2,356,697	1.35%
Ohio	6,809,487	3.84%	4,732,716	2.71%
Oklahoma	645,008	0.36%	510,194	0.29%
Oregon	105,446	0.06%	563,014	0.32%
Pennsylvania	794,333	0.45%	637,063	0.36%
South Carolina	1,004,438	0.57%	728,933	0.42%
Tennessee	2,737,512	1.54%	4,211,195	2.41%
Texas	55,003,626	31.02%	67,127,667	38.38%
Utah	-	0.00%	2,000,000	1.14%
Vermont	220,093	0.12%	231,266	0.13%
Virginia	1,081,200	0.61%	400,502	0.23%
Washington	811,405	0.46%	325,369	0.19%
Wisconsin	432,389	0.24%	208,905	0.12%
Mortgage loan allowance and unamortized origination fees	(706,519)	-0.40%	(498,309)	-0.30%
	$177,508,051	100%	$174,909,062	100%

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

During 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred those properties to investment real estate held for sale. During 2020, the Company foreclosed on residential mortgage loans of real estate totaling $797,158 and transferred those properties to investment real estate held for sale.

The principal balances of the 1,086 residential mortgage loans owned by the Company as of December 31, 2021 that aggregated to $169,368,048 ranged from a low of $930 to a high of $2,135,625 and the interest rates ranged from 3.43% to 25.64%. The principal balances of the 26 commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2021 that aggregated to $8,140,003 ranged from a low of $14,515 to a high of $1,075,350 and the interest rates ranged from 5.97% to 10.51%.

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

There were 10 mortgage loans with a remaining principal balance of $1,717,496 that were more than 90 days past due as of December 31, 2021. There was one mortgage loan in default and in the foreclosure process with a remaining principal balance of $484,400 as of December 31, 2021.

There were 24 loans with a remaining principal balance of $3,979,997 that were more than 90 days past due as of December 31, 2020. There were no mortgage loans in default or in the foreclosure process as of December 31, 2020.

There are allowances for losses on mortgage loans of $706,519 and $541,894 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $795,730 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2020, $766,667 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2021 and 2020 the Company did not experience any impairment on mortgage loan investments.

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

During 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred those properties to investment real estate held for sale. During 2021, the Company sold investment real estate property with an aggregate carrying value of $528,178. The Company recorded a gross realized investment gain on sale of $289,840 based on an aggregate sales price of $818,018.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

The Company’s investment real estate as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	147,909	217,500
Total investment in real estate	$688,345	$757,936

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $65,929,215 and $71,025,133 as of December 31, 2021 and 2020, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2021 are summarized as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$12,224,287	$12,490,448
Due in one year through five years	34,102,657	38,666,991
Due after five years through ten years	13,862,868	18,493,808
Due after ten years	5,739,403	11,016,719
	$65,929,215	$80,667,966

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Arizona	$383,181	0.58%	$418,672	0.59%
California	6,757,460	10.25%	7,361,932	10.37%
Connecticut	2,515,625	3.82%	2,649,985	3.73%
Florida	-	0.00%	49,470	0.07%
Georgia	3,710,308	5.63%	4,245,463	5.98%
Illinois	669,246	1.02%	727,077	1.02%
Indiana	5,411,453	8.21%	5,927,346	8.35%
Maine	78,497	0.12%	157,136	0.22%
Massachusetts	14,753,225	22.38%	16,519,603	23.26%
Michigan	229,980	0.35%	247,786	0.35%
Missouri	82,794	0.13%	91,881	0.13%
New Jersey	219,330	0.33%	429,240	0.60%
New York	22,286,381	33.79%	23,089,597	32.51%
Ohio	3,855,506	5.85%	4,298,468	6.05%
Oregon	78,848	0.12%	112,728	0.16%
Pennsylvania	1,348,166	2.04%	1,632,023	2.30%
Texas	2,331,444	3.54%	2,479,933	3.49%
Virginia	47,433	0.07%	59,759	0.08%
Vermont	897,936	1.36%	247,065	0.35%
Washington	272,402	0.41%	279,969	0.39%
	$65,929,215	100.00%	$71,025,133	100.00%

Major categories of net investment income for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
	2021	2020

Fixed maturity securities	$7,121,593	$7,162,012
Equity securities	121,585	100,817
Other long-term investments	4,806,506	5,166,428
Mortgage loans	14,263,706	14,651,491
Policy loans	163,893	153,316
Real estate	-	252,047
Short-term and other investments	107,221	101,129

Gross investment income	26,584,504	27,587,240

Investment expenses	(2,600,316)	(3,502,939)

Net investment income	$23,984,188	$24,084,301

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred securities and certificate of deposit

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2021
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$427,013	$-	$427,013
States and political subdivisions	-	9,128,952	-	9,128,952
Commercial mortgage-backed securities	-	3,424,395	-	3,424,395
Residential mortgage-backed securities	-	24,276	-	24,276
Corporate bonds	-	128,861,381	-	128,861,381
Asset-backed securities	-	5,318,303	-	5,318,303
Exchange traded securities	-	516,600	-	516,600
Foreign bonds	-	34,733,326	-	34,733,326
Redeemable preferred securities	-	1,232,400	-	1,232,400
Certificate of deposit	-	410,392	-	410,392
Total fixed maturity securities	$-	$184,077,038	$-	$184,077,038
Equity securities
Mutual funds	$-	$76,816	$-	$76,816
Corporate common stock	207,979	-	63,423	271,402
Total equity securities	$207,979	$76,816	$63,423	$348,218

	December 31, 2020
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$434,303	$-	$434,303
States and political subdivisions	-	9,689,756	-	9,689,756
Residential mortgage-backed securities	-	28,442	-	28,442
Corporate bonds	-	123,135,359	-	123,135,359
Asset-backed securities	-	2,037,269	-	2,037,269
Exchange traded securities	-	499,800	-	499,800
Foreign bonds	-	34,198,367	-	34,198,367
Certificate of deposit	-	624,540	-	624,540
Total fixed maturity securities	$-	$170,647,836	$-	$170,647,836
Equity securities
Mutual funds	$-	$84,242	$-	$84,242
Corporate common stock	51,629	-	67,132	118,761
Total equity securities	$51,629	$84,242	$67,132	$203,003

As of December 31, 2021 and 2020, Level 3 financial instruments consisted of two private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Fair Value Measurements (continued)

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity available-for-sale securities and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred securities and certificate of deposit.

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stocks and joint venture investment are included in Level 3. Level 1 for the equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity available-for-sale securities and equity securities are highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020

Beginning balance	$67,132	$64,107
Joint venture net income	75,195	90,292
Joint venture distribution	(78,904)	(87,267)
Ending balance	$63,423	$67,132	9

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2021 and 2020, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2021
Financial assets
Mortgage loans on real estate
Commercial	$8,140,003	$8,917,023	$-	$-	$8,917,023
Residential	169,368,048	187,336,689	-	-	187,336,689
Policy loans	2,272,629	2,272,629	-	-	2,272,629
Short-term investments	3,296,838	3,296,838	3,296,838	-	-
Other long-term investments	65,929,215	80,667,966	-	-	80,667,966
Cash and cash equivalents	42,528,046	42,528,046	42,528,046	-	-
Accrued investment income	4,879,290	4,879,290	-	-	4,879,290
Total financial assets	$296,414,069	$329,898,481	$45,824,884	$-	$284,073,597

Financial liabilities
Policyholders' account balances	$373,647,869	$373,412,607	$-	$-	$373,412,607
Policy claims	2,381,183	2,381,183	-	-	2,381,183
Total financial liabilities	$376,029,052	$375,793,790	$-	$-	$375,793,790

	December 31, 2020
Financial assets
Mortgage loans on real estate
Commercial	$11,002,689	$11,085,406	$-	$-	$11,085,406
Residential	163,906,373	184,802,993	-	-	184,802,993
Policy loans	2,108,678	2,108,678	-	-	2,108,678
Short-term investments	3,309,020	3,309,020	3,309,020	-	-
Other long-term investments	71,025,133	89,264,246	-	-	89,264,246
Cash and cash equivalents	40,230,095	40,230,095	40,230,095	-	-
Accrued investment income	5,370,508	5,370,508	-	-	5,370,508
Total financial assets	$296,952,496	$336,170,946	$43,539,115	$-	$292,631,831

Financial liabilities
Policyholders' account balances	$362,519,753	$380,666,901	$-	$-	$380,666,901
Policy claims	2,099,548	2,099,548	-	-	2,099,548
Total financial liabilities	$364,619,301	$382,766,449	$-	$-	$382,766,449

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2021 and 2020, these required deposits had amortized costs that totaled $4,673,271 and $4,464,398, respectively. As of December 31, 2021 and 2020, these required deposits had fair values that totaled $4,715,350 and $4,531,967, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2021, $795,730 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2021, $611,176 of that escrow amount is available to the Company as additional collateral on $4,382,896 of advances to the loan originator. The remaining December 31, 2021 escrow amount of $184,554 is available to the Company as additional collateral on its investment of $36,910,814 in residential mortgage loans on real estate. In addition, the Company has an additional $706,519 allowance for possible loan losses in the remaining $140,597,237 of investments in mortgage loans on real estate as of December 31, 2021.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2021 and 2020 are summarized as follows (excluding $36,910,814 and $67,028,720 of mortgage loans on real estate as of December 31, 2021 and 2020, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2021	2020	2021	2020	2021	2020
Allowance, beginning	$486,604	$443,057	$55,290	$62,321	$541,894	$505,378
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	188,558	43,547	(23,933)	(7,031)	164,625	36,516
Allowance, ending	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$132,457,234	$96,877,653	$8,140,003	$11,002,689	$140,597,237	$107,880,342

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Balance, beginning of year	$44,513,669	$38,005,639
Capitalization of commissions, sales and issue expenses	12,102,070	11,856,420
Amortization	(6,932,504)	(5,327,177)
Deferred acquisition costs allocated to investments	34,088	(21,213)

Balance, end of year	$49,717,323	$44,513,669

7. Federal Income Taxes

FTFC filed 2020 and 2019 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC since all companies had been members of a consolidated group for five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2021 and 2020, respectively, is summarized as follows:

	Years Ended December 31,
	2021	2020
Expected tax expense	$771,390	$856,967
Difference in book versus tax basis of available-for-sale securities	142,199	(179,854)
Net operating losses	122,654	44,547
Discount amortization	60,066	(13,094)
Policy loans	32,494	(16,128)
Non taxable international losses	31,864	22,027
Mortgage loans	11,822	12,852
Future policy benefits	(1,672)	9,011
Reinsurance recoverable	(31,356)	6,813
Adjustment of prior years' taxes	(154,921)	(46,466)
Capital gain taxes	(188,534)	152,306
Other	19,912	53,123

Total income tax expense	$815,918	$902,104

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Deferred tax liabilities:
Net unrealized investment gains	$3,509,878	$4,656,911
Deferred policy acquisition costs	8,794,233	7,775,267
Value of insurance business acquired	906,884	964,525
Reinsurance recoverable	216,819	248,175
Due premiums	79,368	87,937
Available-for-sale fixed maturity securities	42,030	-
Investment real estate	23,425	23,425
Other	26,949	18,635
Total deferred tax liabilities	13,599,586	13,774,875

Deferred tax assets:
Policyholders' account balances and future policy benefits	3,761,239	3,591,696
Net operating loss carryforward	683,720	679,303
Mortgage loans	148,369	104,645
Available-for-sale fixed maturity securities	-	100,582
Policy claims	-	32,494
Unearned investment income	19,154	14,978
Available-for-sale equity securities	11,860	20,864
Dividend liability	8,941	9,408
Total deferred tax assets	4,633,283	4,553,970
Net deferred tax liabilities	$8,966,303	$9,220,905

FTFC has net operating loss carryforwards of $2,570,700 expiring in 2029 through 2033. During 2021, FTFC utilized $129,363 of the net operating loss carryforward existing as of January 1, 2021 to offset 2021 federal taxable income. During 2020, FTFC utilized $985,666 of the net operating loss carryforward existing as of January 1, 2020 to offset 2020 federal taxable income. TLIC has net operating loss carryforwards of $685,110 as of December 31, 2021. TLIC generated $150,397 and $534,713 of net operating losses during 2021 and 2020, respectively and due to the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act) the 2020 operating loss of $534,713 was available to be carried back five years to offset prior taxes incurred utilizing the statutory tax rate in effect for the year of the carryback. TLIC’s $685,110 net operating loss is fully available to offset future TLIC taxable income and does not expire.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2018 through 2021 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2021 and 2020 are summarized as follows:

	2021	2020
Premiums assumed	$4,745,854	$3,023,178
Commissions and expense allowances assumed	1,920,939	1,494,464
Benefits assumed	78,203	88,171
Reserve credits assumed	5,714,631	2,944,668
In force amount assumed	78,467,315	56,417,493

Premiums ceded	1,679,793	2,130,523
Commissions and expense allowances ceded	50,407	80,383
Benefits ceded	3,036,438	2,234,094
Reserve credits ceded	103,209,641	104,593,282
In force amount ceded	50,756,838	57,739,638

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

December 31, 2021 and 2020

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

In 2019, TLIC entered into a life insurance coinsurance agreement with TAI, effective October 1, 2018, whereby 100% of TAI’s life insurance policies and annuity contracts issued after September 30, 2018 were ceded to TLIC. TLIC contractually reimburses TAI for the related commissions, submission costs, maintenance costs, marketing costs and other costs related to the production of life insurance policies and annuity contracts. These transactions are eliminated in consolidation.

9. Leases

The Company leases 7,302 square feet of office space in Tulsa, Oklahoma. The lease began on October 1, 2015 and ended on September 30, 2020. The Company signed an amended lease agreement effective August 1, 2020 and ending on September 30, 2027. The amended lease agreement provides for the expansion of the existing premises from 6,769 square feet to 7,302 square feet. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $109,695 and $85,198 for the years ended December 31, 2021 and 2020, respectively.

In accordance with the current lease, the Company was provided an allowance of $54,152 for leasehold improvements. For the amended lease, the Company was provided allowance of $77,000 for leasehold improvements. The leasehold improvement allowance is amortized over the non-cancellable lease term and reduced rent expense by $13,750 and $8,123 for the years ended December 31, 2021 and 2020, respectively. The future minimum lease payments to be paid under the non-cancellable lease agreement are $116,029, $118,365, $120,720, $123,130 and $125,576 for the years 2022, 2023, 2024, 2025 and 2026, respectively.

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

December 31, 2021 and 2020

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

The statutory net income (loss) for TLIC amounted to ($563,056) and ($1,526,638) for the years ended December 31, 2021 and 2020, respectively. The statutory capital and surplus of TLIC was $14,305,969 and $13,638,231 as of December 31, 2021 and 2020, respectively. The statutory net income for FBLIC amounted to $1,559,666 and $799,751 for the years ended December 31, 2021 and 2020, respectively. The statutory capital and surplus of FBLIC was $11,786,573 and $10,259,330 as of December 31, 2021 and 2020, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,430,596 in 2022 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. FBLIC paid no dividends to TLIC in 2021 and 2020. These dividends would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
	2021	2020
Revenues:
Life insurance operations	$36,727,984	$32,236,531
Annuity operations	19,794,712	19,724,655
Corporate operations	593,545	829,819

Total	$57,116,241	$52,791,005

Income before income taxes:
Life insurance operations	$1,405,948	$337,686
Annuity operations	2,203,412	2,986,150
Corporate operations	63,928	756,958

Total	$3,673,288	$4,080,794

Depreciation and amortization expense:
Life insurance operations	$6,179,866	$4,733,751
Annuity operations	1,070,701	1,046,400

Total	$7,250,567	$5,780,151

	December 31,
	2021	2020
Assets:
Life insurance operations	$133,378,698	$120,484,734
Annuity operations	521,742,643	518,257,307
Corporate operations	4,637,593	4,853,228
Total	$659,758,934	$643,595,269

12. Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $40,431,952 as of December 31, 2021. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

14. Related Party Transactions

On June 28, 2021, the Company received payment of a $400,000 on a loan with interest at 5.00% from the estate of the Company’s former chairman. This loan is included in the December 31, 2020, other assets in the consolidated statements of financial position.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
	Year Ended December 31, 2021

Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(3,857,078)	26,929	(3,830,149)
Less amounts reclassified from accumulated other comprehensive income, net of tax	484,882	-	484,882
Other comprehensive loss	(4,341,960)	26,929	(4,315,031)
Balance as of December 31, 2021	$13,209,319	$(5,492)	$13,203,827

	Year Ended December 31, 2020

Balance as of January 1, 2020	$9,632,323	$(15,663)	$9,616,660
Other comprehensive income before reclassifications, net of tax	7,722,905	(16,758)	7,706,147
Less amounts reclassified from accumulated other comprehensive income, net of tax	(196,051)	-	(196,051)
Other comprehensive income	7,918,956	(16,758)	7,902,198
Balance as of December 31, 2020	$17,551,279	$(32,421)	$17,518,858

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2021 and 2020 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2021
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,882,377)	$(1,025,299)	$(3,857,078)
Reclassification adjustment for net gains included in operation	613,775	128,893	484,882
Net unrealized losses on investments	(5,496,152)	(1,154,192)	(4,341,960)
Adjustment to deferred acquisition costs	34,088	7,159	26,929
Total other comprehensive loss	$(5,462,064)	$(1,147,033)	$(4,315,031)

	Year Ended December 31, 2020
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$9,775,829	$2,052,924	$7,722,905

Reclassification adjustment for net losses included in operation	(248,166)	(52,115)	(196,051)
Net unrealized gains on investments	10,023,995	2,105,039	7,918,956
Adjustment to deferred acquisition costs	(21,213)	(4,455)	(16,758)
Total other comprehensive income	$10,002,782	$2,100,584	$7,902,198

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

15. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2021	2020
Realized gains (losses) on sales of securities (a)	$613,775	$(248,166)
Income tax expense (benefit) (b)	128,893	(52,115)
Total reclassification adjustments	$484,882	$(196,051)

(a) These items appear within net realized investment gains and loss on other-than-temporary impairments in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

16. Line of Credit

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of December 30, 2021 and December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (“Exchange Act”) as of the end of the fiscal period covered by this Annual Report on Form 10-K (“Annual Report”). Based upon such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2021.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2021.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

3.3	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB filed April 30, 2007.

10.1	Employment Agreement of Gregg E. Zahn, President, dated June 7, 2010, incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 11, 2010.

10.2	Amendment to Employment Agreement of Gregg E. Zahn, President, dated December 8, 2011, incorporated by reference as Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.3	Employment Agreement of Jeffrey J. Wood, dated December 8, 2011, incorporated by reference as Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 13, 2011.

10.4

Amended and Restated Employment Agreement of Gregg E. Zahn, President, dated September 5, 2017, incorporated by reference as Exhibit 10.26 of the Company’s Current Report on Form 8-K filed September 8, 2017.

10.5	Amended and Restated Employment Agreement of Jeffrey J. Wood, dated March 14, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

10.6	2019 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

10.7	Employment Agreement of William S. Lay, dated December 6, 2021 incorporated by reference as Exhibit 10.16 of the Company’s Current Report on Form 8-K filed December 7, 2021.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

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

FIRST TRINITY FINANCIAL CORPORATION

Date March 10, 2022	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 10, 2022	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 10, 2022
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 10, 2022
William S. Lay
Vice President, Chief Investment Officer and Director

By	/s/ Bill H. Hill	Date March 10, 2022
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 10, 2022
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 10, 2022
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 10, 2022
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 10, 2022
George E, Peintner, Director

By	/s/ Gary L. Sherrer	Date March 10, 2022
Gary L. Sherrer, Director