Form 10-Q
period 2022-03-31
First Trinity Financial CORP
filed 2022-05-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2022, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2022

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $164,295,102 and $167,356,364 as of March 31, 2022 and December 31, 2021, respectively)	$164,435,990	$184,077,038
Equity securities at fair value (cost: $290,450 and $285,558 as of March 31, 2022 and December 31, 2021, respectively)	378,537	348,218
Mortgage loans on real estate	191,576,878	177,508,051
Investment real estate	635,278	688,345
Policy loans	2,371,791	2,272,629
Short-term investments	4,853,512	3,296,838
Other long-term investments	65,225,309	65,929,215
Total investments	429,477,295	434,120,334
Cash and cash equivalents	31,368,344	42,528,046
Accrued investment income	4,798,164	4,879,290
Recoverable from reinsurers	11,718,681	1,046,381
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $64,879,237 and $65,269,544 as of March 31, 2022 and December 31, 2021, respectively)	63,680,855	68,747,533
Mortgage loans on real estate	32,523,584	33,049,329
Cash and cash equivalents	5,122,812	4,413,384
Total assets held in trust under coinsurance agreement	101,327,251	106,210,246
Agents' balances and due premiums	1,515,227	1,713,050
Deferred policy acquisition costs	51,208,133	49,717,323
Value of insurance business acquired	4,246,290	4,318,499
Other assets	15,347,890	15,225,765
Total assets	$651,007,275	$659,758,934
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$371,324,479	$373,647,869
Future policy benefits	100,009,920	88,735,716
Policy claims	3,417,916	2,381,183
Other policy liabilities	179,225	88,847
Total policy liabilities	474,931,540	464,853,615
Funds withheld under coinsurance agreement	101,508,074	106,586,633
Deferred federal income taxes	5,694,754	8,966,303
Other liabilities	8,061,627	10,957,832
Total liabilities	590,195,995	591,364,383
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of March 31, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of March 31, 2022 and December 31, 2021, respectively)	96,319	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2022 and December 31, 2021)	1,011	1,011
Additional paid-in capital	43,668,023	39,078,485
Treasury stock, at cost (247,580 shares as of March 31, 2022 and December 31, 2021)	(893,947)	(893,947)
Accumulated other comprehensive income	111,257	13,203,827
Accumulated earnings	17,828,617	16,916,082
Total shareholders' equity	60,811,280	68,394,551
Total liabilities and shareholders' equity	$651,007,275	$659,758,934

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$8,228,782	$6,979,876
Net investment income	6,448,995	6,148,842
Net realized investment gains	1,237,806	52,095
Service fees	57,540	97,987
Other income	58,497	13,774
Total revenues	16,031,620	13,292,574
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,214,973	2,156,185
Death benefits	4,006,240	3,523,718
Surrenders	315,390	348,906
Interest credited to policyholders	3,176,136	3,118,535
Dividend, endowment and supplementary life contract benefits	76,797	71,910
Total benefits and claims	10,789,536	9,219,254
Policy acquisition costs deferred	(2,852,880)	(2,829,473)
Amortization of deferred policy acquisition costs	1,368,983	1,789,823
Amortization of value of insurance business acquired	72,209	75,169
Commissions	2,661,129	2,872,583
Other underwriting, insurance and acquisition expenses	2,863,084	2,684,662
Total expenses	4,112,525	4,592,764
Total benefits, claims and expenses	14,902,061	13,812,018
Income (loss) before total federal income tax expense (benefit)	1,129,559	(519,444)
Current federal income tax expense	8,270	-
Deferred federal income tax expense (benefit)	208,754	(58,792)
Total federal income tax expense (benefit)	217,024	(58,792)
Net income (loss)	$912,535	$(460,652)
Net income (loss) per common share basic and diluted
Class A common stock	$0.0964	$(0.0527)
Class B common stock	$0.0819	$(0.0448)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$912,535	$(460,652)
Other comprehensive loss
Total net unrealized losses arising during the period	(15,355,711)	(6,723,431)
Less net realized investment gains having no credit losses	1,224,075	37,651
Net unrealized losses	(16,579,786)	(6,761,082)
Less adjustment to deferred acquisition costs	(6,913)	(15,729)
Other comprehensive loss before income tax benefit	(16,572,873)	(6,745,353)
Income tax benefit	(3,480,303)	(1,416,523)
Total other comprehensive loss	(13,092,570)	(5,328,830)
Total comprehensive loss	$(12,180,035)	$(5,789,482)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income (loss):
Net loss	-	-	-	-	-	(460,652)	(460,652)
Other comprehensive loss	-	-	-	-	(5,328,830)	-	(5,328,830)
Balance as of March 31, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$12,190,028	$13,598,060	$64,062,730

Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	912,535	912,535
Other comprehensive loss	-	-	-	-	(13,092,570)	-	(13,092,570)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of March 31, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$111,257	$17,828,617	$60,811,280

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$912,535	$(460,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discount on investments	(1,205,756)	(1,313,702)
Net realized investment gains	(1,237,806)	(52,095)
Amortization of policy acquisition cost	1,368,983	1,789,823
Policy acquisition cost deferred	(2,852,880)	(2,829,473)
Amortization of loan origination fees	-	4,562
Amortization of value of insurance business acquired	72,209	75,169
Allowance for mortgage loan losses	83,700	(30,714)
Provision for deferred federal income tax expense (benefit)	208,754	(58,792)
Interest credited to policyholders	3,176,136	3,118,535
Change in assets and liabilities:
Policy loans	(99,162)	27,128
Short-term investments	29,993	3,957
Accrued investment income	81,134	156,027
Recoverable from reinsurers	(37,547)	69,712
Assets held in trust under coinsurance agreement	1,282,160	814,210
Agents' balances and due premiums	223,010	112,807
Other assets	(116,125)	(2,307,709)
Future policy benefits	3,172,111	2,115,546
Policy claims	985,341	(225,686)
Other policy liabilities	90,378	6,261
Other liabilities (exclude change in payable for securities purchased of $1,154,808 and ($27,262) in 2022 and 2021, respectively)	(4,059,518)	(4,355,557)
Net cash provided by (used in) operating activities	2,077,650	(3,340,643)

Investing activities
Purchases of fixed maturity securities	(26,767,100)	(4,004,267)
Maturities of fixed maturity securities	550,000	400,000
Sales of fixed maturity securities	30,399,960	2,019,079
Purchases of equity securities	(43,414)	(14,640)
Acquisition of Royalty Capital Life Insurance Company	3,525,749	-
Sales of equity securities	-	88
Joint venture distribution	30,522	18,695
Purchases of mortgage loans	(32,447,546)	(14,954,163)
Payments on mortgage loans	18,291,543	19,311,674
Purchases of other long-term investments	(2,671,200)	(882,027)
Payments on other long-term investments	4,686,815	3,295,634
Sale of real estate	49,371	-
Net change in receivable and payable for securities sold and purchased	1,154,808	(27,262)
Net cash provided by (used in) investing activities	(3,240,492)	5,162,811

Financing activities
Policyholders' account deposits	5,912,187	11,445,347
Policyholders' account withdrawals	(15,909,047)	(8,013,057)
Net cash provided by (used in) financing activities	(9,996,860)	3,432,290

Increase (decrease) in cash and cash equivalents	(11,159,702)	5,254,458
Cash and cash equivalents, beginning of period	42,528,046	40,230,095
Cash and cash equivalents, end of period	$31,368,344	$45,484,553

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Three Months Ended
March 31, 2021
Reductions in mortgage loans due to foreclosure	$458,587
Investment real estate held-for-sale acquired through foreclosure	(458,587)
Net cash used in investing activities	$-

On January 4, 2022, the Company acquired Royalty Capital Life Insurance Company. The Company acquired assets of $15,778,364 (including cash) and assumed liabilities of $11,181,600.

In conjunction with this 2022 acquisition, the cash and non-cash impact on operating, investing and financing activities is summarized as follows.

March 31, 2022
Cash used in acquisition of Royalty Capital Life Insurance Company	$-
Cash provided in acquisition of Royalty Capital Life Insurance Company	3,525,749

Increase in cash from acquisition of Royalty Capital Life Insurance Company	3,525,749

Fair value of assets acquired in acquisition of Royalty Capital Life Insurance Company (excluding cash)
Short-term investments	1,586,667
Recoverable from reinsurers	10,634,753
Accrued investment income	8
Due premiums	25,187
Other assets	6,000

Total fair value of assets acquired (excluding cash)	12,252,615

Fair value of liabilities assumed in acquisition of Royalty Capital Life Insurance Company
Future policy benefits	8,102,093
Policyholders' account balance	3,019,610
Policy claims	51,392
Other liabilities	8,505

Total fair value of liabilities assumed	11,181,600

Fair value of net assets acquired in acquisition of Royalty Capital Life Insurance Company (excluding cash)	1,071,015

Fair value of net assets acquired in acquisition of Royalty Capital Life Insurance Company (including cash)	$4,596,764

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Organization and Significant Accounting Policies

Nature of Operations

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), Trinity Mortgage Corporation (“TMC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing a life insurance subsidiary.

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

The Company owns 100% of TAI. TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States of America (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados. TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados. TAI was initially involved in developing life insurance and annuity contracts through an association with distribution channels but is now issuing life insurance policies and annuity contracts. The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

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
March 31, 2022
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department ("OID"). This surplus note is eliminated in consolidation.

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

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC. On March 1, 2022, the Missouri Department of Commerce and Insurance approved FTFC’s contribution and merger of RCLIC into FBLIC.

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2021.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
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

Coinsurance

In accordance with an annuity coinsurance agreement with an offshore annuity and life insurance company, TLIC holds assets and recognizes a funds withheld liability for the benefit of the assuming company in an amount at least equal to the annuity reserves in accordance with U.S. statutory accounting principles generated by this ceded business. In addition, the assuming company maintains a trust related to this ceded business amounting to at least an additional 4% of assets above the annuity reserve required under U.S. statutory accounting principles. This coinsurance agreement may be terminated for new business by either party at any time upon 30 days prior written notice to the other party.

In addition, in accordance with this annuity coinsurance agreement, investment income, investment expenses, other income and other expenses earned or incurred in relation to the operations of this annuity coinsurance agreement are not reported on the Company’s Consolidated Statements of Operations. The unrealized appreciation (depreciation) of fixed available-for-sale fixed maturity securities and the related income tax expense (benefit) is not reported as accumulated other comprehensive income in the shareholders’ equity section of the Company’s Consolidated Statements of Financial Position. Correspondingly, the net unrealized gains (losses) arising during the period, the net realized gains (losses) having no credit gains (losses) and the related income tax expense (benefit) associated with the available-for-sale fixed maturities held under this coinsurance agreement are not included in the computation of total other comprehensive income (loss) in the Company’s Consolidated Statement of Comprehensive Income (Loss).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company’s Consolidated Statement of Cash Flows only includes the cash flow activities related to the assets and funds withheld under the coinsurance agreement in a one-line presentation and does not include those cash flow activities in the other financial captions and categories presented in that financial statement.

Subsequent Events

Management has evaluated all events subsequent to March 31, 2022 through the date that these financial statements have been issued.

Recent Accounting Pronouncements

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update 2016-13) for the accounting for credit losses for financial instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments.

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
March 31, 2022
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgate that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this guidance are effective for fiscal years beginning after December 15, 2022, including interim periods and should be applied prospectively. The adoption of this guidance should not have a material effect on the Company’s results of operations, financial position or liquidity.

2. Investments

Investments in fixed maturity available-for-sale securities as of March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2022 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$427,433	$275	$6,373	$421,335
States and political subdivisions	8,270,287	281,059	89,230	8,462,116
Commercial mortgage-backed securities	10,587,931	8,638	728,208	9,868,361
Residential mortgage-backed securities	11,119	12,138	-	23,257
Corporate bonds	104,984,657	2,951,103	1,748,087	106,187,673
Asset-backed securities	8,263,481	8,024	499,625	7,771,880
Exchange traded securities	577,442	-	70,042	507,400
Foreign bonds	29,522,752	752,810	684,522	29,591,040
Redeemable preferred securities	1,250,000	-	52,400	1,197,600
Certificate of deposits	400,000	5,328	-	405,328
Total fixed maturity securities	$164,295,102	$4,019,375	$3,878,487	$164,435,990
Fixed maturity securities held in trust under coinsurance agreement	$64,879,237	$727,578	$1,925,960	$63,680,855

	December 31, 2021
Fixed maturity securities
U.S. government and U.S. government agencies	$428,153	$812	$1,952	$427,013
States and political subdivisions	8,463,941	689,564	24,553	9,128,952
Commercial mortgage-backed securities	3,458,408	252	34,265	3,424,395
Residential mortgage-backed securities	11,081	13,195	-	24,276
Corporate bonds	116,230,579	12,731,684	100,882	128,861,381
Asset-backed securities	5,278,819	57,290	17,806	5,318,303
Exchange traded securities	549,334	-	32,734	516,600
Foreign bonds	31,286,049	3,493,469	46,192	34,733,326
Redeemable preferred securities	1,250,000	-	17,600	1,232,400
Certificate of deposits	400,000	10,392	-	410,392
Total fixed maturity securities	$167,356,364	$16,996,658	$275,984	$184,077,038
Fixed maturity securities held in trust under coinsurance agreement	$65,269,544	$3,593,466	$115,477	$68,747,533

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2022 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$296,058	$6,373	2
States and political subdivisions	553,452	45,570	4
Commercial mortgage-backed securities	7,523,901	728,208	19
Corporate bonds	30,231,450	1,748,087	85
Asset-backed securities	7,239,128	470,008	16
Exchange traded securities	507,400	70,042	2
Foreign bonds	11,557,401	630,415	25
Redeemable preferred securities	447,600	52,400	2
Total less than 12 months in an unrealized loss position	58,356,390	3,751,103	155
More than 12 months in an unrealized loss position
States and political subdivisions	604,020	43,660	1
Asset-backed securities	321,966	29,617	1
Foreign bonds	506,030	54,107	1
Total more than 12 months in an unrealized loss position	1,432,016	127,384	3
Total fixed maturity securities in an unrealized loss position	$59,788,406	$3,878,487	$158
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$29,513,144	$1,925,960	98
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$29,513,144	$1,925,960	98

	December 31, 2021
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$301,195	$1,952	2
States and political subdivisions	337,421	1,724	2
Commercial mortgage-backed securities	3,323,141	34,265	7
Corporate bonds	10,991,840	100,882	30
Asset-backed securities	3,475,854	9,544	8
Exchange traded securities	516,600	32,734	2
Redeemable preferred securities	482,400	17,600	2
Foreign bonds	2,408,472	46,192	6
Total less than 12 months in an unrealized loss position	21,836,923	244,893	59
More than 12 months in an unrealized loss position
States and political subdivisions	626,754	22,829	1
Asset-backed securities	345,299	8,262	1
Total more than 12 months in an unrealized loss position	972,053	31,091	2
Total fixed maturity securities in an unrealized loss position	$22,808,976	$275,984	61
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$8,000,895	$115,477	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$8,000,895	$115,477	21

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

As of March 31, 2022, the Company held 158 available-for-sale fixed maturity securities with an unrealized loss of $3,878,487, fair value of $59,788,406 and amortized cost of $63,666,893. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2022. The ratio of the fair value to the amortized cost of these 158 securities is 94%.

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

There were no other-than-temporary impairments during the three months ended March 31, 2022 and 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

Net unrealized gains included in other comprehensive loss for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of March 31, 2022 and December 31, 2021, are summarized as follows:

	(Unaudited)
	March 31, 2022	December 31, 2021
Unrealized appreciation on available-for-sale securities	$140,888	$16,720,674
Adjustment to deferred acquisition costs	(56)	(6,969)
Deferred income taxes	(29,575)	(3,509,878)
Net unrealized appreciation on available-for-sale securities	$111,257	$13,203,827

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(1,198,382)	$3,477,989

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $65,225,309 and $65,929,215 as of March 31, 2022 and December 31, 2021, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2022, by contractual maturity, are summarized as follows:

	March 31, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,479,645	$2,489,671	$13,418,030	$13,724,837
Due after one year through five years	27,415,867	27,580,535	33,462,413	37,279,546
Due after five years through ten years	33,591,731	33,803,977	12,704,720	16,154,724
Due after ten years	88,958,809	89,472,591	5,640,146	9,659,374
Due at multiple maturity dates	11,849,050	11,089,216	-	-
	$164,295,102	$164,435,990	$65,225,309	$76,818,481

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of March 31, 2022, by contractual maturity, are summarized as follows:

	March 31, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due after one year through five years	$28,378,737	$28,931,597
Due after five years through ten years	12,047,399	12,072,132
Due after ten years	21,596,802	19,999,262
Due at multiple maturity dates	2,856,299	2,677,864
	$64,879,237	$63,680,855

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities and investment real estate for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2022	2021	2022	2021	2022	2021
Proceeds	$30,949,960	$2,419,079	$-	$88	$49,371	$-
Gross realized gains	1,224,914	64,150	-	89	-	-
Gross realized losses	(839)	(26,499)	(8,000)	-	(3,696)	-

The accumulated change in unrealized investment (losses) for fixed maturity available-for-sale for the three months ended March 31, 2022 and 2021 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Change in unrealized investment losses:
Available-for-sale securities:
Fixed maturity securities	$(16,579,786)	$(6,761,082)
Fixed maturity securities held in trust under coinsurance agreement	(4,676,371)	(4,031,298)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	1,224,075	37,651
Equity securities, sale of securities	(8,000)	89
Equity securities, changes in fair value	25,427	14,355
Investment real estate	(3,696)	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Fixed maturity securities	$1,935,754	$1,695,894
Preferred stock and equity securities	65,073	16,999
Other long-term investments	1,311,694	1,282,894
Mortgage loans	3,778,025	3,748,232
Policy loans	43,322	38,618
Short-term and other investments	21,272	9,295
Gross investment income	7,155,140	6,791,932
Investment expenses	(706,145)	(643,090)
Net investment income	$6,448,995	$6,148,842

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2022 and December 31, 2021, these required deposits, included in investment assets, had amortized costs that totaled $6,178,952 and $4,673,271, respectively. As of March 31, 2022 and December 31, 2021, these required deposits had fair values that totaled $6,185,211 and $4,715,350, respectively.

The Company’s mortgage loans by property type as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Residential mortgage loans	$177,718,296	$169,368,048
Commercial mortgage loans by property type
Agricultural	999,975	-
Apartment	1,910,311	175,121
Industrial	1,160,986	1,170,544
Lodging	277,376	280,836
Office building	5,176,363	2,285,403
Retail	4,333,571	4,228,099
Total commercial mortgage loans by property type	13,858,582	8,140,003
Total mortgage loans	$191,576,878	$177,508,051

Mortgage loans held in trust under coinsurance agreement
Residential mortgage loans	$3,678,125	$3,803,847
Commercial mortgage loans	29,435,932	30,013,132
Less unearned interest on mortgage loans	590,473	767,650
Total mortgage loans held in trust under coinsurance agreement	$32,523,584	$33,049,329

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

2. Investments (continued)

There were 14 mortgage loans with a remaining principal balance of $3,090,264 that were more than 90 days past due as of March 31, 2022. There were 10 mortgage loans with a remaining principal balance of $1,717,496 that were more than 90 days past due as of December 31, 2021.

There were two mortgage loans in default and in the foreclosure process with a remaining principal balance of $611,220 as of March 31, 2022. There was one mortgage loan in default and in the foreclosure process with a remaining principal balance of $484,400 as of December 31, 2021.

The Company’s investment real estate as of March 31, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	March 31, 2022	December 31, 2021
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	94,842	147,909
Total investment in real estate	$635,278	$688,345

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2022, the Company sold investment real estate property with an aggregate carrying value of $53,067. The Company recorded a gross realized investment loss on sale of $3,696 based on an aggregate sales price of $49,371.

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
March 31, 2022
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2022 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$421,335	$-	$421,335
States and political subdivisions	-	8,462,116	-	8,462,116
Commercial mortgage-backed securities	-	9,868,361	-	9,868,361
Residential mortgage-backed securities	-	23,257	-	23,257
Corporate bonds	-	106,187,673	-	106,187,673
Asset-backed securities	-	7,771,880	-	7,771,880
Exchange traded securities	-	507,400	-	507,400
Foreign bonds	-	29,591,040	-	29,591,040
Redeemable preferred securities	-	1,197,600	-	1,197,600
Certificate of deposit	-	405,328	-	405,328
Total fixed maturity securities	$-	$164,435,990	$-	$164,435,990
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$63,680,855	$-	63,680,855
Equity securities
Mutual funds	$-	$59,648	$-	$59,648
Corporate common stock	250,574	-	68,315	318,889
Total equity securities	$250,574	$59,648	$68,315	$378,537

	December 31, 2021
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$427,013	$-	$427,013
States and political subdivisions	-	9,128,952	-	9,128,952
Commercial mortgage-backed securities	-	3,424,395	-	3,424,395
Residential mortgage-backed securities	-	24,276	-	24,276
Corporate bonds	-	128,861,381	-	128,861,381
Asset-backed securities	-	5,318,303	-	5,318,303
Exchange traded securities	-	516,600	-	516,600
Foreign bonds	-	34,733,326	-	34,733,326
Redeemable preferred securities	-	1,232,400	-	1,232,400
Certificate of deposit	-	410,392	-	410,392
Total fixed maturity securities	$-	$184,077,038	$-	$184,077,038
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$68,747,533	$-	68,747,533
Equity securities
Mutual funds	$-	$76,816	$-	$76,816
Corporate common stock	207,979	-	63,423	271,402
Total equity securities	$207,979	$76,816	$63,423	$348,218

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

3. Fair Value Measurements (continued)

As of March 31, 2022 and December 31, 2021, Level 3 financial instruments consisted of private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	March 31, 2022	December 31, 2021

Beginning balance	$63,423	$67,132
Joint venture net income	43,414	75,195
Joint venture distribution	(30,522)	(78,904)
Net realized invemstment losses	(8,000)	-
Ending balance	$68,315	$63,423

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2022 and December 31, 2021, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2022 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$13,858,582	$15,314,329	$-	$-	$15,314,329
Residential	177,718,296	198,104,611	-	-	198,104,611
Policy loans	2,371,791	2,371,791	-	-	2,371,791
Short-term investments	4,853,512	4,853,512	4,853,512	-	-
Other long-term investments	65,225,309	76,818,481	-	-	76,818,481
Cash and cash equivalents	31,368,344	31,368,344	31,368,344	-	-
Accrued investment income	4,798,164	4,798,164	-	-	4,798,164
Total financial assets	$300,193,998	$333,629,232	$36,221,856	$-	$297,407,376
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$29,435,932	$29,435,932	$-	$-	$29,435,932
Residential	3,678,125	3,678,125	-	-	3,678,125
Less unearned interest on mortgage loans	590,473	590,473	-	-	590,473
Cash and cash equivalents	5,122,812	5,122,812	5,122,812	-	-
Total financial assets held in trust under coinsurance agreement	$37,646,396	$37,646,396	$5,122,812	$-	$32,523,584
Financial liabilities
Policyholders' account balances	$371,324,479	$348,887,930	$-	$-	$348,887,930
Policy claims	3,417,916	3,417,916	-	-	3,417,916
Total financial liabilities	$374,742,395	$352,305,846	$-	$-	$352,305,846

	December 31, 2021
Financial assets
Mortgage loans on real estate
Commercial	$8,140,003	$8,917,023	$-	$-	$8,917,023
Residential	169,368,048	187,336,689	-	-	187,336,689
Policy loans	2,272,629	2,272,629	-	-	2,272,629
Short-term investments	3,296,838	3,296,838	3,296,838	-	-
Other long-term investments	65,929,215	80,667,966	-	-	80,667,966
Cash and cash equivalents	42,528,046	42,528,046	42,528,046	-	-
Accrued investment income	4,879,290	4,879,290	-	-	4,879,290
Total financial assets	$296,414,069	$329,898,481	$45,824,884	$-	$284,073,597
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,013,132	$30,013,132	$-	$-	$30,013,132
Residential	3,803,847	3,803,847	-	-	3,803,847
Less unearned interest on mortgage loans	767,650	767,650	-	-	767,650
Cash and cash equivalents	4,413,384	4,413,384	4,413,384	-	-
Total financial assets held in trust under coinsurance agreement	$37,462,713	$37,462,713	$4,413,384	$-	$33,049,329
Financial liabilities
Policyholders' account balances	$373,647,869	$373,412,607	$-	$-	$373,412,607
Policy claims	2,381,183	2,381,183	-	-	2,381,183
Total financial liabilities	$376,029,052	$375,793,790	$-	$-	$375,793,790

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the secured overnight financing rate and LIBOR yield curve as of March 31, 2022 and December 31, 2021, respectively.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Revenues:
Life insurance operations	$9,948,321	$8,036,885
Annuity operations	5,905,263	5,041,530
Corporate operations	178,036	214,159
Total	$16,031,620	$13,292,574
Income before income taxes:
Life insurance operations	$(80,665)	$(623,469)
Annuity operations	1,075,636	205,990
Corporate operations	134,588	(101,965)
Total	$1,129,559	$(519,444)
Depreciation and amortization expense:
Life insurance operations	$1,248,162	$1,541,194
Annuity operations	193,030	328,360
Total	$1,441,192	$1,869,554

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets:
Life insurance operations	$144,023,240	$133,378,698
Annuity operations	500,224,825	521,742,643
Corporate operations	6,759,210	4,637,593
Total	$651,007,275	$659,758,934

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2018 through 2020 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, 2022 and 2021 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income
Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(12,131,012)	5,461	(12,125,551)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	967,019	-	967,019
Other comprehensive loss	(13,098,031)	5,461	(13,092,570)
Balance as of March 31, 2022	$111,288	$(31)	$111,257

Balance as of January 1, 2022	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(5,311,511)	12,425	(5,299,086)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	29,744	-	29,744
Other comprehensive loss	(5,341,255)	12,425	(5,328,830)
Balance as of March 31, 2022	$12,210,024	$(19,996)	$12,190,028

The pretax components of the Company’s other comprehensive loss and the related income tax benefit for each component for the three months ended March 31, 2022 and 2021 are summarized as follows:

		Income Tax
	Pretax	Benefit	Net of Tax
	Three Months Ended March 31, 2022 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(15,355,711)	$(3,224,699)	$(12,131,012)
Reclassification adjustment for net gains included in operations having no credit losses	1,224,075	257,056	967,019
Net unrealized losses on investments	(16,579,786)	(3,481,755)	(13,098,031)
Adjustment to deferred acquisition costs	6,913	1,452	5,461
Total other comprehensive loss	$(16,572,873)	$(3,480,303)	$(13,092,570)

	Three Months Ended March 31, 2021 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(6,723,431)	$(1,411,920)	$(5,311,511)
Reclassification adjustment for net gains included in operations having no credit losses	37,651	7,907	29,744
Net unrealized losses on investments	(6,761,082)	(1,419,827)	(5,341,255)
Adjustment to deferred acquisition costs	15,729	3,304	12,425
Total other comprehensive loss	$(6,745,353)	$(1,416,523)	$(5,328,830)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2022	2021
Realized gains on sales of securities (a)	$1,224,075	$37,651
Income tax expense (b)	257,056	7,907
Total reclassification adjustments	$967,019	$29,744

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
March 31, 2022
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

As of March 31, 2022, $1,007,684 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of March 31, 2022, $836,067 of that escrow amount is available to the Company as additional collateral on $4,553,106 of advances to the loan originator. The remaining March 31, 2022 escrow amount of $171,617 is available to the Company as additional collateral on its investment of $34,323,315 in residential mortgage loans on real estate. In addition, the Company has an additional $790,219 allowance for possible loan losses in the remaining $157,253,563 of investments in mortgage loans on real estate as of March 31, 2022.

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

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2022 and 2021 are summarized as follows (excluding $34,323,315 and $68,522,660 of mortgage loans on real estate as of March 31, 2022 and 2021, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	53,067	(23,830)	30,633	(6,884)	83,700	(30,714)
Allowance, ending	$728,229	$462,774	$61,990	$48,406	$790,219	$511,180

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$728,229	$462,774	$61,990	$48,406	$790,219	$511,180

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$143,394,981	$92,131,184	$13,858,582	$9,632,752	$157,253,563	$101,763,936

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Over 70% to 80%	$56,921,262	$52,292,906	$1,536,171	$1,069,973	$58,457,433	$53,362,879
Over 60% to 70%	49,876,153	50,445,981	2,009,307	1,359,831	51,885,460	51,805,812
Over 50% to 60%	29,746,368	26,492,616	1,491,347	1,496,664	31,237,715	27,989,280
Over 40% to 50%	20,856,693	19,235,027	312,339	312,648	21,169,032	19,547,675
Over 30% to 40%	8,453,662	7,843,501	3,782,920	1,471,023	12,236,582	9,314,524
Over 20% to 30%	8,053,485	9,482,943	1,444,387	1,916,446	9,497,872	11,399,389
Over 10% to 20%	2,502,301	2,737,111	3,282,111	513,418	5,784,412	3,250,529
10% or less	1,308,372	837,963	-	-	1,308,372	837,963
Total	$177,718,296	$169,368,048	$13,858,582	$8,140,003	$191,576,878	$177,508,051

9. Line of Credit

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of March 31, 2022 and December 31, 2021.

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

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC. On March 1, 2022, the Missouri Department of Commerce and Insurance approved FTFC’s contribution and merger of RCLIC into FBLIC.

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2021.

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

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgate that an entity must apply specific loam refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases. The amendments in this guidance are effective for fiscal years beginning after December 15, 2022, including interim periods and should be applied prospectively. The adoption of his guidance should not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2022 and 2021

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Premiums	$8,228,782	$6,979,876	$1,248,906
Net investment income	6,448,995	6,148,842	300,153
Net realized investment gains	1,237,806	52,095	1,185,711
Service fees	57,540	97,987	(40,447)
Other income	58,497	13,774	44,723
Total revenues	16,031,620	13,292,574	2,739,046
Benefits and claims	10,789,536	9,219,254	1,570,282
Expenses	4,112,525	4,592,764	(480,239)
Total benefits, claims and expenses	14,902,061	13,812,018	1,090,043
Income (loss) before federal income tax expense (benefit)	1,129,559	(519,444)	1,649,003
Federal income tax expense (benefit)	217,024	(58,792)	275,816
Net income (loss)	$912,535	$(460,652)	$1,373,187
Net income (loss) per common share basic and duluted
Class A common stock	$0.0964	$(0.0527)	$0.1491
Class B common stock	$0.0819	$(0.0448)	$0.1267

Consolidated Condensed Financial Position as of March 31, 2022 and December 31, 2021

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 to 2021

Investment assets	$429,477,295	$434,120,334	$(4,643,039)
Assets held in trust under coinsurance agreement	101,327,251	106,210,246	(4,882,995)
Other assets	120,202,729	119,428,354	774,375
Total assets	$651,007,275	$659,758,934	$(8,751,659)

Policy liabilities	$474,931,540	$464,853,615	$10,077,925
Funds withheld under coinsurance agreement	101,508,074	106,586,633	(5,078,559)
Deferred federal income taxes	5,694,754	8,966,303	(3,271,549)
Other liabilities	8,061,627	10,957,832	(2,896,205)
Total liabilities	590,195,995	591,364,383	(1,168,388)
Shareholders' equity	60,811,280	68,394,551	(7,583,271)
Total liabilities and shareholders' equity	$651,007,275	$659,758,934	$(8,751,659)

Shareholders' equity per common share
Class A common stock	$6.4213	$7.8186	$(1.3973)
Class B common stock	$5.4581	$6.6458	$(1.1877)

Results of Operations – Three Months Ended March 31, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Premiums	$8,228,782	$6,979,876	$1,248,906
Net investment income	6,448,995	6,148,842	300,153
Net realized investment gains	1,237,806	52,095	1,185,711
Service fees	57,540	97,987	(40,447)
Other income	58,497	13,774	44,723
Total revenues	$16,031,620	$13,292,574	$2,739,046

The $2,739,046 increase in total revenues for the three months ended March 31, 2022 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$458,139	$305,591	$152,548
Ordinary life renewal	899,975	798,234	101,741
Final expense first year	1,236,375	1,425,313	(188,938)
Final expense renewal	5,634,293	4,450,738	1,183,555
Total premiums	$8,228,782	$6,979,876	$1,248,906

The $1,248,906 increase in premiums for the three months ended March 31, 2022 is primarily due to a $1,183,555 increase in final expense renewal premiums, $152,548 increase in ordinary life first year premiums and a $101,741 increase in ordinary life renewal premiums that exceeded a $188,938 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects tightening of underwriting guidelines.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$1,935,754	$1,695,894	$239,860
Preferred stock and equity securities	65,073	16,999	48,074
Other long-term investments	1,311,694	1,282,894	28,800
Mortgage loans	3,778,025	3,748,232	29,793
Policy loans	43,322	38,618	4,704
Short-term and other investments	21,272	9,295	11,977
Gross investment income	7,155,140	6,791,932	363,208
Investment expenses	(706,145)	(643,090)	63,055
Net investment income	$6,448,995	$6,148,842	$300,153

The $363,208 increase in gross investment income for the three months ended March 31, 2022 is primarily due to the increased investments in fixed maturity securities held during most of 2022 but sold during March 2022 to acquire higher yielding investments.

Net Realized Investment Gains (Losses)

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, investment real estate, equity securities and changes in fair value of equity securities. Our net realized investment gains for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$30,949,960	$2,419,079	$28,530,881
Amortized cost at sale date	29,725,885	2,381,428	27,344,457
Net realized gains	$1,224,075	$37,651	$1,186,424

Investment real estate:
Sales proceeds	$49,371	$-	$49,371
Cost at sale date	53,067	-	53,067
Net realized loss	$(3,696)	$-	$(3,696)

Equity securities at fair value:
Sales proceeds	$-	$88	$(88)
Cost at sale date	8,000	(1)	8,001
Net realized gains	$(8,000)	$89	$(8,089)

Equity securities, changes in fair value	$25,427	$14,355	$11,072

Net realized investment gains	$1,237,806	$52,095	$1,185,711

Service Fees

The $40,447 decrease in service fees for the three months ended March 31, 2022 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$3,214,973	$2,156,185	$1,058,788
Death benefits	4,006,240	3,523,718	482,522
Surrenders	315,390	348,906	(33,516)
Interest credited to policyholders	3,176,136	3,118,535	57,601
Dividend, endowment and supplementary life contract benefits	76,797	71,910	4,887
Total benefits and claims	10,789,536	9,219,254	1,570,282
Expenses
Policy acquisition costs deferred	(2,852,880)	(2,829,473)	(23,407)
Amortization of deferred policy acquisition costs	1,368,983	1,789,823	(420,840)
Amortization of value of insurance business acquired	72,209	75,169	(2,960)
Commissions	2,661,129	2,872,583	(211,454)
Other underwriting, insurance and acquisition expenses	2,863,084	2,684,662	178,422
Total expenses	4,112,525	4,592,764	(480,239)
Total benefits, claims and expenses	$14,902,061	$13,812,018	$1,090,043

The $1,090,043 increase in total benefits, claims and expenses for the three months ended March 31, 2022 is discussed below.

Benefits and Claims

The $1,570,282 increase in benefits and claims for the three months ended March 31, 2022 is primarily due to the following:

●	$1,058,788 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$482,522 increase in death benefits is primarily due to increased final expense death benefits.

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

For the three months ended March 31, 2022 and 2021, capitalized costs were $2,852,880 and $2,829,473, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2022 and 2021 were $1,368,983 and $1,789,823, respectively.

There was a $420,840 decrease in the 2022 amortization of deferred acquisition costs is primarily due to contacts and polices no longer insured having minimal deferred cost.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $72,209 and $75,169 for the three months ended March 31, 2022 and 2021, respectively.

Commissions

Our commissions for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Annuity	$59,469	$344,706	$(285,237)
Ordinary life first year	492,800	330,720	162,080
Ordinary life renewal	89,929	69,813	20,116
Final expense first year	1,474,665	1,701,441	(226,776)
Final expense renewal	544,266	425,903	118,363
Total commissions	$2,661,129	$2,872,583	$(211,454)

The $211,454 decrease in commissions for the three months ended March 31, 2022 is primarily due to a $285,237 decrease annuity commissions (corresponding to $5,436,865 of decrease annuity deposits retained) and a $226,776 decrease in final expense first year commissions (corresponding to $188,938 decreased final expense first year premiums) that exceed a $162,080 increase in ordinary life first year commissions (corresponding to $152,548 increased ordinary life first year premiums) and a $118,363 increase in final expense renewal commissions (corresponding to $1,183,555 increased final expense renewal premiums) .

Other Underwriting, Insurance and Acquisition Expenses

There was a $178,422 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2022 is due to increased legal cost.

Federal Income Taxes

FTFC filed its 2020 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2022, current federal income tax expense was $8,270. For the three months ended March 31, 2022 and 2021, deferred federal income tax expense (benefit) was $208,754 and ($58,792), respectively.

Net Income (Loss) Per Common Share Basic and Diluted

For the three months ended March 31, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the three months ended March 31, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2022, the net income allocated to the Class A shareholders of $904,254 is the total net income $912,535 less the net income allocated to the Class B shareholders $8,281. For the three months ended March 31, 2021, the net loss allocated to the Class A shareholders $456,127 is the total net loss $460,652 less the net loss allocated to the Class B shareholders $4,525.

The weighted average outstanding common shares basic for the three months ended March 31, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$9,948,321	$8,036,885	$1,911,436
Annuity operations	5,905,263	5,041,530	863,733
Corporate operations	178,036	214,159	(36,123)
Total	$16,031,620	$13,292,574	$2,739,046
Income before federal income taxes:
Life insurance operations	$(80,665)	$(623,469)	$542,804
Annuity operations	1,075,636	205,990	869,646
Corporate operations	134,588	(101,965)	236,553
Total	$1,129,559	$(519,444)	$1,649,003

The increases and decreases of revenues and profitability from our business segments for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,248,906	$-	$-	$1,248,906
Net investment income	341,936	(65,927)	24,144	300,153
Net realized investment gains (losses)	255,777	937,934	(8,000)	1,185,711
Service fees and other income	64,817	(8,274)	(52,267)	4,276
Total revenue	1,911,436	863,733	(36,123)	2,739,046

Benefits and claims
Increase in future policy benefits	1,058,788	-	-	1,058,788
Death benefits	482,522	-	-	482,522
Surrenders	(33,516)	-	-	(33,516)
Interest credited to policyholders	-	57,601	-	57,601
Dividend, endowment and supplementary life contract benefits	4,887	-	-	4,887
Total benefits and claims	1,512,681	57,601	-	1,570,282
Expenses
Policy acquisition costs deferred net of amortization	(484,722)	40,475	-	(444,247)
Amortization of value of insurance business acquired	(1,481)	(1,479)	-	(2,960)
Commissions	73,783	(285,237)	-	(211,454)
Other underwriting, insurance and acquisition expenses	268,371	182,727	(272,676)	178,422
Total expenses	(144,049)	(63,514)	(272,676)	(480,239)
Total benefits, claims and expenses	1,368,632	(5,913)	(272,676)	1,090,043
Income (loss) before federal income taxes (benefits)	$542,804	$869,646	$236,553	$1,649,003

Consolidated Financial Condition

Our invested assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $164,295,102 and $167,356,364 as of March 31, 2022 and December 31, 2021, respectively)	$164,435,990	$184,077,038	$(19,641,048)
Equity securities at fair value (cost: $290,450 and $285,558 as of March 31, 2022 and December 31, 2021, respectively)	378,537	348,218	30,319
Mortgage loans on real estate	191,576,878	177,508,051	14,068,827
Investment real estate	635,278	688,345	(53,067)
Policy loans	2,371,791	2,272,629	99,162
Short-term investments	4,853,512	3,296,838	1,556,674
Other long-term investments	65,225,309	65,929,215	(703,906)
Total investments	$429,477,295	$434,120,334	$(4,643,039)

The $19,641,048 and $5,275,168 decreases in fixed maturity available-for-sale securities for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$184,077,038	$170,647,836
Purchases	26,767,100	4,004,267
Unrealized depreciation	(16,579,786)	(6,761,082)
Net realized investment gains	1,224,075	37,651
Sales proceeds	(30,399,960)	(2,019,079)
Maturities	(550,000)	(400,000)
Premium amortization	(102,477)	(136,925)
Decrease	(19,641,048)	(5,275,168)
Fixed maturity securities, available-for-sale, ending	$164,435,990	$165,372,668

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income”. The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred securities and certificate of deposit.

The $30,319 and $10,301 increases in equity securities for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Equity securities, beginning	$348,218	$203,003
Purchases	43,414	14,640
Joint venture distributions	(30,522)	(18,695)
Net realized investment gains (losses)	(8,000)	89
Sales proceeds	-	(88)
Net realized investment gains, changes in fair value	25,427	14,355
Increase	30,319	10,301
Equity securities, ending	$378,537	$213,304

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $14,068,827 increase and $4,622,466 decrease in mortgage loans on real estate for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Mortgage loans on real estate, beginning	$177,508,051	$174,909,062
Purchases	32,447,546	14,954,163
Discount accretion (premium amortization)	(3,476)	167,480
Payments	(18,291,543)	(19,311,674)
Foreclosed - transferred to real estate	-	(458,587)
(Increase) decrease in allowance for bad debts	(83,700)	30,714
Amortization of loan origination fees	-	(4,562)
Increase (decrease)	14,068,827	(4,622,466)
Mortgage loans on real estate, ending	$191,576,878	$170,286,596

The $53,067 decrease and $458,587 increase in investment real estate for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Investment real estate, beginning	$688,345	$757,936
Real estate acquired through
Mortgage loan foreclosure	-	458,587
Sales proceeds	(49,371)	-
Net realized investment losses	(3,696)	-
Increase (decrease)	(53,067)	458,587
Investment real estate, ending	$635,278	$1,216,523

The $703,906 and $1,130,460 decreases in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Other long-term investments, beginning	$65,929,215	$71,025,133
Purchases	2,671,200	882,027
Accretion of discount	1,311,709	1,283,147
Payments	(4,686,815)	(3,295,634)
Decrease	(703,906)	(1,130,460)
Other long-term investments, ending	$65,225,309	$69,894,673

Our assets other than invested assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021

Cash and cash equivalents	$31,368,344	$42,528,046	$(11,159,702)
Accrued investment income	4,798,164	4,879,290	(81,126)
Recoverable from reinsurers	11,718,681	1,046,381	10,672,300
Assets held in trust under coinsurance agreement	101,327,251	106,210,246	(4,882,995)
Agents' balances and due premiums	1,515,227	1,713,050	(197,823)
Deferred policy acquisition costs	51,208,133	49,717,323	1,490,810
Value of insurance business acquired	4,246,290	4,318,499	(72,209)
Other assets	15,347,890	15,225,765	122,125
Assets other than investment assets	$221,529,980	$225,638,600	$(4,108,620)

The $11,159,702 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $10,672,300 increase in recoverable from reinsurers is primarily due to the acquisition of Royalty Capital Life Insurance Company.

The $4,882,995 decrease in assets held in trust under the coinsurance agreement is due to a decrease in assets held under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a fund withheld basis. The decrease is primarily related to a decrease in the fair value of available-for-sale fixed maturity securities.

The $1,490,810 and $1,055,379 increases in deferred policy acquisition costs for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
Balance, beginning of year	$49,717,323	$44,513,669
Capitalization of commissions, sales and issue expenses	2,852,880	2,829,473
Amortization	(1,368,983)	(1,789,823)
Deferred acquisition costs allocated to investments	6,913	15,729
Increase	1,490,810	1,055,379
Balance, end of year	$51,208,133	$45,569,048

Our other assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021
Federal and state income taxes recoverable	$7,130,190	$7,104,791	$25,399
Advances to mortgage loan originator	4,553,106	4,382,896	170,210
Advances to private equity company	3,000,000	3,000,000	-
Lease asset - right to use	541,357	565,964	(24,607)
Other receivables, prepaid assets and deposits	83,414	81,571	1,843
Guaranty funds	39,823	49,256	(9,433)
Notes receivable	-	41,287	(41,287)
Total other assets	$15,347,890	$15,225,765	$122,125

There was a $170,210 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021

Policy liabilities
Policyholders' account balances	$371,324,479	$373,647,869	$(2,323,390)
Future policy benefits	100,009,920	88,735,716	11,274,204
Policy claims	3,417,916	2,381,183	1,036,733
Other policy liabilities	179,225	88,847	90,378
Total policy liabilities	474,931,540	464,853,615	10,077,925
Funds withheld under coinsurance agreement	101,508,074	106,586,633	(5,078,559)
Deferred federal income taxes	5,694,754	8,966,303	(3,271,549)
Other liabilities	8,061,627	10,957,832	(2,896,205)
Total liabilities	$590,195,995	$591,364,383	$(1,168,388)

The $2,323,390 decrease and $7,963,624 increase in policyholders’ account balances for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2022	2021
	Amount	Amount
Policyholders' account balances, beginning	$373,647,869	$362,519,753
Deposits	5,912,187	11,445,347
Withdrawals	(15,909,047)	(8,013,057)
Change in funds withheld under coinsurance agreement	1,477,724	1,412,799
Acquisition of Royalty Capital Life Insurance Company	3,019,610	-
Interest credited	3,176,136	3,118,535
Increase (decrease)	(2,323,390)	7,963,624
Policyholders' account balances, ending	$371,324,479	$370,483,377

The $11,274,204 increase in future policy benefits during the three months ended March 31, 2022 is primarily related to the acquisition of Royalty Capital Life Insurance Company of $8,102,093, the production of new life insurance policies and the aging of existing policies an additional year.

The $3,271,549 decrease in deferred federal income taxes during the three months ended March 31, 2022 was due to $3,480,303 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale that exceeded $208,754 of operating deferred federal tax.

The $5,078,559 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under the coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021
Mortgage loans suspense	$3,612,586	$7,533,274	$(3,920,688)
Payable for securities purchased	2,619,981	1,465,173	1,154,808
Accrued expenses payable	600,399	728,000	(127,601)
Lease liability	541,357	565,964	(24,607)
Suspense accounts payable	329,284	435,471	(106,187)
Unclaimed funds	272,825	159,627	113,198
Accounts payable	108,951	61,307	47,644
Unearned investment income	96,474	91,206	5,268
Deferred revenue	60,500	63,250	(2,750)
Guaranty fund assessments	21,000	21,000	-
Other payables, withholdings and escrows	(201,730)	(166,440)	(35,290)
Total other liabilities	$8,061,627	$10,957,832	$(2,896,205)

The reduction in mortgage loan suspense of $3,920,688 is primarily due to timing of principal loan payments on mortgage loans.

As of March 31, 2022, the Company had $2,619,981 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $1,465,173 of security purchases overlapping financial reporting periods as of December 31, 2021.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2022, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2022, we had cash and cash equivalents totaling $31,368,344. As of March 31, 2022, cash and cash equivalents of $6,966,723 and $19,695,529, respectively, totaling $26,662,252 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is capacity for TLIC to pay a dividend up to $1,430,596 in 2022 without prior approval. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. FBLIC has paid no dividends to TLIC in 2022 and 2021. Dividends paid by FBLIC would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $13,938,494 and $40,431,952 as of March 31, 2022 and December 31, 2021, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 4.5%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of March 31, 2022 and December 31, 2021.

Our cash flows for the three months ended March 31, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Net cash provided by (used in) operating activities	$2,077,650	$(3,340,643)	$5,418,293
Net cash provided by (used in) investing activities	(3,240,492)	5,162,811	(8,403,303)
Net cash provided by (used in) financing activities	(9,996,860)	3,432,290	(13,429,150)
Increase (decrease) in cash and cash equivalents	(11,159,702)	5,254,458	(16,414,160)
Cash and cash equivalents, beginning of period	42,528,046	40,230,095	2,297,951
Cash and cash equivalents, end of period	$31,368,344	$45,484,553	$(14,116,209)

The $2,077,650 of cash provided by operating activities and 3,340,643 of cash used in operating activities for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2022	2021	2022 less 2021
Premiums collected	$8,392,587	$7,089,101	$1,303,486
Net investment income collected	5,329,641	4,998,801	330,840
Service fees and other income collected	116,037	111,761	4,276
Death benefits paid	(3,058,446)	(3,679,692)	621,246
Surrenders paid	(315,390)	(348,909)	33,519
Dividends and endowments paid	(76,424)	(72,816)	(3,608)
Commissions paid	(2,511,921)	(2,861,834)	349,913
Other underwriting, insurance and acquisition expenses paid	(2,753,083)	(2,952,680)	199,597
Taxes paid	(33,670)	(912,318)	878,648
Decreased assets held in trust under coinsurance agreement	1,282,160	814,210	467,950
Decreased mortgage loan suspense	(3,905,417)	(2,046,144)	(1,859,273)
Increased mortgage loan receivable	-	(2,460,170)	2,460,170
(Increased) decreased advances to mortgage loan originator	(170,210)	997,326	(1,167,536)
Decreased deposits of pending policy applications	(106,186)	(2,007,725)	1,901,539
Decreased short-term investments	29,993	3,957	26,036
(Increased) decreased policy loans	(99,162)	27,128	(126,290)
Other	(42,859)	(40,639)	(2,220)
Cash provided by (used in) operating activities	$2,077,650	$(3,340,643)	$5,418,293

Please see the statements of cash flows for the three months ended March 31, 2022 and 2021 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2022	December 31, 2021	2022 less 2021

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of March 31, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of March 31, 2022 and December 31, 2021, respectively)	$96,319	$89,093	$7,226
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2022 and December 31, 2021)	1,011	1,011	-
Additional paid-in capital	43,668,023	39,078,485	4,589,538
Treasury stock, at cost (247,580 shares as of March 31, 2022 and December 31, 2021)	(893,947)	(893,947)	-
Accumulated other comprehensive income	111,257	13,203,827	(13,092,570)
Accumulated earnings	17,828,617	16,916,082	912,535
Total shareholders' equity	$60,811,280	$68,394,551	$(7,583,271)

The decrease in shareholders’ equity of $7,583,271 for the three months ended March 31, 2022 is due to $13,092,570 in other comprehensive loss that exceeded an increase in additional paid-in capital of $4,589,538 (acquisition of Royalty Capital Life Insurance Company) and $912,535 in net income.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2022 or 2021. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation on available-for-sale securities of $140,888 and $16,720,674 as of March 31, 2022 and December 31, 2021, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $15,355,711 in unrealized losses arising for the three months ended March 31, 2022 has been impacted by 2022 net realized investment gains of $1,224,075 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $16,579,786.

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

As of March 31, 2022, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 11.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2022 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 13, 2022	By	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 13, 2022	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer