Form 10-Q
period 2022-06-30
First Trinity Financial CORP
filed 2022-08-11
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2022

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2022, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2022 (Unaudited) and December 31, 2021	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4. Controls and Procedures	59

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	61

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $160,839,145 and $167,356,364 as of June 30, 2022 and December 31, 2021, respectively)	$148,558,629	$184,077,038
Equity securities at fair value (cost: $292,271 and $285,558 as of June 30, 2022 and December 31, 2021, respectively)	317,652	348,218
Mortgage loans on real estate	195,610,149	177,508,051
Investment real estate	635,278	688,345
Policy loans	2,502,435	2,272,629
Short-term investments	3,372,157	3,296,838
Other long-term investments	64,033,072	65,929,215
Total investments	415,029,372	434,120,334
Cash and cash equivalents	18,259,194	42,528,046
Accrued investment income	5,009,611	4,879,290
Recoverable from reinsurers	11,370,084	1,046,381
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $64,081,106 and $65,269,544 as of June 30, 2022 and December 31, 2021, respectively)	58,331,210	68,747,533
Mortgage loans on real estate	34,017,015	33,049,329
Cash and cash equivalents	3,415,979	4,413,384
Total assets held in trust under coinsurance agreement	95,764,204	106,210,246
Agents' balances and due premiums	1,458,283	1,713,050
Deferred policy acquisition costs	52,535,167	49,717,323
Value of insurance business acquired	4,179,535	4,318,499
Other assets	30,246,639	15,225,765
Total assets	$633,852,089	$659,758,934
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$371,331,371	$373,647,869
Future policy benefits	102,949,380	88,735,716
Policy claims	2,435,827	2,381,183
Other policy liabilities	185,993	88,847
Total policy liabilities	476,902,571	464,853,615
Funds withheld under coinsurance agreement	96,409,968	106,586,633
Deferred federal income taxes	3,408,861	8,966,303
Other liabilities	4,671,298	10,957,832
Total liabilities	581,392,698	591,364,383

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of June 30, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of June 30, 2022 and December 31, 2021, respectively)	96,319	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2022 and December 31, 2021)	1,011	1,011
Additional paid-in capital	43,668,023	39,078,485
Treasury stock, at cost (247,580 shares as of June 30, 2022 and December 31, 2021)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(9,698,847)	13,203,827
Accumulated earnings	19,286,832	16,916,082
Total shareholders' equity	52,459,391	68,394,551
Total liabilities and shareholders' equity	$633,852,089	$659,758,934

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$8,914,138	$7,879,433	$17,142,920	$14,859,309
Net investment income	6,439,117	6,072,502	12,888,112	12,221,344
Net realized investment gains (losses)	(148,714)	118,268	1,089,092	170,363
Service fees	329,855	81,601	387,395	179,588
Other income	5,775	45,567	64,272	59,341
Total revenues	15,540,171	14,197,371	31,571,791	27,489,945
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,961,862	3,045,748	6,176,835	5,201,933
Death benefits	2,885,203	2,269,494	6,891,443	5,793,212
Surrenders	438,425	372,659	753,815	721,565
Interest credited to policyholders	3,230,421	3,088,957	6,406,557	6,207,492
Dividend, endowment and supplementary life contract benefits	80,052	71,156	156,849	143,066
Total benefits and claims	9,595,963	8,848,014	20,385,499	18,067,268
Policy acquisition costs deferred	(3,408,839)	(3,353,999)	(6,261,719)	(6,183,472)
Amortization of deferred policy acquisition costs	2,085,355	1,733,139	3,454,338	3,522,962
Amortization of value of insurance business acquired	66,755	68,151	138,964	143,320
Commissions	3,074,504	3,138,640	5,735,633	6,011,223
Other underwriting, insurance and acquisition expenses	2,352,415	2,176,280	5,215,499	4,860,942
Total expenses	4,170,190	3,762,211	8,282,715	8,354,975
Total benefits, claims and expenses	13,766,153	12,610,225	28,668,214	26,422,243
Income before total federal income tax expense	1,774,018	1,587,146	2,903,577	1,067,702
Current federal income tax expense (benefit)	(6,054)	1,510	2,216	1,510
Deferred federal income tax expense	321,857	364,593	530,611	305,801
Total federal income tax expense	315,803	366,103	532,827	307,311
Net income	$1,458,215	$1,221,043	$2,370,750	$760,391
Net income per common share basic and diluted
Class A common stock	$0.1540	$0.1396	$0.2503	$0.0869
Class B common stock	$0.1309	$0.1186	$0.2128	$0.0739

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,458,215	$1,221,043	$2,370,750	$760,391
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(12,507,412)	4,754,493	(27,863,123)	(1,968,938)
Less net realized investment gains (losses) having no credit losses	(86,008)	66,014	1,138,067	103,665
Net unrealized investment gains (losses)	(12,421,404)	4,688,479	(29,001,190)	(2,072,603)
Less adjustment to deferred acquisition costs	(3,550)	(7,328)	(10,463)	(23,057)
Other comprehensive income (loss) before federal income tax expense (benefit)	(12,417,854)	4,695,807	(28,990,727)	(2,049,546)
Federal income tax expense (benefit)	(2,607,750)	986,119	(6,088,053)	(430,404)
Total other comprehensive income (loss)	(9,810,104)	3,709,688	(22,902,674)	(1,619,142)
Total comprehensive income (loss)	$(8,351,889)	$4,930,731	$(20,531,924)	$(858,751)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended June 30, 2021
Balance as of April 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$12,190,028	$13,598,060	$64,062,730
Comprehensive income (loss):
Net income	-	-	-	-	-	1,221,043	1,221,043
Other comprehensive income	-	-	-	-	3,709,688	-	3,709,688
Balance as of June 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461

Six months ended June 30, 2021
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income (loss):
Net income	-	-	-	-	-	760,391	760,391
Other comprehensive loss	-	-	-	-	(1,619,142)	-	(1,619,142)
Balance as of June 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461

Three months ended June 30, 2022
Balance as of April 1, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$111,257	$17,828,617	$60,811,280
Comprehensive income (loss):
Net income	-	-	-	-	-	1,458,215	1,458,215
Other comprehensive loss	-	-	-	-	(9,810,104)	-	(9,810,104)
Balance as of June 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391

Six months ended June 30, 2022
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	2,370,750	2,370,750
Other comprehensive loss	-	-	-	-	(22,902,674)	-	(22,902,674)
Acquisition of Royalty Captial Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of June 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$2,370,750	$760,391
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(2,400,489)	(2,448,867)
Net realized investment gains	(1,089,092)	(170,363)
Amortization of policy acquisition cost	3,454,338	3,522,962
Policy acquisition cost deferred	(6,261,719)	(6,183,472)
Amortization of loan origination fees	-	43,585
Amortization of value of insurance business acquired	138,964	143,320
Allowance for mortgage loan losses	127,708	(97,966)
Provision for deferred federal income tax expense	530,611	305,801
Interest credited to policyholders	6,406,557	6,207,492
Change in assets and liabilities:
Accrued investment income	(130,313)	265,180
Recoverable from reinsurers	311,050	145,297
Assets held in trust under coinsurance agreement	3,455,715	2,043,041
Agents' balances and due premiums	279,954	204,187
Other assets (excludes change in receivable of securities sold of ($12,358,726) in 2022)	(2,656,148)	328,852
Future policy benefits	6,111,571	5,132,743
Policy claims	3,252	(339,359)
Other policy liabilities	97,146	(31,446)
Other liabilities (excludes change in payable for securities purchased of ($1,318,340) and $1,171,985 in 2022 and 2021, respectively)	(4,976,699)	(3,430,572)
Net cash provided by operating activities	5,773,156	6,400,806

Investing activities
Purchases of fixed maturity securities	(33,600,214)	(9,908,222)
Maturities of fixed maturity securities	952,000	700,000
Sales of fixed maturity securities	40,114,357	3,268,218
Purchases of equity securities	(112,517)	(145,168)
Sales of equity securities	-	89
Acquisition of Royalty Capital Life Insurance Company	3,525,749	-
Joint venture distributions	97,804	50,054
Purchases of mortgage loans	(71,372,265)	(48,117,912)
Payments on mortgage loans	53,208,585	53,161,263
Purchases of other long-term investments	(4,306,740)	(882,027)
Payments on other long-term investments	8,726,389	6,224,896
Sale of real estate	49,371	75,940
Net change in policy loans	(229,806)	(26,241)
Net change in short-term investments	1,511,348	457,947
Net change in receivable and payable for securities sold and purchased	(13,677,066)	1,171,985
Net cash provided by (used in) investing activities	(15,113,005)	6,030,822

Financing activities
Policyholders' account deposits	18,546,018	19,382,246
Policyholders' account withdrawals	(33,475,021)	(16,844,732)
Net cash provided by (used in) financing activities	(14,929,003)	2,537,514

Increase (decrease) in cash and cash equivalents	(24,268,852)	14,969,142
Cash and cash equivalents, beginning of period	42,528,046	40,230,095
Cash and cash equivalents, end of period	$18,259,194	$55,199,237

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Unaudited

Six Months Ended
June 30, 2021
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

June 30, 2022
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

June 30, 2022

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

The Company owns 100% of TMC that was incorporated in 2006 and began operations in January 2007. TMC’s primary focus changed during 2020 from premium financing loans to originating, brokering and administrating residential and commercial mortgage loans for third parties.

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

June 30, 2022

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

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2021.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2022 through the date that these financial statements have been issued.

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

June 30, 2022

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2022 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$449,041	$72	$7,474	$441,639
States and political subdivisions	8,773,533	50,269	220,388	8,603,414
Commercial mortgage-backed securities	10,593,369	-	1,499,361	9,094,008
Residential mortgage-backed securities	10,205	9,251	-	19,456
Corporate bonds	101,056,029	174,422	7,190,822	94,039,629
Asset-backed securities	9,145,218	-	955,521	8,189,697
Exchange traded securities	608,903	-	128,903	480,000
Foreign bonds	28,752,847	17,465	2,428,434	26,341,878
Redeemable preferred securities	1,250,000	-	102,000	1,148,000
Certificate of deposits	200,000	908	-	200,908
Total fixed maturity securities	$160,839,145	$252,387	$12,532,903	$148,558,629

Fixed maturity securities held in trust under coinsurance agreement	$64,081,106	$30,835	$5,780,731	$58,331,210

	December 31, 2021
Fixed maturity securities
U.S. government and U.S. government agencies	$428,153	$812	$1,952	$427,013
States and political subdivisions	8,463,941	689,564	24,553	9,128,952
Commercial mortgage-backed securities	3,458,408	252	34,265	3,424,395
Residential mortgage-backed securities	11,081	13,195	-	24,276
Corporate bonds	116,230,579	12,731,684	100,882	128,861,381
Asset-backed securities	5,278,819	57,290	17,806	5,318,303
Exchange traded securities	549,334	-	32,734	516,600
Foreign bonds	31,286,049	3,493,469	46,192	34,733,326
Redeemable preferred securities	1,250,000	-	17,600	1,232,400
Certificate of deposits	400,000	10,392	-	410,392
Total fixed maturity securities	$167,356,364	$16,996,658	$275,984	$184,077,038

Fixed maturity securities held in trust under coinsurance agreement	$65,269,544	$3,593,466	$115,477	$68,747,533

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2022 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$198,754	$2,743	1
States and political subdivisions	3,411,491	168,744	18
Commercial mortgage-backed securities	9,094,007	1,499,361	24
Corporate bonds	81,118,080	7,188,588	243
Asset-backed securities	7,884,207	918,752	19
Exchange traded securities	480,000	128,903	2
Foreign bonds	22,486,537	2,288,065	61
Redeemable preferred securities	398,000	102,000	2
Total less than 12 months in an unrealized loss position	125,071,076	12,297,156	370
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	95,476	4,731	1
States and political subdivisions	486,475	51,644	1
Corporate bonds	198,000	2,234	1
Asset-backed securities	305,489	36,769	1
Foreign bonds	419,000	140,369	1
Total more than 12 months in an unrealized loss position	1,504,440	235,747	5
Total fixed maturity securities in an unrealized loss position	$126,575,516	$12,532,903	375

Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$53,445,433	$5,780,731	221
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$53,445,433	$5,780,731	221

	December 31, 2021
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$301,195	$1,952	2
States and political subdivisions	337,421	1,724	2
Commercial mortgage-backed securities	3,323,141	34,265	7
Corporate bonds	10,991,840	100,882	30
Asset-backed securities	3,475,854	9,544	8
Exchange traded securities	516,600	32,734	2
Redeemable preferred securities	482,400	17,600	2
Foreign bonds	2,408,472	46,192	6
Total less than 12 months in an unrealized loss position	21,836,923	244,893	59
More than 12 months in an unrealized loss position
States and political subdivisions	626,754	22,829	1
Asset-backed securities	345,299	8,262	1
Total more than 12 months in an unrealized loss position	972,053	31,091	2
Total fixed maturity securities in an unrealized loss position	$22,808,976	$275,984	61

Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$8,000,895	$115,477	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$8,000,895	$115,477	21

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

As of June 30, 2022, the Company held 375 available-for-sale fixed maturity securities with an unrealized loss of $12,532,903, fair value of $126,575,516 and amortized cost of $139,108,419. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2022. The ratio of the fair value to the amortized cost of these 375 securities is 91%.

As of December 31, 2021, the Company held 61 available-for-sale fixed maturity securities with an unrealized loss of $275,984, fair value of $22,808,976 and amortized cost of $23,084,960. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2021. The ratio of the fair value to the amortized cost of these 61 securities is 99%.

The Company’s decision to record an impairment loss is primarily based on whether the security’s fair value is likely to remain significantly below its book value based on all the factors considered. Factors that are considered include the length of time the security’s fair value has been below its carrying amount, the severity of the decline in value, the credit worthiness of the issuer, and the coupon and/or dividend payment history of the issuer. The Company also assesses whether it intends to sell or whether it is more likely than not that it may be required to sell the security prior to its recovery in value.

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

There were no other-than-temporary impairments during the six months ended June 30, 2022 and 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of June 30, 2022 and December 31, 2021, are summarized as follows:

	(Unaudited)
	June 30, 2022	December 31, 2021
Unrealized appreciation (depreciation) on available-for-sale securities	$(12,280,516)	$16,720,674
Adjustment to deferred acquisition costs	3,494	(6,969)
Deferred income taxes	2,578,175	(3,509,878)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(9,698,847)	$13,203,827

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(5,749,896)	$3,477,989

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $64,033,072 and $65,929,215 as of June 30, 2022 and December 31, 2021, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2022, by contractual maturity, are summarized as follows:

	June 30, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,118,459	$2,118,731	$12,421,111	$12,615,589
Due after one year through five years	25,926,987	25,292,908	33,443,202	36,254,679
Due after five years through ten years	32,061,087	30,388,130	12,842,074	15,400,937
Due after ten years	88,879,038	80,497,396	5,326,685	7,930,980
Due at multiple maturity dates	11,853,574	10,261,464	-	-

	$160,839,145	$148,558,629	$64,033,072	$72,202,185

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of June 30, 2022, by contractual maturity, are summarized as follows:

	June 30, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due after one year through five years	$29,813,746	$29,066,482
Due after five years through ten years	9,799,070	9,079,740
Due after ten years	21,617,973	17,657,027
Due at multiple maturity dates	2,850,317	2,527,961

	$64,081,106	$58,331,210

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2022	2021	2022	2021	2022	2021	2022	2021
Proceeds	$10,116,397	$1,549,139	$-	$1	$-	$75,940	$-	$53,161,263
Gross realized gains	16,111	66,349	-	-	-	6,349	-	38,670
Gross realized losses	(102,119)	(335)	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2022	2021	2022	2021	2022	2021	2022	2021
Proceeds	$41,066,357	$3,968,218	$-	$89	$49,371	$75,940	$-	$53,161,263
Gross realized gains	1,241,025	130,499	-	89	-	6,349	-	38,670
Gross realized losses	(102,958)	(26,834)	(8,000)	-	(3,696)	-	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale securities for the three and six months ended June 30, 2022 and 2021 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(12,421,404)	$4,688,479	$(29,001,190)	$(2,072,603)
Fixed maturity securities held in trust under coinsurance agreement	(4,551,514)	675,015	(9,227,885)	(3,356,283)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(86,008)	66,014	1,138,067	103,665
Equity securities, sale of securities	-	-	(8,000)	89
Equity securities, changes in fair value	(62,706)	7,235	(37,279)	21,590
Investment real estate	-	6,349	(3,696)	6,349
Mortgage loans on real estate	-	38,670	-	38,670

Major categories of net investment income for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Fixed maturity securities	$1,734,933	$1,727,496	$3,670,687	$3,423,390
Equity securities	48,026	26,405	113,099	43,404
Other long-term investments	1,211,486	1,222,180	2,523,180	2,505,074
Mortgage loans	4,103,208	3,478,075	7,881,233	7,226,307
Policy loans	48,755	38,957	92,077	77,575
Short-term and other investments	25,434	35,078	46,706	44,373
Gross investment income	7,171,842	6,528,191	14,326,982	13,320,123
Investment expenses	(732,725)	(455,689)	(1,438,870)	(1,098,779)
Net investment income	$6,439,117	$6,072,502	$12,888,112	$12,221,344

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2022 and December 31, 2021, these required deposits, included in investment assets, had amortized costs that totaled $4,701,483 and $4,673,271, respectively. As of June 30, 2022 and December 31, 2021, these required deposits had fair values that totaled $4,693,076 and $4,715,350, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)
	June 30, 2022	December 31, 2021
Residential mortgage loans	$182,176,805	$169,368,048

Commercial mortgage loans by property type
Agricultural	998,681	-
Apartment	1,909,097	175,121
Industrial	1,149,821	1,170,544
Lodging	274,498	280,836
Office building	5,276,640	2,285,403
Retail	3,824,607	4,228,099

Total commercial mortgage loans by property type	13,433,344	8,140,003

Total mortgage loans	$195,610,149	$177,508,051

Mortgage loans held in trust under coinsurance agreement
Residential mortgage loans	$3,583,208	$3,803,847
Commercial mortgage loans	30,914,596	30,013,132
Less unearned interest on mortgage loans	480,789	767,650

Total mortgage loans held in trust under coinsurance agreement	$34,017,015	$33,049,329

There were 8 mortgage loans with a remaining principal balance of $2,222,863 that were more than 90 days past due as of June 30, 2022. There were 10 mortgage loans with a remaining principal balance of $1,717,496 that were more than 90 days past due as of December 31, 2021.

There were four mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,841,176 as of June 30, 2022. There was one mortgage loan in default and in the foreclosure process with a remaining principal balance of $484,400 as of December 31, 2021.

The Company’s investment real estate as of June 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	June 30, 2022	December 31, 2021
Land - held for investment	$540,436	$540,436

Residential real estate - held for sale	94,842	147,909
Total investment in real estate	$635,278	$688,345

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

2. Investments (continued)

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2022 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$441,639	$-	$441,639
States and political subdivisions	-	8,603,414	-	8,603,414
Commercial mortgage-backed securities	-	9,094,008	-	9,094,008
Residential mortgage-backed securities	-	19,456	-	19,456
Corporate bonds	-	94,039,629	-	94,039,629
Asset-backed securities	-	8,189,697	-	8,189,697
Exchange traded securities	-	480,000	-	480,000
Foreign bonds	-	26,341,878	-	26,341,878
Redeemable preferred securities	-	1,148,000	-	1,148,000
Certificate of deposit	-	200,908	-	200,908
Total fixed maturity securities	$-	$148,558,629	$-	$148,558,629
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$58,331,210	$-	$58,331,210

Equity securities
Mutual funds	$-	$48,309	$-	$48,309
Corporate common stock	199,207	-	70,136	269,343
Total equity securities	$199,207	$48,309	$70,136	$317,652

	December 31, 2021
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$427,013	$-	$427,013
States and political subdivisions	-	9,128,952	-	9,128,952
Commercial mortgage-backed securities	-	3,424,395	-	3,424,395
Residential mortgage-backed securities	-	24,276	-	24,276
Corporate bonds	-	128,861,381	-	128,861,381
Asset-backed securities	-	5,318,303	-	5,318,303
Exchange traded securities	-	516,600	-	516,600
Foreign bonds	-	34,733,326	-	34,733,326
Redeemable preferred securities	-	1,232,400	-	1,232,400
Certificate of deposit	-	410,392	-	410,392
Total fixed maturity securities	$-	$184,077,038	$-	$184,077,038
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$68,747,533	$-	$68,747,533

Equity securities
Mutual funds	$-	$76,816	$-	$76,816
Corporate common stock	207,979	-	63,423	271,402
Total equity securities	$207,979	$76,816	$63,423	$348,218

As of June 30, 2022 and December 31, 2021, Level 3 financial instruments consisted of a private placement common stocks that have no active trading and a joint venture investment with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

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

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	June 30, 2022	December 31, 2021

Beginning balance	$63,423	$67,132
Joint venture net income	112,517	75,195
Joint venture distribution	(97,804)	(78,904)
Net realized investment losses	(8,000)	-
Ending balance	$70,136	$63,423

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2022 and December 31, 2021, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2022 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$13,433,344	$13,809,167	$-	$-	$13,809,167
Residential	182,176,805	188,445,986	-	-	188,445,986
Policy loans	2,502,435	2,502,435	-	-	2,502,435
Short-term investments	3,372,157	3,372,157	3,372,157	-	-
Other long-term investments	64,033,072	72,202,185	-	-	72,202,185
Cash and cash equivalents	18,259,194	18,259,194	18,259,194	-	-
Accrued investment income	5,009,611	5,009,611	-	-	5,009,611
Total financial assets	$288,786,618	$303,600,735	$21,631,351	$-	$281,969,384
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,914,596	$30,914,596	$-	$-	$30,914,596
Residential	3,583,208	3,583,208	-	-	3,583,208
Less unearned interest on mortgage loans	480,789	480,789	-	-	480,789
Cash and cash equivalents	3,415,979	3,415,979	3,415,979	-	-
Total financial assets held in trust under coinsurance agreement	$37,432,994	$37,432,994	$3,415,979	$-	$34,017,015
Financial liabilities
Policyholders' account balances	$371,331,371	$335,370,155	$-	$-	$335,370,155
Policy claims	2,435,827	2,435,827	-	-	2,435,827
Total financial liabilities	$373,767,198	$337,805,982	$-	$-	$337,805,982

	December 31, 2021
Financial assets
Mortgage loans on real estate
Commercial	$8,140,003	$8,917,023	$-	$-	$8,917,023
Residential	169,368,048	187,336,689	-	-	187,336,689
Policy loans	2,272,629	2,272,629	-	-	2,272,629
Short-term investments	3,296,838	3,296,838	3,296,838	-	-
Other long-term investments	65,929,215	80,667,966	-	-	80,667,966
Cash and cash equivalents	42,528,046	42,528,046	42,528,046	-	-
Accrued investment income	4,879,290	4,879,290	-	-	4,879,290
Total financial assets	$296,414,069	$329,898,481	$45,824,884	$-	$284,073,597
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,013,132	$30,013,132	$-	$-	$30,013,132
Residential	3,803,847	3,803,847	-	-	3,803,847
Less unearned interest on mortgage loans	767,650	767,650	-	-	767,650
Cash and cash equivalents	4,413,384	4,413,384	4,413,384	-	-
Total financial assets held in trust under coinsurance agreement	$37,462,713	$37,462,713	$4,413,384	$-	$33,049,329
Financial liabilities
Policyholders' account balances	$373,647,869	$373,412,607	$-	$-	$373,412,607
Policy claims	2,381,183	2,381,183	-	-	2,381,183
Total financial liabilities	$376,029,052	$375,793,790	$-	$-	$375,793,790

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate and LIBOR yield curve as of June 30, 2022 and December 31, 2021, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Revenues:
Life insurance operations	$10,320,605	$9,026,587	$20,268,926	$17,063,471
Annuity operations	4,747,836	4,982,940	10,653,099	10,024,471
Corporate operations	471,730	187,844	649,766	402,003

Total	$15,540,171	$14,197,371	$31,571,791	$27,489,945

Income (loss) before income taxes:
Life insurance operations	$1,312,518	$1,180,070	$1,231,853	$556,600
Annuity operations	(38,242)	382,594	1,037,394	588,584
Corporate operations	499,742	24,482	634,330	(77,482)

Total	$1,774,018	$1,587,146	$2,903,577	$1,067,702

Depreciation and amortization expense:
Life insurance operations	$1,859,752	$1,541,698	$3,107,914	$3,082,892
Annuity operations	292,358	298,615	485,388	626,975

Total	$2,152,110	$1,840,313	$3,593,302	$3,709,867

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets:
Life insurance operations	$142,581,888	$133,378,698
Annuity operations	484,741,891	521,742,643
Corporate operations	6,528,310	4,637,593
Total	$633,852,089	$659,758,934

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

June 30, 2022

(Unaudited)

6. Contingent Liabilities

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of June 30, 2022 and December 31, 2021.

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, 2022 and 2021 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of April 1, 2022	$111,288	$(31)	$111,257
Other comprehensive loss before reclassifications, net of tax	(9,880,855)	2,805	(9,878,050)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(67,946)	-	(67,946)
Other comprehensive loss	(9,812,909)	2,805	(9,810,104)
Balance as of June 30, 2022	$(9,701,621)	$2,774	$(9,698,847)

Balance as of April 1, 2021	$12,210,023	$(19,995)	$12,190,028
Other comprehensive income before reclassifications, net of tax	3,756,050	5,789	3,761,839
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	52,151	-	52,151
Other comprehensive income	3,703,899	5,789	3,709,688
Balance as of June 30, 2021	$15,913,922	$(14,206)	$15,899,716

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

	Six Months Ended June 30, 2022 and 2021 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(22,011,867)	8,266	(22,003,601)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	899,073	-	899,073
Other comprehensive loss	(22,910,940)	8,266	(22,902,674)
Balance as of June 30, 2022	$(9,701,621)	$2,774	$(9,698,847)

Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(1,555,462)	18,215	(1,537,247)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	81,895	-	81,895
Other comprehensive loss	(1,637,357)	18,215	(1,619,142)
Balance as of June 30, 2021	$15,913,922	$(14,206)	$15,899,716

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(12,507,412)	$(2,626,557)	$(9,880,855)
Reclassification adjustment for net losses included in operations having no credit losses	(86,008)	(18,062)	(67,946)
Net unrealized losses on investments	(12,421,404)	(2,608,495)	(9,812,909)
Adjustment to deferred acquisition costs	3,550	745	2,805
Total other comprehensive loss	$(12,417,854)	$(2,607,750)	$(9,810,104)

	Three Months Ended June 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,754,493	$998,443	$3,756,050
Reclassification adjustment for net gains included in operations having no credit losses	66,014	13,863	52,151
Net unrealized gains on investments	4,688,479	984,580	3,703,899
Adjustment to deferred acquisition costs	7,328	1,539	5,789
Total other comprehensive income	$4,695,807	$986,119	$3,709,688

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

	Six Months Ended June 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(27,863,123)	$(5,851,256)	$(22,011,867)
Reclassification adjustment for net gains included in operations having no credit losses	1,138,067	238,994	899,073
Net unrealized losses on investments	(29,001,190)	(6,090,250)	(22,910,940)
Adjustment to deferred acquisition costs	10,463	2,197	8,266
Total other comprehensive loss	$(28,990,727)	$(6,088,053)	$(22,902,674)

	Six Months Ended June 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,968,938)	$(413,476)	$(1,555,462)
Reclassification adjustment for net gains included in operations having no credit losses	103,665	21,770	81,895
Net unrealized losses on investments	(2,072,603)	(435,246)	(1,637,357)
Adjustment to deferred acquisition costs	23,057	4,842	18,215
Total other comprehensive loss	$(2,049,546)	$(430,404)	$(1,619,142)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2022	2021	2022	2021
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(86,008)	$66,014	$1,138,067	$103,665
Income tax expense (benefit) (b)	(18,062)	13,863	238,994	21,770
Total reclassification adjustments	$(67,946)	$52,151	$899,073	$81,895

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

June 30, 2022

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

As of June 30, 2022, $842,223 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2022, $694,228 of that escrow amount is available to the Company as additional collateral on $6,104,104 of advances to the loan originator. The remaining June 30, 2022 escrow amount of $147,995 is available to the Company as additional collateral on its investment of $29,599,012 in residential mortgage loans on real estate. In addition, the Company has an additional $834,227 allowance for possible loan losses in the remaining $166,011,137 of investments in mortgage loans on real estate as of June 30, 2022.

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

June 30, 2022

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2022 and 2021 are summarized as follows (excluding $29,599,012 and $81,368,440 of mortgage loans on real estate as of June 30, 2022 and 2021, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$728,229	$462,774	$61,990	$48,406	$790,219	$511,180
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	43,619	(68,056)	389	804	44,008	(67,252)
Allowance, ending	$771,848	$394,718	$62,379	$49,210	$834,227	$443,928
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$771,848	$394,718	$62,379	$49,210	$834,227	$443,928
Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$152,577,793	$78,548,772	$13,433,344	$9,792,909	$166,011,137	$88,341,681

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	96,686	(91,886)	31,022	(6,080)	127,708	(97,966)
Allowance, ending	$771,848	$394,718	$62,379	$49,210	$834,227	$443,928
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$771,848	$394,718	$62,379	$49,210	$834,227	$443,928
Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$152,577,793	$78,548,772	$13,433,344	$9,792,909	$166,011,137	$88,341,681

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2022 and December 31, 2021 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Over 70% to 80%	$61,436,738	$52,292,906	$1,535,157	$1,069,973	$62,971,895	$53,362,879
Over 60% to 70%	46,493,784	50,445,981	2,193,306	1,359,831	48,687,090	51,805,812
Over 50% to 60%	32,628,828	26,492,616	1,327,563	1,496,664	33,956,391	27,989,280
Over 40% to 50%	18,964,478	19,235,027	312,177	312,648	19,276,655	19,547,675
Over 30% to 40%	10,743,115	7,843,501	3,863,965	1,471,023	14,607,080	9,314,524
Over 20% to 30%	7,653,030	9,482,943	941,232	1,916,446	8,594,262	11,399,389
Over 10% to 20%	3,345,556	2,737,111	3,259,944	513,418	6,605,500	3,250,529
10% or less	911,276	837,963	-	-	911,276	837,963
Total	$182,176,805	$169,368,048	$13,433,344	$8,140,003	$195,610,149	$177,508,051

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2022 and 2021

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$8,914,138	$7,879,433	$1,034,705
Net investment income	6,439,117	6,072,502	366,615
Net realized investment gains (losses)	(148,714)	118,268	(266,982)
Service fees	329,855	81,601	248,254
Other income	5,775	45,567	(39,792)
Total revenues	15,540,171	14,197,371	1,342,800
Benefits and claims	9,595,963	8,848,014	747,949
Expenses	4,170,190	3,762,211	407,979
Total benefits, claims and expenses	13,766,153	12,610,225	1,155,928
Income before federal income tax expense	1,774,018	1,587,146	186,872
Federal income tax expense	315,803	366,103	(50,300)
Net income	$1,458,215	$1,221,043	$237,172

Net income per common share basic and duluted
Class A common stock	$0.1540	$0.1396	$0.0144
Class B common stock	$0.1309	$0.1186	$0.0123

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2022 and 2021

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$17,142,920	$14,859,309	$2,283,611
Net investment income	12,888,112	12,221,344	666,768
Net realized investment gains	1,089,092	170,363	918,729
Service fees	387,395	179,588	207,807
Other income	64,272	59,341	4,931
Total revenues	31,571,791	27,489,945	4,081,846
Benefits and claims	20,385,499	18,067,268	2,318,231
Expenses	8,282,715	8,354,975	(72,260)
Total benefits, claims and expenses	28,668,214	26,422,243	2,245,971
Income before federal income tax expense	2,903,577	1,067,702	1,835,875
Federal income tax expense	532,827	307,311	225,516
Net income	$2,370,750	$760,391	$1,610,359

Net income per common share basic and duluted
Class A common stock	$0.2503	$0.0869	$0.1634
Class B common stock	$0.2128	$0.0739	$0.1389

Consolidated Condensed Financial Position as of June 30, 2022 and December 31, 2021

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 to 2021

Investment assets	$415,029,372	$434,120,334	$(19,090,962)
Assets held in trust under coinsurance agreement	95,764,204	106,210,246	(10,446,042)
Other assets	123,058,513	119,428,354	3,630,159
Total assets	$633,852,089	$659,758,934	$(25,906,845)

Policy liabilities	$476,902,571	$464,853,615	$12,048,956
Funds withheld under coinsurance agreement	96,409,968	106,586,633	(10,176,665)
Deferred federal income taxes	3,408,861	8,966,303	(5,557,442)
Other liabilities	4,671,298	10,957,832	(6,286,534)
Total liabilities	581,392,698	591,364,383	(9,971,685)
Shareholders' equity	52,459,391	68,394,551	(15,935,160)
Total liabilities and shareholders' equity	$633,852,089	$659,758,934	$(25,906,845)

Shareholders' equity per common share
Class A common stock	$5.5394	$7.8186	$(2.2792)
Class B common stock	$4.7085	$6.6458	$(1.9373)

Results of Operations – Three Months Ended June 30, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$8,914,138	$7,879,433	$1,034,705
Net investment income	6,439,117	6,072,502	366,615
Net realized investment gains (losses)	(148,714)	118,268	(266,982)
Service fees	329,855	81,601	248,254
Other income	5,775	45,567	(39,792)
Total revenues	$15,540,171	$14,197,371	$1,342,800

The $1,342,800 increase in total revenues for the three months ended June 30, 2022 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$645,884	$473,073	$172,811
Ordinary life renewal	1,249,460	838,080	411,380
Final expense first year	1,115,099	1,571,695	(456,596)
Final expense renewal	5,903,695	4,996,585	907,110
Total premiums	$8,914,138	$7,879,433	$1,034,705

The $1,034,705 increase in premiums for the three months ended June 30, 2022 is primarily due to a $907,110 increase in final expense renewal premiums, $411,380 increase in ordinary life renewal premiums, $172,811 increase in ordinary life first year premiums that exceeded a $456,596 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$1,734,933	$1,727,496	$7,437
Equity securities	48,026	26,405	21,621
Other long-term investments	1,211,486	1,222,180	(10,694)
Mortgage loans	4,103,208	3,478,075	625,133
Policy loans	48,755	38,957	9,798
Short-term and other investments	25,434	35,078	(9,644)
Gross investment income	7,171,842	6,528,191	643,651
Investment expenses	(732,725)	(455,689)	277,036
Net investment income	$6,439,117	$6,072,502	$366,615

The $643,651 increase in gross investment income for the three months ended June 30, 2022 is primarily due to a $625,133 increase in mortgage loans. In twelve months since June 30, 2021, our investments in mortgage loans increased approximately $25.9 million.

The $277,036 increase in investment expense for the three months ended June 30, 2022 primarily due to increased mortgage loan acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds	$10,116,397	$1,549,139	$8,567,258
Amortized cost at sale date	10,202,405	1,483,125	8,719,280
Net realized gains (losses)	$(86,008)	$66,014	$(152,022)

Equity securities sold:
Sale proceeds	$-	$1	$(1)
Cost at sale date	-	1	(1)
Net realized gains	$-	$-	$-

Investment real estate:
Sale proceeds	$-	$75,940	$(75,940)
Carrying value at sale date	-	69,591	(69,591)
Net realized gains	$-	$6,349	$(6,349)

Mortgage loans on real estate:
Sale proceeds	$-	$53,161,263	$(53,161,263)
Carrying value at sale date	-	53,122,593	(53,122,593)
Net realized gains	$-	$38,670	$(38,670)

Equity securities, changes in fair value	$(62,706)	$7,235	$(69,941)

Net realized investment gains (losses)	$(148,714)	$118,268	$(266,982)

Service Fees

The $248,254 increase in service fees for the three months ended June 30, 2022 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$2,961,862	$3,045,748	$(83,886)
Death benefits	2,885,203	2,269,494	615,709
Surrenders	438,425	372,659	65,766
Interest credited to policyholders	3,230,421	3,088,957	141,464
Dividend, endowment and supplementary life contract benefits	80,052	71,156	8,896
Total benefits and claims	9,595,963	8,848,014	747,949

Expenses
Policy acquisition costs deferred	(3,408,839)	(3,353,999)	(54,840)
Amortization of deferred policy acquisition costs	2,085,355	1,733,139	352,216
Amortization of value of insurance business acquired	66,755	68,151	(1,396)
Commissions	3,074,504	3,138,640	(64,136)
Other underwriting, insurance and acquisition expenses	2,352,415	2,176,280	176,135
Total expenses	4,170,190	3,762,211	407,979
Total benefits, claims and expenses	$13,766,153	$12,610,225	$1,155,928

The $1,155,928 increase in total benefits, claims and expenses for the three months ended June 30, 2022 is discussed below.

Benefits and Claims

The $747,949 increase in benefits and claims for the three months ended June 30, 2022 is primarily due to the following:

●	$615,709 increase in death benefits is primarily due to approximately $618,000 of increased final expense benefits.

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

For the three months ended June 30, 2022 and 2021, capitalized costs were $3,408,839 and $3,353,999, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2022 and 2021 were $2,085,355 and $1,733,139, respectively.

There was a $54,840 increase in 2022 acquisition costs deferred. There was a $352,216 increase in the 2022 amortization of deferred acquisition costs due to 2022 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $66,755 and $68,151 for the three months ended June 30, 2022 and 2021, respectively, representing a $1,396 decrease.

Commissions

Our commissions for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Annuity	$404,848	$202,132	$202,716
Ordinary life first year	657,203	521,275	135,928
Ordinary life renewal	104,864	58,786	46,078
Final expense first year	1,338,264	1,874,235	(535,971)
Final expense renewal	569,325	482,212	87,113
Total commissions	$3,074,504	$3,138,640	$(64,136)

The $64,136 decrease in commissions for the three months ended June 30, 2022 is primarily due to a $535,971 decrease in final expense first year commissions (corresponding to $456,596 decreased final expense first year premiums) that exceed a $202,716 increase in annuity commissions (corresponding to $4,861,642 of increase annuity deposits retained) and a $135,928 increase in ordinary life first year commissions (corresponding to $172,811 increased ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $176,135 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2022 was primarily related to an increase in salaries and benefits, third party administrative fees and expenses related to a new block of coinsurance.

Federal Income Taxes

FTFC filed its 2020 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2022 and 2021, current income tax expense (benefit) was ($6,054) and $1,510, respectively. For the three months ended June 30, 2022 and 2021, deferred federal income tax expense was $321,857 and $364,593, respectively.

Net Income Per Common Share Basic

For the three months ended June 30, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the three months ended June 30, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2022, the net income allocated to the Class A shareholders of $1,444,983 is the total net income $1,458,215 less the net income allocated to the Class B shareholders $13,232. For the three months ended June 30, 2021, the net income allocated to the Class A shareholders $1,209,047 is the total net income $1,221,043 less the net income allocated to the Class B shareholders $11,996.

The weighted average outstanding common shares basic for the three months ended June 30, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$10,320,605	$9,026,587	$1,294,018
Annuity operations	4,747,836	4,982,940	(235,104)
Corporate operations	471,730	187,844	283,886
Total	$15,540,171	$14,197,371	$1,342,800

Income (loss) before federal income taxes:
Life insurance operations	$1,312,518	$1,180,070	$132,448
Annuity operations	(38,242)	382,594	(420,836)
Corporate operations	499,742	24,482	475,260
Total	$1,774,018	$1,587,146	$186,872

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,034,705	$-	$-	$1,034,705
Net investment income	327,610	(7,450)	46,455	366,615
Net realized investment losses	(47,583)	(219,399)	-	(266,982)
Service fees and other income	(20,714)	(8,255)	237,431	208,462
Total revenue	1,294,018	(235,104)	283,886	1,342,800

Benefits and claims
Increase in future policy benefits	(83,886)	-	-	(83,886)
Death benefits	615,709	-	-	615,709
Surrenders	65,766	-	-	65,766
Interest credited to policyholders	-	141,464	-	141,464
Dividend, endowment and supplementary life contract benefits	8,896	-	-	8,896
Total benefits and claims	606,485	141,464	-	747,949
Expenses
Policy acquisition costs deferred net of amortization	635,026	(337,650)	-	297,376
Amortization of value of insurance business acquired	(697)	(699)	-	(1,396)
Commissions	(266,852)	202,716	-	(64,136)
Other underwriting, insurance and acquisition expenses	187,608	179,901	(191,374)	176,135
Total expenses	555,085	44,268	(191,374)	407,979
Total benefits, claims and expenses	1,161,570	185,732	(191,374)	1,155,928
Income (loss) before federal income taxes (benefits)	$132,448	$(420,836)	$475,260	$186,872

Results of Operations – Six Months Ended June 30, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$17,142,920	$14,859,309	$2,283,611
Net investment income	12,888,112	12,221,344	666,768
Net realized investment gains	1,089,092	170,363	918,729
Service fees	387,395	179,588	207,807
Other income	64,272	59,341	4,931
Total revenues	$31,571,791	$27,489,945	$4,081,846

The $4,081,846 increase in total revenues for the six months ended June 30, 2022 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$1,104,023	$778,662	$325,361
Ordinary life renewal	2,149,435	1,636,316	513,119
Final expense first year	2,351,474	2,997,009	(645,535)
Final expense renewal	11,537,988	9,447,322	2,090,666
Total premiums	$17,142,920	$14,859,309	$2,283,611

The $2,283,611 increase in premiums for the six months ended June 30, 2022 is primarily due to a $2,090,666 increase in final expense renewal premiums, $513,119 increase in ordinary life renewal premiums, $325,361 increase in ordinary life first year premiums that exceeded a $645,535 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$3,670,687	$3,423,390	$247,297
Equity securities	113,099	43,404	69,695
Other long-term investments	2,523,180	2,505,074	18,106
Mortgage loans	7,881,233	7,226,307	654,926
Policy loans	92,077	77,575	14,502
Short-term and other investments	46,706	44,373	2,333
Gross investment income	14,326,982	13,320,123	1,006,859
Investment expenses	(1,438,870)	(1,098,779)	340,091
Net investment income	$12,888,112	$12,221,344	$666,768

The $1,006,859 increase in gross investment income for the six months ended June 30, 2022 is primarily due $654,926 increase in mortgage loans and a $247,297 increase in fixed maturity securities. In twelve months since June 30, 2021, our investments in mortgage loans increased approximately $25.9 million. The increase in fixed maturity securities is due to higher gross effective yields on securities held in the portfolio.

The $340,091 increase in investment expense for the six months ended June 30, 2022 primarily due to increased mortgage loan acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds	$41,066,357	$3,968,218	$37,098,139
Amortized cost at sale date	39,928,290	3,864,553	36,063,737
Net realized gains	$1,138,067	$103,665	$1,034,402
Equity securities sold:
Sale proceeds	$-	$89	$(89)
Cost at sale date	8,000	-	8,000
Net realized gains (losses)	$(8,000)	$89	$(8,089)
Investment real estate:
Sale proceeds	$49,371	$75,940	$(26,569)
Carrying value at sale date	53,067	69,591	(16,524)
Net realized gains (losses)	$(3,696)	$6,349	$(10,045)
Mortgage loans on real estate:
Sale proceeds	$53,208,585	$53,161,263	$(53,161,263)
Carrying value at sale date	53,208,585	53,122,593	(53,122,593)
Net realized gains	$-	$38,670	$(38,670)
Equity securities, changes in fair value	$(37,279)	$21,590	$(58,869)

Net realized investment gains	$1,089,092	$170,363	$918,729

Service Fees

The $207,807 increase in service fees for the six months ended June 30, 2022 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$6,176,835	$5,201,933	$974,902
Death benefits	6,891,443	5,793,212	1,098,231
Surrenders	753,815	721,565	32,250
Interest credited to policyholders	6,406,557	6,207,492	199,065
Dividend, endowment and supplementary life contract benefits	156,849	143,066	13,783
Total benefits and claims	20,385,499	18,067,268	2,318,231

Expenses
Policy acquisition costs deferred	(6,261,719)	(6,183,472)	(78,247)
Amortization of deferred policy acquisition costs	3,454,338	3,522,962	(68,624)
Amortization of value of insurance business acquired	138,964	143,320	(4,356)
Commissions	5,735,633	6,011,223	(275,590)
Other underwriting, insurance and acquisition expenses	5,215,499	4,860,942	354,557
Total expenses	8,282,715	8,354,975	(72,260)
Total benefits, claims and expenses	$28,668,214	$26,422,243	$2,245,971

The $2,245,971 increase in total benefits, claims and expenses for the six months ended June 30, 2022 is discussed below.

Benefits and Claims

The $2,318,231 increase in benefits and claims for the six months ended June 30, 2022 is primarily due to the following:

●	$1,098,231 increase in death benefits is primarily due to approximately $1,007,000 of increased final expense benefits and $91,000 of increased ordinary life benefits.

●	$974,902 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the six months ended June 30, 2022 and 2021, capitalized costs were $6,261,719 and $6,183,472, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2022 and 2021 were $3,454,338 and $3,522,962, respectively.

There was a $78,247 increase in 2022 acquisition costs deferred. There was a $68,624 decrease in 2022 amortization of deferred acquisition costs.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $138,964 and $143,320 for the six months ended June 30, 2022 and 2021, respectively, representing a $4,356 decrease.

Commissions

Our commissions for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Annuity	$464,317	$546,837	$(82,520)
Ordinary life first year	1,150,003	851,996	298,007
Ordinary life renewal	194,793	128,602	66,191
Final expense first year	2,812,929	3,575,675	(762,746)
Final expense renewal	1,113,591	908,113	205,478
Total commissions	$5,735,633	$6,011,223	$(275,590)

The $275,590 decrease in commissions for the six months ended June 30, 2022 is primarily due to a $762,746 decrease in final expense first year commissions (corresponding to $645,535 decreased final expense first year premiums) that exceed a $298,007 increase in ordinary life first year commissions (corresponding to $325,361 of increased ordinary life first year premiums) and a $205,478 increase in final expense renewal commissions (corresponding to $2,090,666 increased final expense renewal premiums).

Underwriting, Insurance and Acquisition Expenses

The $354,557 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2022 was primarily related to an increase in salaries and benefits, third party administrative fees and expenses related to a new block of coinsurance.

Federal Income Taxes

FTFC filed its 2020 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2022 and June 30, 2021, current income tax expense was $2,216 and $1,510. Deferred federal income tax expense was $530,611 and $305,801 for the six months ended June 30, 2022 and 2021, respectively.

Net Income Per Common Share Basic

For the six months ended June 30, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the six months ended June 30, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2022, the net income allocated to the Class A shareholders of $2,349,237 is the total net income $2,370,750 less the net income allocated to the Class B shareholders $21,513. For the six months ended June 30, 2021, the net income allocated to the Class A shareholders $752,921 is the total net income $760,391 less the net income allocated to the Class B shareholders $7,470.

The weighted average outstanding common shares basic for the six months ended June 30, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$20,268,926	$17,063,471	$3,205,455
Annuity operations	10,653,099	10,024,471	628,628
Corporate operations	649,766	402,003	247,763
Total	$31,571,791	$27,489,945	$4,081,846
Income (loss) before income taxes:
Life insurance operations	$1,231,853	$556,600	$675,253
Annuity operations	1,037,394	588,584	448,810
Corporate operations	634,330	(77,482)	711,812
Total	$2,903,577	$1,067,702	$1,835,875

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,283,611	$-	$-	$2,283,611
Net investment income	669,545	(73,377)	70,600	666,768
Net realized investment gains (losses)	208,195	718,534	(8,000)	918,729
Service fees and other income	44,104	(16,529)	185,163	212,738
Total revenue	3,205,455	628,628	247,763	4,081,846

Benefits and claims
Increase in future policy benefits	974,902	-	-	974,902
Death benefits	1,098,231	-	-	1,098,231
Surrenders	32,250	-	-	32,250
Interest credited to policyholders	-	199,065	-	199,065
Dividend, endowment and supplementary life contract benefits	13,783	-	-	13,783
Total benefits and claims	2,119,166	199,065	-	2,318,231
Expenses
Policy acquisition costs deferred net of amortization	150,304	(297,175)	-	(146,871)
Amortization of value of insurance business acquired	(2,177)	(2,179)	-	(4,356)
Commissions	(193,070)	(82,520)	-	(275,590)
Other underwriting, insurance and acquisition expenses	455,979	362,627	(464,049)	354,557
Total expenses	411,036	(19,247)	(464,049)	(72,260)
Total benefits, claims and expenses	2,530,202	179,818	(464,049)	2,245,971
Income before federal income taxes (benefits)	$675,253	$448,810	$711,812	$1,835,875

Consolidated Financial Condition

Our invested assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $160,839,145 and $167,356,364 as of June 30, 2022 and December 31, 2021, respectively)	$148,558,629	$184,077,038	$(35,518,409)
Equity securities at fair value (cost: $292,271 and $285,558 as of June 30, 2022 and December 31, 2021, respectively)	317,652	348,218	(30,566)
Mortgage loans on real estate	195,610,149	177,508,051	18,102,098
Investment real estate	635,278	688,345	(53,067)
Policy loans	2,502,435	2,272,629	229,806
Short-term investments	3,372,157	3,296,838	75,319
Other long-term investments	64,033,072	65,929,215	(1,896,143)
Total investments	$415,029,372	$434,120,334	$(19,090,962)

The $35,518,409 decrease and $3,704,898 increase in fixed maturity available-for-sale securities for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Fixed maturity securities, available-for-sale, beginning	$184,077,038	$170,647,836
Purchases	33,600,214	9,908,222
Unrealized depreciation	(29,001,190)	(2,072,603)
Net realized investment gains	1,138,067	103,665
Sales proceeds	(40,114,357)	(3,268,218)
Maturities	(952,000)	(700,000)
Premium amortization	(189,143)	(266,168)
Increase (decrease)	(35,518,409)	3,704,898
Fixed maturity securities, available-for-sale, ending	$148,558,629	$174,352,734

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

The $30,566 decrease and $116,704 increase in equity securities for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Equity securities, beginning	$348,218	$203,003
Purchases	112,517	145,168
Sales proceeds	-	(89)
Joint venture distributions	(97,804)	(50,054)
Net realized investment gains (losses), sale of securities	(8,000)	89
Net realized investment gains (losses), changes in fair value	(37,279)	21,590
Increase (decrease)	(30,566)	116,704
Equity securities, ending	$317,652	$319,707

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $18,102,098 increase and $5,198,941 decrease in mortgage loans on real estate for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Mortgage loans on real estate, beginning	$177,508,051	$174,909,062
Purchases	71,372,265	48,117,912
Discount accretion	66,126	209,946
Net realized investment gains	-	38,670
Payments	(53,208,585)	(53,161,263)
Foreclosed - transfer to real estate	-	(458,587)
(Increase) decrease in allowance for bad debts	(127,708)	97,966
Amortization of loan origination fees	-	(43,585)
Increase (decrease)	18,102,098	(5,198,941)
Mortgage loans on real estate, ending	$195,610,149	$169,710,121

The $53,067 decrease and $388,996 increase in investment real estate for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Investment real estate, beginning	$688,345	$757,936
Real estate acquired through mortgage loan foreclosure	-	458,587
Sales proceeds	(49,371)	(75,940)
Net realized investment gains (losses)	(3,696)	6,349
Increase (decrease)	(53,067)	388,996
Investment real estate, ending	$635,278	$1,146,932

The $1,896,143 and $2,837,780 decreases in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Other long-term investments, beginning	$65,929,215	$71,025,133
Purchases	4,306,740	882,027
Accretion of discount	2,523,506	2,505,089
Payments	(8,726,389)	(6,224,896)
Decrease	(1,896,143)	(2,837,780)
Other long-term investments, ending	$64,033,072	$68,187,353

Our assets other than invested assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021

Cash and cash equivalents	$18,259,194	$42,528,046	$(24,268,852)
Accrued investment income	5,009,611	4,879,290	130,321
Recoverable from reinsurers	11,370,084	1,046,381	10,323,703
Assets held in trust under coinsurance agreement	95,764,204	106,210,246	(10,446,042)
Agents' balances and due premiums	1,458,283	1,713,050	(254,767)
Deferred policy acquisition costs	52,535,167	49,717,323	2,817,844
Value of insurance business acquired	4,179,535	4,318,499	(138,964)
Other assets	30,246,639	15,225,765	15,020,874
Assets other than investment assets	$218,822,717	$225,638,600	$(6,815,883)

The $24,268,852 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $10,446,042 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The $2,817,844 and $2,683,567 increases in deferred policy acquisition costs for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Balance, beginning of year	$49,717,323	$44,513,669
Capitalization of commissions, sales and issue expenses	6,261,719	6,183,472
Amortization	(3,454,338)	(3,522,962)
Deferred acquisition costs allocated to investments	10,463	23,057
Increase	2,817,844	2,683,567

Balance, end of period	$52,535,167	$47,197,236

Our other assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021
Long-term investment receivable	$12,358,727	$-	$12,358,727
Federal and state income taxes recoverable	8,117,968	7,104,791	1,013,177
Advances to mortgage loan originator	6,104,104	4,382,896	1,721,208
Advances to private equity company	3,000,000	3,000,000	-
Lease asset - right to use	516,750	565,964	(49,214)
Other receivables, prepaid assets and deposits	109,267	81,571	27,696
Guaranty funds	39,823	49,256	(9,433)
Notes receivable	-	41,287	(41,287)
Total other assets	$30,246,639	$15,225,765	$15,020,874

As of June 30, 2022, the Company had $12,358,727 in long-term investment purchases where the trade date and settlement date are in different financial reporting periods.

There was a $1,721,208 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $1,013,177 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

Our liabilities as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021

Policy liabilities
Policyholders' account balances	$371,331,371	$373,647,869	$(2,316,498)
Future policy benefits	102,949,380	88,735,716	14,213,664
Policy claims	2,435,827	2,381,183	54,644
Other policy liabilities	185,993	88,847	97,146
Total policy liabilities	476,902,571	464,853,615	12,048,956
Funds withheld under coinsurance agreement	96,409,968	106,586,633	(10,176,665)
Deferred federal income taxes	3,408,861	8,966,303	(5,557,442)
Other liabilities	4,671,298	10,957,832	(6,286,534)
Total liabilities	$581,392,698	$591,364,383	$(9,971,685)

The $2,316,498 decrease and $11,657,627 increase in policyholders’ account balances for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2022	2021
Policyholders' account balances, beginning	$373,647,869	$362,519,753
Deposits	18,546,018	19,382,246
Withdrawals	(33,475,021)	(16,844,732)
Change in funds withheld under coinsurance agreement	3,186,338	2,912,621
Acquisition of Royalty Capital Life Insurance Company	3,019,610	-
Interest credited	6,406,557	6,207,492
Increase (decrease)	(2,316,498)	11,657,627
Policyholders' account balances, ending	$371,331,371	$374,177,380

The $14,213,664 increase in future policy benefits during the six months ended June 30, 2022 is primarily related to the acquisition of Royalty Capital Life Insurance Company of $8,102,093, the production of new life insurance policies and the aging of existing policies an additional year.

The $5,557,442 decrease in deferred federal income taxes during the six months ended June 30, 2022 was due to $6,088,053 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock securities available-for-sale and $530,611 of operating deferred federal tax expense.

The $10,176,665 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021
Mortgage loans suspense	$2,016,353	$7,533,274	$(5,516,921)
Suspense accounts payable	977,358	435,471	541,887
Accrued expenses payable	687,851	728,000	(40,149)
Lease liability	516,750	565,964	(49,214)
Unclaimed funds	269,558	159,627	109,931
Payable for securities purchased	146,833	1,465,173	(1,318,340)
Unearned investment income	98,652	91,206	7,446
Accounts payable	45,093	61,307	(16,214)
Deferred revenue	57,750	63,250	(5,500)
Guaranty fund assessments	21,000	21,000	-
Other payables, withholdings and escrows	(165,900)	(166,440)	540
Total other liabilities	$4,671,298	$10,957,832	$(6,286,534)

The reduction in mortgage loan suspense of $5,516,921 is primarily due to timing of principal loan payments on mortgage loans.

The $541,887 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

As of June 30, 2022, the Company had $146,833 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $1,465,173 of security purchases overlapping financial reporting periods as of December 31, 2021.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2022, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2022, we had cash and cash equivalents totaling $18,259,194. As of June 30, 2022, cash and cash equivalents of $11,067,142 and $3,503,440, respectively, totaling $14,570,582 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $4,068,590 as of December 31, 2021. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. FBLIC has paid a $3,200,000 dividend to TLIC, of which $1,495,631 is considered ordinary and $1,704,369 is considered extraordinary. FBLIC has paid no dividends TLIC in 2021. Dividends paid by FBLIC were eliminated in consolidation. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $13,000,144 and $40,431,952 as of June 30, 2022 and December 31, 2021, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2021, the Company renewed its $1.5 million line of credit with a bank to provide working capital and funds for expansion.  The terms of the line of credit allows for advances, repayments and re-borrowings through a maturity date of September 15, 2022.  Any outstanding advances will incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit will be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit as of June 30, 2022 and December 31, 2021.

Our cash flows for the six months ended June 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Net cash provided by operating activities	$5,773,156	$6,400,806	$(627,650)
Net cash provided by (used in) investing activities	(15,113,005)	6,030,822	(21,143,827)
Net cash provided by (used in) financing activities	(14,929,003)	2,537,514	(17,466,517)
Increase (decrease) in cash and cash equivalents	(24,268,852)	14,969,142	(39,237,994)
Cash and cash equivalents, beginning of period	42,528,046	40,230,095	2,297,951
Cash and cash equivalents, end of period	$18,259,194	$55,199,237	$(36,940,043)

The $5,773,156 cash provided by operating activities and $6,400,806 cash provided by operating activities for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2022	2021	2022 less 2021
Premiums collected	$17,273,537	$14,996,541	$2,276,996
Net investment income collected	10,364,756	10,050,566	314,190
Service fees and other income collected	451,667	238,929	212,738
Death benefits paid	(6,577,141)	(5,987,274)	(589,867)
Surrenders paid	(753,815)	(721,565)	(32,250)
Dividends and endowments paid	(156,762)	(144,578)	(12,184)
Commissions paid	(5,489,238)	(5,974,202)	484,964
Other underwriting, insurance and acquisition expenses paid	(4,997,789)	(4,531,610)	(466,179)
Taxes paid	(1,015,393)	(1,606,407)	591,014
(Increased) decreased advances to mortgage loan originator	(1,721,208)	1,426,001	(3,147,209)
Increased (decreased) deposits of pending policy applications	541,887	(1,065,064)	1,606,951
Decreased assets held in trust under coinsurance agreement	3,455,715	2,043,041	1,412,674
Decreased mortgage loan suspense	(5,537,794)	(2,254,384)	(3,283,410)
Other	(65,266)	(69,188)	3,922
Cash provided by operating activities	$5,773,156	$6,400,806	$(627,650)

Please see the statements of cash flows for the six months ended June 30, 2022 and 2021 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2022	December 31, 2021	2022 less 2021

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of June 30, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of June 30, 2022 and December 31, 2021, respectively)	$96,319	$89,093	$7,226
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2022 and December 31, 2021)	1,011	1,011	-
Additional paid-in capital	43,668,023	39,078,485	4,589,538
Treasury stock, at cost (247,580 shares as of June 30, 2022 and December 31, 2021)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(9,698,847)	13,203,827	(22,902,674)
Accumulated earnings	19,286,832	16,916,082	2,370,750
Total shareholders' equity	$52,459,391	$68,394,551	$(15,935,160)

The decrease in shareholders’ equity of $15,935,160 for the six months ended June 30, 2022 is primarily due to $22,902,674 decrease in accumulated other comprehensive income (loss) that exceeded an increase in additional paid-in capital of $4,589,538 (acquisition of Royalty Capital Life Insurance Company) and $2,370,750 in net income.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($12,280,516) and $16,720,674 as of June 30, 2022 and December 31, 2021, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $27,863,123 in unrealized losses arising for the six months ended June 30, 2022 has been offset by 2022 net realized investment gains of $1,138,067 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $29,001,190.

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

As of June 30, 2022, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 7.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2022, the Company has outstanding advances to this loan originator totaling $6,104,104. The advances are secured by $9,987,196 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $395,896 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2022, $842,223 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2022, $694,228 of that escrow amount is available to the Company as additional collateral on $6,104,104 of advances to the loan originator. The remaining June 30, 2022 escrow amount of $147,995 is available to the Company as additional collateral on its investment of $29,599,012 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2022 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 11, 2022	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 11, 2022	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer