Form 10-Q
period 2022-09-30
First Trinity Financial CORP
filed 2022-11-10
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2022

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2022, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2022 (Unaudited) and December 31, 2021	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4

Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4. Controls and Procedures	59

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	61

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $151,367,454 and $167,356,364 as of September 30, 2022 and December 31, 2021, respectively)	$130,950,632	$184,077,038
Equity securities at fair value (cost: $288,684 and $285,558 as of September 30, 2022 and December 31, 2021, respectively)	335,019	348,218
Mortgage loans on real estate	215,085,189	177,508,051
Investment real estate	540,436	688,345
Policy loans	2,659,876	2,272,629
Short-term investments	1,844,875	3,296,838
Other long-term investments	68,107,038	65,929,215
Total investments	419,523,065	434,120,334
Cash and cash equivalents	36,930,903	42,528,046
Accrued investment income	5,113,903	4,879,290
Recoverable from reinsurers	11,227,495	1,046,381
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $63,910,965 and $65,269,544 as of September 30, 2022 and December 31, 2021, respectively)	55,619,140	68,747,533
Mortgage loans on real estate	34,154,668	33,049,329
Cash and cash equivalents	3,017,973	4,413,384
Total assets held in trust under coinsurance agreement	92,791,781	106,210,246
Agents' balances and due premiums	1,386,197	1,713,050
Deferred policy acquisition costs	54,079,600	49,717,323
Value of insurance business acquired	4,114,496	4,318,499
Other assets	14,048,417	15,225,765
Total assets	$639,215,857	$659,758,934
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$377,161,511	$373,647,869
Future policy benefits	106,368,687	88,735,716
Policy claims	2,226,313	2,381,183
Other policy liabilities	181,552	88,847
Total policy liabilities	485,938,063	464,853,615
Funds withheld under coinsurance agreement	92,720,718	106,586,633
Deferred federal income taxes	2,022,935	8,966,303
Other liabilities	10,460,607	10,957,832
Total liabilities	591,142,323	591,364,383
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of September 30, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of September 30, 2022 and December 31, 2021, respectively)	96,319	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2022 and December 31, 2021)	1,011	1,011
Additional paid-in capital	43,668,023	39,078,485
Treasury stock, at cost (247,580 shares as of September 30, 2022 and December 31, 2021)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(16,124,914)	13,203,827
Accumulated earnings	21,327,042	16,916,082
Total shareholders' equity	48,073,534	68,394,551
Total liabilities and shareholders' equity	$639,215,857	$659,758,934

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums	$9,210,601	$8,323,522	$26,353,521	$23,182,831
Net investment income	6,494,679	5,757,862	19,382,791	17,979,206
Net realized investment gains (losses)	(28,752)	320,735	1,060,340	491,098
Service fees	1,219,038	12,245	1,606,433	191,833
Other income	114,799	13,793	179,071	73,134
Total revenues	17,010,365	14,428,157	48,582,156	41,918,102
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,742,861	3,437,541	9,919,696	8,639,474
Death benefits	2,814,594	2,315,438	9,706,037	8,108,650
Surrenders	311,577	112,980	1,065,392	834,545
Interest credited to policyholders	3,155,921	3,279,558	9,562,478	9,487,050
Dividend, endowment and supplementary life contract benefits	78,767	82,600	235,616	225,666
Total benefits and claims	10,103,720	9,228,117	30,489,219	27,295,385
Policy acquisition costs deferred	(3,498,984)	(3,142,259)	(9,760,703)	(9,325,731)
Amortization of deferred policy acquisition costs	1,956,596	1,683,068	5,410,934	5,206,030
Amortization of value of insurance business acquired	65,039	67,030	204,003	210,350
Commissions	3,338,553	3,161,051	9,074,186	9,172,274
Other underwriting, insurance and acquisition expenses	2,347,717	2,085,184	7,563,216	6,946,126
Total expenses	4,208,921	3,854,074	12,491,636	12,209,049
Total benefits, claims and expenses	14,312,641	13,082,191	42,980,855	39,504,434
Income before total federal income tax expense	2,697,724	1,345,966	5,601,301	2,413,668
Current federal income tax expense	335,246	1,670	337,462	3,180
Deferred federal income tax expense	322,268	276,962	852,879	582,763
Total federal income tax expense	657,514	278,632	1,190,341	585,943
Net income	$2,040,210	$1,067,334	$4,410,960	$1,827,725
Net income per common share
Class A common stock	$0.2154	$0.1220	$0.4658	$0.2089
Class B common stock	$0.1831	$0.1037	$0.3959	$0.1776

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,040,210	$1,067,334	$4,410,960	$1,827,725
Other comprehensive loss
Total net unrealized investment losses arising during the period	(8,241,879)	(1,385,055)	(36,105,002)	(3,353,993)
Less net realized investment gains (losses) having no credit losses	(105,573)	21,932	1,032,494	125,597
Net unrealized investment losses	(8,136,306)	(1,406,987)	(37,137,496)	(3,479,590)
Less adjustment to deferred acquisition costs	(2,045)	(7,675)	(12,508)	(30,732)
Other comprehensive loss before federal income tax benefit	(8,134,261)	(1,399,312)	(37,124,988)	(3,448,858)
Federal income tax benefit	(1,708,194)	(293,857)	(7,796,247)	(724,261)
Total other comprehensive loss	(6,426,067)	(1,105,455)	(29,328,741)	(2,724,597)
Total comprehensive loss	$(4,385,857)	$(38,121)	$(24,917,781)	$(896,872)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (loss)	Earnings	Equity
Three months ended September 30, 2021
Balance as of July 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$15,899,716	$14,819,103	$68,993,461
Comprehensive income (loss):
Net income	-	-	-	-	-	1,067,334	1,067,334
Other comprehensive loss	-	-	-	-	(1,105,455)	-	(1,105,455)
Balance as of September 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$14,794,261	$15,886,437	$68,955,340

Nine months ended September 30, 2021
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income (loss):
Net income	-	-	-	-	-	1,827,725	1,827,725
Other comprehensive loss	-	-	-	-	(2,724,597)	-	(2,724,597)
Balance as of September 30, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$14,794,261	$15,886,437	$68,955,340

Three months ended September 30, 2022
Balance as of July 1, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391
Comprehensive income (loss):
Net income	-	-	-	-	-	2,040,210	2,040,210
Other comprehensive loss	-	-	-	-	(6,426,067)	-	(6,426,067)
Balance as of September 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(16,124,914)	$21,327,042	$48,073,534

Nine months ended September 30, 2022
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	4,410,960	4,410,960
Other comprehensive loss	-	-	-	-	(29,328,741)	-	(29,328,741)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of September 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(16,124,914)	$21,327,042	$48,073,534

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$4,410,960	$1,827,725
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(3,721,739)	(3,600,202)
Net realized investment gains	(1,060,340)	(491,098)
Amortization of policy acquisition cost	5,410,934	5,206,030
Policy acquisition cost deferred	(9,760,703)	(9,325,731)
Amortization of loan origination fees	-	43,585
Amortization of value of insurance business acquired	204,003	210,350
Allowance for mortgage loan losses	256,634	94,911
Provision for deferred federal income tax expense	852,879	582,763
Interest credited to policyholders	9,562,478	9,487,050
Change in assets and liabilities:
Accrued investment income	(234,605)	456,585
Recoverable from reinsurers	453,639	181,042
Funds under coinsurance agreement	5,195,220	3,948,538
Agents' balances and due premiums	352,040	208,373
Other assets (excludes change in receivable for securities sold of ($3,421) in 2022)	1,186,769	(1,774,343)
Future policy benefits	9,530,878	8,568,037
Policy claims	(206,262)	(229,902)
Other policy liabilities	92,705	(6,542)
Other liabilities (excludes change in payable for securities purchased of ($953,865) and $1,561,417 in 2022 and 2021, respectively)	448,135	(2,539,415)
Net cash provided by operating activities	22,973,625	12,847,756

Investing activities
Purchases of fixed maturity securities	(35,249,422)	(14,010,202)
Maturities of fixed maturity securities	952,000	900,000
Sales of fixed maturity securities	51,053,427	6,049,876
Purchases of equity securities	(173,992)	(162,603)
Sales of equity securities	-	89
Acquisition of Royalty Capital Life Insurance Company	3,525,749	-
Joint venture distributions	162,866	60,410
Purchases of mortgage loans	(122,735,150)	(74,296,705)
Payments on mortgage loans	85,140,505	78,319,365
Purchases of other long-term investments	(10,197,724)	(882,026)
Payments on other long-term investments	11,767,912	8,863,095
Sale of real estate	200,080	818,018
Net change in policy loans	(387,247)	(109,571)
Net change in short-term investments	3,038,630	1,634,243
Net change in receivable and payable for securities sold and purchased	(957,286)	1,561,417
Net cash provided by (used in) investing activities	(13,859,652)	8,745,406

Financing activities
Policyholders' account deposits	38,044,149	25,215,132
Policyholders' account withdrawals	(52,755,265)	(24,013,421)
Net cash provided by (used in) financing activities	(14,711,116)	1,201,711

Increase (decrease) in cash and cash equivalents	(5,597,143)	22,794,873
Cash and cash equivalents, beginning of period	42,528,046	40,230,095
Cash and cash equivalents, end of period	$36,930,903	$63,024,968

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the nine months ended September 30, 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Nine Months Ended
September 30, 2021
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

September 30, 2022
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

September 30, 2022

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

September 30, 2022

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

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2021.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

In addition, in accordance with this annuity coinsurance agreement, investment income, investment expenses, other income and other expenses earned or incurred in relation to the operations of this annuity coinsurance agreement are not reported on the Company’s Consolidated Statements of Operations. The unrealized appreciation (depreciation) of fixed available-for-sale fixed maturity securities and the related income tax expense (benefit) is not reported as accumulated other comprehensive income in the shareholders’ equity section of the Company’s Consolidated Statements of Financial Position. Correspondingly, the net unrealized gains (losses) arising during the period, the net realized gains (losses) having no credit gains (losses) and the related income tax expense (benefit) associated with the available-for-sale fixed maturities held under this coinsurance agreement are not included in the computation of total other comprehensive income (loss) in the Company’s Consolidated Statement of Comprehensive Loss.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2022 through the date that these financial statements have been issued.

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

September 30, 2022

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale as of September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2022 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,871	$-	$40,122	$2,057,749
States and political subdivisions	7,418,333	26	553,691	6,864,668
Commercial mortgage-backed securities	10,600,949	-	2,066,645	8,534,304
Residential mortgage-backed securities	9,965	7,412	-	17,377
Corporate bonds	91,965,735	39,114	12,014,045	79,990,804
Asset-backed securities	9,027,892	-	1,425,318	7,602,574
Exchange traded securities	643,772	-	158,772	485,000
Foreign bonds	28,152,937	-	4,050,877	24,102,060
Redeemable preferred securities	1,250,000	-	153,000	1,097,000
Certificate of deposits	200,000	-	904	199,096
Total fixed maturity securities	$151,367,454	$46,552	$20,463,374	$130,950,632

Fixed maturity securities held in trust under coinsurance agreement	$63,910,965	$4,864	$8,296,689	$55,619,140

	December 31, 2021
Fixed maturity securities
U.S. government and U.S. government agencies	$428,153	$812	$1,952	$427,013
States and political subdivisions	8,463,941	689,564	24,553	9,128,952
Commercial mortgage-backed securities	3,458,408	252	34,265	3,424,395
Residential mortgage-backed securities	11,081	13,195	-	24,276
Corporate bonds	116,230,579	12,731,684	100,882	128,861,381
Asset-backed securities	5,278,819	57,290	17,806	5,318,303
Exchange traded securities	549,334	-	32,734	516,600
Foreign bonds	31,286,049	3,493,469	46,192	34,733,326
Redeemable preferred securities	1,250,000	-	17,600	1,232,400
Certificate of deposits	400,000	10,392	-	410,392
Total fixed maturity securities	$167,356,364	$16,996,658	$275,984	$184,077,038

Fixed maturity securities held in trust under coinsurance agreement	$65,269,544	$3,593,466	$115,477	$68,747,533

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2022 and December 31, 2021 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2022 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,963,582	$34,111	3
States and political subdivisions	6,354,781	492,085	34
Commercial mortgage-backed securities	8,534,304	2,066,645	24
Corporate bonds	76,108,174	11,951,179	246
Asset-backed securities	7,341,508	1,352,544	19
Certificate of deposit	199,096	904	1
Foreign bonds	23,689,125	3,905,224	69
Redeemable preferred securities	173,500	76,500	1
Total less than 12 months in an unrealized loss position	124,364,070	19,879,192	397
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	94,167	6,011	1
States and political subdivisions	474,860	61,606	1
Exchange traded securities	485,000	158,772	2
Redeemable preferred securities	173,500	76,500	1
Asset-backed securities	261,066	72,774	1
Corporate bonds	837,233	62,866	3
Foreign bonds	412,935	145,653	1
Total more than 12 months in an unrealized loss position	2,738,761	584,182	10
Total fixed maturity securities in an unrealized loss position	$127,102,831	$20,463,374	407

Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$54,205,082	$8,002,292	249
Total more than 12 months in an unrealized loss position	921,919	294,397	4
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,127,001	$8,296,689	253

	December 31, 2021
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$301,195	$1,952	2
States and political subdivisions	337,421	1,724	2
Commercial mortgage-backed securities	3,323,141	34,265	7
Corporate bonds	10,991,840	100,882	30
Asset-backed securities	3,475,854	9,544	8
Exchange traded securities	516,600	32,734	2
Redeemable preferred securities	482,400	17,600	2
Foreign bonds	2,408,472	46,192	6
Total less than 12 months in an unrealized loss position	21,836,923	244,893	59
More than 12 months in an unrealized loss position
States and political subdivisions	626,754	22,829	1
Asset-backed securities	345,299	8,262	1
Total more than 12 months in an unrealized loss position	972,053	31,091	2
Total fixed maturity securities in an unrealized loss position	$22,808,976	$275,984	61

Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$8,000,895	$115,477	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$8,000,895	$115,477	21

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

As of September 30, 2022, the Company held 407 available-for-sale fixed maturity securities with an unrealized loss of $20,463,374, fair value of $127,102,831 and amortized cost of $147,566,205. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2022. The ratio of the fair value to the amortized cost of these 407 securities is 86%.

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

There were no other-than-temporary impairments during the nine months ended September 30, 2022 and 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2022 and December 31, 2021, are summarized as follows:

	(Unaudited)
	September 30, 2022	December 31, 2021
Unrealized appreciation (depreciation) on available-for-sale securities	$(20,416,822)	$16,720,674
Adjustment to deferred acquisition costs	5,539	(6,969)
Deferred income taxes	4,286,369	(3,509,878)
Net unrealized appreciation (depreciation) on available-for-sale securities	$(16,124,914)	$13,203,827

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(8,291,825)	$3,477,989

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $68,107,038 and $65,929,215 as of September 30, 2022 and December 31, 2021, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2022, by contractual maturity, are summarized as follows:

	September 30, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,998,111	$2,980,480	$13,658,789	$13,847,618
Due after one year through five years	23,393,678	22,117,385	36,168,320	38,592,056
Due after five years through ten years	26,913,250	24,118,494	12,868,046	14,739,287
Due after ten years	86,201,501	72,085,593	5,411,883	7,245,532
Due at multiple maturity dates	11,860,914	9,648,680	-	-

	$151,367,454	$130,950,632	$68,107,038	$74,424,493

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of September 30, 2022, by contractual maturity, are summarized as follows:

	September 30, 2022 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due after one year through five years	$31,020,127	$29,300,144
Due after five years through ten years	8,377,518	7,614,845
Due after ten years	21,669,104	16,320,720
Due at multiple maturity dates	2,844,216	2,383,431

	$63,910,965	$55,619,140

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2022	2021	2022	2021	2022	2021
Proceeds	$10,939,070	$2,981,658	$150,709	$742,078	$-	$25,158,102
Gross realized gains	-	160,753	55,867	283,491	-	1,344
Gross realized losses	(105,573)	(138,821)	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate		Mortgage Loans on Real Estate
	2022	2021	2022	2021	2022	2021	2022	2021
Proceeds	$52,005,427	$6,949,876	$-	$89	$200,080	$818,018	$-	$78,319,365
Gross realized gains	1,240,085	291,252	-	89	55,867	289,840	-	40,014
Gross realized losses	(207,591)	(165,655)	(8,000)	-	(3,696)	-	-	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three and nine months ended September 30, 2022 and 2021 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(8,136,306)	$(1,406,987)	$(37,137,496)	$(3,479,590)
Fixed maturity securities held in trust under coinsurance agreement	(2,541,929)	743,706	(11,769,814)	(2,612,577)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(105,573)	21,932	1,032,494	125,597
Equity securities, sale of securities	-	-	(8,000)	89
Equity securities, changes in fair value	20,954	13,968	(16,325)	35,558
Investment real estate	55,867	283,491	52,171	289,840
Mortgage loans on real estate	-	1,344	-	40,014

Major categories of net investment income for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Fixed maturity securities	$1,658,282	$1,755,811	$5,328,969	$5,179,201
Equity securities	129,367	19,582	242,466	62,986
Other long-term investments	1,224,369	1,151,057	3,747,549	3,656,131
Mortgage loans	4,455,501	3,517,394	12,336,734	10,743,701
Policy loans	50,274	40,461	142,351	118,036
Short-term and other investments	22,023	20,854	68,729	65,227
Gross investment income	7,539,816	6,505,159	21,866,798	19,825,282
Investment expenses	(1,045,137)	(747,297)	(2,484,007)	(1,846,076)
Net investment income	$6,494,679	$5,757,862	$19,382,791	$17,979,206

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2022 and December 31, 2021, these required deposits, included in investment assets, had amortized costs that totaled $4,619,410 and $4,673,271, respectively. As of September 30, 2022 and December 31, 2021, these required deposits had fair values that totaled $4,553,391 and $4,715,350, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)
	September 30, 2022	December 31, 2021
Residential mortgage loans	$198,001,997	$169,368,048

Commercial mortgage loans by property type
Agricultural	996,707	-
Apartment	2,629,664	175,121
Industrial	3,005,026	1,170,544
Lodging	271,648	280,836
Office building	5,590,850	2,285,403
Retail	4,589,297	4,228,099

Total commercial mortgage loans by property type	17,083,192	8,140,003

Total mortgage loans	$215,085,189	$177,508,051

Mortgage loans held in trust under coinsurance agreement
Residential mortgage loans	$3,486,233	$3,803,847
Commercial mortgage loans	30,934,478	30,013,132
Less unearned interest on mortgage loans	266,043	767,650

Total mortgage loans held in trust under coinsurance agreement	$34,154,668	$33,049,329

There were 15 mortgage loans with a remaining principal balance of $3,641,979 that were more than 90 days past due as of September 30, 2022. There were 10 mortgage loans with a remaining principal balance of $1,717,496 that were more than 90 days past due as of December 31, 2021.

There were five mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,024,615 as of September 30, 2022. There was one mortgage loan in default and in the foreclosure process with a remaining principal balance of $484,400 as of December 31, 2021.

The Company’s investment real estate as of September 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	September 30, 2022	December 31, 2021
Land - held for investment	$540,436	$540,436

Residential real estate - held for sale	-	147,909
Total investment in real estate	$540,436	$688,345

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

2. Investments (continued)

During 2022, the Company sold investment real estate property with an aggregate carrying value of $147,909. The Company recorded a gross realized investment gain on sale of $52,171 based on an aggregate sales price of $200,080.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2022 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,057,749	$-	$2,057,749
States and political subdivisions	-	6,864,668	-	6,864,668
Commercial mortgage-backed securities	-	8,534,304	-	8,534,304
Residential mortgage-backed securities	-	17,377	-	17,377
Corporate bonds	-	79,990,804	-	79,990,804
Asset-backed securities	-	7,602,574	-	7,602,574
Exchange traded securities	-	485,000	-	485,000
Foreign bonds	-	24,102,060	-	24,102,060
Redeemable preferred securities	-	1,097,000	-	1,097,000
Certificate of deposit	-	199,096	-	199,096
Total fixed maturity securities	$-	$130,950,632	$-	$130,950,632
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$55,619,140	$-	$55,619,140

Equity securities
Mutual funds	$-	$43,598	$-	$43,598
Corporate common stock	224,872	-	66,549	291,421
Total equity securities	$224,872	$43,598	$66,549	$335,019

	December 31, 2021
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$427,013	$-	$427,013
States and political subdivisions	-	9,128,952	-	9,128,952
Commercial mortgage-backed securities	-	3,424,395	-	3,424,395
Residential mortgage-backed securities	-	24,276	-	24,276
Corporate bonds	-	128,861,381	-	128,861,381
Asset-backed securities	-	5,318,303	-	5,318,303
Exchange traded securities	-	516,600	-	516,600
Foreign bonds	-	34,733,326	-	34,733,326
Redeemable preferred securities	-	1,232,400	-	1,232,400
Certificate of deposit	-	410,392	-	410,392
Total fixed maturity securities	$-	$184,077,038	$-	$184,077,038
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$68,747,533	$-	$68,747,533

Equity securities
Mutual funds	$-	$76,816	$-	$76,816
Corporate common stock	207,979	-	63,423	271,402
Total equity securities	$207,979	$76,816	$63,423	$348,218

As of September 30, 2022 and December 31, 2021, Level 3 financial instruments consisted of a private placement common stock that have no active trading and a joint venture investment with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)
	September 30, 2022	December 31, 2021

Beginning balance	$63,423	$67,132
Joint venture net income	173,992	75,195
Joint venture distribution	(162,866)	(78,904)
Net realized investment losses	(8,000)	-
Ending balance	$66,549	$63,423

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2022 and December 31, 2021, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2022 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$17,083,192	$16,751,110	$-	$-	$16,751,110
Residential	198,001,997	194,120,721	-	-	194,120,721
Policy loans	2,659,876	2,659,876	-	-	2,659,876
Short-term investments	1,844,875	1,844,875	1,844,875	-	-
Other long-term investments	68,107,038	74,424,493	-	-	74,424,493
Cash and cash equivalents	36,930,903	36,930,903	36,930,903	-	-
Accrued investment income	5,113,903	5,113,903	-	-	5,113,903
Total financial assets	$329,741,784	$331,845,881	$38,775,778	$-	$293,070,103
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,934,478	$30,934,478	$-	$-	$30,934,478
Residential	3,486,233	3,486,233	-	-	3,486,233
Less unearned interest on mortgage loans	266,043	266,043	-	-	266,043
Cash and cash equivalents	3,017,973	3,017,973	3,017,973	-	-
Total financial assets held in trust under coinsurance agreement	$37,172,641	$37,172,641	$3,017,973	$-	$34,154,668
Financial liabilities
Policyholders' account balances	$377,161,511	$325,331,108	$-	$-	$325,331,108
Policy claims	2,226,313	2,226,313	-	-	2,226,313
Total financial liabilities	$379,387,824	$327,557,421	$-	$-	$327,557,421

	December 31, 2021
Financial assets
Mortgage loans on real estate
Commercial	$8,140,003	$8,917,023	$-	$-	$8,917,023
Residential	169,368,048	187,336,689	-	-	187,336,689
Policy loans	2,272,629	2,272,629	-	-	2,272,629
Short-term investments	3,296,838	3,296,838	3,296,838	-	-
Other long-term investments	65,929,215	80,667,966	-	-	80,667,966
Cash and cash equivalents	42,528,046	42,528,046	42,528,046	-	-
Accrued investment income	4,879,290	4,879,290	-	-	4,879,290
Total financial assets	$296,414,069	$329,898,481	$45,824,884	$-	$284,073,597
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,013,132	$30,013,132	$-	$-	$30,013,132
Residential	3,803,847	3,803,847	-	-	3,803,847
Less unearned interest on mortgage loans	767,650	767,650	-	-	767,650
Cash and cash equivalents	4,413,384	4,413,384	4,413,384	-	-
Total financial assets held in trust under coinsurance agreement	$37,462,713	$37,462,713	$4,413,384	$-	$33,049,329
Financial liabilities
Policyholders' account balances	$373,647,869	$373,412,607	$-	$-	$373,412,607
Policy claims	2,381,183	2,381,183	-	-	2,381,183
Total financial liabilities	$376,029,052	$375,793,790	$-	$-	$375,793,790

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate and LIBOR yield curve as of September 30, 2022 and December 31, 2021, respectively.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Revenues:
Life insurance operations	$10,821,435	$9,378,925	$31,031,373	$26,432,451
Annuity operations	5,511,290	4,961,512	16,223,377	14,993,233
Corporate operations	677,640	87,720	1,327,406	492,418

Total	$17,010,365	$14,428,157	$48,582,156	$41,918,102

Income (loss) before income taxes:
Life insurance operations	$1,408,655	$1,157,216	$2,581,520	$1,703,870
Annuity operations	1,041,579	154,215	2,137,960	750,050
Corporate operations	247,490	34,535	881,821	(40,252)

Total	$2,697,724	$1,345,966	$5,601,301	$2,413,668

Depreciation and amortization expense:
Life insurance operations	$1,723,832	$1,270,992	$4,831,746	$4,353,884
Annuity operations	297,803	479,106	783,191	1,106,081

Total	$2,021,635	$1,750,098	$5,614,937	$5,459,965

	(Unaudited)
Assets:	September 30, 2022	December 31, 2021
Life insurance operations	$144,530,158	$133,378,698
Annuity operations	485,660,641	521,742,643
Corporate operations	9,025,058	4,637,593
Total	$639,215,857	$659,758,934

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2021 U.S. federal income tax return filed on October 12, 2022, the 2019 through 2021 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

6. Contingent Liabilities

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

7. Line of Credit

On September 15, 2022, the Company did not renew it’s $1.5 million line of credit with a bank to provide working capital and funds for expansion. For the one year period ending September 15, 2022 the Company’s line of credit with a bank allowed for advances, repayments and re-borrowings. Any outstanding advances would incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit would be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit during the years it was provided.

8. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, 2022 and 2021 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (loss)
Balance as of July 1, 2022	$(9,701,621)	$2,774	$(9,698,847)
Other comprehensive loss before reclassifications, net of tax	(6,511,085)	1,615	(6,509,470)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(83,403)	-	(83,403)
Other comprehensive loss	(6,427,682)	1,615	(6,426,067)
Balance as of September 30, 2022	$(16,129,303)	$4,389	$(16,124,914)

Balance as of July 1, 2021	$15,913,922	$(14,206)	$15,899,716
Other comprehensive loss before reclassifications, net of tax	(1,094,192)	6,063	(1,088,129)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	17,326	-	17,326
Other comprehensive loss	(1,111,518)	6,063	(1,105,455)
Balance as of September 30, 2021	$14,802,404	$(8,143)	$14,794,261

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

8. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2022 and 2021 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(28,522,952)	9,881	(28,513,071)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	815,670	-	815,670
Other comprehensive loss	(29,338,622)	9,881	(29,328,741)
Balance as of September 30, 2022	$(16,129,303)	$4,389	$(16,124,914)

Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(2,649,654)	24,278	(2,625,376)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	99,221	-	99,221
Other comprehensive loss	(2,748,875)	24,278	(2,724,597)
Balance as of September 30, 2021	$14,802,404	$(8,143)	$14,794,261

The pretax components of the Company’s other comprehensive loss and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(8,241,879)	$(1,730,794)	$(6,511,085)
Reclassification adjustment for net losses included in operations having no credit losses	(105,573)	(22,170)	(83,403)
Net unrealized losses on investments	(8,136,306)	(1,708,624)	(6,427,682)
Adjustment to deferred acquisition costs	2,045	430	1,615
Total other comprehensive loss	$(8,134,261)	$(1,708,194)	$(6,426,067)

	Three Months Ended September 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,385,055)	$(290,863)	$(1,094,192)
Reclassification adjustment for net gains included in operations having no credit losses	21,932	4,606	17,326
Net unrealized losses on investments	(1,406,987)	(295,469)	(1,111,518)
Adjustment to deferred acquisition costs	7,675	1,612	6,063
Total other comprehensive loss	$(1,399,312)	$(293,857)	$(1,105,455)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

8. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(36,105,002)	$(7,582,050)	$(28,522,952)
Reclassification adjustment for net gains included in operations having no credit losses	1,032,494	216,824	815,670
Net unrealized losses on investments	(37,137,496)	(7,798,874)	(29,338,622)
Adjustment to deferred acquisition costs	12,508	2,627	9,881
Total other comprehensive loss	$(37,124,988)	$(7,796,247)	$(29,328,741)

	Nine Months Ended September 30, 2021 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(3,353,993)	$(704,339)	$(2,649,654)
Reclassification adjustment for net gains included in operations having no credit losses	125,597	26,376	99,221
Net unrealized losses on investments	(3,479,590)	(730,715)	(2,748,875)
Adjustment to deferred acquisition costs	30,732	6,454	24,278
Total other comprehensive loss	$(3,448,858)	$(724,261)	$(2,724,597)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2022	2021	2022	2021
Unrealized losses on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(105,573)	$21,932	$1,032,494	$125,597
Income tax expense (benefit) (b)	(22,170)	4,606	216,824	26,376
Total reclassification adjustments	$(83,403)	$17,326	$815,670	$99,221

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

September 30, 2022

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

As of September 30, 2022, $753,945 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2022, $636,856 of that escrow amount is available to the Company as additional collateral on $5,103,860 of advances to the loan originator. The remaining September 30, 2022 escrow amount of $117,089 is available to the Company as additional collateral on its investment of $23,417,756 in residential mortgage loans on real estate. In addition, the Company has an additional $963,153 allowance for possible loan losses in the remaining $191,667,433 of investments in mortgage loans on real estate as of September 30, 2022.

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

September 30, 2022

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2022 and 2021 are summarized as follows (excluding $23,417,756 and $43,923,482 of mortgage loans on real estate as of September 30, 2022 and 2021, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$771,848	$394,718	$62,379	$49,210	$834,227	$443,928
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	107,557	220,386	21,369	(27,509)	128,926	192,877
Allowance, ending	$879,405	$615,104	$83,748	$21,701	$963,153	$636,805

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$879,405	$615,104	$83,748	$21,701	$963,153	$636,805

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$174,584,241	$119,346,543	$17,083,192	$7,377,632	$191,667,433	$126,724,175

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	204,243	128,500	52,391	(33,589)	256,634	94,911
Allowance, ending	$879,405	$615,104	$83,748	$21,701	$963,153	$636,805

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$879,405	$615,104	$83,748	$21,701	$963,153	$636,805

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$174,584,241	$119,346,543	$17,083,192	$7,377,632	$191,667,433	$126,724,175

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Over 70% to 80%	$69,342,035	$52,292,906	$1,114,977	$1,069,973	$70,457,012	$53,362,879
Over 60% to 70%	49,789,975	50,445,981	3,429,645	1,359,831	53,219,620	51,805,812
Over 50% to 60%	35,056,409	26,492,616	2,321,332	1,496,664	37,377,741	27,989,280
Over 40% to 50%	18,485,360	19,235,027	1,272,307	312,648	19,757,667	19,547,675
Over 30% to 40%	13,181,781	7,843,501	5,145,056	1,471,023	18,326,837	9,314,524
Over 20% to 30%	7,505,184	9,482,943	736,531	1,916,446	8,241,715	11,399,389
Over 10% to 20%	3,756,659	2,737,111	3,063,344	513,418	6,820,003	3,250,529
10% or less	884,594	837,963	-	-	884,594	837,963
Total	$198,001,997	$169,368,048	$17,083,192	$8,140,003	$215,085,189	$177,508,051

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2022 and 2021

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$9,210,601	$8,323,522	$887,079
Net investment income	6,494,679	5,757,862	736,817
Net realized investment gains	(28,752)	320,735	(349,487)
Service fees	1,219,038	12,245	1,206,793
Other income	114,799	13,793	101,006
Total revenues	17,010,365	14,428,157	2,582,208
Benefits and claims	10,103,720	9,228,117	875,603
Expenses	4,208,921	3,854,074	354,847
Total benefits, claims and expenses	14,312,641	13,082,191	1,230,450
Income before federal income tax expense	2,697,724	1,345,966	1,351,758
Federal income tax expense	657,514	278,632	378,882
Net income	$2,040,210	$1,067,334	$972,876
Net income per common share
Class A common stock	$0.2154	$0.1220	$0.0934
Class B common stock	$0.1831	$0.1037	$0.0794

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$26,353,521	$23,182,831	$3,170,690
Net investment income	19,382,791	17,979,206	1,403,585
Net realized investment gains	1,060,340	491,098	569,242
Service fees	1,606,433	191,833	1,414,600
Other income	179,071	73,134	105,937
Total revenues	48,582,156	41,918,102	6,664,054
Benefits and claims	30,489,219	27,295,385	3,193,834
Expenses	12,491,636	12,209,049	282,587
Total benefits, claims and expenses	42,980,855	39,504,434	3,476,421
Income before federal income tax expense	5,601,301	2,413,668	3,187,633
Federal income tax expense	1,190,341	585,943	604,398
Net income	$4,410,960	$1,827,725	$2,583,235
Net income per common share
Class A common stock	$0.4658	$0.2089	$0.2569
Class B common stock	$0.3959	$0.1776	$0.2183

Consolidated Condensed Financial Position as of September 30, 2022 and December 31, 2021

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 to 2021

Investment assets	$419,523,065	$434,120,334	$(14,597,269)
Assets held in trust under coinsurance agreement	92,791,781	106,210,246	(13,418,465)
Other assets	126,901,011	119,428,354	7,472,657
Total assets	$639,215,857	$659,758,934	$(20,543,077)

Policy liabilities	$485,938,063	$464,853,615	$21,084,448
Funds withheld under coinsurance agreement	92,720,718	106,586,633	(13,865,915)
Deferred federal income taxes	2,022,935	8,966,303	(6,943,368)
Other liabilities	10,460,607	10,957,832	(497,225)
Total liabilities	591,142,323	591,364,383	(222,060)
Shareholders' equity	48,073,534	68,394,551	(20,321,017)
Total liabilities and shareholders' equity	$639,215,857	$659,758,934	$(20,543,077)

Shareholders' equity per common share
Class A common stock	$5.0763	$7.8186	$(2.7423)
Class B common stock	$4.3148	$6.6458	$(2.3310)

Results of Operations – Three Months Ended September 30, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$9,210,601	$8,323,522	$887,079
Net investment income	6,494,679	5,757,862	736,817
Net realized investment gains (losses)	(28,752)	320,735	(349,487)
Service fees	1,219,038	12,245	1,206,793
Other income	114,799	13,793	101,006
Total revenues	$17,010,365	$14,428,157	$2,582,208

The $2,582,208 increase in total revenues for the three months ended September 30, 2022 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$688,950	$521,628	$167,322
Ordinary life renewal	1,394,403	1,031,007	363,396
Final expense first year	1,030,205	1,508,894	(478,689)
Final expense renewal	6,097,043	5,261,993	835,050
Total premiums	$9,210,601	$8,323,522	$887,079

The $887,079 increase in premiums for the three months ended September 30, 2022 is primarily due to a $835,050 increase in final expense renewal premiums, $363,396 increase in ordinary life renewal premiums and $167,322 increase in ordinary life first year premiums that exceeded a $478,689 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$1,658,282	$1,755,811	$(97,529)
Equity securities	129,367	19,582	109,785
Other long-term investments	1,224,369	1,151,057	73,312
Mortgage loans	4,455,501	3,517,394	938,107
Policy loans	50,274	40,461	9,813
Short-term and other investments	22,023	20,854	1,169
Gross investment income	7,539,816	6,505,159	1,034,657
Investment expenses	(1,045,137)	(747,297)	297,840
Net investment income	$6,494,679	$5,757,862	$736,817

The $1,034,657 increase in gross investment income for the three months ended September 30, 2022 is primarily due to a $938,107 increase in mortgage loans and $109,785 increase in equity securities. In twelve months since September 30, 2021, our investments in mortgage loans increased approximately $44.4 million. The increase in equity securities gross investment income is primarily due to an increase in joint venture net income.

The $297,840 increase in investment expense for the three months ended September 30, 2022 primarily due to increased mortgage loan acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds	$10,939,070	$2,981,658	$7,957,412
Amortized cost at sale date	11,044,643	2,959,726	8,084,917
Net realized gains (losses)	$(105,573)	$21,932	$(127,505)
Investment real estate:
Sale proceeds	$150,709	$742,078	$(591,369)
Carrying value at sale date	94,842	458,587	(363,745)
Net realized gains	$55,867	$283,491	$(227,624)
Mortgage loans on real estate:
Sale proceeds	$-	$25,158,102	$(25,158,102)
Carrying value at sale date	-	25,156,758	(25,156,758)
Net realized gains	$-	$1,344	$(1,344)

Equity securities, changes in fair value	$20,954	$13,968	$6,986

Net realized investment gains (losses)	$(28,752)	$320,735	$(349,487)

Service Fees

The $1,206,793 increase in service fees for the three months ended September 30, 2022 is primarily due to brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$3,742,861	$3,437,541	$305,320
Death benefits	2,814,594	2,315,438	499,156
Surrenders	311,577	112,980	198,597
Interest credited to policyholders	3,155,921	3,279,558	(123,637)
Dividend, endowment and supplementary life contract benefits	78,767	82,600	(3,833)
Total benefits and claims	10,103,720	9,228,117	875,603
Expenses
Policy acquisition costs deferred	(3,498,984)	(3,142,259)	(356,725)
Amortization of deferred policy acquisition costs	1,956,596	1,683,068	273,528
Amortization of value of insurance business acquired	65,039	67,030	(1,991)
Commissions	3,338,553	3,161,051	177,502
Other underwriting, insurance and acquisition expenses	2,347,717	2,085,184	262,533
Total expenses	4,208,921	3,854,074	354,847
Total benefits, claims and expenses	$14,312,641	$13,082,191	$1,230,450

The $1,230,450 increase in total benefits, claims and expenses for the three months ended September 30, 2022 is discussed below.

Benefits and Claims

The $875,603 increase in benefits and claims for the three months ended September 30, 2022 is primarily due to the following:

●	$499,156 increase in death benefits is primarily due to approximately $545,000 of increased final expense benefits that exceeded $47,000 of decreased ordinary life benefits.

●	$305,320 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$198,597 increase in surrenders is based upon policyholder election.

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

For the three months ended September 30, 2022 and 2021, capitalized costs were $3,498,984 and $3,142,259, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2022 and 2021 were $1,956,596 and $1,683,068, respectively.

The $356,725 increase in the 2022 acquisition costs deferred primarily relates to increased ordinary life first year and annuity production and deferral of increased eligible commissions. There was a $273,528 increase in the 2022 amortization of deferred acquisition costs due to 2022 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $65,039 and $67,030 for the three months ended September 30, 2022 and 2021, respectively, representing a $1,991 decrease.

Commissions

Our commissions for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Annuity	$663,507	$202,611	$460,896
Ordinary life first year	723,128	574,792	148,336
Ordinary life renewal	125,493	80,333	45,160
Final expense first year	1,237,562	1,795,193	(557,631)
Final expense renewal	588,863	508,122	80,741
Total commissions	$3,338,553	$3,161,051	$177,502

The $177,502 increase in commissions for the three months ended September 30, 2022 is primarily due to a $460,896 increase in annuity commissions (corresponding to $13,775,677 of increase annuity deposits retained) and a $148,336 increase in ordinary life first year commissions (corresponding to $167,322 increased ordinary life first year premiums) that exceeded a $557,631 decrease in final expense first year commissions (corresponding to $478,689 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $262,533 increase in underwriting, insurance and acquisition expenses for the three months ended September 30, 2022 was primarily related to increased legal fees and increased third party administration fees primarily related to maintaining increased number of policies in force, increased service requests to the third party administrator and the conversion of RCLIC.

Federal Income Taxes

FTFC filed its 2021 consolidated federal income tax return with TLIC, FBLIC and TMC on October 12, 2022. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2022 and 2021, current income tax expense was $335,246 and $1,670, respectively. For the three months ended September 30, 2022 and 2021, deferred federal income tax expense was $322,268 and $276,962, respectively.

Net Income Per Common Share Basic

For the three months ended September 30, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the three months ended September 30, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2022, the net income allocated to the Class A shareholders of $2,021,696 is the total net income $2,040,210 less the net income allocated to the Class B shareholders $18,514. For the three months ended September 30, 2021, the net income allocated to the Class A shareholders $1,056,848 is the total net income $1,067,334 less the net income allocated to the Class B shareholders $10,486.

The weighted average outstanding common shares basic for the three months ended September 30, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$10,821,435	$9,378,925	$1,442,510
Annuity operations	5,511,290	4,961,512	549,778
Corporate operations	677,640	87,720	589,920
Total	$17,010,365	$14,428,157	$2,582,208
Income (loss) before federal income taxes:
Life insurance operations	$1,408,655	$1,157,216	$251,439
Annuity operations	1,041,579	154,215	887,364
Corporate operations	247,490	34,535	212,955
Total	$2,697,724	$1,345,966	$1,351,758

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$887,079	$-	$-	$887,079
Net invesment income	460,811	199,864	76,142	736,817
Net realized investment losses	(75,838)	(273,649)	-	(349,487)
Service fees and other income	170,458	623,563	513,778	1,307,799
Total revenue	1,442,510	549,778	589,920	2,582,208

Benefits and claims
Increase in future policy benefits	305,320	-	-	305,320
Death benefits	499,156	-	-	499,156
Surrenders	198,597	-	-	198,597
Interest credited to policyholders	-	(123,637)	-	(123,637)
Dividend, endowment and supplementary life contract benefits	(3,833)	-	-	(3,833)
Total benefits and claims	999,240	(123,637)	-	875,603
Expenses
Policy acquisition costs deferred net of amortization	634,067	(717,264)	-	(83,197)
Amortization of value of insurance business acquired	(995)	(996)	-	(1,991)
Commissions	(283,394)	460,896	-	177,502
Other underwriting, insurance and acquisition expenses	(157,847)	43,415	376,965	262,533
Total expenses	191,831	(213,949)	376,965	354,847
Total benefits, claims and expenses	1,191,071	(337,586)	376,965	1,230,450
Income before federal income tax expense	$251,439	$887,364	$212,955	$1,351,758

Results of Operations – Nine Months Ended September 30, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Premiums	$26,353,521	$23,182,831	$3,170,690
Net investment income	19,382,791	17,979,206	1,403,585
Net realized investment gains	1,060,340	491,098	569,242
Service fees	1,606,433	191,833	1,414,600
Other income	179,071	73,134	105,937
Total revenues	$48,582,156	$41,918,102	$6,664,054

The $6,664,054 increase in total revenues for the nine months ended September 30, 2022 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$1,792,973	$1,300,290	$492,683
Ordinary life renewal	3,543,838	2,667,323	876,515
Final expense first year	3,381,679	4,505,903	(1,124,224)
Final expense renewal	17,635,031	14,709,315	2,925,716
Total premiums	$26,353,521	$23,182,831	$3,170,690

The $3,170,690 increase in premiums for the nine months ended September 30, 2022 is primarily due to the $2,925,716 increase in final expense renewal premiums, $876,515 increase in ordinary life renewal premiums and $492,683 increase in ordinary life first year premiums that exceeded a $1,124,224 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$5,328,969	$5,179,201	$149,768
Equity securities	242,466	62,986	179,480
Other long-term investments	3,747,549	3,656,131	91,418
Mortgage loans	12,336,734	10,743,701	1,593,033
Policy loans	142,351	118,036	24,315
Short-term and other investments	68,729	65,227	3,502
Gross investment income	21,866,798	19,825,282	2,041,516
Investment expenses	(2,484,007)	(1,846,076)	637,931
Net investment income	$19,382,791	$17,979,206	$1,403,585

The $2,041,516 increase in gross investment income for the nine months ended September 30, 2022 is primarily due to a $1,593,033 increase in mortgage loans, $179,480 increase in equity securities and a $149,768 increase in fixed maturity securities. In twelve months since September 30, 2021, our investments in mortgage loans increased approximately $44.4 million. The increase in equity securities gross investment income is primarily due to an increase in joint venture net income. The increase in fixed maturity securities is due to higher gross effective yields on securities held in the portfolio.

The $637,931 increase in investment expense for the nine months ended September 30, 2022 is primarily due to increased mortgage loan acquisition expenses.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate and mortgage loans on real estate plus changes in fair value of equity securities.

Our net realized investment gains for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds	$52,005,427	$6,949,876	$45,055,551
Amortized cost at sale date	50,972,933	6,824,279	44,148,654
Net realized gains	$1,032,494	$125,597	$906,897
Equity securities sold:
Sale proceeds	$-	$89	$(89)
Cost at sale date	8,000	-	8,000
Net realized gains (losses)	$(8,000)	$89	$(8,089)
Investment real estate:
Sale proceeds	$200,080	$818,018	$(617,938)
Carrying value at sale date	147,909	528,178	(380,269)
Net realized gains	$52,171	$289,840	$(237,669)
Mortgage loans on real estate:
Sale proceeds	$-	$78,319,365	$(78,319,365)
Carrying value at sale date	-	78,279,351	(78,279,351)
Net realized gains	$-	$40,014	$(40,014)

Equity securities, changes in fair value	$(16,325)	$35,558	$(51,883)

Net realized investment gains	$1,060,340	$491,098	$569,242

Service Fees

The $1,414,600 increase in service fees for the nine months ended September 30, 2022 is primarily due to brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$9,919,696	$8,639,474	$1,280,222
Death benefits	9,706,037	8,108,650	1,597,387
Surrenders	1,065,392	834,545	230,847
Interest credited to policyholders	9,562,478	9,487,050	75,428
Dividend, endowment and supplementary life contract benefits	235,616	225,666	9,950
Total benefits and claims	30,489,219	27,295,385	3,193,834
Expenses
Policy acquisition costs deferred	(9,760,703)	(9,325,731)	(434,972)
Amortization of deferred policy acquisition costs	5,410,934	5,206,030	204,904
Amortization of value of insurance business acquired	204,003	210,350	(6,347)
Commissions	9,074,186	9,172,274	(98,088)
Other underwriting, insurance and acquisition expenses	7,563,216	6,946,126	617,090
Total expenses	12,491,636	12,209,049	282,587
Total benefits, claims and expenses	$42,980,855	$39,504,434	$3,476,421

The $3,476,421 increase in total benefits, claims and expenses for the nine months ended September 30, 2022 is discussed below.

Benefits and Claims

The $3,193,834 increase in benefits and claims for the nine months ended September 30, 2022 is primarily due to the following:

●	$1,597,387 increase in death benefits is primarily due to approximately $1,487,000 of increased final expense benefits and $110,000 of increased ordinary life benefits.

●	$1,280,222 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$230,847 increase in surrenders is based upon policyholder election.

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

For the nine months ended September 30, 2022 and 2021, capitalized costs were $9,760,703 and $9,325,731, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2022 and 2021 were $5,410,934 and $5,206,030, respectively.

The $434,972 increase in the 2022 acquisition costs deferred primarily relates to increased ordinary life first year and annuity production and deferral of increased eligible commissions and expenses. There was an $204,904 increase in the 2022 amortization of deferred acquisition costs due to 2022 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $204,003 and $210,350 for the nine months ended September 30, 2022 and 2021, respectively, representing a $6,347 decrease.

Commissions

Our commissions for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Annuity	$1,127,824	$749,448	$378,376
Ordinary life first year	1,873,131	1,426,788	446,343
Ordinary life renewal	320,286	208,935	111,351
Final expense first year	4,050,491	5,370,868	(1,320,377)
Final expense renewal	1,702,454	1,416,235	286,219
Total commissions	$9,074,186	$9,172,274	$(98,088)

The $98,088 decrease in commissions for the nine months ended September 30, 2022 is primarily due to a $1,320,377 decrease in final expense first year commissions (corresponding to $1,124,224 decreased final expense first year premiums) that exceed a $446,343 increase in ordinary life first year commissions (corresponding to $492,683 of increased ordinary life first year premiums), $378,376 increase in annuity commissions (corresponding to $13,200,453 of increase annuity deposits retained), $286,219 increase in final expense renewal commissions (corresponding to $2,925,716 increased final expense renewal premiums) and a $111,351 increase in ordinary life renewal commissions (corresponding to $876,515 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $617,090 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2022 was primarily related to increased legal fees and increased third party administration fees primarily related to maintaining increased number of policies in force, increased service requests to the third party administrator and the conversion of RCLIC.

Federal Income Taxes

FTFC filed its 2021 consolidated federal income tax return with TLIC, FBLIC and TMC on October 12, 2022. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2022 and 2021, current income tax expense was $377,462 and $3,180, respectively. Deferred federal income tax expense was $852,879 and $582,763 for the nine months ended September 30, 2022 and 2021, respectively.

Net Income Per Common Share Basic

For the nine months ended September 30, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the nine months ended September 30, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2022, the net income allocated to the Class A shareholders of $4,370,933 is the total net income $4,410,960 less the net income allocated to the Class B shareholders $40,027. For the nine months ended September 30, 2021, the net income allocated to the Class A shareholders $1,809,769 is the total net income $1,827,725 less the net income allocated to the Class B shareholders $17,956.

The weighted average outstanding common shares basic for the nine months ended September 30, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$31,031,373	$26,432,451	$4,598,922
Annuity operations	16,223,377	14,993,233	1,230,144
Corporate operations	1,327,406	492,418	834,988
Total	$48,582,156	$41,918,102	$6,664,054
Income (loss) before income taxes:
Life insurance operations	$2,581,520	$1,703,870	$877,650
Annuity operations	2,137,960	750,050	1,387,910
Corporate operations	881,821	(40,252)	922,073
Total	$5,601,301	$2,413,668	$3,187,633

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$3,170,690	$-	$-	$3,170,690
Net invesment income	1,130,356	126,487	146,742	1,403,585
Net realized investment gains (losses)	132,357	444,885	(8,000)	569,242
Service fees and other income	165,519	658,772	696,246	1,520,537
Total revenue	4,598,922	1,230,144	834,988	6,664,054

Benefits and claims
Increase in future policy benefits	1,280,222	-	-	1,280,222
Death benefits	1,597,387	-	-	1,597,387
Surrenders	230,847	-	-	230,847
Interest credited to policyholders	-	75,428	-	75,428
Dividend, endowment and supplementary life contract benefits	9,950	-	-	9,950
Total benefits and claims	3,118,406	75,428	-	3,193,834
Expenses
Policy acquisition costs deferred net of amortization	784,371	(1,014,439)	-	(230,068)
Amortization of value of insurance business acquired	(3,173)	(3,174)	-	(6,347)
Commissions	(476,464)	378,376	-	(98,088)
Other underwriting, insurance and acquisition expenses	298,132	406,043	(87,085)	617,090
Total expenses	602,866	(233,194)	(87,085)	282,587
Total benefits, claims and expenses	3,721,272	(157,766)	(87,085)	3,476,421
Income before federal income taxes (benefits)	$877,650	$1,387,910	$922,073	$3,187,633

Consolidated Financial Condition

Our invested assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $151,367,454 and $167,356,364 as of September 30, 2022 and December 31, 2021, respectively)	$130,950,632	$184,077,038	$(53,126,406)
Equity securities at fair value (cost: $288,684 and $285,558 as of September 30, 2022 and December 31, 2021, respectively)	335,019	348,218	(13,199)
Mortgage loans on real estate	215,085,189	177,508,051	37,577,138
Investment real estate	540,436	688,345	(147,909)
Policy loans	2,659,876	2,272,629	387,247
Short-term investments	1,844,875	3,296,838	(1,451,963)
Other long-term investments	68,107,038	65,929,215	2,177,823
Total investments	$419,523,065	$434,120,334	$(14,597,269)

The $53,126,406 decrease and $3,331,376 increase in fixed maturity available-for-sale securities for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Fixed maturity securities, available-for-sale, beginning	$184,077,038	$170,647,836
Purchases	35,249,422	14,010,202
Unrealized depreciation	(37,137,496)	(3,479,590)
Net realized investment gains	1,032,494	125,597
Sales proceeds	(51,053,427)	(6,049,876)
Maturities	(952,000)	(900,000)
Premium amortization	(265,399)	(374,957)
Increase (decrease)	(53,126,406)	3,331,376
Fixed maturity securities, available-for-sale, ending	$130,950,632	$173,979,212

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U.S. government, U.S. government agencies, state and political subdivisions, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

The $13,199 decrease and $137,751 increase in equity securities for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Equity securities, beginning	$348,218	$203,003
Purchases	173,992	162,603
Sales proceeds	-	(89)
Joint venture distributions	(162,866)	(60,410)
Net realized investment gains (losses), sale of securities	(8,000)	89
Net realized investment gains (losses), changes in fair value	(16,325)	35,558
Increase (decrease)	(13,199)	137,751
Equity securities, ending	$335,019	$340,754

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The $37,577,138 increase and $4,261,405 decrease in mortgage loans on real estate for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Mortgage loans on real estate, beginning	$177,508,051	$174,909,062
Purchases	122,735,150	74,296,705
Discount accretion	239,127	318,324
Net realized investment gains	-	40,014
Payments	(85,140,505)	(78,319,365)
Foreclosed - transfer to real estate	-	(458,587)
Increase in allowance for bad debts	(256,634)	(94,911)
Amortization of loan origination fees	-	(43,585)
Increase (decrease)	37,577,138	(4,261,405)
Mortgage loans on real estate, ending	$215,085,189	$170,647,657

The $147,909 and $69,591 decreases in investment real estate for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Investment real estate, beginning	$688,345	$757,936
Real estate acquired through mortgage loan foreclosure	-	458,587
Sales proceeds	(200,080)	(818,018)
Net realized investment gains	52,171	289,840
Decrease	(147,909)	(69,591)
Investment real estate, ending	$540,436	$688,345

The $2,177,823 increase and $4,324,234 decrease in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Other long-term investments, beginning	$65,929,215	$71,025,133
Purchases	10,197,724	882,026
Accretion of discount	3,748,011	3,656,835
Payments	(11,767,912)	(8,863,095)
Increase (decrease)	2,177,823	(4,324,234)
Other long-term investments, ending	$68,107,038	$66,700,899

Our assets other than invested assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021

Cash and cash equivalents	$36,930,903	$42,528,046	$(5,597,143)
Accrued investment income	5,113,903	4,879,290	234,613
Recoverable from reinsurers	11,227,495	1,046,381	10,181,114
Assets held in trust under coinsurance agreement	92,791,781	106,210,246	(13,418,465)
Agents' balances and due premiums	1,386,197	1,713,050	(326,853)
Deferred policy acquisition costs	54,079,600	49,717,323	4,362,277
Value of insurance business acquired	4,114,496	4,318,499	(204,003)
Other assets	14,048,417	15,225,765	(1,177,348)
Assets other than investment assets	$219,692,792	$225,638,600	$(5,945,808)

The $5,597,143 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $13,418,465 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The $4,362,277 and $4,150,433 increases in deferred policy acquisition costs for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Balance, beginning of year	$49,717,323	$44,513,669
Capitalization of commissions, sales and issue expenses	9,760,703	9,325,731
Amortization	(5,410,934)	(5,206,030)
Deferred acquisition costs allocated to investments	12,508	30,732
Increase	4,362,277	4,150,433

Balance, end of period	$54,079,600	$48,664,102

Our other assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021
Federal and state income taxes recoverable	$8,221,594	$7,104,791	$1,116,803
Advances to mortgage loan originator	5,109,661	4,382,896	726,765
Advances to private equity company	-	3,000,000	(3,000,000)
Lease asset - right to use	492,143	565,964	(73,821)
Other receivables, prepaid assets and deposits	124,396	81,571	42,825
Guaranty funds	39,823	49,256	(9,433)
Notes receivable	60,800	41,287	19,513
Total other assets	$14,048,417	$15,225,765	$(1,177,348)

There was a $1,116,803 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $726,765 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The $3,000,000 in 2021 advances to a private equity company were repaid with interest in 2022.

Our liabilities as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021

Policy liabilities
Policyholders' account balances	$377,161,511	$373,647,869	$3,513,642
Future policy benefits	106,368,687	88,735,716	17,632,971
Policy claims	2,226,313	2,381,183	(154,870)
Other policy liabilities	181,552	88,847	92,705
Total policy liabilities	485,938,063	464,853,615	21,084,448
Funds withheld under coinsurance agreement	92,720,718	106,586,633	(13,865,915)
Deferred federal income taxes	2,022,935	8,966,303	(6,943,368)
Other liabilities	10,460,607	10,957,832	(497,225)
Total liabilities	$591,142,323	$591,364,383	$(222,060)

The $3,513,642 and $14,553,049 increases in policyholders’ account balances for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Policyholders' account balances, beginning	$373,647,869	$362,519,753
Deposits	38,044,149	25,215,132
Withdrawals	(52,755,265)	(24,013,421)
Change in funds withheld under coinsurance agreement	5,642,670	3,864,288
Acquisition of Royalty Capital Life Insurance Company	3,019,610	-
Interest credited	9,562,478	9,487,050
Increase	3,513,642	14,553,049
Policyholders' account balances, ending	$377,161,511	$377,072,802

The $17,632,971 increase in future policy benefits during the nine months ended September 30, 2022 is primarily related to the acquisition of Royalty Capital Life Insurance Company of $8,102,093, the production of new life insurance policies and the aging of existing policies an additional year.

The $6,943,368 decrease in deferred federal income taxes during the nine months ended September 30, 2022 was due to $7,796,247 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $852,879 of operating deferred federal tax expense.

The $13,865,915 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021
Mortgage loans suspense	$4,645,433	$7,533,274	$(2,887,841)
Suspense accounts payable	3,654,655	435,471	3,219,184
Accrued expenses payable	726,000	728,000	(2,000)
Payable for securities purchased	511,308	1,465,173	(953,865)
Lease liability	492,143	565,964	(73,821)
Unclaimed funds	276,938	159,627	117,311
Accounts payable	76,290	61,307	14,983
Unearned investment income	96,927	91,206	5,721
Deferred revenue	55,000	63,250	(8,250)
Guaranty fund assessments	21,000	21,000	-
Other payables, withholdings and escrows	(95,087)	(166,440)	71,353
Total other liabilities	$10,460,607	$10,957,832	$(497,225)

The reduction in mortgage loan suspense of $2,887,841 is primarily due to timing of principal loan payments on mortgage loans.

As of September 30, 2022, the Company had $511,308 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $1,465,173 of security purchases overlapping financial reporting periods as of December 31, 2021.

The $3,219,184 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2022, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2022, we had cash and cash equivalents totaling $36,930,903. As of September 30, 2022, cash and cash equivalents of $17,590,153 and $14,980,290, respectively, totaling $32,570,443 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $4,068,590 as of December 31, 2021. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,495,631 in 2022 without prior approval. In 2022, FBLIC has paid a $3,200,000 dividend to TLIC, of which $1,495,631 is considered ordinary and $1,704,369 is considered extraordinary. Dividends paid by FBLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC. In 2022, TLIC has paid a $2,200,000 return of capital to FTFC. Return of capital paid by TLIC is eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $35,149,513 and $40,431,952 as of September 30, 2022 and December 31, 2021, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2022, the Company did not renew it’s $1.5 million line of credit with a bank to provide working capital and funds for expansion. For the one year period ending September 15, 2022 the Company’s line of credit with a bank allowed for advances, repayments and re-borrowings. Any outstanding advances would incur interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360 day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit would be assessed a 1% non usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit during the years it was provided.

Our cash flows for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Net cash provided by operating activities	$22,973,625	$12,847,756	$10,125,869
Net cash provided by (used in) investing activities	(13,859,652)	8,745,406	(22,605,058)
Net cash provided by (used in) financing activities	(14,711,116)	1,201,711	(15,912,827)
Increase (decrease) in cash and cash equivalents	(5,597,143)	22,794,873	(28,392,016)
Cash and cash equivalents, beginning of period	42,528,046	40,230,095	2,297,951
Cash and cash equivalents, end of period	$36,930,903	$63,024,968	$(26,094,065)

The $22,973,625 and $12,847,756 provided by operating activities for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2022	2021	2022 less 2021
Premiums collected	$26,457,969	$23,259,786	$3,198,183
Net investment income collected	15,432,168	14,849,767	582,401
Service fees and other income collected	1,785,504	264,966	1,520,538
Death benefits paid	(9,458,660)	(8,157,510)	(1,301,150)
Surrenders paid	(1,065,392)	(834,545)	(230,847)
Dividends and endowments paid	(235,927)	(227,341)	(8,586)
Commissions paid	(8,733,579)	(9,045,723)	312,144
Other underwriting, insurance and acquisition expenses paid	(7,141,711)	(6,509,023)	(632,688)
Taxes paid	(1,454,266)	(2,385,516)	931,250
Decreased advances to a private equity company	3,000,000	-	3,000,000
(Increased) decreased advances to mortgage loan originator	(726,765)	71,515	(798,280)
Increased (decreased) deposits of pending policy applications	3,219,184	(2,320,623)	5,539,807
Decreased funds under coinsurance agreement	5,195,220	3,948,538	1,246,682
Increased (decreased) mortgage loan suspense	(2,911,306)	4,681	(2,915,987)
Other	(388,814)	(71,216)	(317,598)
Net cash provided by operating activities	$22,973,625	$12,847,756	$10,125,869

Please see the statements of cash flows for the nine months ended September 30, 2022 and 2021 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2022 and December 31, 2021 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2022	December 31, 2021	2022 less 2021

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 9,631,920 and 8,909,276 issued as of
September 30, 2022 and December 31, 2021, respectively, 9,384,340 and 8,661,696 outstanding as of September 30, 2022 and December 31, 2021, respectively)	$96,319	$89,093	$7,226
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2022 and December 31, 2021)	1,011	1,011	-
Additional paid-in capital	43,668,023	39,078,485	4,589,538
Treasury stock, at cost (247,580 shares as of September 30, 2022 and December 31, 2021)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(16,124,914)	13,203,827	(29,328,741)
Accumulated earnings	21,327,042	16,916,082	4,410,960
Total shareholders' equity	$48,073,534	$68,394,551	$(20,321,017)

The decrease in shareholders’ equity of $20,321,017 for the nine months ended September 30, 2022 is primarily due to $29,328,741 decrease in accumulated other comprehensive income (loss) that exceeded an increase in additional paid-in capital and class A common stock of $4,596,764 (acquisition of Royalty Capital Life Insurance Company) and $4,410,960 in net income.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($20,416,822) and $16,720,674 as of September 30, 2022 and December 31, 2021, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $36,105,002 in unrealized losses arising for the nine months ended September 30, 2022 has been offset by 2022 net realized investment gains of $1,032,494 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $37,137,496.

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

As of September 30, 2022, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 11.4% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2022, the Company has outstanding advances to this loan originator totaling $5,103,860. The advances are secured by $8,191,808 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,396,140 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2022, $753,945 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2022, $636,856 of that escrow amount is available to the Company as additional collateral on $5,103,860 of advances to the loan originator. The remaining September 30, 2022 escrow amount of $117,089 is available to the Company as additional collateral on its investment of $23,417,756 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2022 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 10, 2022	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 10, 2022	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer