Form 10-K
period 2022-12-31
First Trinity Financial CORP
filed 2023-03-09
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 6, 2023, the registrant had 9,384,340 shares of Class A common stock, 0.01 par value, outstanding and 101,102 shares of Class B common stock, 0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2023 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), Trinity Mortgage Corporation (“TMC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing and operatinga life insurance subsidiary.

The Company owns 100% of TLIC. TLIC owns 100% of FBLIC. TLIC and FBLIC are primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life insurance products and annuity contracts to individuals.

TLIC’s and FBLIC’s current product portfolio consists of a modified premium whole life insurance policy with a flexible premium deferred annuity rider, whole life, term, final expense, accidental death and dismemberment policies and annuity contracts. The term products are both renewable and convertible and issued for 10, 15, 20 and 30 years. They can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense policies are issued as either a simplified issue or as a graded benefit, determined by underwriting. The TLIC and FBLIC products are sold through independent agents.

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

The Company owns 100% of TAI. TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados. TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados. TAI was initially involved in developing life insurance contracts but is now issuing life insurance policies and annuity contracts through an association with distribution channels. The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2022, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation.

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

On January 4, 2022, FTFC acquired Royalty Capital Life Insurance Company (“RCLIC”) from Royalty Capital Corporation (“Royalty”) in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. The acquisition of RCLIC was accounted for as a purchase and the net acquisition consideration was recorded at $4,596,764. Royalty was dissolved immediately after FTFC acquired RCLIC. On March 1, 2022, the Missouri Department of Commerce and Insurance (“MDCI”) approved FTFC’s contribution and merger of RCLIC into FBLIC.

Financial Information about Segments

The Financial Accounting Standards Board (“FASB”) guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The discussion of segment operating results that follows is being provided based on segment data prepared in accordance with this methodology.

Our business segments are as follows:

●	Life insurance operations, consisting of the life insurance operations of TLIC, FBLIC and TAI;
●	Annuity operations, consisting of the annuity operations of TLIC, FBLIC and TAI and
●	Corporate operations, which includes the results of the parent company and TMC after the elimination of intercompany amounts.

Please see item 8 below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2022 and 2021 for additional information regarding segment information.

Life Insurance and Annuity Operations

Our Life Insurance and Annuity Operations consists of issuing ordinary whole life insurance, endowments, modified premium whole life with an annuity rider, term, final expense and accidental death and dismemberment policies and annuity contracts. The policies can be issued with premiums fully guaranteed for the entire term period or with a limited premium guarantee. The final expense policies are issued as either a simplified issue or as a graded benefit, determined by underwriting. Our products are marketed through independent agents.

FBLIC renewed its administrative services agreement with Investors Heritage Life Insurance Company (“IHLIC”) on November 1, 2022. Under the terms of this agreement, the services provided by IHLIC include underwriting, policy issue, accounting, claims processing and other services incidental to the operations of FBLIC. The agreement is effective for a period of five (5) years from November 1, 2022 through October 31, 2027 and includes a provision that the agreement may be terminated at any time by either party with a 12 month written notice.

FBLIC executed an actuarial consulting services agreement with IHLIC on November 1, 2022. Under the terms of this agreement, the services provided by IHLIC include actuarial services for the operations of FBLIC. The agreement is effective for a period of five (5) years from November 1, 2022 through October 31, 2027 and includes a provision that the agreement may be terminated at any time by either party with a 12 month written notice.

TLIC renewed its administrative services agreement with IHLIC on November 1, 2022, after a written extension of the previous administrative services agreement. Under the terms of this agreement, the services provided by IHLIC include underwriting, policy issue, accounting, claims processing and other services incidental to the operations of TLIC. The agreement is effective for a period of five (5) years from November 1, 2022 through October 31, 2027 and includes a provision that the agreement may be terminated at any time by either party with a 12 month written notice.

TLIC executed an actuarial consulting services agreement with IHLIC on November 1, 2022. Under the terms of this agreement, the services provided by IHLIC include actuarial services for the operations of TLIC. The agreement is effective for a period of five (5) years from November 1, 2022 through October 31, 2027 and includes a provision that the agreement may be terminated at any time by either party with a 12 month written notice.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2022 and 2021, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2022
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$921,920	2.99%	$25,000	0.04%
Arizona	442,595	1.43%	269,566	0.43%
Arkansas	566,066	1.83%	16,747	0.03%
Colorado	973,082	3.15%	100,862	0.16%
Georgia	1,654,780	5.36%	1,818,675	2.89%
Illinois	2,006,450	6.50%	111,400	0.18%
Indiana	1,289,690	4.18%	1,136,537	1.81%
Kansas	1,820,746	5.90%	716,355	1.14%
Kentucky	1,044,357	3.39%	-	0.00%
Louisiana	862,247	2.80%	-	0.00%
Michigan	629,161	2.04%	7,000	0.01%
Missouri	1,561,917	5.06%	179,761	0.29%
Nebraska	324,863	1.05%	746,395	1.19%
North Carolina	3,178,613	10.30%	10,850,213	17.27%
North Dakota	72,958	0.24%	9,781,465	15.57%
Ohio	3,553,991	11.52%	58,260	0.09%
Oklahoma	1,088,430	3.53%	1,056,389	1.68%
Pennsylvania	1,154,154	3.74%	632,396	1.01%
Tennessee	1,121,426	3.64%	100,560	0.16%
Texas	4,685,265	15.20%	33,306,666	52.99%
Virginia	804,417	2.61%	677,730	1.08%
All other states	1,091,412	3.54%	1,244,190	1.98%
Total direct collected premiums and considerations	$30,848,540	100.00%	$62,836,167	100.00%

	Year Ended December 31, 2021
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$843,151	2.92%	$50	0.00%
Arizona	341,758	1.18%	319,896	1.18%
Arkansas	489,330	1.70%	2,515	0.01%
Colorado	919,815	3.19%	308,654	1.14%
Georgia	1,497,321	5.19%	44,001	0.16%
Illinois	1,903,424	6.59%	48,465	0.18%
Indiana	1,234,029	4.28%	3,199	0.01%
Kansas	1,954,708	6.77%	831,673	3.08%
Kentucky	932,317	3.23%	-	0.00%
Louisiana	833,068	2.89%	-	0.00%
Michigan	590,588	2.05%	7,000	0.03%
Missouri	1,371,098	4.75%	70,458	0.26%
Nebraska	245,945	0.85%	363,880	1.35%
North Carolina	2,804,312	9.72%	11,300	0.04%
North Dakota	77,487	0.27%	6,381,134	23.61%
Ohio	3,511,329	12.17%	97,575	0.36%
Oklahoma	1,130,185	3.92%	1,081,878	4.00%
Pennsylvania	1,154,791	4.00%	742,343	2.75%
Tennessee	936,309	3.24%	2,400	0.01%
Texas	4,475,015	15.49%	15,951,287	59.04%
Virginia	668,056	2.31%	-	0.00%
All other states	950,105	3.29%	754,929	2.79%
Total direct collected premiums and considerations	$28,864,141	100.00%	$27,022,637	100.00%

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

In 2022, FBLIC entered into group life insurance coinsurance agreement with Texas Republic Life Insurance Company (“TRLIC”), whereby generally 50% of TRLIC group life insurance policies and premiums were ceded to FBLIC. FBLIC contractually reimburses TRLIC for generally 50% of the related commissions, submission costs, maintenance costs, marketing costs and other costs related to the production of group life insurance policies.

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

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $3,633,769 as of December 31, 2022. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,237,769 in 2023 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. FBLIC has paid no dividends TLIC in 2021. These dividends would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 6, 2023, the Company had eighteen full-time employees.

Item 2. Properties

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

Item 3. Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from them will not have a material effect on the Company’s financial position, results of operations or cash flow. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation. As summarized below, the Company is currently involved in three pending lawsuits.

A lawsuit filed by the Company and its Chairman and Chief Executive Officer, Gregg E. Zahn (“Mr. Zahn”) styled First Trinity Financial Corporation and Gregg E. Zahn vs. C. Wayne Pettigrew and Group & Pension Planners was originally filed in 2013 in the District Court of Tulsa County, Oklahoma against former Company Board of Director, C. Wayne Pettigrew (“Mr. Pettigrew”). The Company and Mr. Zahn alleged that Mr. Pettigrew defamed Mr. Zahn and the Company and that Mr. Pettigrew breached his fiduciary duties to the Company by making untrue statements about the Company and Mr. Zahn to the press, state regulators and to certain shareholders.

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

The Company, through its life insurance subsidiary, TLIC, commenced two lawsuits as plaintiff, both in the New York Supreme Court, New York County, one on June 29, 2020 and another on March 4, 2022, for breach of contract against a company for failure to advance funding to lottery ticket winners to the detriment of TLIC and against various of that company’s associated persons for unjust enrichment and fraud perpetuated on TLIC. The cases are entitled “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, and Monica L. Ray, Index No. 652780/2020” (New York Supreme Court, New York County) and “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, Julie Casal, and Monica L. Ray, Index No. 651023/2022” (New York Supreme Court, New York County). The Company is vigorously prosecuting this case against the defendants. The Company faces no exposure in connection with either action since no counterclaims or cross claims have been made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

The third lawsuit involves an insurance holding company and one of its insurance subsidiaries, which was instituted suit in District Court of Travis County, Texas, entitled Citizens, Inc., CICA Life Ltd., and CICA Life Insurance Company of America, Plaintiffs, v. Randall H. Riley, Citizens American Life, LLC, Citizens American Life, Inc., Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva, Esperanza Peralta De Delgado, Michael P. Buchweitz, Jonathan M. Pollio, Steven A. Rekedal, First Trinity Financial Corporation, Trinity American, Inc., and International Marketing Group S.A., LLC, Defendants, against the Company and several associated persons on November 7, 2018. The plaintiffs accused the several defendants, including the Company and its subsidiary company, Trinity American, Inc. (“Trinity American”) of misappropriating trade secrets under the Texas Uniform Trade Secrets Act. The plaintiffs have also alleged claims for common law unfair competition, civil conspiracy, and unjust enrichment against all of the defendants. The plaintiffs also alleged that Trinity American’s predecessor entity tortiously interfered with the plaintiffs’ contracts, and alleged several other causes of action, including breaches of contract and tortious interference with contract against the remaining defendants.

The causes of action all are alleged to have arisen from the alleged conduct of the various individual defendants, three of whom are former employees of the plaintiffs. The plaintiffs alleged that defendant Randall H. Riley and other terminated employees, after being terminated by the plaintiffs, worked on creating a competing business selling whole life insurance in international markets. Several of the individual defendants have counterclaimed against the plaintiffs seeking damages for breach of contract based on commissions they were denied when the plaintiffs wrongfully terminated their sales agreements. Mr. Riley died in October 2022. Trial of the case has been delayed indefinitely pending action from the Travis County Probate Court with respect to the estate of Mr. Riley. The Company believes the plaintiffs’ claims against the Company are entirely without merit and it is conducting a vigorous defense. Management believes that the ultimate resolution of this lawsuit will not be material in relation to the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information

Trading of the Company’s common stock is limited and an established public market does not exist.

(b)	Holders

As of March 6, 2023, there were approximately 7,800 shareholders of the Company’s outstanding common stock.

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

Prior to  2020, we had never declared or paid cash dividends on our common stock. In 2020, our Board of Directors declared and paid a $0.05 per share cash dividends on our Class A common stock.

The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requi rements of our business and other factors.

Although a cash dividend of $0.05 per share or $393,178 was paid to our Class A shareholders in 2020, the Board of Directors of the Company has not adopted a dividend payment policy; however, dividends must necessarily depend upon the Company’s earnings and financial condition, applicable legal restrictions, and other factors relevant at the time the Board of Directors considers the declaration of a cash dividend. Cash available for dividends to shareholders of the Company must initially come from income and capital gains earned on its investment portfolio and dividends paid by the Company’s subsidiaries.

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

Item 6.  Reserved

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

On January 4, 2022, FTFC acquired RCLIC from Royalty in exchange for 722,644 shares of FTFC’s Class A common stock issued to unrelated parties. Royalty was dissolved immediately after FTFC acquired RCLIC. On March 1, 2022, the Missouri Department of Commerce and Insurance approved FTFC’s contribution and merger of RCLIC into FBLIC.

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

As of December 31, 2022 and 2021, there was $4,691,773 and $4,421,379, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $257,470 in 2023, $215,134 in 2024, $202,009 in 2025, $176,859 in 2026 and $170,026 in 2027.

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

Recent Accounting Pronouncements

Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024. Early adoption is permitted but not likely to be elected by the Company. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented.

With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

Income Taxes – Simplifying the Accounting for Income Taxes

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

Transition for Sold Contracts

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date.

Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contacts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity’s future cash flows, this reclassification may not be useful to users of financial information. The amendments in this guidance are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted but not likely to be elected by the Company. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Premiums	$35,705,560	$31,922,288	$3,783,272
Net investment income	26,221,172	23,984,188	2,236,984
Net realized investment gains	544,217	898,551	(354,334)
Service fees	3,004,324	228,597	2,775,727
Other income	83,826	82,617	1,209
Total revenues	65,559,099	57,116,241	8,442,858
Benefits and claims	41,171,820	37,354,646	3,817,174
Expenses	16,416,627	16,088,307	328,320
Total benefits, claims and expenses	57,588,447	53,442,953	4,145,494
Income before federal income tax expense	7,970,652	3,673,288	4,297,364
Federal income tax expense	1,785,949	815,918	970,031
Net income	$6,184,703	$2,857,370	$3,327,333
Net income per common share
Class A common stock	$0.6531	$0.3266	$0.3265
Class B common stock	$0.5551	$0.2776	$0.2775

Consolidated Condensed Financial Position as of December 31, 2022 and 2021

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021

Investment assets	$442,069,335	$434,120,334	$7,949,001
Assets held in trust under coinsurance agreement	92,033,769	106,210,246	(14,176,477)
Other assets	131,760,933	119,428,354	12,332,579
Total assets	$665,864,037	$659,758,934	$6,105,103

Policy liabilities	$504,059,423	$464,853,615	$39,205,808
Funds withheld under coinsurance agreement	92,301,039	106,586,633	(14,285,594)
Deferred federal income taxes	2,677,411	8,966,303	(6,288,892)
Other liabilities	15,173,652	10,957,832	4,215,820
Total liabilities	614,211,525	591,364,383	22,847,142
Shareholders' equity	51,652,512	68,394,551	(16,742,039)
Total liabilities and shareholders' equity	$665,864,037	$659,758,934	$6,105,103

Shareholders' equity per common share
Class A common stock	$5.4542	$7.8186	$(2.3644)
Class B common stock	$4.6360	$6.6458	$(2.0098)

Results of Operations – Years Ended December 31, 2022 and 2021

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Premiums	$35,705,560	$31,922,288	$3,783,272
Net investment income	26,221,172	23,984,188	2,236,984
Net realized investment gains	544,217	898,551	(354,334)
Service fees	3,004,324	228,597	2,775,727
Other income	83,826	82,617	1,209
Total revenues	$65,559,099	$57,116,241	$8,442,858

The $8,442,858 increase in total revenues for the year ended December 31, 2022 is discussed below.

Premiums

Our premiums for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Ordinary life first year	$2,654,456	$1,781,561	$872,895
Ordinary life renewal	4,958,248	3,937,981	1,020,267
Final expense first year	4,314,119	5,907,114	(1,592,995)
Final expense renewal	23,778,737	20,295,632	3,483,105
Total premiums	$35,705,560	$31,922,288	$3,783,272

The $3,783,272 increase in premiums for the year ended December 31, 2022 is primarily due to a $3,483,105 increase in final expense renewal premiums, $1,020,267 increase in ordinary life renewal premiums, $872,895 increase in ordinary life first year premiums that exceeded a $1,592,995 decrease in final expense first year premiums.

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

Service Fees

The $2,775,727 increase in service fees for the year ended December 31, 2022 is primarily due to brokering mortgage loans for a fee to third parties.

Net Investment Income

The major components of our net investment income for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities	$7,061,501	$7,121,593	$(60,092)
Equity securities	211,290	121,585	89,705
Other long-term investments	4,975,205	4,806,506	168,699
Mortgage loans	16,850,320	14,263,706	2,586,614
Policy loans	194,814	163,893	30,921
Short-term and other investments	243,315	107,221	136,094
Gross investment income	29,536,445	26,584,504	2,951,941

Investment expenses	(3,315,273)	(2,600,316)	714,957
Net investment income	$26,221,172	$23,984,188	$2,236,984

The $2,951,941 increase in gross investment income for the year ended December 31, 2022 is primarily due to $2,586,614 increase in mortgage loans, $168,699 increase in other long-term investments and a $136,094 increase in short-term and other investments.

In twelve months since December 31, 2021, our investments in mortgage loans increased approximately $64.8 million. In twelve months since December 31, 2021, our investments in other long-term investments increased approximately $1.6 million. The increase in short-term and other investment is due to higher gross effective yields on securities held in the portfolio and an increase in other investments.

The $714,957 increase in investment expense for the year ended December 31, 2022 is primarily related to increased mortgage loan acquisition expenses.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities, mortgage loans on real estate, investment real estate, equity securities, other long-term investments and changes in the fair value of equity securities.

Our net realized investment gains for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$58,393,624	$14,374,511	$44,019,113
Amortized cost at sale date	57,531,842	13,760,736	43,771,106
Net realized gains	$861,782	$613,775	$248,007

Mortgage loans on real estate:
Sale proceeds	$-	$28,966,890	$(28,966,890)
Cost at sale date	-	28,931,580	(28,931,580)
Net realized gains	$-	$35,310	$(35,310)

Investment real estate:
Sale proceeds	$200,080	$818,018	$(617,938)
Carrying value at sale date	147,909	528,178	(380,269)
Net realized gains	$52,171	$289,840	$(237,669)

Equity securities at fair value:
Sale proceeds	$-	$89	$(89)
Cost at sale date	8,000	-	8,000
Net realized gains (losses)	$(8,000)	$89	$(8,089)

Other long-term investments:
Sale proceeds	$16,308,664	$12,812,964	$3,495,700
Carrying value at sale date	16,731,242	12,896,303	3,834,939
Net realized losses	$(422,578)	$(83,339)	$(339,239)

Equity securities, changes in fair value	$60,842	$42,876	$17,966

Net realized investment gains	$544,217	$898,551	$(354,334)

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Benefits and claims
Increase in future policy benefits	$13,713,452	$12,121,912	$1,591,540
Death benefits	12,998,679	11,054,856	1,943,823
Surrenders	1,414,622	1,198,363	216,259
Interest credited to policyholders	12,714,469	12,663,112	51,357
Dividend, endowment and supplementary life contract benefits	330,598	316,403	14,195
Total benefits and claims	41,171,820	37,354,646	3,817,174

Expenses
Policy acquisition costs deferred	(13,734,859)	(12,102,070)	(1,632,789)
Amortization of deferred policy acquisition costs	7,280,457	6,932,504	347,953
Amortization of value of insurance business acquired	270,394	274,478	(4,084)
Commissions	12,776,046	12,069,749	706,297
Other underwriting, insurance and acquisition expenses	9,824,589	8,913,646	910,943
Total expenses	16,416,627	16,088,307	328,320
Total benefits, claims and expenses	$57,588,447	$53,442,953	$4,145,494

The $4,145,494 increase in total benefits, claims and expenses for the year ended December 31, 2022 is discussed below.

Benefits and Claims

The $3,817,174 increase in total benefits and claims for the year ended December 31, 2022 is primarily due to the following:

●	$1,943,823 increase in death benefits is primarily due to approximately $1,700,000 of increased final expense benefits and $244,000 of increased ordinary life benefits.

●	$1,591,540 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$216,259 increase in surrenders is based upon policyholder election on life insurance policies.

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

For the years ended December 31, 2022 and 2021, capitalized costs were $13,734,859 and $12,102,070, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2022 and 2021 were $7,280,457 and $6,932,504.

The $1,632,789 increase in the 2022 acquisition costs deferred primarily relates to increased ordinary life first year and annuity production and deferral of increased eligible commissions and expenses. There was an $347,953 increase in the 2022 amortization of deferred acquisition costs due to 2022 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $270,394 and $274,478 for the years ended December 31, 2022 and 2021, respectively.

Commissions

Our commissions for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Annuity	$2,099,439	$807,782	$1,291,657
Ordinary life first year	2,760,258	1,958,212	802,046
Ordinary life renewal	440,973	307,789	133,184
Final expense first year	5,180,713	7,039,287	(1,858,574)
Final expense renewal	2,294,663	1,956,679	337,984
Total commissions	$12,776,046	$12,069,749	$706,297

The $706,297 increase in commissions for the year ended December 31, 2022 is primarily due to a $1,291,657 increase in annuity commissions that correspond to a $39,331,353 increase in retained annuity deposits, $802,046 increase in ordinary life first year commissions that corresponds to an $872,895 increase in ordinary life first year premiums, $337,984 increase in final expense renewal commissions that correspond to a $3,483,105 increase in final expense renewal premiums, $133,184 increase in ordinary life renewal commissions that correspond to a $1,020,267 increase in ordinary life renewal premiums that exceeded a $1,858,574 decrease in final expense first year commissions that corresponded to a $1,592,995 decrease in final expense first year premiums.

Other Underwriting, Insurance and Acquisition Expenses

The $910,943 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2022 was primarily related to increased staffing, board fees, third party administration fees primarily related to maintaining increased number of policies in force, increased service requests to the third party administrator and the conversion of RCLIC.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2022 and 2021, current income tax expense (benefit) was $758,465 and ($76,513), respectively. Deferred federal income tax expense was $1,027,484 and $892,431 for the years ended December 31, 2022 and 2021, respectively.

Net Income Per Common Share Basic

For the year ended December 31, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the year ended December 31, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2022, the net income allocated to the Class A shareholders of $6,128,581 is the total net income $6,184,703 less the net income allocated to the Class B shareholders $56,122. For the year ended December 31, 2021, the net income allocated to the Class A shareholders $2,829,299 is the total net income $2,857,370 less the net income allocated to the Class B shareholders $28,071.

The weighted average outstanding common shares basic for the year ended December 31, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Revenues:
Life insurance operations	$41,826,391	$36,680,116	$5,146,275
Annuity operations	21,351,816	19,842,580	1,509,236
Corporate operations	2,380,892	593,545	1,787,347
Total	$65,559,099	$57,116,241	$8,442,858

Income before federal income taxes:
Life insurance operations	$3,139,886	$2,498,832	$641,054
Annuity operations	3,028,852	1,110,528	1,918,324
Corporate operations	1,801,914	63,928	1,737,986
Total	$7,970,652	$3,673,288	$4,297,364

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2022 and 2021 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$3,783,272	$-	$-	$3,783,272
Net invesment income	1,157,320	820,372	259,292	2,236,984
Net realized investment gains	(51,284)	(295,050)	(8,000)	(354,334)
Service fees and other income	256,967	983,914	1,536,055	2,776,936
Total revenue	5,146,275	1,509,236	1,787,347	8,442,858

Benefits and claims
Increase in future policy benefits	1,591,540	-	-	1,591,540
Death benefits	1,943,823	-	-	1,943,823
Surrenders	216,259	-	-	216,259
Interest credited to policyholders	-	51,357	-	51,357
Dividend, endowment and supplementary life contract benefits	14,195	-	-	14,195
Total benefits and claims	3,765,817	51,357	-	3,817,174
Expenses
Policy acquisition costs deferred net of amortization	960,368	(2,245,204)	-	(1,284,836)
Amortization of value of insurance business acquired	(2,042)	(2,042)	-	(4,084)
Commissions	(585,360)	1,291,657	-	706,297
Other underwriting, insurance and acquisition expenses	366,438	495,144	49,361	910,943
Total expenses	739,404	(460,445)	49,361	328,320
Total benefits, claims and expenses	4,505,221	(409,088)	49,361	4,145,494
Income (loss) before federal income taxes (benefits)	$641,054	$1,918,324	$1,737,986	$4,297,364

Consolidated Financial Condition

Our invested assets as of December 31, 2022 and 2021 are summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $144,744,158 and $167,356,364 as of December 31, 2022 and 2021, respectively)	$126,612,890	$184,077,038	$(57,464,148)
Equity securities at fair value (cost: $276,131 and $285,558 as of December 31, 2022 and 2021, respectively)	399,633	348,218	51,415
Mortgage loans on real estate	242,314,128	177,508,051	64,806,077
Investment real estate	540,436	688,345	(147,909)
Policy loans	2,840,887	2,272,629	568,258
Short-term investments	1,860,578	3,296,838	(1,436,260)
Other long-term investments	67,500,783	65,929,215	1,571,568
Total investments	$442,069,335	$434,120,334	$7,949,001

The $57,464,148 decrease and $13,429,202 increase in fixed maturity available-for-sale securities for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Fixed maturity securities, available-for-sale, beginning	$184,077,038	$170,647,836
Purchases	35,249,421	33,163,143
Unrealized depreciation	(34,851,942)	(5,496,152)
Net realized investment gains	861,782	613,775
Sales proceeds	(57,441,624)	(13,224,511)
Maturities	(952,000)	(1,150,000)
Premium amortization	(329,785)	(477,053)
Increase (decrease)	(57,464,148)	13,429,202
Fixed maturity securities, available-for-sale, ending	$126,612,890	$184,077,038

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders’ equity within accumulated other comprehensive income (loss). The available-for-sale fixed maturity securities portfolio is invested in U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred securities and certificate of deposit.

The $51,415 and $145,215 increases in equity securities available-for-sale for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Equity securities, available-for-sale, beginning	$348,218	$203,003
Purchases	215,470	181,243
Sales proceeds	-	(89)
Joint venture distribution	(216,897)	(78,904)
Net realized investment gains (loss), sale of securities	(8,000)	89
Net realized investment gains, changes in fair value	60,842	42,876
Increase	51,415	145,215
Equity securities, available-for-sale, ending	$399,633	$348,218

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The $64,806,077 and $2,598,989 increases in mortgage loans on real estate for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Mortgage loans on real estate, beginning	$177,508,051	$174,909,062
Purchases	183,102,781	107,238,975
Discount accretion	250,089	428,411
Net realized investment gains	-	35,310
Payments	(118,132,864)	(104,436,910)
Foreclosed - transferred to real estate	-	(458,587)
Increase in allowance for bad debts	(413,929)	(164,625)
Amortization of loan origination fees	-	(43,585)
Increase	64,806,077	2,598,989
Mortgage loans on real estate, ending	$242,314,128	$177,508,051

The $147,909 and $69,591 decreases in investment real estate for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Investment real estate, beginning	$688,345	$757,936
Real estate acquired through mortgage loan foreclosure	-	458,587
Sales proceeds	(200,080)	(818,018)
Net realized investment gains	52,171	289,840
Decrease	(147,909)	(69,591)
Investment real estate, ending	$540,436	$688,345

The $1,571,568 increase and $5,095,918 decrease in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Other long-term investments, beginning	$65,929,215	$71,025,133
Purchases	13,327,014	2,993,805
Discount accretion	4,975,796	4,806,580
Net realized investment losses	(422,578)	(83,339)
Payments	(16,308,664)	(12,812,964)
Increase (decrease)	1,571,568	(5,095,918)
Other long-term investments, ending	$67,500,783	$65,929,215

Our assets other than invested assets as of December 31, 2022 and 2021 are summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021

Cash and cash equivalents	$33,542,725	$42,528,046	$(8,985,321)
Accrued investment income	5,580,175	4,879,290	700,885
Recoverable from reinsurers	11,102,875	1,046,381	10,056,494
Assets held in trust under coinsurance agreement	92,033,769	106,210,246	(14,176,477)
Agents' balances and due premiums	1,253,077	1,713,050	(459,973)
Deferred policy acquisition costs	56,183,785	49,717,323	6,466,462
Value of insurance business acquired	4,048,105	4,318,499	(270,394)
Other assets	20,050,191	15,225,765	4,824,426
Assets other than investment assets	$223,794,702	$225,638,600	$(1,843,898)

The $8,985,321 decrease in cash and cash equivalents for the year ended December 31, 2022 and the corresponding increase of $2,297,951 for the year ended December 31, 2021 are summarized in the Company’s consolidated statements of cash flows.

The $14,176,477 decrease in assets held in trust under the coinsurance agreement is due to annuity surrenders on ceded business under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Balance, beginning of year	$49,717,323	$44,513,669
Capitalization of commissions, sales and issue expenses	13,734,859	12,102,070
Amortization	(7,280,457)	(6,932,504)
Deferred acquisition costs allocated to investments	12,060	34,088

Balance, end of year	$56,183,785	$49,717,323

Our other assets as of December 31, 2022 and December 31, 2021 are summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021
Federal and state income taxes recoverable	$8,887,609	$7,104,791	$1,782,818
Advances to an independently owned investment firm	5,000,000	-	5,000,000
Advances to mortgage loan originator	4,743,041	4,382,896	360,145
Advances to private equity company	-	3,000,000	(3,000,000)
Guaranty funds	699,865	49,256	650,609
Lease asset - right to use	467,536	565,964	(98,428)
Other receivables, prepaid assets and deposits	194,737	81,571	113,166
Notes receivable	57,403	41,287	16,116
Total other assets	$20,050,191	$15,225,765	$4,824,426

There was a $1,782,818 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

The $5,000,000 increase in advances is due to the Company making a promissory note to an independently owned investment firm. The promissory note bears interest and is collateralized by structured settlement receivables, lottery receivables and annuity payment receivables.

During 2022, a private equity company repaid advances of $3,000,000 to the Company with interest.

There was a $360,145 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

There was a $650,609 increase in the guaranty fund from increased insolvency of life insurance companies.

Our liabilities as of December 31, 2022 and 2021 are summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021

Policy liabilities
Policyholders' account balances	$391,359,944	$373,647,869	$17,712,075
Future policy benefits	110,012,174	88,735,716	21,276,458
Policy claims	2,541,088	2,381,183	159,905
Other policy liabilities	146,217	88,847	57,370
Total policy liabilities	504,059,423	464,853,615	39,205,808
Funds withheld under coinsurance agreement	92,301,039	106,586,633	(14,285,594)
Deferred federal income taxes	2,677,411	8,966,303	(6,288,892)
Other liabilities	15,173,652	10,957,832	4,215,820
Total liabilities	$614,211,525	$591,364,383	$22,847,142

The $21,276,458 increase in future policy benefits is primarily related to the production of new life insurance policies and the aging of existing policies.

The $17,712,075 and $11,128,116 increases in policyholders’ account balances for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,
	2022	2021
Policyholders' account balances, beginning	$373,647,869	$362,519,753
Deposits	67,308,368	28,708,203
Withdrawals	(72,595,697)	(35,383,965)
Funds withheld under coinsurance agreement	7,265,325	5,140,766
Acquisition of Royalty Capital Life Insurance Company	3,019,610	-
Interest credited	12,714,469	12,663,112
Increase	17,712,075	11,128,116
Policyholders' account balances, ending	$391,359,944	$373,647,869

The $6,288,892 decrease in deferred federal income taxes was due to $7,316,376 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale and $1,027,484 of operating deferred federal tax expense.

The $14,285,594 decrease in funds withheld under coinsurance agreement is due to a decrease in annuity surrenders on ceded business related to TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company.

The $159,905 increase in policy claims is due to an increase in the number of final expense claims.

Our other liabilities as of December 31, 2022 and December 31, 2021 are summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021
Suspense accounts payable	$9,706,063	$435,471	$9,270,592
Mortgage loans suspense	2,655,185	7,533,274	(4,878,089)
Accrued expenses payable	830,000	728,000	102,000
Guaranty fund assessments	681,000	21,000	660,000
Lease liability	467,536	565,964	(98,428)
Payable for securities purchased	390,508	1,465,173	(1,074,665)
Unclaimed funds	338,204	159,627	178,577
Unearned investment income	105,236	91,206	14,030
Accounts payable	80,964	61,307	19,657
Deferred revenue	52,250	63,250	(11,000)
Other payables, withholdings and escrows	(133,294)	(166,440)	33,146
Total other liabilities	$15,173,652	$10,957,832	$4,215,820

The $9,270,592 increase in suspense accounts payable is due to increased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in mortgage loan suspense of $4,878,089 is primarily due to timing of principal loan payments on mortgage loans.

There was a $660,000 increase in the guaranty fund assessments from increased insolvency of life insurance companies.

As of December 31, 2022, the Company had $390,508 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $1,465,173 of security purchases overlapping financial reporting periods as of December 31, 2021.

The increase in unclaimed funds of $178,577 is due to increased outstanding checks that will be escheated to the states.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2022, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of December 31, 2022, we had cash and cash equivalents totaling $33,542,725. As of December 31, 2022, cash and cash equivalents of $14,642,786 and $13,038,325, respectively, totaling $27,681,111 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and MDCI of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $3,633,769 as of December 31, 2022. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,237,769 in 2023 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. Dividends paid by FBLIC to TLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC. In 2022, TLIC returned $2,200,000 in capital to FTFC. This return of capital by TLIC to FTFC is eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $32,933,850 and $40,431,952 as of December 31, 2022 and December 31, 2021, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

On September 15, 2022, the Company did not renew its $1.5 million line of credit with a bank to provide working capital and funds for expansion. For the one-year period ending September 15, 2022, the Company’s line of credit with a bank allowed for advances, repayments and re-borrowings. Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360-day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit would have been assessed a 1% non-usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit during the years it was available.

Our cash flows for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Net cash provided by operating activities	$30,038,812	$19,094,125	$10,944,687
Net cash used in investing activities	(33,736,804)	(10,120,412)	(23,616,392)
Net cash used in financing activities	(5,287,329)	(6,675,762)	1,388,433
Increase (decrease) in cash	(8,985,321)	2,297,951	(11,283,272)
Cash and cash equivalents, beginning of period	42,528,046	40,230,095	2,297,951
Cash and cash equivalents, end of period	$33,542,725	$42,528,046	$(8,985,321)

The $30,038,812 and $19,094,125 cash provided by operating activities for the years ended December 31, 2022 and 2021, respectively, are summarized as follows:

	Years Ended December 31,		Amount Change
	2022	2021	2022 less 2021
Premiums collected	$35,760,183	$31,934,472	$3,825,711
Net investment income collected	20,638,225	19,737,349	900,876
Service fees and other income collected	3,027,055	311,214	2,715,841
Death benefits paid	(12,311,907)	(10,585,381)	(1,726,526)
Surrenders paid	(1,414,622)	(1,198,363)	(216,259)
Dividends and endowments paid	(331,245)	(318,630)	(12,615)
Commissions paid	(12,287,493)	(11,669,284)	(618,209)
Other underwriting, insurance and acquisition expenses paid	(9,075,210)	(8,158,256)	(916,954)
Taxes paid	(2,541,283)	(2,977,551)	436,268
(Increased) decreased advances to mortgage loan originator	(411,050)	613,462	(1,024,512)
(Increased) decreased advances to private equity company	3,000,000	(3,000,000)	6,000,000
Increased advances to independently owned investment firm	(5,000,000)	-	(5,000,000)
Decreased funds under coinsurance agreement	7,156,208	4,995,535	2,160,673
Increased (decreased) deposits of pending policy applications	9,270,592	(2,119,784)	11,390,376
Increased (decreased) mortgage loan suspense	(4,901,553)	1,589,336	(6,490,889)
Other	(539,088)	(59,994)	(479,094)
Cash provided by operating activities	$30,038,812	$19,094,125	$10,944,687

Please see the consolidated statements of cash flows for the years ended December 31, 2022 and 2021 for a summary of the components of net cash used in investing activities and financing activities.

Our shareholders’ equity as of December 31, 2022 and 2021 is summarized as follows:

			Amount Change
	December 31, 2022	December 31, 2021	2022 less 2021

Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2022 and 2021, 9,631,920 and 8,909,276 issued as of December 31, 2022 and 2021, respectively, 9,384,340 and 8,661,696 outstanding as of December 31, 2022 and 2021, respectively)	$96,319	$89,093	$7,226
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2022 and 2021)	1,011	1,011	-
Additional paid-in capital	43,668,023	39,078,485	4,589,538
Treasury stock, at cost (247,580 shares as of December 31, 2022 and 2021)	(893,947)	(893,947)	-
Accumulated other comprehensive income (loss)	(14,319,679)	13,203,827	(27,523,506)
Accumulated earnings	23,100,785	16,916,082	6,184,703
Total shareholders' equity	$51,652,512	$68,394,551	$(16,742,039)

The decrease in shareholders’ equity of $16,742,039 for the year ended December 31, 2022 is due to a $27,523,506 decrease in accumulated other comprehensive income (loss) that exceeded net income of $6,184,703 and an increase in additional paid-in capital and Class A common stock of $4,596,764 related to the acquisition of RCLIC.

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

Our investment portfolio had unrealized appreciation (depreciation) on available-for-sale securities of ($18,131,268) and $16,720,674 as of December 31, 2022 and 2021, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $33,990,160 in unrealized gains arising for year ended December 31, 2022 and 2021 net realized investment gains of $861,782 originating from the sale, calls and maturities for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $34,851,942.

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

As of December 31, 2022, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2022, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2022, the Company has outstanding advances to this loan originator totaling $4,743,041. The advances are secured by $9,016,158 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,756,959 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2022, $753,648 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2022, $656,924 of that escrow amount is available to the Company as additional collateral on $4,743,041 of advances to the loan originator. The remaining December 31, 2022 escrow amount of $96,724 is available to the Company as additional collateral on its investment of $19,344,898 in mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Notes 1 and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Amortization of annuity products and certain limited payment life insurance products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $ 56.2 million as of December 31, 2022.

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

Future Policy Benefits – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgement in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued, or in the case of a business combination, at the time the contracts are purchased. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $110.0 million as of December 31, 2022.

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

Springfield, Illinois

March 8, 2023

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2022	December 31, 2021
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $144,744,158 and $167,356,364 as of December 31, 2022 and 2021, respectively)	$126,612,890	$184,077,038
Equity securities at fair value (cost: $276,131 and $285,558 as of December 31, 2022 and 2021, respectively)	399,633	348,218
Mortgage loans on real estate	242,314,128	177,508,051
Investment real estate	540,436	688,345
Policy loans	2,840,887	2,272,629
Short-term investments	1,860,578	3,296,838
Other long-term investments	67,500,783	65,929,215
Total investments	442,069,335	434,120,334
Cash and cash equivalents	33,542,725	42,528,046
Accrued investment income	5,580,175	4,879,290
Recoverable from reinsurers	11,102,875	1,046,381
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $63,649,991 and $65,269,544 as of December 31, 2022 and 2021, respectively)	56,209,040	68,747,533
Mortgage loans on real estate	31,028,575	33,049,329
Short-term investments	982,404	-
Cash and cash equivalents	3,813,750	4,413,384
Total assets held in trust under coinsurance agreement	92,033,769	106,210,246
Agents' balances and due premiums	1,253,077	1,713,050
Deferred policy acquisition costs	56,183,785	49,717,323
Value of insurance business acquired	4,048,105	4,318,499
Other assets	20,050,191	15,225,765
Total assets	$665,864,037	$659,758,934

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$391,359,944	$373,647,869
Future policy benefits	110,012,174	88,735,716
Policy claims	2,541,088	2,381,183
Other policy liabilities	146,217	88,847
Total policy liabilities	504,059,423	464,853,615
Funds withheld under coinsurance agreement	92,301,039	106,586,633
Deferred federal income taxes	2,677,411	8,966,303
Other liabilities	15,173,652	10,957,832
Total liabilities	614,211,525	591,364,383
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2022 and 2021, 9,631,920 and 8,909,276 issued as of December 31, 2022 and 2021, respectively, 9,384,340 and 8,661,696 outstanding as of December 31, 2022 and 2021, respectively)	96,319	89,093
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2022 and 2021)	1,011	1,011
Additional paid-in capital	43,668,023	39,078,485
Treasury stock, at cost (247,580 shares as of December 31, 2022 and 2021)	(893,947)	(893,947)
Accumulated other comprehensive income (loss)	(14,319,679)	13,203,827
Accumulated earnings	23,100,785	16,916,082
Total shareholders' equity	51,652,512	68,394,551
Total liabilities and shareholders' equity	$665,864,037	$659,758,934

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenues
Premiums	$35,705,560	$31,922,288
Net investment income	26,221,172	23,984,188
Net realized investment gains	544,217	898,551
Service fees	3,004,324	228,597
Other income	83,826	82,617
Total revenues	65,559,099	57,116,241
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	13,713,452	12,121,912
Death benefits	12,998,679	11,054,856
Surrenders	1,414,622	1,198,363
Interest credited to policyholders	12,714,469	12,663,112
Dividend, endowment and supplementary life contract benefits	330,598	316,403
Total benefits and claims	41,171,820	37,354,646
Policy acquisition costs deferred	(13,734,859)	(12,102,070)
Amortization of deferred policy acquisition costs	7,280,457	6,932,504
Amortization of value of insurance business acquired	270,394	274,478
Commissions	12,776,046	12,069,749
Other underwriting, insurance and acquisition expenses	9,824,589	8,913,646
Total expenses	16,416,627	16,088,307
Total benefits, claims and expenses	57,588,447	53,442,953
Income before total federal income tax expense (benefit)	7,970,652	3,673,288
Current federal income tax expense (benefit)	758,465	(76,513)
Deferred federal income tax expense	1,027,484	892,431
Total federal income tax expense	1,785,949	815,918
Net income	$6,184,703	$2,857,370
Net income per common share
Class A common stock	$0.6531	$0.3266
Class B common stock	$0.5551	$0.2776

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021
Net income	$6,184,703	$2,857,370
Other comprehensive loss
Total net unrealized investment losses arising during the period	(33,990,160)	(4,882,377)
Less net realized investment gains	861,782	613,775
Net unrealized investment losses	(34,851,942)	(5,496,152)
Adjustment to deferred acquisition costs	(12,060)	(34,088)
Other comprehensive loss before federal income tax benefit	(34,839,882)	(5,462,064)
Federal income tax benefit	(7,316,376)	(1,147,033)
Total other comprehensive loss	(27,523,506)	(4,315,031)
Total comprehensive loss	$(21,338,803)	$(1,457,661)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2022 and 2021

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (loss)	Earnings	Equity
Balance as of January 1, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$17,518,858	$14,058,712	$69,852,212
Comprehensive income (loss):
Net income	-	-	-	-	-	2,857,370	2,857,370
Other comprehensive loss	-	-	-	-	(4,315,031)	-	(4,315,031)
Balance as of December 31, 2021	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	6,184,703	6,184,703
Other comprehensive loss	-	-	-	-	(27,523,506)	-	(27,523,506)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of December 31, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Operating activities
Net income	$6,184,703	$2,857,370
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(4,896,100)	(4,757,938)
Net realized investment gains	(544,217)	(898,551)
Amortization of policy acquisition cost	7,280,457	6,932,504
Policy acquisition cost deferred	(13,734,859)	(12,102,070)
Amortization of loan origination fees	-	43,585
Amortization of value of insurance business acquired	270,394	274,478
Allowance for mortgage loan losses	413,929	164,625
Provision for deferred federal income tax expense	1,027,484	892,431
Interest credited to policyholders	12,714,469	12,663,112
Change in assets and liabilities:
Accrued investment income	(700,877)	491,218
Recoverable from reinsurers	578,259	187,840
Assets held in trust under coinsurance agreement	7,156,208	4,995,535
Agents' balances and due premiums	485,160	441,272
Other assets	(4,818,426)	(4,847,263)
Future policy benefits	13,174,365	12,061,919
Policy claims	108,513	281,635
Other policy liabilities	57,370	(30,852)
Other liabilities (excludes change in payable of securities purchased of ($1,074,665) and $1,087,127 in 2022 and 2021, respectively)	5,281,980	(556,725)
Net cash provided by operating activities	30,038,812	19,094,125

Investing activities
Purchases of fixed maturity securities	(35,249,421)	(33,163,143)
Maturities of fixed maturity securities	952,000	1,150,000
Sales of fixed maturity securities	57,441,624	13,224,511
Purchases of equity securities	(215,470)	(181,243)
Sales of equity securities	-	89
Acquisition of Royalty Capital life Insurance Company	3,525,749	-
Joint venture distribution	216,897	78,904
Purchases of mortgage loans	(183,102,781)	(107,238,975)
Payments on mortgage loans	118,132,864	104,436,910
Purchases of other long-term investments	(13,327,014)	(2,993,805)
Collections on other long-term investments	16,308,664	12,812,964
Sales of real estate	200,080	818,018
Policy loans	(568,258)	(163,951)
Short-term investments	3,022,927	12,182
Net change in receivable and payable for securities sold and purchased	(1,074,665)	1,087,127
Net cash used in investing activities	(33,736,804)	(10,120,412)

Financing activities
Policyholders' account deposits	67,308,368	28,708,203
Policyholders' account withdrawals	(72,595,697)	(35,383,965)
Net cash used in financing activities	(5,287,329)	(6,675,762)

Increase (decrease) in cash and cash equivalents	(8,985,321)	2,297,951
Cash and cash equivalents, beginning of period	42,528,046	40,230,095
Cash and cash equivalents, end of period	$33,542,725	$42,528,046

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred those properties to investment real estate that are now held for sale.

In conjunction with these foreclosures, the non-cash impact on investing activities is summarized as follows:

Year Ended
December 31, 2021
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

December 31, 2022
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
December 31, 2022 and 2021

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

The Company owns 100% of TAI. TAI was incorporated in Barbados, West Indies on March 24, 2016 for the primary purpose of forming a life insurance company producing United States (U.S.) dollar denominated life insurance policies and annuity contracts outside of the United States and Barbados. TAI is licensed as an Exempt Insurance Company under the Exempt Insurance Act of Barbados. TAI was initially involved in developing life insurance contracts but is now issuing life insurance policies and annuity contracts through an association with distribution channels. The Company’s acquisition of TAI was formally approved by Barbados regulators and the certifications were received in 2019.

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021

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
December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2022 and 2021

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

As of December 31, 2022 and 2021, there was $4,691,773 and $4,421,379, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $257,470 in 2023, $215,134 in 2024, $202,009 in 2025, $176,859 in 2026 and $170,026 in 2027.

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
December 31, 2022 and 2021

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

The Company generates fee income and recognizes revenue from providing contractual services to third parties that are outside traditional life insurance sources of revenues.  This fee income is recognized as revenue in the Other Income caption of the Statement of Operations for the years ended December 31, 2022 and 2021.  The primary source of this fee income during 2022 and 2021 was the recognition of fee income from providing residential mortgage loan on real estate lending opportunities to third parties through the introduction of qualified borrowers identified and provided by the Company.  This fee income is associated with a single performance obligation and is not recognized as revenue until the point in time the third party issues a residential mortgage loan on real estate to a qualified borrower identified and provided by the Company. Additional fee income with one specific third party is recognized by the Company as contractual revenues for the Company being available to provide and providing services to manage brokered residential mortgage loans on real estate during the period that the obligations are held by the third party for the qualified borrower identified and provided by the Company.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

Net Income Per Common Share Basic

For the year ended December 31, 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date. For the year ended December 31, 2021, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (8,747,633) of Class A shares (8,661,696) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2022, the net income allocated to the Class A shareholders of $6,128,581 is the total net income $6,184,703 less the net income allocated to the Class B shareholders $56,122. For the year ended December 31, 2021, the net income allocated to the Class A shareholders $2,829,299 is the total net income $2,857,370 less the net income allocated to the Class B shareholders $28,071. The weighted average outstanding common shares basic for the year ended December 31, 2022 and 2021 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2022 through the date that these financial statements have been issued.

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
December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024. Early adoption is permitted but not likely to be elected by the Company. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented.

With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

1. Organization and Significant Accounting Policies (continued)

Transition for Sold Contracts

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance reduces implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would be required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity’s future cash flows, this reclassification may not be useful to users of financial information.

The amendments in this guidance are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted but not likely to be elected by the Company. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments

Fixed Maturity Securities

Investments in fixed maturity securities as of December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2022
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,558	$-	$42,993	$2,054,565
States and political subdivisions	4,966,770	2,268	408,717	4,560,321
Commercial mortgage-backed securities	10,608,213	-	2,274,575	8,333,638
Residential mortgage-backed securities	10,550	4,700	-	15,250
Corporate bonds	88,394,563	35,464	10,317,890	78,112,137
Asset-backed securities	9,538,593	-	1,539,164	7,999,429
Exchange traded securities	682,280	-	215,080	467,200
Foreign bonds	26,995,631	-	3,225,551	23,770,080
Redeemable preferred securities	1,250,000	-	148,800	1,101,200
Certificate of deposits	200,000	-	930	199,070
Total fixed maturity securities	$144,744,158	$42,432	$18,173,700	$126,612,890

Fixed maturity securities held in trust under coinsurance agreement	$63,649,991	$8,224	$7,449,175	$56,209,040

	December 31, 2021
Fixed maturity securities
U.S. government and U.S. government agencies	$428,153	$812	$1,952	$427,013
States and political subdivisions	8,463,941	689,564	24,553	9,128,952
Commercial mortgage-backed securities	3,458,408	252	34,265	3,424,395
Residential mortgage-backed securities	11,081	13,195	-	24,276
Corporate bonds	116,230,579	12,731,684	100,882	128,861,381
Asset-backed securities	5,278,819	57,290	17,806	5,318,303
Exchange traded securities	549,334	-	32,734	516,600
Foreign bonds	31,286,049	3,493,469	46,192	34,733,326
Redeemable preferred securities	1,250,000	-	17,600	1,232,400
Certificate of deposits	400,000	10,392	-	410,392
Total fixed maturity securities	$167,356,364	$16,996,658	$275,984	$184,077,038

Fixed maturity securities held in trust under coinsurance agreement	$65,269,544	$3,593,466	$115,477	$68,747,533

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2022 and 2021 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2022
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,760,073	$37,231	2
States and political subdivisions	3,325,252	301,788	20
Commercial mortgage-backed securities	5,863,255	1,387,792	17
Corporate bonds	69,451,263	8,733,104	216
Asset-backed securities	5,042,586	890,318	12
Certificate of deposits	199,070	930	1
Foreign bonds	21,766,704	2,785,419	61
Total less than 12 months in an unrealized loss position	107,408,203	14,136,582	329
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	294,492	5,762	2
States and political subdivisions	766,424	106,929	3
Commercial mortgage-backed securities	2,470,383	886,783	7
Corporate bonds	6,314,364	1,584,786	20
Asset-backed securities	2,956,843	648,846	9
Exchange traded securities	467,200	215,080	2
Redeemable preferred securities	351,200	148,800	2
Foreign bonds	2,003,376	440,132	6
Total more than 12 months in an unrealized loss position	15,624,282	4,037,118	51
Total fixed maturity securities in an unrealized loss position	$123,032,485	$18,173,700	380

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$49,918,808	$5,679,624	231
Total more than 12 months in an unrealized loss position	5,524,318	1,769,551	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,443,126	$7,449,175	252

	December 31, 2021
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$301,195	$1,952	2
States and political subdivisions	337,421	1,724	2
Commercial mortgage-backed securities	3,323,141	34,265	7
Corporate bonds	10,991,840	100,882	30
Asset-backed securities	3,475,854	9,544	8
Exchange traded securities	516,600	32,734	2
Redeemable preferred securities	482,400	17,600	2
Foreign bonds	2,408,472	46,192	6
Total less than 12 months in an unrealized loss position	21,836,923	244,893	59
More than 12 months in an unrealized loss position
States and political subdivisions	626,754	22,829	1
Asset-backed securities	345,299	8,262	1
Total more than 12 months in an unrealized loss position	972,053	31,091	2
Total fixed maturity securities in an unrealized loss position	$22,808,976	$275,984	61

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$8,000,895	$115,477	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$8,000,895	$115,477	21

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

As of December 31, 2022, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $18,173,700, fair value of $123,032,485 and amortized cost of $141,206,185. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2022. The ratio of the fair value to the amortized cost of these 380 securities is 87%.

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

There were no impairment losses recognized by the Company during the year ended December 31, 2022 and 2021.

Management believes that the Company will fully recover its cost basis in the securities held as of December 31, 2022, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.  The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

Net unrealized gains (losses) included in other comprehensive loss for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021

Unrealized appreciation (depreciation) on available-for-sale securities	$(18,131,268)	$16,720,674
Adjustment to deferred acquisition costs	5,091	(6,969)
Deferred income taxes	3,806,498	(3,509,878)

Net unrealized appreciation (depreciation) on available-for-sale securities	$(14,319,679)	$13,203,827

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(7,440,951)	$3,477,989

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2022, by contractual maturity, are summarized as follows:

	December 31, 2022
	Fixed Maturities Available-For-Sale Securities
	Amortized Cost	Fair Value

Due in one year or less	$2,391,907	$2,340,145
Due in one year through five years	22,780,210	21,533,642
Due after five years through ten years	22,971,010	21,181,275
Due after ten years	84,732,268	72,107,740
Due at multiple maturity dates	11,868,763	9,450,088

	$144,744,158	$126,612,890

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of December 31, 2022, by contractual maturity, are summarized as follows:

	December 31, 2022
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value

Due in one year or less	$159,534	$157,936
Due after one year through five years	31,376,771	29,918,801
Due after five years through ten years	8,169,267	7,655,109
Due after ten years	20,806,261	15,820,949
Due at multiple maturity dates	3,138,158	2,656,245

	$63,649,991	$56,209,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2022	2021	2022	2021	2022	2021
Proceeds	$58,393,624	$14,374,511	$-	$89	$200,080	$818,018
Gross realized gains	1,230,951	780,266	-	89	55,867	289,840
Gross realized losses	(369,169)	(166,491)	(8,000)	-	(3,696)	-
Loss on other-than- temporary impairment	-	-	-	-	-	-

	Years Ended December 31,
	Mortgage Loans on Real Estate		Other Long-Term Investments
	2022	2021	2022	2021
Proceeds	$-	$28,966,890	$16,308,664	$12,812,964
Gross realized gains	-	39,727	-	-
Gross realized losses	-	(4,417)	(422,578)	(83,339)
Loss on other-than- temporary impairment	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity available-for-sale securities for the years ended December 31, 2022 and 2021 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,
	2022	2021
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(34,851,942)	$(5,496,152)
Fixed maturity securities held in trust under coinsurance agreement	(10,918,940)	(3,568,403)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	861,782	613,775
Equity securities, sale of securities	(8,000)	89
Equity securities, changes in fair value	60,842	42,876
Investment real estate	52,171	289,840
Mortgage loans on real estate	-	35,310
Other long-term investments	(422,578)	(83,339)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022	December 31, 2021

Residential mortgage loans	$223,984,194	$169,368,048

Commercial mortgage loans by property type
Agricultural	994,691	-
Apartment	3,625,533	175,121
Industrial	1,999,438	1,170,544
Lodging	268,741	280,836
Office building	5,681,946	2,285,403
Retail	5,759,585	4,228,099
Total commercial mortgage loans by property type	18,329,934	8,140,003
Total mortgage loans	$242,314,128	$177,508,051

Mortgage loans held in trust under coinsurance agreement
Residential mortgage loans	$-	$3,803,847
Commercial mortgage loans	31,076,883	30,013,132
Less unearned interest on mortgage loans	48,308	767,650

Total mortgage loans held in trust under coinsurance agreement	$31,028,575	$33,049,329

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2022 and 2021 are summarized as follows:

			December 31,
			Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio			2022	2021	2022	2021	2022	2021
Over 70%	to	80%	$72,013,555	$52,292,906	$3,287,048	$1,069,973	$75,300,603	$53,362,879
Over 60%	to	70%	67,780,388	50,445,981	3,033,504	1,359,831	70,813,892	51,805,812
Over 50%	to	60%	36,929,025	26,492,616	1,839,272	1,496,664	38,768,297	27,989,280
Over 40%	to	50%	20,100,407	19,235,027	1,272,088	312,648	21,372,495	19,547,675
Over 30%	to	40%	13,143,773	7,843,501	5,123,894	1,471,023	18,267,667	9,314,524
Over 20%	to	30%	8,898,731	9,482,943	733,238	1,916,446	9,631,969	11,399,389
Over 10%	to	20%	3,976,357	2,737,111	3,040,890	513,418	7,017,247	3,250,529
10%	or	less	1,141,958	837,963	-	-	1,141,958	837,963
Total			$223,984,194	$169,368,048	$18,329,934	$8,140,003	$242,314,128	$177,508,051

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

The outstanding principal balance of mortgage loans, by state, as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Alabama	$1,631,291	0.67%	$788,026	0.44%
Arizona	1,095,402	0.45%	726,676	0.41%
Arkansas	736,037	0.30%	723,456	0.41%
California	13,811,582	5.70%	8,890,865	5.01%
Colorado	1,536,180	0.63%	55,838	0.03%
Connecticut	2,882,731	1.19%	3,735,358	2.10%
Delaware	155,840	0.06%	61,318	0.03%
District of Columbia	53,653	0.02%	-	0.00%
Florida	94,748,560	39.11%	48,603,579	27.38%
Georgia	7,314,430	3.02%	7,852,783	4.42%
Illinois	2,634,689	1.09%	3,606,147	2.03%
Indiana	335,817	0.14%	1,884,980	1.06%
Kansas	251,815	0.10%	389,644	0.22%
Kentucky	-	0.00%	76,259	0.04%
Louisiana	189,335	0.08%	149,861	0.08%
Maine	200,056	0.08%	124,733	0.07%
Maryland	1,285,510	0.53%	508,856	0.29%
Massachusetts	2,580,335	1.06%	1,141,814	0.64%
Michigan	363,570	0.15%	429,905	0.24%
Minnesota	922,025	0.38%	866,964	0.49%
Mississippi	-	0.00%	37,128	0.02%
Missouri	3,505,416	1.45%	5,894,094	3.32%
Montana	-	0.00%	700,000	0.39%
Nevada	469,713	0.19%	-	0.00%
New Jersey	15,465,715	6.38%	9,558,374	5.38%
New Mexico	79,815	0.03%	80,415	0.05%
New York	24,960,742	10.30%	9,948,828	5.60%
North Carolina	5,975,930	2.47%	1,733,732	0.98%
Ohio	8,230,523	3.40%	6,809,487	3.84%
Oklahoma	739,753	0.31%	645,008	0.36%
Oregon	459,193	0.19%	105,446	0.06%
Pennsylvania	1,477,938	0.61%	794,333	0.45%
Rhode Island	235,713	0.10%	-	0.00%
South Carolina	682,167	0.28%	1,004,438	0.57%
Tennessee	1,865,345	0.77%	2,737,512	1.54%
Texas	43,134,683	17.80%	55,003,626	31.02%
Utah	134,668	0.06%	-	0.00%
Vermont	208,045	0.09%	220,093	0.12%
Virginia	2,013,668	0.83%	1,081,200	0.61%
Washington	517,963	0.21%	811,405	0.46%
Wisconsin	502,127	0.21%	432,389	0.24%
West Virginia	46,601	0.02%	-	0.00%
Mortgage loan allowance	(1,120,448)	-0.46%	(706,519)	-0.40%

	$242,314,128	100%	$177,508,051	100%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

During 2022, the Company did not foreclose on residential mortgage loans of real estate. During 2021, the Company foreclosed on residential mortgage loans of real estate totaling $458,587 and transferred those properties to investment real estate held for sale.

The principal balances of the 1,538 residential mortgage loans owned by the Company as of December 31, 2022 that aggregated to $223,984,194 ranged from a low of $634 to a high of $2,125,911 and the interest rates ranged from 3.43% to 16.91%. The principal balances of the 42 commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2022 that aggregated to $18,329,934 ranged from a low of $14,515 to a high of $1,498,063 and the interest rates ranged from 5.97% to 10.51%.

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

There were 17 mortgage loans with a remaining principal balance of $4,134,266 that were more than 90 days past due as of December 31, 2022. There were six mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,155,566 as of December 31, 2022.

There were 10 mortgage loans with a remaining principal balance of $1,717,496 that were more than 90 days past due as of December 31, 2021. There was one mortgage loan in default and in the foreclosure process with a remaining principal balance of $484,400 as of December 31, 2021

There are allowances for losses on mortgage loans of $1,120,448 and $706,519 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, $753,648 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2021, $795,730 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

In 2022 and 2021 the Company did not experience any impairment on mortgage loan investments.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

The Company’s investment real estate as of December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	-	147,909
Total investment in real estate	$540,436	$688,345

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $67,500,783 and $65,929,215 as of December 31, 2022 and 2021, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2022 are summarized as follows:

	December 31, 2022
	Amortized Cost	Fair Value

Due in one year or less	$13,340,048	$13,506,367
Due in one year through five years	36,158,892	38,673,589
Due after five years through ten years	12,541,801	14,505,473
Due after ten years	5,460,042	7,470,393

	$67,500,783	$74,155,822

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Arizona	$343,698	0.51%	$383,181	0.58%
California	7,891,340	11.69%	6,757,460	10.25%
Connecticut	2,334,369	3.46%	2,515,625	3.82%
Florida	851,727	1.26%	-	0.00%
Georgia	5,249,187	7.78%	3,710,308	5.63%
Illinois	1,422,002	2.11%	669,246	1.02%
Indiana	4,852,536	7.19%	5,411,453	8.21%
Maine	40,686	0.06%	78,497	0.12%
Massachusetts	14,736,084	21.83%	14,753,225	22.38%
Michigan	210,900	0.31%	229,980	0.35%
Missouri	73,107	0.11%	82,794	0.13%
New Jersey	99,031	0.15%	219,330	0.33%
New York	20,785,835	30.78%	22,286,381	33.79%
Ohio	4,092,128	6.06%	3,855,506	5.85%
Oregon	42,158	0.06%	78,848	0.12%
Pennsylvania	1,522,210	2.26%	1,348,166	2.04%
Texas	1,997,313	2.96%	2,331,444	3.54%
Virginia	33,506	0.05%	47,433	0.07%
Vermont	658,585	0.98%	897,936	1.36%
Washington	264,381	0.39%	272,402	0.41%

	$67,500,783	100.00%	$65,929,215	100.00%

Major categories of net investment income for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,
	2022	2021

Fixed maturity securities	$7,061,501	$7,121,593
Equity securities	211,290	121,585
Other long-term investments	4,975,205	4,806,506
Mortgage loans	16,850,320	14,263,706
Policy loans	194,814	163,893
Short-term and other investments	243,315	107,221

Gross investment income	29,536,445	26,584,504

Investment expenses	(3,315,273)	(2,600,316)

Net investment income	$26,221,172	$23,984,188

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2022
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,054,565	$-	$2,054,565
States and political subdivisions	-	4,560,321	-	4,560,321
Commercial mortgage-backed securities	-	8,333,638	-	8,333,638
Residential mortgage-backed securities	-	15,250	-	15,250
Corporate bonds	-	78,112,137	-	78,112,137
Asset-backed securities	-	7,999,429	-	7,999,429
Exchange traded securities	-	467,200	-	467,200
Foreign bonds	-	23,770,080	-	23,770,080
Redeemable preferred securities	-	1,101,200	-	1,101,200
Certificate of deposit	-	199,070	-	199,070
Total fixed maturity securities	$-	$126,612,890	$-	$126,612,890

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$56,209,040	$-	$56,209,040

Equity securities
Mutual funds	$-	$47,910	$-	$47,910
Corporate common stock	297,727	-	53,996	351,723
Total equity securities	$297,727	$47,910	$53,996	$399,633

	December 31, 2021
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$427,013	$-	$427,013
States and political subdivisions	-	9,128,952	-	9,128,952
Commercial mortgage-backed securities	-	3,424,395	-	3,424,395
Residential mortgage-backed securities	-	24,276	-	24,276
Corporate bonds	-	128,861,381	-	128,861,381
Asset-backed securities	-	5,318,303	-	5,318,303
Exchange traded securities	-	516,600	-	516,600
Foreign bonds	-	34,733,326	-	34,733,326
Redeemable preferred securities	-	1,232,400	-	1,232,400
Certificate of deposit	-	410,392	-	410,392
Total fixed maturity securities	$-	$184,077,038	$-	$184,077,038

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$68,747,533	$-	$68,747,533

Equity securities
Mutual funds	$-	$76,816	$-	$76,816
Corporate common stock	207,979	-	63,423	271,402
Total equity securities	$207,979	$76,816	$63,423	$348,218

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

3. Fair Value Measurements (continued)

As of December 31, 2022, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

This private placement common stock represents an investment in a small insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the security for the same price as the Company paid until such time as this small insurance holding company commences significant operations. The joint venture investment with a mortgage loan originator is accounted for under the equity method of accounting.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021

Beginning balance	$63,423	$67,132
Joint venture net income	215,470	75,195
Joint venture distribution	(216,897)	(78,904)
Net realized investment losses	(8,000)	-
Ending balance	$53,996	$63,423

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2022 and 2021, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2022
Financial assets
Mortgage loans on real estate
Commercial	$18,329,934	$17,393,284	$-	$-	$17,393,284
Residential	223,984,194	202,476,647	-	-	202,476,647
Policy loans	2,840,887	2,840,887	-	-	2,840,887
Short-term investments	1,860,578	1,860,578	1,860,578	-	-
Other long-term investments	67,500,783	74,155,822	-	-	74,155,822
Cash and cash equivalents	33,542,725	33,542,725	33,542,725	-	-
Accrued investment income	5,580,175	5,580,175	-	-	5,580,175
Total financial assets	$353,639,276	$337,850,118	$35,403,303	$-	$302,446,815

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$31,076,883	$31,076,883	$-	$-	$31,076,883
Less unearned interest on mortgage loans	48,308	48,308	-	-	48,308
Short-term investments	982,404	982,404	982,404	-	-
Cash and cash equivalents	3,813,750	3,813,750	3,813,750	-	-
Total financial assets held in trust under coinsurance agreement	$35,824,729	$35,824,729	$4,796,154	$-	$31,028,575

Financial liabilities
Policyholders' account balances	$391,359,944	$359,044,740	$-	$-	$359,044,740
Policy claims	2,541,088	2,541,088	-	-	2,541,088
Total financial liabilities	$393,901,032	$361,585,828	$-	$-	$361,585,828

	December 31, 2021
Financial assets
Mortgage loans on real estate
Commercial	$8,140,003	$8,917,023	$-	$-	$8,917,023
Residential	169,368,048	187,336,689	-	-	187,336,689
Policy loans	2,272,629	2,272,629	-	-	2,272,629
Short-term investments	3,296,838	3,296,838	3,296,838	-	-
Other long-term investments	65,929,215	80,667,966	-	-	80,667,966
Cash and cash equivalents	42,528,046	42,528,046	42,528,046	-	-
Accrued investment income	4,879,290	4,879,290	-	-	4,879,290
Total financial assets	$296,414,069	$329,898,481	$45,824,884	$-	$284,073,597

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$30,013,132	$30,013,132	$-	$-	$30,013,132
Residential	3,803,847	3,803,847	-	-	3,803,847
Less unearned interest on mortgage loans	767,650	767,650	-	-	767,650
Cash and cash equivalents	4,413,384	4,413,384	4,413,384	-	-
Total financial assets held in trust under coinsurance agreement	$37,462,713	$37,462,713	$4,413,384	$-	$33,049,329

Financial liabilities
Policyholders' account balances	$373,647,869	$373,412,607	$-	$-	$373,412,607
Policy claims	2,381,183	2,381,183	-	-	2,381,183
Total financial liabilities	$376,029,052	$375,793,790	$-	$-	$375,793,790

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate and LIBOR yield curve as of December 31, 2022 and 2021, respectively.

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2022 and 2021, these required deposits had amortized costs that totaled $4,634,898 and $4,673,271, respectively. As of December 31, 2022 and 2021, these required deposits had fair values that totaled $4,590,193 and $4,715,350, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2022, $753,648 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2022, $656,924 of that escrow amount is available to the Company as additional collateral on $4,743,041 of advances to the loan originator. The remaining December 31, 2022 escrow amount of $96,724 is available to the Company as additional collateral on its investment of $19,344,898 in mortgage loans on real estate. In addition, the Company has an additional $1,120,448 allowance for possible loan losses in the remaining $222,969,230 of investments in mortgage loans on real estate as of December 31, 2022.

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

The balances of and changes in the Company’s credit losses related to residential and commercial (includes apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2022 and 2021 are summarized as follows (excluding $19,344,898 and $36,910,814 of mortgage loans on real estate as of December 31, 2022 and 2021, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2022	2021	2022	2021	2022	2021
Allowance, beginning	$675,162	$486,604	$31,357	$55,290	$706,519	$541,894
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	355,262	188,558	58,667	(23,933)	413,929	164,625
Allowance, ending	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$205,054,480	$132,457,234	$17,914,750	$8,140,003	$222,969,230	$140,597,237

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2022 and 2021 are summarized as follows:

	2022	2021
Balance, beginning of year	$49,717,323	$44,513,669
Capitalization of commissions, sales and issue expenses	13,734,859	12,102,070
Amortization	(7,280,457)	(6,932,504)
Deferred acquisition costs allocated to investments	12,060	34,088

Balance, end of year	$56,183,785	$49,717,323

7. Federal Income Taxes

FTFC filed 2021 and 2020 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC since all companies had been members of a consolidated group for five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2022 and 2021, respectively, is summarized as follows:

	Years Ended December 31,
	2022	2021
Expected tax expense	$1,673,837	$771,390

Unearned investment income	110,215	8,505
Capital gains (losses) taxes	100,366	(188,534)
Net operating losses	78,242	122,654
Non taxable international losses	35,331	31,864
Reinsurance recoverable	20,273	(31,356)
Policy loans	-	32,494
Difference in book versus tax basis of available-for-sale securities	(31,897)	142,199
Future policy benefits	(45,901)	(1,672)
Discount accretion (premium amortization)	(65,439)	60,066
Adjustment of prior years' taxes	(77,434)	(154,921)
Other	(11,644)	23,229

Total income tax expense	$1,785,949	$815,918

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Deferred tax liabilities:
Net unrealized investment gains	$-	$3,509,878
Deferred policy acquisition costs	10,001,063	8,794,233
Value of insurance business acquired	850,102	906,884
Other liabilities	512,499	204,772
Reinsurance recoverable	237,092	216,819
Due premiums	85,369	79,368
Investment real estate	23,425	23,425
Available-for-sale fixed maturity securities	16,520	42,030
Available-for-sale fixed equity securities	917	-
Other	60	183
Total deferred tax liabilities	11,727,047	13,777,592
Deferred tax assets:
Net unrealized investment losses	$3,806,498	$-
Policyholders' account balances and future policy benefits	4,408,278	3,761,239
Mortgage loans	232,646	148,369
Agents' balances	217,718	178,006
Cash equivalents	206,305	-
Net operating loss carryforward	157,094	683,720
Unearned investment income	12,293	19,154
Available-for-sale equity securities	-	11,860
Dividend liability	8,804	8,941
Total deferred tax assets	9,049,636	4,811,289
Net deferred tax liabilities	$2,677,411	$8,966,303

FTFC has net operating loss carryforwards of $748,067 expiring in 2029 through 2033. During 2022, FTFC utilized $1,822,633 of its net operating loss carryforward existing as of January 1, 2022 to offset 2022 federal taxable income. During 2021, FTFC utilized $129,363 of the net operating loss carryforward existing as of January 1, 2021 to offset 2021 federal taxable income. During 2022, TLIC utilized its remaining $685,110 net operating loss carryforwards existing as of December 31, 2021. TLIC generated $150,397 and $534,713 of that net operating losses during 2021 and 2020, respectively.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, have not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The 2019 through 2022 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2022 and 2021 are summarized as follows:

	2022	2021
Premiums assumed	$6,338,775	$4,745,854
Commissions and expense allowances assumed	2,903,368	1,920,939
Benefits assumed	81,512	78,203
Reserve credits assumed	8,924,307	5,714,631
In force amount assumed	229,765,011	78,467,315

Premiums ceded	1,054,085	1,679,793
Commissions and expense allowances ceded	21,715	50,407
Benefits ceded	5,009,861	3,036,438
Reserve credits ceded	109,521,784	103,209,641
In force amount ceded	63,424,357	50,756,838

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
December 31, 2022 and 2021

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

In 2022, FBLIC entered into group life insurance coinsurance agreement with Texas Republic Life Insurance Company (“TRLIC”), whereby generally 50% of TRLIC group life insurance policies and premiums were ceded to FBLIC. FBLIC contractually reimburses TRLIC for generally 50% of the related commissions, submission costs, maintenance costs, marketing costs and other costs related to the production of group life insurance policies.

With the acquisition of RCLIC in 2022, FBLIC reinsures individual life insurance and annuity contracts with Security National Life Insurance Company (”SNLIC”). In addition, an agreement was established with SNLIC in which all funds associated with the reinsurance agreement are held in a trust by SNLIC. There are no cash transfers between FBLIC and SNLIC associated with this agreement. Under the trust agreement, FBLIC would have access to the funds to satisfy policy obligations in the event SNLIC’s inability to meet policy obligations.

9. Leases

The Company leases 7,302 square feet of office space in Tulsa, Oklahoma. The lease began on October 1, 2015 and ended on September 30, 2020. The Company signed an amended lease agreement effective August 1, 2020 and ending on September 30, 2027. The amended lease agreement provides for the expansion of the existing premises from 6,769 square feet to 7,302 square feet. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $105,494 and $109,695 for the years ended December 31, 2022 and 2021, respectively.

In accordance with the current lease, the Company was provided an allowance of $54,152 for leasehold improvements. For the amended lease, the Company was provided allowance of $77,000 for leasehold improvements. The leasehold improvement allowance is amortized over the non-cancellable lease term and reduced rent expense by $11,000 and $13,750 for the years ended December 31, 2022 and 2021, respectively. The future minimum lease payments to be paid under the non-cancellable lease agreement are $118,365, $120,720, $123,130, $125,576 and $95,620 for the years 2023, 2024, 2025, 2026 and 2027, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

The statutory net income (loss) for TLIC amounted to $2,765,732 and ($563,056) for the years ended December 31, 2022 and 2021, respectively. The statutory capital and surplus of TLIC was $15,593,424 and $14,305,969 as of December 31, 2022 and 2021, respectively. The statutory net income for FBLIC amounted to $679,295 and $1,201,700 for the years ended December 31, 2022 and 2021, respectively. The statutory capital and surplus of FBLIC was $12,377,689 and $14,839,207 as of December 31, 2022 and 2021, respectively.

TLIC is subject to Oklahoma laws and FBLIC is subject to Missouri laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the respective Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $3,633,769 as of December 31, 2022. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,237,769 in 2023 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. Dividends paid by FBLIC to TLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC. In 2022, TLIC returned $2,200,000 of capital to FTFC. Return of capital paid by TLIC to FTFC is eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31,
	2022	2021
Revenues:
Life insurance operations	$41,826,391	$36,680,116
Annuity operations	21,351,816	19,842,580
Corporate operations	2,380,892	593,545

Total	$65,559,099	$57,116,241

Income before income taxes:
Life insurance operations	$3,139,886	$2,498,832
Annuity operations	3,028,852	1,110,528
Corporate operations	1,801,914	63,928

Total	$7,970,652	$3,673,288

Amortization expense:
Life insurance operations	$6,417,370	$6,179,866
Annuity operations	1,133,481	1,070,701

Total	$7,550,851	$7,250,567

	December 31,
	2022	2021
Assets:
Life insurance operations	$149,949,283	$133,378,698
Annuity operations	505,990,810	521,742,643
Corporate operations	9,923,944	4,637,593
Total	$665,864,037	$659,758,934

12.   Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $32,933,850 as of December 31, 2022. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

13.  Contingent Liabilities

From time to time, we are a party to various legal proceedings in the ordinary course of business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from them will not have a material effect on the Company’s financial position, results of operations or cash flow. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation. As summarized below, the Company is currently involved in three pending lawsuits.

A lawsuit filed by the Company and its Chairman and Chief Executive Officer, Gregg E. Zahn (“Mr. Zahn”) styled First Trinity Financial Corporation and Gregg E. Zahn vs. C. Wayne Pettigrew and Group & Pension Planners was originally filed in 2013 in the District Court of Tulsa County, Oklahoma against former Company Board of Director, C. Wayne Pettigrew (“Mr. Pettigrew”). The Company and Mr. Zahn alleged that Mr. Pettigrew defamed Mr. Zahn and the Company and that Mr. Pettigrew breached his fiduciary duties to the Company by making untrue statements about the Company and Mr. Zahn to the press, state regulators and to certain shareholders.

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

The Company, through its life insurance subsidiary, TLIC, commenced two lawsuits as plaintiff, both in the New York Supreme Court, New York County, one on June 29, 2020 and another on March 4, 2022, for breach of contract against a company for failure to advance funding to lottery ticket winners to the detriment of TLIC and against various of that company’s associated persons for unjust enrichment and fraud perpetuated on TLIC. The cases are entitled “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, and Monica L. Ray, Index No. 652780/2020” (New York Supreme Court, New York County) and “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, Julie Casal, and Monica L. Ray, Index No. 651023/2022” (New York Supreme Court, New York County). The Company is vigorously prosecuting this case against the defendants. The Company faces no exposure in connection with either action since no counterclaims or cross claims have been made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

The third lawsuit involves an insurance holding company and one of its insurance subsidiaries, which was instituted suit in District Court of Travis County, Texas, entitled Citizens, Inc., CICA Life Ltd., and CICA Life Insurance Company of America, Plaintiffs, v. Randall H. Riley, Citizens American Life, LLC, Citizens American Life, Inc., Alexis Enrique Delgado, Carlos Nalsen Landa, Enrique Pinzon Ruiz, Johan Emilio Mikuski Silva, Esperanza Peralta De Delgado, Michael P. Buchweitz, Jonathan M. Pollio, Steven A. Rekedal, First Trinity Financial Corporation, Trinity American, Inc., and International Marketing Group S.A., LLC, Defendants, against the Company and several associated persons on November 7, 2018. The plaintiffs accused the several defendants, including the Company and its subsidiary company, Trinity American, Inc. (“Trinity American”) of misappropriating trade secrets under the Texas Uniform Trade Secrets Act. The plaintiffs have also alleged claims for common law unfair competition, civil conspiracy, and unjust enrichment against all of the defendants. The plaintiffs also alleged that Trinity American’s predecessor entity tortiously interfered with the plaintiffs’ contracts, and alleged several other causes of action, including breaches of contract and tortious interference with contract against the remaining defendants.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

13. Contingent Liabilities (continued)

The causes of action all are alleged to have arisen from the alleged conduct of the various individual defendants, three of whom are former employees of the plaintiffs. The plaintiffs alleged that defendant Randall H. Riley and other terminated employees, after being terminated by the plaintiffs, worked on creating a competing business selling whole life insurance in international markets. Several of the individual defendants have counterclaimed against the plaintiffs seeking damages for breach of contract based on commissions they were denied when the plaintiffs wrongfully terminated their sales agreements. Mr. Riley died in October 2022. Trial of the case has been delayed indefinitely pending action from the Travis County Probate Court with respect to the estate of Mr. Riley. The Company believes the plaintiffs’ claims against the Company are entirely without merit and it is conducting a vigorous defense. Management believes that the ultimate resolution of this lawsuit will not be material in relation to the Company’s financial position or results of operations.

Guaranty fund assessments, brought about by the insolvency of life and health insurers, are levied at the discretion of the various state guaranty fund associations to cover association obligations. In most states, guaranty fund assessments may be taken as a credit against premium taxes, typically over a five-year period.

14.   Related Party Transactions

On June 28, 2021, the Company received payment of $400,000 on a loan with interest at 5.00% from the estate of the Company’s former chairman.

15.   Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Year Ended December 31, 2022

Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(26,852,226)	9,528	(26,842,698)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	680,808	-	680,808
Other comprehensive loss	(27,533,034)	9,528	(27,523,506)
Balance as of December 31, 2022	$(14,323,715)	$4,036	$(14,319,679)

	Year Ended December 31, 2021

Balance as of January 1, 2021	$17,551,279	$(32,421)	$17,518,858
Other comprehensive loss before reclassifications, net of tax	(3,857,078)	26,929	(3,830,149)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	484,882	-	484,882
Other comprehensive loss	(4,341,960)	26,929	(4,315,031)
Balance as of December 31, 2021	$13,209,319	$(5,492)	$13,203,827

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

15. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive loss and the related income tax expense (benefit) for each component for the years ended December 31, 2022 and 2021 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2022
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(33,990,160)	$(7,137,934)	$(26,852,226)
Reclassification adjustment for net gains included in operation	861,782	180,974	680,808
Net unrealized losses on investments	(34,851,942)	(7,318,908)	(27,533,034)
Adjustment to deferred acquisition costs	12,060	2,532	9,528
Total other comprehensive loss	$(34,839,882)	$(7,316,376)	$(27,523,506)

	Year Ended December 31, 2021
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,882,377)	$(1,025,299)	$(3,857,078)
Reclassification adjustment for net gains included in operation	613,775	128,893	484,882
Net unrealized losses on investments	(5,496,152)	(1,154,192)	(4,341,960)
Adjustment to deferred acquisition costs	34,088	7,159	26,929
Total other comprehensive loss	$(5,462,064)	$(1,147,033)	$(4,315,031)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2022	2021
Realized gains on sales of securities (a)	$861,782	$613,775
Income tax expense (b)	180,974	128,893
Total reclassification adjustments	$680,808	$484,882

(a) These items appear within net realized investment gains in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

16.  Line of Credit

On September 15, 2022, the Company did not renew its $1.5 million line of credit with a bank to provide working capital and funds for expansion. For the one-year period ending September 15, 2022, the Company’s line of credit with a bank allowed for advances, repayments and re-borrowings. Any outstanding advances would have incurred interest at a variable interest rate of the prime rate set forth in the Wall Street Journal plus 1% per annum adjusting monthly based on a 360-day year with a minimum interest rate floor of 5.75%. The non-utilized portion of the $1.5 million line of credit would have been assessed a 1% non-usage fee calculated in arrears and paid at the maturity date. No amounts were outstanding on this line of credit during the years it was available.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2022.

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
December 31, 2022 and 2021

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information regarding the current Class A Directors of First Trinity Financial Corporation (“FTFC”) including age, position with the Company, principal occupation and term of service. The Company Class A Directors serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
Gregg E. Zahn (4)	61	Director; Chairman, President and Chief Executive Officer of First Trinity	2004
Charles W. Owens (3) (4)	68	Director; Insurance and Marketing Services	2004
George E. Peintner (2) (4)	69	Director; Marketing Company	2004

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominating and Corporate Governance Committee
(4)	Member Investment Committee

The following is a brief description of the business backgrounds of the Class A directors.

Gregg E. Zahn has been a member of the Board of Directors since inception in 2004. He is President, Chief Executive Officer and Chairman of the Board of Directors of First Trinity. He has been President and Chief Executive Officer since October 2007 and became Chairman in 2011. From 2004 until October 2007 he was First Trinity’s Director of Training and Recruiting. He is President, Chief Executive Officer, Chairman and Director of Trinity Life Insurance Company (“TLIC”) and Trinity Mortgage Corporation (“TMC”) and has served in those positions since October 2007. He was Executive Vice President of First Life America Corporation of Topeka, Kansas (acquired in 2008 and merged with TLIC in 2009) from December 2008 until August 2009. He became Chairman, Chief Executive Officer and Director of Family Benefit Life Insurance Company (“FBLIC”) in December 2011. He became Chairman of Texas Republic Capital Corporation (“TRCC”) in 2012. He also was Chairman of Royalty Capital Corporation (“RCC”) from its inception in 2013 through its dissolution in 2022 when RCC’s life insurance subsidiary, Royalty Capital Life Insurance Company (“RCLIC”), was sold to FTFC. Between 1997 and March 2004, Mr. Zahn served as Marketing Vice President of First Alliance Insurance Company of Lexington, Kentucky and as Assistant to the President of First Alliance Corporation and Mid American Alliance Corporation. He was President of Alliance Insurance Management from 2001 to 2003.

Charles W. Owens has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC, FBLIC and TMC. Mr. Owens has served as the President and Owner of Tinker Owens Insurance and Marketing Services since its inception in 1988.

George E. Peintner has been a member of the Board of Directors since inception in 2004. He is a Director of TLIC, FBLIC and TMC. Mr. Peintner is the Owner of Peintner Enterprises. Peintner Enterprises is a Marketing Company established in 1980.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

The following sets forth certain information regarding the current directors that were appointed by a vote of the Class B shareholders including age, position with the Company, principal occupation and term of service. The Company Class A Directors serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
William S. Lay (3) (4)	83	Director; Former Vice President and Chief Investment Officer of FTFC	2007
Bill H. Hill (1) (2)	82	Director; Former President of Eastern Oklahoma State College	2004
Gary L. Sherrer (1) (3)	74	Director; Former Assistant Vice President, Division of Agricultural Sciences	2004
		and Natural Resources for Oklahoma State University Foundation
Will W. Klein (1) (2)	90	Director; Insurance Company Chief Executive Officer	2011
Gerald J. Kohout (1) (2)	82	Director; Former Officer and Director of Life and Health Insurance Companies	2015

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominating and Corporate Governance Committee
(4)	Member Investment Committee

The following is a brief description of the business backgrounds of the current directors that were appointed by a vote of the Class B shareholders.

Bill H. Hill has been a member of the Board of Directors since inception in 2004. He also serves as a Director of TLIC, FBLIC and TMC. He was President of Eastern Oklahoma State College, in Wilburton, OK from 1986-2000. He retired in 2000 and has been a rancher since that time.

Will W. Klein has been a member of the Board of Directors since 2011. He also serves as a Director of TLIC, FBLIC and TMC. He has been Chief Executive Officer of SkyMed International, Inc. since 1993. Mr. Klein was named to The Order of Canada in 1983, the country’s highest civilian honor.

Gerald J. Kohout has been a member of the FBLIC Board of Directors since 2013. He also has served as a Director of FTFC, TLIC and TMC since 2015 and TRCC since 2021. He is a retired officer and director of numerous life and health insurance companies spanning a period of several decades. Mr. Kohout has extensive experience in the administrative operations of life and health insurance companies with significant experience in business mergers, acquisitions, logistics and reorganizations.

William S. Lay has been a member of the Board of Directors since 2007. He was FTFC’s Vice President, Chief Investment Officer from March 2011 through is retirement in December 2022 and served as Chief Financial Officer from April of 2007 through June 2010 and Secretary and Treasurer from April 2007 through March 2011. He continues to serve as a Director of TLIC, FBLIC, TMC and TRCC. Mr. Lay was a director of RCC from its inception in 2013 through its dissolution in 2022 when RCC’s life insurance subsidiary, RCLIC, was sold to FTFC. Prior to his retirement, Mr. Lays was a financial officer and business consultant, specializing in corporate financial and consulting services for small-sized entrepreneurial companies. Prior to that, Mr. Lay was an officer and director of numerous life insurance companies and has experience in business acquisitions, mergers and reorganizations.

Gary L. Sherrer has been a member of the Board of Directors since inception in 2004 and in 2017 was appointed the Company’s Oklahoma Legislative Liaison. He is a Director of TLIC, FBLIC and TMC. He retired from Oklahoma State University where he was serving as Assistant Vice President for External Affairs for the Division of Agricultural Sciences and Natural Resources.

Mr. Sherrer previously was Assistant Chief Executive Officer of KAMO Power, Oklahoma’s first Secretary of Agriculture, Oklahoma’s Commissioner of Agriculture, Oklahoma’s second and sixth Secretary of Environment and Director of Oklahoma’s Water Resources Board. He also served for four terms in the Oklahoma House of Representatives and in the United States Army as a combat medic in Vietnam.

Director Compensation

Effective January 1, 2020, Directors who are not employees of the Company receive a $9,500 annual retainer paid monthly, $5,500 plus expenses for each Board of Directors meeting attended in person, $500 for each meeting in which they participate telephonically and $500 for any committee meeting they attend not held in conjunction with a Board of Directors’ meeting. Committee Chairman receive an additional $9,500 annual retainer paid monthly. Also effective January 1, 2020, Directors who are not employees, would have the following increases in directors compensation: for each $100,000,000 in asset growth of the Company beyond $600,000,000, there will be an annual retainer increase of $1,000, a meeting attendance in person increase of $500 and an increase in the annual retainer of committee chairmen of $1,000.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

The Director Compensation Table for 2022 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Bill H. Hill	44,500	-	-	-	-	-	44,500
Will W. Klein	54,000	-	-	-	-	-	54,000
Gerald J. Kohout	44,500	-	-	-	-	-	44,500
Charles W. Owens	51,500	-	-	-	-	-	51,500
George E. Peintner	52,000	-	-	-	-	-	52,000
Gary L. Sherrer	53,500	-	-	-	-	-	53,500

Executive Officers

The following sets forts information regarding the current executive officers of FTFC including age, current and prior positions with the Company and term of service. The Company’s Executive Officers serve a term of one year as elected by the Board of Directors or until their successors are duly elected and qualified.

			Employee
Name of Officer	Age	Position/Principal Occupation	Since
Gregg E. Zahn (1)	61	Chairman, President and Chief Executive Officer	2004
Jeffrey J. Wood (2)	68	Chief Financial Officer, Secretary and Treasurer	2010

(1)	Mr. Zahn was elected President and Chief Executive Officer in October 2007 and Chairman in May 2011 and previously served as Director of Training and Recruiting from 2004 through October 2007.
(2)	Mr. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.

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

Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during 2022, the Company believes that its executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Corporate Governance

The Company has a Code of Conduct and Ethics (“Code”) applicable to all directors and employees, including our Chairman of the Board, Chief Executive Officer and other senior executives, to help ensure that our business is conducted in accordance with high standards of ethical behavior. The Code is published on our website at www.firsttrinityfinancial.com under “Corporate Governance” and may be obtained free of charge by contacting our corporate offices at (918) 249-2438 or requesting a copy in writing to 7633 East 63rd Place, Suite 230, Tulsa, Oklahoma 74113-1246.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Investment Committee

The Investment Committee of the Board of Directors is currently composed of four directors: Gregg E. Zahn (chairman), William S. Lay, Charles W. Owens and George E. Peintner. The Investment Committee (1) reviews and approves investment transactions on at least a quarterly basis, (2) establishes the Company’s investment policy, (3) provides specific guidelines for the allocation of the Company’s available funds for investments and other purposes and (4) monitors those guidelines to ensure that available funds are properly allocated into investment categories consistent with the Company’s investment policies.

ITEM 11.  EXECUTIVE COMPENSATION

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

The following Summary Compensation Table sets forth the compensation of our most highly compensated executive officers for the years indicated.

Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (3)	($)

Gregg E. Zahn (1)	2022	537,254	142,869	24,000	704,122
President and Chief Executive Officer	2021	506,843	158,935	22,500	688,278

Jeffrey J. Wood (2)	2022	304,484	25,000	-	329,484
Chief Financial Officer, Secretary and Treasurer	2021	295,615	20,000	-	315,615

(1)	Mr. Zahn was elected President and Chief Executive Officer on October 4, 2007.
(2)	Mr. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.
(3)	Represents auto allowance

Employment Agreements

Gregg E. Zahn entered into an employment agreement with FTFC on June 7, 2010, with amendments on December 8, 2011, October 8, 2012 and April 9, 2013, September 5, 2017 and May 23, 2022.  The employment agreement and amendments were reported by the Company in its Reports on Form 8-K filed on June 11, 2010, December 13, 2011, October 10, 2012, April 11, 2013, September 8, 2017 and May 25, 2022, respectively. The employment agreement dated June 7, 2010, contained the terms and conditions of the agreement.

The most recent amended agreement is continuous with automatic monthly extensions on the first day of each month, provides health, dental and vision benefits for a three year period following the date of separation, grosses up separation payments for up to three years of salary following the date of separation, establishes a minimum Change in Control Payment and is subject to earlier termination based on disability, death, termination by the Company, with or without cause.

Under the May 23, 2022, amendment:

In the event the Company undergoes a Change in Control, and so long as Employee is employed with the Company immediately before the Change in Control, Employee will receive a payment (the “Change in Control Payment”), subject to applicable withholdings and deductions, equal to the greater of (a) 2.99 times the average of Employee’s W-2 compensation (as reported in box 1) for the three completed years that immediately precede the Change in Control; and (b) three million nine hundred fifty thousand dollars ($3,950,000). The Change in Control Payment will be paid to Employee no later than sixty (60) days after the effective date of the Change in Control.

Under the September 5, 2017, amendment:

●

Mr. Zahn's annual salary of $300,000 increased annually on January 1st of each year by 6% (retroactive to January 1, 2013) during 2013 and in subsequent years as follows: 2013 - $318,000; 2014 - $337,080; 2015 - $357,304; 2016 - $378,743; 2017 - $401,467, 2018 - $425,556, 2019 - $451,089, 2020 - $478,154, 2021 - $506,843 and 2022 - $537,254.

●

Mr. Zahn receives a net profit bonus of 5% of the net income (with operating results measured using the audited U.S. GAAP basis of accounting) of the Company each year after completion of the annual audit and the filing of the Company’s Form 10-K. The net profit bonus will be capped at 200% of Mr. Zahn’s base salary for the year the net profit bonus was calculated. The initial net profit bonus was calculated for the year ended December 31, 2012.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

●

Mr. Zahn received an asset growth bonus (with assets measured using the audited U.S. GAAP basis of accounting) as follows: $200,000 bonus when the Company’s assets reached $200,000,000; $250,000 bonus when the Company’s assets reached $250,000,000; $300,000 bonus when the Company’s assets reached $300,000,000; $350,000 bonus when the Company’s assets reached $350,000,000; $400,000 bonus when the Company’s assets reached $400,000,000; $450,000 bonus when the Company’s assets reached $450,000,000 and $500,000 bonus when the Company’s assets reached $500,000,000. More than one asset growth bonus could be received in any given year. Mr. Zahn was granted a $600,000 bonus at the discretion of the Board of Directors in 2020 when the Company’s assets exceeded $600,000,000.

Mr. Zahn also received a monthly auto allowance of $1,100 through March 31, 2020 that was increased to a monthly auto allowance of $1,500 effective April 1, 2020 and $2,000 effective April 1, 2021.  He is entitled to participate in the Company’s employee benefit plans available to other executives.  Amounts payable, as of December 31, 2022, in the event of Mr. Zahn’s termination of employment by the Company not for cause or for good reason (including salaries, bonus, auto allowance, benefits and tax rate adjustment for three years) is $3,950,000.

Jeffrey J. Wood entered into an employment agreement dated December 8, 2011 with the Company, effective and retroactive to August 1, 2011.  The agreement was for a term through December 31, 2013 with automatic one-year extensions each year on December 31 and is subject to earlier termination based on disability, death, termination by the Company, with or without cause.  Mr. Wood’s base salary of $200,000 effective August 1, 2011 was increased to $225,000 per year pursuant to an amendment to his employment agreement as of April 9, 2013, and effective as of January 1, 2013. The amendment was reported in the Company's Report on Form 8-K filed on April 11, 2013.

Mr. Wood’s base salary of $225,000 retroactively effective January 1, 2013 was increased to $240,000 per year pursuant to an amendment to his employment agreement as of December 23, 2015, and effective as of January 1, 2015. The amendment was reported in the Company's Report on Form 8-K filed on December 28, 2015. Mr. Wood’s base salary of $240,000 retroactively effective to January 1, 2015 was increased to $255,000 per year pursuant to an amendment to his employment agreement as of February 26, 2016, and effective as of January 1, 2016. This annual salary of $255,000 will increase annually beginning January 1, 2017 by 3%. The amendment was reported in the Company's Report on Form 8-K filed on February 29, 2016.

The most recent amended agreement dated March 18, 2019 and reported in the Company’s Form 8-K filed on March 20, 2019 is continuous with automatic monthly extensions on the first day of each month, provides health, dental and vision benefits for a three year period following the date of separation, grosses up separation payments for up to three years of salary following the date of separation and is subject to earlier termination based on disability, death, termination by the Company, with or without cause. He is entitled to participate in the Company’s employee benefit plans available to other executives.  He is eligible for a bonus at the discretion of the Compensation Committee and the Board of Directors, based on performance.  Amounts payable, as of December 31, 2021, in the event of Mr. Wood’s termination of employment by the Company not for cause or for good reason (including salary, bonus, benefits and tax adjustment for two years) is $813,768.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

2022 Compensation Disclosure Ratio of the Median Annual Total Compensation of All Company Employees to the Annual Total Compensation of the Company’s Chief Executive Officer

The 2022 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s chief executive officer is as follows:

2022
Total Compensation
Category	and Ratio

Median annual total compensation of all employees (excluding Gregg E. Zahn)	$114,882

Annual total compensation of Gregg E. Zahn, Chief Executive Officer	$704,122

Ratio of the median annual total compensation of all employees to the Annual total compensation of Gregg E. Zahn, Chief Executive Officer	16.32%

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following Compensation Discussion and Analysis ("CD&A") describes the material elements of compensation for executive officers identified in the Summary Compensation Table.

Compensation Philosophy

The Compensation Committee, composed of four outside directors, is responsible for implementing our compensation philosophy for directors, executive officers and employees. Our goal is to ensure we employ qualified, experienced executive officers whose financial interests are aligned with that of our shareholders.

Because we do believe a systematic pattern exists between executive compensation and performance, our compensation philosophy is structured to "motivate" managerial behaviors through a combination of base and incentive compensation. Another of our objectives is to acquire and retain people of integrity who take pride in delivering positive results. The final objective, due to our philosophy to outsource many functions and retain a low number of full-time and part-time employees, requires us to have executive officers that are able to perform and have an intimate knowledge of a combination of executive, actuarial, accounting, operating and other understandings inherent in supervising and growing a successful life insurance company.

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

"Say-on-Pay" and "Say-When-on-Pay"

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

Our straightforward and simplified approach to executive compensation insulates our shareholders from the types of corporate excesses which led to the enactment of "Say-on-Pay" and "Say-When-on Pay." We believe our compensation solution favorably serves our shareholders on matters of executive pay.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Compensation Performance Analysis

Our executive management team is led by Gregg E. Zahn and Jeffrey J. Wood who are full-time employees. The Compensation Committee conducted a review of the performance of Gregg E. Zahn and Jeffrey J. Wood for the year 2022. This review included an evaluation of the progress made towards the attainment of our corporate objectives and the role these individuals played in meeting those objectives. The review also included a broad-based comparison of salaries with senior executives of other publicly traded life insurance companies.

Due to being a smaller public reporting company and that our Class A common stock is not publicly traded, it is difficult to find public life insurance companies that are comparable to us. With the growth of our life insurance business, achieving investment opportunities with attractive yields and pursuing acquisition and growth opportunities, the Company achieved increased assets of $6,105,103 from $659,758,934 (grossed up by reinsurance and coinsurance amounting to $106,210,246) as of December 31, 2021 to $665,864,037 (grossed up by reinsurance and coinsurance amounting to $92,033,769) as of December 31, 2022 and decreased shareholders’ equity of $16,742,039 from $68,394,551(grossed up by accumulated other comprehensive income of $13,203,827) as of December 31, 2021 to $51,652,512(decreased by accumulated other comprehensive loss of ($14,319,679)) as of December 31, 2022. The Company also achieved increased revenues of $8,442,858 from $57,116,241 in 2021 to $65,559,099 in 2022 and increased net income of $3,327,333 from $2,857,370 in 2021 to $6,184,703 in 2022.

The Company's performance in 2022 reflected the business philosophy and leadership primarily of Gregg E. Zahn supported by Jeffrey J. Wood. Giving consideration to these factors, the Compensation Committee was encouraged by executive management's demonstrated leadership. The Compensation Committee considers Gregg E. Zahn and Jeffrey J. Wood to be valuable executive officers in implementing our corporate objectives.

Gregg E. Zahn continues to lead the Company in accordance with the ideals and philosophies of acquisition of companies, organic growth of the life insurance and annuity business and pursuit of secure, attractive yielding investment returns coupled with the ultimate goal of either establishing a publicly traded stock or inclusion by an already established company with attractive liquidity settlements for FTFC’s shareholders.

Jeffrey J. Wood reports to Gregg E. Zahn and leads the daily financial and related operations of the Company in accordance with those same ideals and philosophies.

In 2022, Gregg E. Zahn and Jeffrey J. Wood met the subjective expectations of our Board of Directors and shareholders.

The Compensation Committee remains cautious about its responsibility to shareholders in setting executive compensation and has asked executive management to focus on continued asset growth and profitability. Gregg E. Zahn received a 6.00% increase in base salary to $537,254 in 2022, received a $142,869 bonus in 2022 representing 5.00% of FTFC’s U.S. GAAP net income of $2,857,370 and also received an automobile allowance of $24,000. Jeffrey J. Wood received a 3.00% increase in base salary to $304,484 in 2022 and received a bonus of $25,000 in 2022.

Compensation Comparable Companies

To assist in evaluating the compensation for 2022 and establishing compensation for future years, the Compensation Committee utilized independent sources to identify "comparable" companies within the life insurance industry. We believe a comparable is a point of reference for measurement, but not the determinative factor for our executives' compensation.  Because the comparative compensation information is one of several analytic tools used in setting executive compensation, the Compensation Committee has discretion in determining the manner and extent of its use.

Six comparables were selected for discussion of salaries and bonuses.  Four of these comparable companies were: Atlantic American Life and Health, Midwest Holding, Inc., U.S. Alliance Corporation and Texas Republic Capital Corporation.  These four comparable companies have different operating activities and product mixes compared to FTFC but there is insufficient public information available on compensations for life insurance companies closer to our size.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

We also analyzed the results of two other companies: Citizens, Inc. and Securities National Financial Corporation. These two companies are larger than us in size, but we are familiar with their operations and executives due to third party administrative services arrangements, prior employment history and participation in reinsurance agreements and national life insurance and mortgage loan associations. Data obtained on each comparable company included executive salaries (including bonuses and all forms of current and deferred compensation), fees paid to independent members of Board of Directors, total assets, liabilities, shareholders’ equity, revenues, benefits and expenses, taxes and net income.

Compensation data found on these comparable companies was limited to only those individuals for whom compensation information was disclosed publicly and for the most recent public information that was only through 2021 since 2022 information is not yet publicly available. As a result, the data typically included only the most highly compensated officers at each company as of their latest public filing.  Generally, this correlated to the Chairman/CEO, President and the individuals who are chief level officers (Chief Financial Officer, Chief Operating Officer and Chief Investment Officer) or the equivalent with us.

Comparative Compensation Analysis

The overall results of the study of comparable companies provided additional information for the Compensation Committee to consider. As noted above, the Compensation Committee reviewed a number of factors within the comparable companies; however, with the focus on base salary compensation.

Based on the Compensation Committee's analysis, the recommended 2022 base salary compensation for Gregg E. Zahn, our Chairman, President and Chief Executive Officer, and Jeffrey J. Wood, our Chief Financial Officer, Secretary and Treasurer, was determined to be low by the Compensation Committee, especially with the many roles that they perform for our Company. These amounts are within the low range of the base compensation and total compensation for the comparable companies but some of those companies have had little or no success in producing profitable results.

In analyzing these factors, the Compensation Committee concluded that $537,254 is a low base salary compensation for our Chairman, President and Chief Executive Officer and $304,484 is also a low base salary compensation for our Chief Financial Officer, Secretary and Treasurer. The Compensation Committee believes, however, that through the use of appropriate bonuses and other incentives, these compensation shortages can be managed most efficiently and effectively using Company asset growth and profitability as measurement standards with additional consideration for the many roles that these officers fulfill for the Company.

Board Process and Conclusion

The Board of Directors discussed the Compensation Committee's recommended 2022 compensation and adopted the recommendations as proposed. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement, which the Board of Directors approved.

COMPENSATION COMMITTEE OF

THE BOARD OF DIRECTORS

George E. Peintner, Chairman

Bill H. Hill

Will W. Klein

Gerald J. Kohout

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company’s Class A and Class B common stock as of March 6, 2023 (i) by all persons known to the Company, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the exchange act, to be the beneficial owners of more than 5% of FTFC’s common stock, (ii) by the executive officers named in the Summary Compensation Table under “Executive Compensation”, (iii) by each director, and (iv) by all current directors and executive officers as a group.

	Class A	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	636,366	6.78%
William S. Lay	30,027	*
Bill H. Hill	36,989	*
Charles W. Owens (2)	52,957	*
George E. Peintner	53,191	*
Gary L. Sherrer	57,042	*
Will W. Klein	13,021	*
Jeffrey J. Wood	5,189	*
Gerald J. Kohout	3,121	*
All directors and executive officers as a group (8 persons)	887,903	9.46%

* represents less than 1%

(1)	As of March 6, 2023, there were 9,384,340 Class A shares issued and outstanding and entitled to vote.
(2)	Includes 4,626 shares jointly owned by Mr. Owens and his children.

	Class B	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	100,000	98.91%
William S. Lay	-	*
Bill H. Hill	-	*
Charles W. Owens	-	*
George E. Peintner	-	*
Gary L. Sherrer	-	*
Will W. Klein	-	*
Jeffrey J. Wood	-	*
Gerald J. Kohout	-	*
All directors and executive officers as a group (8 persons)	100,000	98.91%

* represents less than 1%

(1)	As of March 6, 2023, there are 101,102 Class B shares issued and outstanding and entitled to vote.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2021 with the Company’s management. The Company’s management has primary responsibility for the Company’s financial reporting process and internal controls as well as preparation of the Company’s consolidated financial statements. The independent registered public accounting firm is responsible for performing an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) to obtain reasonable assurance that the Company’s consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of such financial statements with accounting principles generally accepted in the United States. The Audit Committee is responsible for overseeing and monitoring the independent registered accounting firm’s audit process on behalf of the Board of Directors.

The Audit Committee has discussed with KEB, the Company’s independent registered public accounting firm for the year ended December 31, 2022, the matters required to be discussed by PCAOB Auditing Standard No. 1301, “Communications with Audit Committees” as amended and adopted by PCAOB. PCAOB Auditing Standard No. 1301 requires an auditor to discuss with the Audit Committee, among other things, the auditor’s judgments about the quality, not just the acceptability, of the accounting principles applied in the Company’s financial reporting. The Audit Committee has also received the written disclosures and the letter from KEB required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with KEB its independence from FTFC.

Based on the review and discussions referred to above, the Audit Committee recommended to FTFC’s Board of Directors and the Company’s Board of Directors approved the recommendation that the audited financial statements were properly included in FTFC’s Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE OF

THE BOARD OF DIRECTORS

Will W. Klein, Chairman

Bill H. Hill

Gerald J. Kohout

Gary L. Sherrer

Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by its independent registered public accounting firm, Kerber, Eck & Braeckel LLP.

	Years Ended December 31,
	2022	2021
Audit Fees (including expenses)	$155,547	$148,703
Audit Related Fees	44,250	42,600
Tax Fees	11,500	12,750
All Other Fees	-	3,760
Total	$211,297	$207,813

Audit fees primarily represent fees for financial services provided in connection with the audit of the Company’s consolidated financial statements, statutory financial statements of TLIC and FBLIC and Securities and Exchange Commission Form 10-K. Audit related services primarily represent fees for financial services in connection with the review of the Company’s quarterly reports and Securities and Exchange Commission Form 10-Q. The tax fees are related to the filing of the Company’s annual tax return with the Internal Revenue Service.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

3.3	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB filed April 30, 2007.

10.1	Amended and Restated Employment Agreement of Gregg E. Zahn, president, dated May 23, 2022, incorporated by reference as Exhibit 10.8 of the Company’s Current Report on Form 8-K filed May 25, 2022.

10.2	Amended and Restated Employment Agreement of Jeffrey J. Wood, dated March 18, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

10.3	2019 Long-Term Incentive Plan, incorporated by reference as Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

10.4	Employment Agreement of William S. Lay, dated December 6, 2021, incorporated by reference as Exhibit 10.16 of the Company’s Current Report on Form 8-K filed December 7, 2021.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022 and 2021

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

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
December 31, 2022 and 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 9, 2023	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date March 9, 2023	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date March 9, 2023
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date March 9, 2023
William S. Lay, Director

By	/s/ Bill H. Hill	Date March 9, 2023
Bill H. Hill, Director

By	/s/ Will W. Klein	Date March 9, 2023
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date March 9, 2023
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date March 9, 2023
Charles W. Owens, Director

By	/s/ George E. Peintner	Date March 9, 2023
George E. Peintner, Director

By	/s/ Gary L. Sherrer	Date March 9, 2023
Gary L. Sherrer, Director