Form 10-Q
period 2023-03-31
First Trinity Financial CORP
filed 2023-05-15
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

  For the quarterly period ended March 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period From ______________to _______________

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2023, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2023

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $142,810,570 and $144,744,158 as of March 31, 2023 and December 31, 2022, respectively)	$128,565,745	$126,612,890
Equity securities at fair value (cost: $279,620 and $276,131 as of March 31, 2023 and December 31, 2022, respectively)	396,916	399,633
Mortgage loans on real estate	233,503,495	242,314,128
Investment real estate	540,436	540,436
Policy loans	2,999,041	2,840,887
Short-term investments	2,076,730	1,860,578
Other long-term investments	70,594,795	67,500,783
Total investments	438,677,158	442,069,335
Cash and cash equivalents	55,332,570	33,542,725
Accrued investment income	5,877,937	5,580,175
Recoverable from reinsurers	10,896,297	11,102,875
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $65,590,213 and $63,649,991 as of March 31, 2023 and December 31, 2022, respectively)	59,207,042	56,209,040
Mortgage loans on real estate	26,791,487	31,028,575
Short-term investments	1,360,136	982,404
Cash and cash equivalents	4,809,942	3,813,750
Total assets held in trust under coinsurance agreement	92,168,607	92,033,769
Agents' balances and due premiums	1,265,782	1,253,077
Deferred policy acquisition costs	57,896,894	56,183,785
Value of insurance business acquired	3,979,863	4,048,105
Other assets	21,443,795	20,050,191
Total assets	$687,538,903	$665,864,037
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$407,959,474	$391,359,944
Future policy benefits	113,063,945	110,012,174
Policy claims	2,307,066	2,541,088
Other policy liabilities	241,224	146,217
Total policy liabilities	523,571,709	504,059,423
Funds withheld under coinsurance agreement	90,754,691	92,301,039
Deferred federal income taxes	3,519,145	2,677,411
Other liabilities	14,186,359	15,173,652
Total liabilities	632,031,904	614,211,525
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 9,631,920 issued as of March 31, 2023 and December 31, 2022, 9,384,340 outstanding as of March 31, 2023 and December 31, 2022)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2023 and December 31, 2022)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of March 31, 2023 and December 31, 2022)	(893,947)	(893,947)
Accumulated other comprehensive loss	(11,250,252)	(14,319,679)
Accumulated earnings	23,885,845	23,100,785
Total shareholders' equity	55,506,999	51,652,512
Total liabilities and shareholders' equity	$687,538,903	$665,864,037

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Premiums	$9,108,309	$8,228,782
Net investment income	7,627,816	6,448,995
Net realized investment gains (losses)	(31,451)	1,237,806
Service fees	982,848	57,540
Other income	419	58,497
Total revenues	17,687,941	16,031,620
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,287,664	3,214,973
Death benefits	3,953,162	4,006,240
Surrenders	432,866	315,390
Interest credited to policyholders	3,616,106	3,176,136
Dividend, endowment and supplementary life contract benefits	81,272	76,797
Total benefits and claims	11,371,070	10,789,536
Policy acquisition costs deferred	(3,735,611)	(2,852,880)
Amortization of deferred policy acquisition costs	2,021,411	1,368,983
Amortization of value of insurance business acquired	68,242	72,209
Commissions	3,560,008	2,661,129
Other underwriting, insurance and acquisition expenses	3,154,894	2,863,084
Total expenses	5,068,944	4,112,525
Total benefits, claims and expenses	16,440,014	14,902,061
Income before total federal income tax expense	1,247,927	1,129,559
Current federal income tax expense	145,873	8,270
Deferred federal income tax expense	86,958	208,754
Total federal income tax expense	232,831	217,024
Net income	$1,015,096	$912,535
Net income per common share
Class A common stock	$0.1072	$0.0964
Class B common stock	$0.0911	$0.0819

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,015,096	$912,535
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	3,576,936	(15,355,711)
Less net realized investment gains (losses) having no credit losses	(18,322)	1,224,075
Net unrealized gains (losses)	3,595,258	(16,579,786)
Less adjustment to deferred acquisition costs	1,091	(6,913)
Other comprehensive income (loss) before income tax expense (benefit)	3,594,167	(16,572,873)
Income tax expense (benefit)	754,776	(3,480,303)
Total other comprehensive income (loss)	2,839,391	(13,092,570)
Total comprehensive income (loss)	$3,854,487	$(12,180,035)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	912,535	912,535
Other comprehensive loss	-	-	-	-	(13,092,570)	-	(13,092,570)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of March 31, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$111,257	$17,828,617	$60,811,280

Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	1,015,096	1,015,096
Other comprehensive income	-	-	-	-	2,839,391	-	2,839,391
Balance as of March 31, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(11,250,252)	$23,885,845	$55,506,999

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$1,015,096	$912,535
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(1,234,765)	(1,205,756)
Net realized investment (gains) losses	31,451	(1,237,806)
Amortization of policy acquisition cost	2,021,411	1,368,983
Policy acquisition cost deferred	(3,735,611)	(2,852,880)
Amortization of value of insurance business acquired	68,242	72,209
Allowance for mortgage loan losses	(34,282)	83,700
Provision for deferred federal income tax expense	86,958	208,754
Interest credited to policyholders	3,616,106	3,176,136
Change in assets and liabilities:
Accrued investment income	(297,762)	81,134
Recoverable from reinsurers	206,578	(37,547)
Assets held in trust under coinsurance agreement	1,813,341	1,282,160
Agents' balances and due premiums	(12,705)	223,010
Other assets	(1,393,604)	(116,125)
Future policy benefits	3,051,771	3,172,111
Policy claims	(234,022)	985,341
Other policy liabilities	95,007	90,378
Other liabilities (exclude change in payable for securities purchased of $757,048 and $1,154,808 in 2023 and 2022, respectively)	(1,744,341)	(4,059,518)
Net cash provided by operating activities	3,318,869	2,146,819

Investing activities
Purchases of fixed maturity securities	(223,594)	(26,767,100)
Maturities of fixed maturity securities	355,000	550,000
Sales of fixed maturity securities	1,428,450	30,399,960
Purchases of equity securities	(27,056)	(43,414)
Acquisition of Royalty Capital Life Insurance Company	-	3,525,749
Joint venture distribution	23,567	30,522
Purchases of mortgage loans	(30,763,562)	(32,447,546)
Payments on mortgage loans	39,540,138	18,291,543
Purchases of other long-term investments	(5,444,219)	(2,671,200)
Payments on other long-term investments	3,710,613	4,686,815
Sale of real estate	-	49,371
Policy loans	(158,154)	(99,162)
Short-term investments	(216,152)	29,993
Net change in receivable and payable for securities sold and purchased	757,048	1,154,808
Net cash provided by (used in) investing activities	8,982,079	(3,309,661)

Financing activities
Policyholders' account deposits	32,734,475	5,912,187
Policyholders' account withdrawals	(23,245,578)	(15,909,047)
Net cash provided by (used in) financing activities	9,488,897	(9,996,860)

Increase (decrease) in cash and cash equivalents	21,789,845	(11,159,702)
Cash and cash equivalents, beginning of period	33,542,725	42,528,046
Cash and cash equivalents, end of period	$55,332,570	$31,368,344

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
March 31, 2023
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
March 31, 2023
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

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2022.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Change in Significant Accounting Policies – Investments and Allowance for Loan Losses from Mortgage Loans

In first quarter 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and all related guidance dealing with the FASB’s pronouncements dealing with changes in accounting for and recognizing credit losses.

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

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline in value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale securities to reflect the amount of an unrealized loss attributed to credit. This impairment is limited by the amount that the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized in other comprehensive income (loss) with no change to the cost basis of the security. This determination involves a degree of uncertainty. Changes in the allowance for credit losses are recognized in earnings.

The assessment and determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the fixed maturity security. The Company develops those expectations after considering various factors such as agency ratings, the financial condition of the issuer or underlying obligors, payment history, payment structure of the security, industry and market conditions, underlying collateral, and other factors that may be relevant based on the facts and circumstances pertaining to individual securities.

If the Company intends to sell the fixed maturity security or will be more likely than not be required to sell the fixed maturity security before recovery of its amortized cost basis, then any allowance for credit losses, if previously recorded is written off and the fixed maturity security’s amortized cost is written down to the security’s fair value as of the reporting date with any incremental impairment recorded as a charge to noninterest income.

Prior to 2023, the Company evaluated the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline in value was other-than-temporary in nature.  That determination involved a degree of uncertainty.  If a decline in the fair value of a security was determined to be temporary, the decline was recorded as an unrealized loss in shareholders' equity. If a decline in a security's fair value is considered to be other-than-temporary, the Company then determined the proper treatment for the other-than-temporary impairment. The amount of any other-than-temporary impairment related to a credit loss was recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security.  If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortized the reduced book value back to the security's expected recovery value over the remaining term of the bond.  The Company continued to review the security for further impairment that would prompt another write-down in the value.

Equity securities are comprised of mutual funds and common stocks and are carried at fair value. The associated unrealized gains and losses are included in net realized investment gains (losses). Dividends from these investments are recognized in net investment income when declared.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. This measurement of mortgage loans on an amortized cost basis is reduced by an allowance for credit losses representing a valuation allowance that is deducted from the amortized costs basis of mortgage loans to present the net carrying value at the amount expected to be collected on the mortgage loans.

Interest income and the amortization of premiums or discounts are included in net investment income. Mortgage loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated.

The statement of operations reflects the measurement of credit losses for newly recognized mortgage loans as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses. The allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit determination since origination is determined and the initial allowance for credit losses should be added to the purchase price of mortgage loans rather than being reported as a credit loss expenses.

The Company, however, has established and will continue to establish a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. The Company’s foreclosed properties have not resulted in accumulated losses and due to the low loan-to-value the Company holds with respect to its mortgage loans, the Company has not recorded and does not expect to record the addition to the purchase price of mortgage loans an initial allowance for credit losses to be amortized over the life of the mortgage loans. The Company will continue to record credit losses for mortgage loans not supported by funds held in escrow in accordance with its valuation policy for mortgage loans on real estate followed before 2023.

Prior to and continuing in 2023, the Company established a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. This allowance for possible loan losses from investments in mortgage loans on real estate continues to be a reserve established through a provision for possible loan losses charged to expense which represents, in our judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan portfolio. This allowance, in the Company’s judgment, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan portfolio and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While the Company utilizes its best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential and commercial mortgage loan portfolio, the economy and changes in interest rates. The allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

The Company considers mortgage loans on real estate impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Impairment is measured on a loan-by-loan basis. Factors that the Company considers in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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
March 31, 2023
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Other long-term investments are comprised of lottery prize receivables and are carried at amortized cost. Interest income and the accretion of discount are included in net investment income. These investments are backed by the lottery departments at the various states by U.S. Treasury Bonds and Notes or in the case of Pennsylvania, by annuities purchased from a highly rated life insurance company. Given this support to lottery prize receivables, the Company has not recorded and does not expect to incur any current estimated credit losses on its investments in lottery prize receivables.

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

Common Stock and Treasury Stock

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
March 31, 2023
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Subsequent Events

Management has evaluated all events subsequent to March 31, 2023 through the date that these financial statements have been issued.

On April 24, 2023, as approved by the FTFC Board of Directors, the Company executed a definitive agreement to be acquired by Brickell L & A Holdings LLC, a portfolio company of the Brickell Insurance Group of companies, and an affiliate of 777 Partners LLC. All the Company’s Class A and Class B common stock (converted to Class A common stock at closing at a rate of 85%) issued and outstanding will be purchased from FTFC’s shareholders for approximately $7.75 to $8.00 per Class A share. Closing of this transaction is expected in the fourth quarter 2023.

On April 24, 2023, FBLIC received a formal order from the Oklahoma Insurance Department approving its redomestication to Oklahoma. Prior to that date, FBLIC was domiciled in Missouri.

Adopted Accounting Standards

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance (Accounting Standards Update 2016-13) for the accounting for credit losses for financial instruments. The updated guidance applied a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and required an entity to estimate the credit losses expected over the life of an exposure or pool of exposures.

The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amended the current other-than-temporary impairment model for available-for-sale debt securities and requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. The Company adopted this standard in first quarter 2023 on a modified retrospective basis. The cumulative effect adjustment to January 1, 2023 accumulated earnings for the adoption of this standard was a charge of $230,036.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgated that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also required that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted the amendments in this standard in first quarter 2023. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Recent Accounting Pronouncements

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2023 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,122,503	$2,340	$31,172	$2,093,671
States and political subdivisions	4,844,056	4,401	306,206	4,542,251
Commercial mortgage-backed securities	10,611,636	-	2,194,811	8,416,825
Residential mortgage-backed securities	10,355	4,095	-	14,450
Corporate bonds	86,660,410	56,882	7,826,359	78,890,933
Asset-backed securities	9,419,078	-	1,243,126	8,175,952
Exchange traded securities	724,639	-	252,639	472,000
Foreign bonds	26,967,893	-	2,304,582	24,663,311
Redeemable preferred securities	1,250,000	-	152,800	1,097,200
Certificate of deposits	200,000	-	848	199,152
Total fixed maturity securities	$142,810,570	$67,718	$14,312,543	$128,565,745

Fixed maturity securities held in trust under coinsurance agreement	$65,590,213	$17,996	$6,401,167	$59,207,042

	December 31, 2022
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,558	$-	$42,993	$2,054,565
States and political subdivisions	4,966,770	2,268	408,717	4,560,321
Commercial mortgage-backed securities	10,608,213	-	2,274,575	8,333,638
Residential mortgage-backed securities	10,550	4,700	-	15,250
Corporate bonds	88,394,563	35,464	10,317,890	78,112,137
Asset-backed securities	9,538,593	-	1,539,164	7,999,429
Exchange traded securities	682,280	-	215,080	467,200
Foreign bonds	26,995,631	-	3,225,551	23,770,080
Redeemable preferred securities	1,250,000	-	148,800	1,101,200
Certificate of deposits	200,000	-	930	199,070
Total fixed maturity securities	$144,744,158	$42,432	$18,173,700	$126,612,890

Fixed maturity securities held in trust under coinsurance agreement	$63,649,991	$8,224	$7,449,175	$56,209,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2023 and December 31, 2022 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2023 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,770,942	$26,771	2
States and political subdivisions	3,077,144	168,890	17
Commercial mortgage-backed securities	658,413	31,625	1
Corporate bonds	48,878,760	3,038,922	146
Asset-backed securities	1,701,234	126,025	4
Foreign bonds	12,860,020	639,371	38
Certificate of deposits	199,152	848	1
Total less than 12 months in an unrealized loss position	69,145,665	4,032,452	209
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	95,719	4,401	1
States and political subdivisions	994,253	137,316	5
Commercial mortgage-backed securities	7,758,412	2,163,186	23
Corporate bonds	28,049,651	4,787,437	88
Asset-backed securities	6,474,718	1,117,101	17
Exchange traded securities	472,000	252,639	2
Foreign bonds	11,803,291	1,665,211	28
Redeemable preferred securities	347,200	152,800	2
Total more than 12 months in an unrealized loss position	55,995,244	10,280,091	166
Total fixed maturity securities in an unrealized loss position	$125,140,909	$14,312,543	375
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$30,648,923	$1,154,233	144
Total more than 12 months in an unrealized loss position	26,763,821	5,246,934	104
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$57,412,744	$6,401,167	248

	December 31, 2022
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,760,073	$37,231	2
States and political subdivisions	3,325,252	301,788	20
Commercial mortgage-backed securities	5,863,255	1,387,792	17
Corporate bonds	69,451,263	8,733,104	216
Asset-backed securities	5,042,586	890,318	12
Certificate of deposits	199,070	930	1
Foreign bonds	21,766,704	2,785,419	61
Total less than 12 months in an unrealized loss position	107,408,203	14,136,582	329
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	294,492	5,762	2
States and political subdivisions	766,424	106,929	3
Commercial mortgage-backed securities	2,470,383	886,783	7
Corporate bonds	6,314,364	1,584,786	20
Asset-backed securities	2,956,843	648,846	9
Exchange traded securities	467,200	215,080	2
Redeemable preferred securities	351,200	148,800	2
Foreign bonds	2,003,376	440,132	6
Total more than 12 months in an unrealized loss position	15,624,282	4,037,118	51
Total fixed maturity securities in an unrealized loss position	$123,032,485	$18,173,700	380
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$49,918,808	$5,679,624	231
Total more than 12 months in an unrealized loss position	5,524,318	1,769,551	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,443,126	$7,449,175	252

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

As of March 31, 2023, the Company held 375 available-for-sale fixed maturity securities with an unrealized loss of $14,312,543, fair value of $125,140,909 and amortized cost of $139,453,452. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2023. The ratio of the fair value to the amortized cost of these 375 securities is 90%.

As of December 31, 2022, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $18,173,700, fair value of $123,032,485 and amortized cost of $141,206,185. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2022. The ratio of the fair value to the amortized cost of these 380 securities is 87%.

The change in the current estimate of credit losses on fixed maturity available-for -sale securities for the three months ended March 31, 2023 is summarized as follows:

(Unaudited)
March 31, 2023

Beginning balance	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	(291,185)
Current estimate of credit losses	(6,923)
Ending balance	$(298,108)

There were no impairment losses recognized by the Company during the three months ended March 31, 2023. Management believes that the Company will fully recover its cost basis in the securities held as of March 31, 2023, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of March 31, 2023 and December 31, 2022, are summarized as follows:

	(Unaudited)
	March 31, 2023	December 31, 2022
Unrealized depreciation on available-for-sale securities	$(14,244,825)	$(18,131,268)
Adjustment to deferred acquisition costs	4,000	5,091
Deferred income taxes	2,990,573	3,806,498
Net unrealized depreciation on available-for-sale securities	$(11,250,252)	$(14,319,679)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(6,383,171)	$(7,440,951)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $70,594,795 and $67,500,783 as of March 31, 2023 and December 31, 2022, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2023, by contractual maturity, are summarized as follows:

	March 31, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,349,611	$2,324,199	$14,618,209	$14,811,648
Due after one year through five years	23,650,812	22,399,366	37,699,223	40,549,037
Due after five years through ten years	22,538,034	21,486,336	12,809,244	15,183,494
Due after ten years	82,400,123	72,825,591	5,468,119	7,726,689
Due at multiple maturity dates	11,871,990	9,530,253	-	-
	$142,810,570	$128,565,745	$70,594,795	$78,270,868

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of March 31, 2023, by contractual maturity, are summarized as follows:

	March 31, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$3,060,028	$3,039,412
Due after one year through five years	33,352,595	32,064,544
Due after five years through ten years	9,182,894	8,708,354
Due after ten years	16,862,695	12,748,371
Due at multiple maturity dates	3,132,001	2,646,361

	$65,590,213	$59,207,042

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities and investment real estate for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2023	2022	2023	2022	2023	2022
Proceeds	$1,783,450	$30,949,960	$-	$-	$-	$49,371
Gross realized gains	15,899	1,224,914	-	-	-	-
Gross realized losses	(34,221)	(839)	-	(8,000)	-	(3,696)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three months ended March 31, 2023 and 2022 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$3,595,258	$(16,579,786)
Fixed maturity securities held in trust under coinsurance agreement	1,057,780	(4,676,371)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(18,322)	1,224,075
Fixed maturity securities credit losses	(6,923)	-
Equity securities, sale of securities	-	(8,000)
Equity securities, changes in fair value	(6,206)	25,427
Investment real estate	-	(3,696)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Fixed maturity securities	$1,560,033	$1,935,754
Preferred stock and equity securities	28,255	65,073
Other long-term investments	1,360,330	1,311,694
Mortgage loans	4,724,356	3,778,025
Policy loans	56,576	43,322
Short-term and other investments	494,678	21,272
Gross investment income	8,224,228	7,155,140
Investment expenses	(596,412)	(706,145)
Net investment income	$7,627,816	$6,448,995

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2023 and December 31, 2022, these required deposits, included in investment assets, had amortized costs that totaled $4,364,763 and $4,634,898, respectively. As of March 31, 2023 and December 31, 2022, these required deposits had fair values that totaled $4,337,311 and $4,590,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)
	March 31, 2023	December 31, 2022
Residential mortgage loans	$215,565,482	$223,984,194
Commercial mortgage loans by property type
Agricultural	992,635	994,691
Apartment	3,675,100	3,625,533
Industrial	1,988,680	1,999,438
Lodging	265,765	268,741
Office building	5,517,708	5,681,946
Retail	5,498,125	5,759,585
Total commercial mortgage loans by property type	17,938,013	18,329,934
Total mortgage loans	$233,503,495	$242,314,128

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$27,162,560	$31,076,883
Less unearned interest on mortgage loans	371,073	48,308
Total mortgage loans held in trust under coinsurance agreement	$26,791,487	$31,028,575

There were 30 mortgage loans with a remaining principal balance of $6,404,793 that were more than 90 days past due as of March 31, 2023. There were 14 mortgage loans with a remaining principal balance of $3,090,264 that were more than 90 days past due as of March 31, 2022.

There were four mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,060,578 as of March 31, 2023. There were two mortgage loans in default and in the foreclosure process with a remaining principal balance of $611,220 as of March 31, 2022.

The Company’s investment real estate as of March 31, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	March 31, 2023	December 31, 2022
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	-	-
Total investment in real estate	$540,436	$540,436

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
March 31, 2023
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2023 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,093,671	$-	$2,093,671
States and political subdivisions	-	4,542,251	-	4,542,251
Commercial mortgage-backed securities	-	8,416,825	-	8,416,825
Residential mortgage-backed securities	-	14,450	-	14,450
Corporate bonds	-	78,890,933	-	78,890,933
Asset-backed securities	-	8,175,952	-	8,175,952
Exchange traded securities	-	472,000	-	472,000
Foreign bonds	-	24,663,311	-	24,663,311
Redeemable preferred securities	-	1,097,200	-	1,097,200
Certificate of deposit	-	199,152	-	199,152
Total fixed maturity securities	$-	$128,565,745	$-	$128,565,745
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$59,207,042	$-	59,207,042
Equity securities
Mutual funds	$-	$47,830	$-	$47,830
Corporate common stock	291,601	-	57,485	349,086
Total equity securities	$291,601	$47,830	$57,485	$396,916

	December 31, 2022
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,054,565	$-	$2,054,565
States and political subdivisions	-	4,560,321	-	4,560,321
Commercial mortgage-backed securities	-	8,333,638	-	8,333,638
Residential mortgage-backed securities	-	15,250	-	15,250
Corporate bonds	-	78,112,137	-	78,112,137
Asset-backed securities	-	7,999,429	-	7,999,429
Exchange traded securities	-	467,200	-	467,200
Foreign bonds	-	23,770,080	-	23,770,080
Redeemable preferred securities	-	1,101,200	-	1,101,200
Certificate of deposit	-	199,070	-	199,070
Total fixed maturity securities	$-	$126,612,890	$-	$126,612,890
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$56,209,040	$-	$56,209,040
Equity securities
Mutual funds	$-	$47,910	$-	$47,910
Corporate common stock	297,727	-	53,996	351,723
Total equity securities	$297,727	$47,910	$53,996	$399,633

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

3. Fair Value Measurements (continued)

As of March 31, 2023 and December 31, 2022, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	March 31, 2023	December 31, 2022

Beginning balance	$53,996	$63,423
Joint venture net income	27,056	215,470
Joint venture distribution	(23,567)	(216,897)
Net realized invemstment losses	-	(8,000)
Ending balance	$57,485	$53,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2023 and December 31, 2022 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2023 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$17,938,013	$16,938,171	$-	$-	$16,938,171
Residential	215,565,482	192,106,017	-	-	192,106,017
Policy loans	2,999,041	2,999,041	-	-	2,999,041
Short-term investments	2,076,730	2,076,730	2,076,730	-	-
Other long-term investments	70,594,795	78,270,868	-	-	78,270,868
Cash and cash equivalents	55,332,570	55,332,570	55,332,570	-	-
Accrued investment income	5,877,937	5,877,937	-	-	5,877,937
Total financial assets	$370,384,568	$353,601,334	$57,409,300	$-	$296,192,034
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,162,560	$27,162,560	$-	$-	$27,162,560
Less unearned interest on mortgage loans	371,073	371,073	-	-	371,073
Short-term investments	1,360,136	1,360,136	1,360,136
Cash and cash equivalents	4,809,942	4,809,942	4,809,942	-	-
Total financial assets held in trust under coinsurance agreement	$32,961,565	$32,961,565	$6,170,078	$-	$26,791,487
Financial liabilities
Policyholders' account balances	$407,959,474	$357,962,883	$-	$-	$357,962,883
Policy claims	2,307,066	2,307,066	-	-	2,307,066
Total financial liabilities	$410,266,540	$360,269,949	$-	$-	$360,269,949

	December 31, 2022
Financial assets
Mortgage loans on real estate
Commercial	$18,329,934	$17,393,284	$-	$-	$17,393,284
Residential	223,984,194	202,476,647	-	-	202,476,647
Policy loans	2,840,887	2,840,887	-	-	2,840,887
Short-term investments	1,860,578	1,860,578	1,860,578	-	-
Other long-term investments	67,500,783	74,155,822	-	-	74,155,822
Cash and cash equivalents	33,542,725	33,542,725	33,542,725	-	-
Accrued investment income	5,580,175	5,580,175	-	-	5,580,175
Total financial assets	$353,639,276	$337,850,118	$35,403,303	$-	$302,446,815
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$31,076,883	$31,076,883	$-	$-	$31,076,883
Less unearned interest on mortgage loans	48,308	48,308	-	-	48,308
Short-term investments	982,404	982,404	982,404	-	-
Cash and cash equivalents	3,813,750	3,813,750	3,813,750	-	-
Total financial assets held in trust under coinsurance agreement	$35,824,729	$35,824,729	$4,796,154	$-	$31,028,575
Financial liabilities
Policyholders' account balances	$391,359,944	$359,044,740	$-	$-	$359,044,740
Policy claims	2,541,088	2,541,088	-	-	2,541,088
Total financial liabilities	$393,901,032	$361,585,828	$-	$-	$361,585,828

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate as of March 31, 2023 and December 31, 2022.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Revenues:
Life insurance operations	$10,825,816	$9,897,724
Annuity operations	6,081,155	5,955,860
Corporate operations	780,970	178,036

Total	$17,687,941	$16,031,620
Income before income taxes:
Life insurance operations	$(248,274)	$(131,262)
Annuity operations	1,009,698	1,126,234
Corporate operations	486,503	134,587

Total	$1,247,927	$1,129,559
Depreciation and amortization expense:
Life insurance operations	$1,756,514	$1,248,162
Annuity operations	333,138	193,030

Total	$2,089,652	$1,441,192

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets:
Life insurance operations	$152,571,133	$149,949,283
Annuity operations	525,048,301	505,990,810
Corporate operations	9,919,469	9,923,944
Total	$687,538,903	$665,864,037

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2019 through 2021 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

6. Contingent Liabilities

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
March 31, 2023
(Unaudited)

6. Contingent Liabilities (continued)

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

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, 2023 and 2022 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	2,825,779	(862)	2,824,917
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(14,474)	-	(14,474)
Other comprehensive income	2,840,253	(862)	2,839,391
Balance as of March 31, 2023	$(11,253,426)	$3,174	$(11,250,252)

Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(12,131,012)	5,461	(12,125,551)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	967,019	-	967,019
Other comprehensive loss	(13,098,031)	5,461	(13,092,570)
Balance as of March 31, 2022	$111,288	$(31)	$111,257

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three months ended March 31, 2023 and 2022 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2023 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,576,936	$751,157	$2,825,779
Reclassification adjustment for net losses included in operations having no credit losses	(18,322)	(3,848)	(14,474)
Net unrealized gains on investments	3,595,258	755,005	2,840,253
Adjustment to deferred acquisition costs	(1,091)	(229)	(862)
Total other comprehensive income	$3,594,167	$754,776	$2,839,391

	Three Months Ended March 31, 2022 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(15,355,711)	$(3,224,699)	$(12,131,012)
Reclassification adjustment for net gains included in operations having no credit losses	1,224,075	257,056	967,019
Net unrealized losses on investments	(16,579,786)	(3,481,755)	(13,098,031)
Adjustment to deferred acquisition costs	6,913	1,452	5,461
Total other comprehensive loss	$(16,572,873)	$(3,480,303)	$(13,092,570)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2023	2022
Realized gains (losses) on sales of securities (a)	$(18,322)	$1,224,075
Income tax expense (benefit) (b)	(3,848)	257,056
Total reclassification adjustments	$(14,474)	$967,019

(a) These items appear within net realized investment gains in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of March 31, 2023, $753,345 of independent residential mortgage loans on real estate are held in escrow by a third party loan originator for the benefit of the Company.   As of March 31, 2023, $666,564 of that escrow amount is available to the Company as additional collateral on $5,202,978 of advances to the loan originator. The remaining March 31, 2023 escrow amount of $86,781 is available to the Company as additional collateral on its investment of $17,356,264 in residential mortgage loans on real estate. In addition, the Company has an additional $1,086,166 allowance for possible loan losses in the remaining $216,147,231 of investments in mortgage loans on real estate as of March 31, 2023.

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

As of March 31, 2023, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2023 and 2022 are summarized as follows (excluding $17,356,264 and $34,323,315 of mortgage loans on real estate as of March 31, 2023 and 2022, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(33,500)	53,067	(782)	30,633	(34,282)	83,700
Allowance, ending	$996,924	$728,229	$89,242	$61,990	$1,086,166	$790,219

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$996,924	$728,229	$89,242	$61,990	$1,086,166	$790,219

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$198,388,187	$143,394,981	$17,759,044	$13,858,582	$216,147,231	$157,253,563

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Over 70% to 80%	$69,390,042	$72,013,555	$3,282,044	$3,287,048	$72,672,086	$75,300,603
Over 60% to 70%	67,679,590	67,780,388	3,015,717	3,033,504	70,695,307	70,813,892
Over 50% to 60%	35,819,990	36,929,025	1,924,833	1,839,272	37,744,823	38,768,297
Over 40% to 50%	19,767,168	20,100,407	1,271,762	1,272,088	21,038,930	21,372,495
Over 30% to 40%	11,497,509	13,143,773	4,857,746	5,123,894	16,355,255	18,267,667
Over 20% to 30%	6,378,140	8,898,731	837,233	733,238	7,215,373	9,631,969
Over 10% to 20%	3,829,535	3,976,357	2,124,542	3,040,890	5,954,077	7,017,247
10% or less	1,203,508	1,141,958	624,136	-	1,827,644	1,141,958
Total	$215,565,482	$223,984,194	$17,938,013	$18,329,934	$233,503,495	$242,314,128

9. Line of Credit

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There has been a material change to the Company’s critical accounting policies and estimates involving Investments in Fixed Maturity Securities and Mortgage Loans on Real Estate since December 31, 2022 involving the current estimates of credit losses related to the Company’s first quarter 2023 adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and all related guidance dealing with the FASB’s pronouncements dealing with changes in accounting for and recognizing credit losses. These revised critical accounting policies are summarized as follows:

Investments in Fixed Maturity Securities

We hold fixed maturity interests in a variety of companies. The Company continuously evaluates the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline in value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale securities to reflect the amount of an unrealized loss attributed to credit. This impairment is limited by the amount that the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized in other comprehensive income (loss) with no change to the cost basis of the security. This determination involves a degree of uncertainty. Changes in the allowance for credit losses are recognized in earnings.

The assessment and determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the fixed maturity security. The Company develops those expectations after considering various factors such as agency ratings, the financial condition of the issuer or underlying obligors, payment history, payment structure of the security, industry and market conditions, underlying collateral, and other factors that may be relevant based on the facts and circumstances pertaining to individual securities.

If the Company intends to sell the fixed maturity security or will be more likely than not be required to sell the fixed maturity security before recovery of its amortized cost basis, then any allowance for credit losses, if previously recorded is written off and the fixed maturity security’s amortized cost is written down to the security’s fair value as of the reporting date with any incremental impairment recorded as a charge to noninterest income.

Prior to 2023, the Company evaluated the difference between the amortized cost and estimated fair value of its fixed maturity investments to determine whether any decline in fair value was other-than-temporary in nature. This determination involved a degree of uncertainty. If a decline in the fair value of a fixed maturity security was determined to be temporary, the decline was recognized in other comprehensive income (loss) within shareholders’ equity. If a decline in a security’s fair value was considered to be other-than-temporary, we then determined the proper treatment for the other-than-temporary impairment. For fixed maturity securities, the amount of any other-than-temporary impairment related to a credit loss was recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of any other-than-temporary impairment related to other factors was recognized in other comprehensive income (loss) with no change to the cost basis of the security. The assessment of whether a decline in fair value was considered temporary or other-than-temporary included management’s judgment as to the financial position and future prospects of the entity issuing the security. It is not possible to accurately predict when it may be determined that a specific security will become impaired. If an other-than-temporary impairment related to a credit loss occurred with respect to a fixed maturity security, we amortized the reduced book value back to the security’s expected recovery value over the remaining term of the fixed maturity investment.

Mortgage Loans on Real Estate

Mortgage loans are carried at unpaid balances, net of unamortized premium or discounts. This measurement of mortgage loans on an amortized cost basis is reduced by an allowance for credit losses representing a valuation allowance that is deducted from the amortized costs basis of mortgage loans to present the net carrying value at the amount expected to be collected on the mortgage loans.

Interest income and the amortization of premiums or discounts are included in net investment income. Mortgage loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated.

The statement of operations reflects the measurement of credit losses for newly recognized mortgage loans as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses. The allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit determination since origination is determined and the initial allowance for credit losses should be added to the purchase price of mortgage loans rather than being reported as a credit loss expenses.

The Company, however, has established and will continue to establish a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. The Company’s foreclosed properties have not resulted in accumulated losses and due to the low loan-to-value the Company holds with respect to its mortgage loans, the Company has not recorded and does not expect to record the addition to the purchase price of mortgage loans an initial allowance for credit losses to be amortized over the life of the mortgage loans. The Company will continue to record credit losses for mortgage loans not supported by funds held in escrow in accordance with its valuation policy for mortgage loans on real estate followed before 2023.

Prior to and continuing in 2023, the Company established a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. This allowance for possible loan losses from investments in mortgage loans on real estate continues to be a reserve established through a provision for possible loan losses charged to expense which represents, in our judgment, the known and inherent credit losses existing in the residential and commercial mortgage loan portfolio. This allowance, in the Company’s judgment, is necessary to reserve for estimated loan losses inherent in the residential and commercial mortgage loan portfolio and reduces the carrying value of investments in mortgage loans on real estate to the estimated net realizable value on the consolidated statement of financial position.

While the Company utilizes its best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the residential and commercial mortgage loan portfolio, the economy and changes in interest rates. The allowance for possible mortgage loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probable incurred but not specifically identified loans.

The Company considers mortgage loans on real estate impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the mortgage loan agreement. Impairment is measured on a loan-by-loan basis. Factors that the Company considers in determining impairment include payment status, collateral value of the real estate subject to the mortgage loan and the probability of collecting scheduled principal and interest payments when due. Mortgage loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the mortgage loan on real estate and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Adopted Accounting Standards

Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued updated guidance (Accounting Standards Update 2016-13) for the accounting for credit losses for financial instruments. The updated guidance applied a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables, including structured settlements that are recorded as part of reinsurance recoverables) and required an entity to estimate the credit losses expected over the life of an exposure or pool of exposures.

The estimate of expected credit losses considers historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected. The updated guidance also amended the current other-than-temporary impairment model for available-for-sale debt securities and requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The Company adopted this standard in first quarter 2023 on a modified retrospective basis. The cumulative effect adjustment to January 1, 2023 accumulated earnings for the adoption of this standard was a charge of $230,036.

Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued amendments (Accounting Standards Update 2022-2) for the accounting of troubled debt restructuring and disclosures. The amendments introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. The amendments promulgated that an entity must apply specific loan refinancing and restructuring guidance to determine whether a modification results in a new loan or the continuation of an existing loan. The amendments also required that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted the amendments in this standard in first quarter 2023. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Recent Accounting Pronouncements

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2023 and 2022

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,108,309	$8,228,782	$879,527
Net investment income	7,627,816	6,448,995	1,178,821
Net realized investment gains (losses)	(31,451)	1,237,806	(1,269,257)
Service fees	982,848	57,540	925,308
Other income	419	58,497	(58,078)
Total revenues	17,687,941	16,031,620	1,656,321
Benefits and claims	11,371,070	10,789,536	581,534
Expenses	5,068,944	4,112,525	956,419
Total benefits, claims and expenses	16,440,014	14,902,061	1,537,953
Income before federal income tax expense	1,247,927	1,129,559	118,368
Federal income tax expense (benefit)	232,831	217,024	15,807
Net income	$1,015,096	$912,535	$102,561
Net income per common share
Class A common stock	$0.1072	$0.0964	$0.0108
Class B common stock	$0.0911	$0.0819	$0.0092

Consolidated Condensed Financial Position as of March 31, 2023 and December 31, 2022

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 to 2022

Investment assets	$438,677,158	$442,069,335	$(3,392,177)
Assets held in trust under coinsurance agreement	92,168,607	92,033,769	134,838
Other assets	156,693,138	131,760,933	24,932,205
Total assets	$687,538,903	$665,864,037	$21,674,866

Policy liabilities	$523,571,709	$504,059,423	$19,512,286
Funds withheld under coinsurance agreement	90,754,691	92,301,039	(1,546,348)
Deferred federal income taxes	3,519,145	2,677,411	841,734
Other liabilities	14,186,359	15,173,652	(987,293)
Total liabilities	632,031,904	614,211,525	17,820,379
Shareholders' equity	55,506,999	51,652,512	3,854,487
Total liabilities and shareholders' equity	$687,538,903	$665,864,037	$21,674,866

Shareholders' equity per common share
Class A common stock	$5.8612	$5.4542	$0.4070
Class B common stock	$4.9820	$4.6360	$0.3460

Results of Operations – Three Months Ended March 31, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,108,309	$8,228,782	$879,527
Net investment income	7,627,816	6,448,995	1,178,821
Net realized investment gains (losses)	(31,451)	1,237,806	(1,269,257)
Service fees	982,848	57,540	925,308
Other income	419	58,497	(58,078)
Total revenues	$17,687,941	$16,031,620	$1,656,321

The $1,656,321 increase in total revenues for the three months ended March 31, 2023 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$658,615	$458,139	$200,476
Ordinary life renewal	1,339,413	899,975	439,438
Final expense first year	881,081	1,236,375	(355,294)
Final expense renewal	6,229,200	5,634,293	594,907
Total premiums	$9,108,309	$8,228,782	$879,527

The $879,527 increase in premiums for the three months ended March 31, 2023 is primarily due to a $594,907 increase in final expense renewal premiums, $439,438 increase in ordinary life renewal premiums and a $200,476 increase in ordinary life first year premiums that exceeded a $355,294 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$1,560,033	$1,935,754	$(375,721)
Preferred stock and equity securities	28,255	65,073	(36,818)
Other long-term investments	1,360,330	1,311,694	48,636
Mortgage loans	4,724,356	3,778,025	946,331
Policy loans	56,576	43,322	13,254
Short-term and other investments	494,678	21,272	473,406
Gross investment income	8,224,228	7,155,140	1,069,088
Investment expenses	(596,412)	(706,145)	(109,733)
Net investment income	$7,627,816	$6,448,995	$1,178,821

The $1,069,088 increase in gross investment income for the three months ended March 31, 2023 is primarily due to $946,331 increase in mortgage loans, $473,406 increase in short term and other investments that exceeded a $375,721 decrease in fixed maturity securities.

In twelve months since March 31, 2022, our investments in mortgage loans increased approximately $41.9 million and investments in fixed maturity securities decreased approximately $35.9 million. The increase in short term and other investments is due to higher gross effective yields on securities held in the portfolio and other investments.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, investment real estate, equity securities, changes in fair value of equity securities and changes in estimate of credit losses. Our net realized investment gains for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$1,783,450	$30,949,960	$(29,166,510)
Amortized cost at sale date	1,801,772	29,725,885	(27,924,113)
Net realized gains (losses)	$(18,322)	$1,224,075	$(1,242,397)
Investment real estate:
Sales proceeds	$-	$49,371	$(49,371)
Cost at sale date	-	53,067	(53,067)
Net realized losses	$-	$(3,696)	$3,696
Equity securities at fair value:
Sales proceeds	$-	$-	$-
Cost at sale date	-	8,000	(8,000)
Net realized losses	$-	$(8,000)	$8,000
Equity securities, changes in fair value	$(6,206)	$25,427	$(31,633)
Changes in current estimate of credit losses	$(6,923)	$-	$(6,923)
Net realized investment gains (losses)	$(31,451)	$1,237,806	$(1,269,257)

Service Fees

The $925,308 increase in service fees for the three months ended March 31, 2023 is primarily due to an increase in fees from brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$3,287,664	$3,214,973	$72,691
Death benefits	3,953,162	4,006,240	(53,078)
Surrenders	432,866	315,390	117,476
Interest credited to policyholders	3,616,106	3,176,136	439,970
Dividend, endowment and supplementary life contract benefits	81,272	76,797	4,475
Total benefits and claims	11,371,070	10,789,536	581,534
Expenses
Policy acquisition costs deferred	(3,735,611)	(2,852,880)	(882,731)
Amortization of deferred policy acquisition costs	2,021,411	1,368,983	652,428
Amortization of value of insurance business acquired	68,242	72,209	(3,967)
Commissions	3,560,008	2,661,129	898,879
Other underwriting, insurance and acquisition expenses	3,154,894	2,863,084	291,810
Total expenses	5,068,944	4,112,525	956,419
Total benefits, claims and expenses	$16,440,014	$14,902,061	$1,537,953

The $1,537,953 increase in total benefits, claims and expenses for the three months ended March 31, 2023 is discussed below.

Benefits and Claims

The $581,534 increase in benefits and claims for the three months ended March 31, 2023 is primarily due to the following:

●

$439,970 increase in interest credited to policyholders is primarily due to an increase of approximately $34.3 million in the amount of policyholders’ account balance in the consolidated statement of financial position since March 31, 2022.

●	$117,476 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

●	$72,691 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$53,078 decrease in death benefits is primarily due to approximately $382,000 of decreased final expense benefits that exceeded $328,000 of increased ordinary life benefits.

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

For the three months ended March 31, 2023 and 2022, capitalized costs were $3,735,611 and $2,852,880, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2023 and 2022 were $2,021,411 and $1,368,983, respectively.

The $882,731 increase in the 2023 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $652,428 increase in the 2023 amortization of deferred acquisition costs primarily due to increased 2023 surrenders and withdrawal activity and the impact of increased mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $68,242 and $72,209 for the three months ended March 31, 2023 and 2022, respectively.

Commissions

Our commissions for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Annuity	$1,081,284	$59,469	$1,021,815
Ordinary life first year	665,440	492,800	172,640
Ordinary life renewal	141,145	89,929	51,216
Final expense first year	1,073,811	1,474,665	(400,854)
Final expense renewal	598,328	544,266	54,062
Total commissions	$3,560,008	$2,661,129	$898,879

The $898,879 increase in commissions for the three months ended March 31, 2023 is primarily due to a $1,021,815 increase annuity commissions (corresponding to $27,052,093 of increased annuity deposits retained) and a $172,640 increase in ordinary life first year commissions (corresponding to $200,476 increased ordinary life first year premiums) that exceed a $400,854 decrease in final expense first year commissions (corresponding to $355,294 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

There was a $291,810 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2023 that is primarily due to increases in salaries, bonuses and legal cost.

Federal Income Taxes

FTFC filed its 2021 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2023 and 2022, current federal income tax expense was $145,873 and $8,270, respectively. For the three months ended March 31, 2023 and 2022, deferred federal income tax expense was $86,958 and $208,754, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended March 31, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2023, the net income allocated to the Class A shareholders of $1,005,885 is the total net income $1,015,096 less the net income allocated to the Class B shareholders $9,211. For the three months ended March 31, 2022, the net income allocated to the Class A shareholders of $904,254 is the total net income $912,535 less the net income allocated to the Class B shareholders $8,281.

The weighted average outstanding common shares basic for the three months ended March 31, 2023 and 2022 were 9,384,340 and 8,661,696 for Class A shares, respectively and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$10,825,816	$9,897,724	$928,092
Annuity operations	6,081,155	5,955,860	125,295
Corporate operations	780,970	178,036	602,934
Total	$17,687,941	$16,031,620	$1,656,321
Income before federal income taxes:
Life insurance operations	$(248,274)	$(131,262)	$(117,012)
Annuity operations	1,009,698	1,126,234	(116,536)
Corporate operations	486,503	134,587	351,916
Total	$1,247,927	$1,129,559	$118,368

The increases and decreases of revenues and profitability from our business segments for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$879,527	$-	$-	$879,527
Net investment income	254,513	861,871	62,437	1,178,821
Net realized investment gains (losses)	(275,788)	(1,001,469)	8,000	(1,269,257)
Service fees and other income	69,840	264,893	532,497	867,230
Total revenue	928,092	125,295	602,934	1,656,321

Benefits and claims
Increase in future policy benefits	72,691	-	-	72,691
Death benefits	(53,078)	-	-	(53,078)
Surrenders	117,476	-	-	117,476
Interest credited to policyholders	-	439,970	-	439,970
Dividend, endowment and supplementary life contract benefits	4,475	-	-	4,475
Total benefits and claims	141,564	439,970	-	581,534
Expenses
Policy acquisition costs deferred net of amortization	878,545	(1,108,848)	-	(230,303)
Amortization of value of insurance business acquired	(1,983)	(1,984)	-	(3,967)
Commissions	(122,936)	1,021,815	-	898,879
Other underwriting, insurance and acquisition expenses	149,914	(109,122)	251,018	291,810
Total expenses	903,540	(198,139)	251,018	956,419
Total benefits, claims and expenses	1,045,104	241,831	251,018	1,537,953
Income (loss) before federal income taxes (benefits)	$(117,012)	$(116,536)	$351,916	$118,368

Consolidated Financial Condition

Our invested assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $142,810,570 and $144,744,158 as of March 31, 2023 and December 31, 2022, respectively)	$128,565,745	$126,612,890	$1,952,855
Equity securities at fair value (cost: $279,620 and $276,131 as of March 31, 2023 and December 31, 2022, respectively)	396,916	399,633	(2,717)
Mortgage loans on real estate	233,503,495	242,314,128	(8,810,633)
Investment real estate	540,436	540,436	-
Policy loans	2,999,041	2,840,887	158,154
Short-term investments	2,076,730	1,860,578	216,152
Other long-term investments	70,594,795	67,500,783	3,094,012
Total investments	$438,677,158	$442,069,335	$(3,392,177)

The increase and decrease in fixed maturity available-for-sale securities for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited) Three Months Ended March 31,
	2023	2022
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$126,612,890	$184,077,038
Purchases	223,594	26,767,100
Unrealized appreciation (depreciation)	3,595,258	(16,579,786)
Net realized investment gains (losses)	(18,322)	1,224,075
Change in credit loss	(6,923)	-
Sales proceeds	(1,428,450)	(30,399,960)
Maturities	(355,000)	(550,000)
Premium amortization	(57,302)	(102,477)
Increase (decrease)	1,952,855	(19,641,048)
Fixed maturity securities, available-for-sale, ending	$128,565,745	$164,435,990

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

The decrease and increase in equity securities for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
	Amount	Amount
Equity securities, beginning	$399,633	$348,218
Purchases	27,056	43,414
Joint venture distributions	(23,567)	(30,522)
Net realized investment gains (losses)	-	(8,000)
Net realized investment gains (losses), changes in fair value	(6,206)	25,427
Increase (decrease)	(2,717)	30,319
Equity securities, ending	$396,916	$378,537

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decrease and increase in mortgage loans on real estate for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
	Amount	Amount
Mortgage loans on real estate, beginning	$242,314,128	$177,508,051
Purchases	30,763,562	32,447,546
Discount premium amortization	(68,339)	(3,476)
Payments	(39,540,138)	(18,291,543)
(Increase) decrease in allowance for bad debts	34,282	(83,700)
Increase (decrease)	(8,810,633)	14,068,827
Mortgage loans on real estate, ending	$233,503,495	$191,576,878

The decrease in investment real estate for the three months ended March 31, 2022 is summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
	Amount	Amount
Investment real estate, beginning	$540,436	$688,345
Sales proceeds	-	(49,371)
Net realized investment losses	-	(3,696)
Decrease	-	(53,067)
Investment real estate, ending	$540,436	$635,278

The increase and decrease in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
	Amount	Amount
Other long-term investments, beginning	$67,500,783	$65,929,215
Purchases	5,444,219	2,671,200
Accretion of discount	1,360,406	1,311,709
Payments	(3,710,613)	(4,686,815)
Incease (decrease)	3,094,012	(703,906)
Other long-term investments, ending	$70,594,795	$65,225,309

Our assets other than invested assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022

Cash and cash equivalents	$55,332,570	$33,542,725	$21,789,845
Accrued investment income	5,877,937	5,580,175	297,762
Recoverable from reinsurers	10,896,297	11,102,875	(206,578)
Assets held in trust under coinsurance agreement	92,168,607	92,033,769	134,838
Agents' balances and due premiums	1,265,782	1,253,077	12,705
Deferred policy acquisition costs	57,896,894	56,183,785	1,713,109
Value of insurance business acquired	3,979,863	4,048,105	(68,242)
Other assets	21,443,795	20,050,191	1,393,604
Assets other than investment assets	$248,861,745	$223,794,702	$25,067,043

The $21,789,845 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The increases in deferred policy acquisition costs for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
Balance, beginning of year	$56,183,785	$49,717,323
Capitalization of commissions, sales and issue expenses	3,735,611	2,852,880
Amortization	(2,021,411)	(1,368,983)
Deferred acquisition costs allocated to investments	(1,091)	6,913
Increase	1,713,109	1,490,810
Balance, end of year	$57,896,894	$51,208,133

Our other assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022
Federal and state income taxes recoverable	$9,820,144	$8,887,609	$932,535
Advances to mortgage loan originator	5,202,978	4,743,041	459,937
Advances to an independently owned investment firm	5,000,000	5,000,000	-
Guaranty funds	690,419	699,865	(9,446)
Lease asset - right to use	442,929	467,536	(24,607)
Other receivables, prepaid assets and deposits	232,227	194,737	37,490
Notes receivable	55,098	57,403	(2,305)
Total other assets	$21,443,795	$20,050,191	$1,393,604

There was a $932,535 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $459,937 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies. As of March 31, 2023, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

Our liabilities as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022

Policy liabilities
Policyholders' account balances	$407,959,474	$391,359,944	$16,599,530
Future policy benefits	113,063,945	110,012,174	3,051,771
Policy claims	2,307,066	2,541,088	(234,022)
Other policy liabilities	241,224	146,217	95,007
Total policy liabilities	523,571,709	504,059,423	19,512,286
Funds withheld under coinsurance agreement	90,754,691	92,301,039	(1,546,348)
Deferred federal income taxes	3,519,145	2,677,411	841,734
Other liabilities	14,186,359	15,173,652	(987,293)
Total liabilities	$632,031,904	$614,211,525	$17,820,379

The increase and decrease in policyholders’ account balances for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2023	2022
	Amount	Amount
Policyholders' account balances, beginning	$391,359,944	$373,647,869
Deposits	32,734,475	5,912,187
Withdrawals	(23,245,578)	(15,909,047)
Change in funds withheld under coinsurance agreement	3,494,527	1,477,724
Acquisition of Royalty Capital Life Insurance Company	-	3,019,610
Interest credited	3,616,106	3,176,136
Increase (decrease)	16,599,530	(2,323,390)
Policyholders' account balances, ending	$407,959,474	$371,324,479

The $3,051,771 increase in future policy benefits during the three months ended March 31, 2023 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $841,734 increase in deferred federal income taxes during the three months ended March 31, 2023 was due to $754,776 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale and $86,958 of operating deferred federal tax.

The $1,546,348 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under the coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022
Suspense accounts payable	$5,620,328	$9,706,063	$(4,085,735)
Mortgage loans suspense	5,081,305	2,655,185	2,426,120
Payable for securities purchased	1,147,556	390,508	757,048
Accrued expenses payable	814,000	830,000	(16,000)
Guaranty fund assessments	681,000	681,000	-
Lease liability	442,929	467,536	(24,607)
Unclaimed funds	354,754	338,204	16,550
Unearned investment income	105,023	105,236	(213)
Accounts payable	54,451	80,964	(26,513)
Deferred revenue	49,500	52,250	(2,750)
Other payables, withholdings and escrows	(164,487)	(133,294)	(31,193)
Total other liabilities	$14,186,359	$15,173,652	$(987,293)

The $4,085,735 decrease in suspense accounts payable is due to decreased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The increase in mortgage loan suspense of $2,426,120 is primarily due to timing of principal loan payments on mortgage loans.

As of March 31, 2023, the Company had $1,147,556 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $390,508 of security purchases overlapping financial reporting periods as of December 31, 2022.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2023, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of March 31, 2023, we had cash and cash equivalents totaling $55,332,570. As of March 31, 2023, cash and cash equivalents of $31,065,764 and $18,916,127, respectively, totaling $49,981,891 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID and Missouri Department of Commerce and Insurance of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $3,633,769 as of December 31, 2022. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,237,769 in 2023 without prior approval. FBLIC has paid no dividends to TLIC in 2023. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. Dividends paid by FBLIC to TLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC in 2023 and 2022. In 2022, TLIC returned $2,200,000 in capital to FTFC. This return of capital by TLIC to FTFC is eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $35,526,411 and $32,933,850 as of March 31, 2023 and December 31, 2022, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Our cash flows for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Net cash provided by operating activities	$3,318,869	$2,146,819	$1,172,050
Net cash provided by (used in) investing activities	8,982,079	(3,309,661)	12,291,740
Net cash provided by (used in) financing activities	9,488,897	(9,996,860)	19,485,757
Increase (decrease) in cash and cash equivalents	21,789,845	(11,159,702)	32,949,547
Cash and cash equivalents, beginning of period	33,542,725	42,528,046	(8,985,321)
Cash and cash equivalents, end of period	$55,332,570	$31,368,344	$23,964,226

The cash provided by operating activities for the three months ended March 31, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2023	2022	2023 less 2022
Premiums collected	$8,983,396	$8,392,587	$590,809
Net investment income collected	6,095,077	5,329,641	765,436
Service fees and other income collected	983,267	116,037	867,230
Death benefits paid	(3,980,606)	(3,058,446)	(922,160)
Surrenders paid	(432,866)	(315,390)	(117,476)
Dividends and endowments paid	(81,947)	(76,424)	(5,523)
Commissions paid	(3,588,011)	(2,511,921)	(1,076,090)
Other underwriting, insurance and acquisition expenses paid	(3,274,819)	(2,753,083)	(521,736)
Taxes paid	(1,078,408)	(33,670)	(1,044,738)
Decreased assets held in trust under coinsurance agreement	1,813,339	1,282,160	531,179
(Increased) decreased mortgage loan suspense	2,426,119	(3,905,417)	6,331,536
Increased advances to mortgage loan originator	(459,937)	(170,210)	(289,727)
Decreased deposits of pending policy applications	(4,085,735)	(106,186)	(3,979,549)
Other	-	(42,859)	42,859
Cash provided by operating activities	$3,318,869	$2,146,819	$1,172,050

Please see the statements of cash flows for the three months ended March 31, 2023 and 2022 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2023	December 31, 2022	2023 less 2022

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 9,631,920 issued as of March 31, 2023 and December 31, 2022, 9,384,340 outstanding as of March 31, 2023 and December 31, 2022)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2023 and December 31, 2022)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of March 31, 2023 and December 31, 2022)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(11,250,252)	(14,319,679)	3,069,427
Accumulated earnings	23,885,845	23,100,785	785,060
Total shareholders' equity	$55,506,999	$51,652,512	$3,854,487

The increase in shareholders’ equity of $3,854,487 for the three months ended March 31, 2023 is due to $2,839,391 in other comprehensive income and $1,015,096 in net income that have both been impacted by the January 1, 2023 cumulative effect adjustment for accumulated credit loss as presented in the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2023 or 2022. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of $14,244,825 and $18,131,268 as of March 31, 2023 and December 31, 2022, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $3,576,936 in unrealized losses arising for the three months ended March 31, 2023 has been impacted by 2023 net realized investment losses of $18,322 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $3,595,258.

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

As of March 31, 2023, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 15, 2023	By	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 15, 2023	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer