Form 10-K/A
period 2022-12-31
First Trinity Financial CORP
filed 2023-05-19
CIK 1395585

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment #1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period Fromto.

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

Auditor Name: Kerber, Eck & Braeckel LLP
Auditor Location: Springfield, Illinois
Auditor PCAOB ID: 718

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends First Trinity Financial Corporation’s (the “Company,” “our,” “we,” “us,” or similar terms) Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. The Company is filing this Amendment for the purposes of correcting and providing further information to the Form 10-K. The correction relates to deleting an inadvertent carryover of a header on each page of Part III of Form 10-K, along with the signature page and exhibit list, that indicated the pages related to the Notes to the Consolidated Financial Statements for December 31, 2022 and 2021. Part III has also been revised to provide further information. We have also amended Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of the Original 10-K to provide additional disclosure. In addition, because Part III of Form 10-K was included in the Original 10-K and this Amendment, the reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K and this Amendment has been deleted.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filings of these new certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original 10-K and reflects only the changes noted above. No other information included in the Original 10-K has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

In March 2020, our Board formally adopted the 2019 Equity Incentive Plan which had been previously approved by our shareholders in 2019. Under the Plan, up to 1,000,000 shares of Class A Common Stock are authorized for issuance. However, to date no awards have been granted or shares issued pursuant to the Plan.

(f)	Purchases of Equity Securities by Issuer

The Company did not repurchase any of its shares of common stock during 2022 or 2021.

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

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
Gregg E. Zahn (4)	61	Director; Chairman, President and Chief Executive Officer of First Trinity	2004
Charles W. Owens (3) (4)	68	Director; Insurance and Marketing Services	2004
George E. Peintner (2) (4)	69	Director; Marketing Company	2004

(1)	Member Compensation Committee
(2)	Member Nominating and Corporate Governance Committee
(3)	Member Investment Committee

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

The Director Compensation Table for 2022 is set forth below.

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)

Bill H. Hill	44,500	-	-	-	-	-	44,500
Will W. Klein	54,000	-	-	-	-	-	54,000
Gerald J. Kohout	44,500	-	-	-	-	-	44,500
Charles W. Owens	51,500	-	-	-	-	-	51,500
George E. Peintner	52,000	-	-	-	-	-	52,000
Gary L. Sherrer	53,500	-	-	-	-	-	53,500

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

Corporate Governance

The Company has a Code of Conduct and Ethics (“Code”) applicable to all directors and employees, including our Chairman of the Board, Chief Executive Officer and other senior executives, to help ensure that our business is conducted in accordance with high standards of ethical behavior. The Code is published on our website at www.firsttrinityfinancial.com under “Corporate Governance” and may be obtained free of charge by contacting our corporate offices at (918) 249-2438 or requesting a copy in writing to 7633 East 63rd Place, Suite 230, Tulsa, Oklahoma 74113-1246. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer or controller) on its website.

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

We believe our straightforward and simplified approach to executive compensation insulates our shareholders from the types of corporate excesses which led to the enactment of "Say-on-Pay" and "Say-When-on Pay." We believe our compensation solution favorably serves our shareholders on matters of executive pay.

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

	Class A	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	636,366	6.78%
William S. Lay	30,027	*
Bill H. Hill	36,989	*
Charles W. Owens (2)	52,957	*
George E. Peintner	53,191	*
Gary L. Sherrer	57,042	*
Will W. Klein	13,021	*
Jeffrey J. Wood	5,189	*
Gerald J. Kohout	3,121	*
All directors and executive officers as a group (9 persons)	887,903	9.46%

* represents less than 1%

(1)	As of March 6, 2023, there were 9,384,340 Class A shares issued and outstanding and entitled to vote.
(2)	Includes 4,626 shares jointly owned by Mr. Owens and his children.

	Class B	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	100,000	98.91%
William S. Lay	-	*
Bill H. Hill	-	*
Charles W. Owens	-	*
George E. Peintner	-	*
Gary L. Sherrer	-	*
Will W. Klein	-	*
Jeffrey J. Wood	-	*
Gerald J. Kohout	-	*
All directors and executive officers as a group (9 persons)	100,000	98.91%

* represents less than 1%

(1)	As of March 6, 2023, there are 101,102 Class B shares issued and outstanding and entitled to vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Reviewing Certain Transactions

We have adopted a written policy for the review, approval or ratification of related party transactions. All of our officers, Directors and employees are subject to the policy. Under this policy, the Audit Committee will review all related party transactions for potential conflict of interest situations. Generally, our policy defines a “related party transaction” as a transaction in which we are a participant and in which a related party has an interest. A “related party” is:

•	any of our Directors, Officers or employees or a nominee to become a Director;
•	an owner of more than 5% of our outstanding common stock;
•	certain family members of any of the above persons; and
•	any entity in which any of the above persons is employed or is a partner or principal or in which such person has a 5% or greater ownership interest.

Approval Procedures

Before entering into a related party transaction, the related party or our department responsible for the potential transaction must notify the Audit Committee of the facts and circumstances of the proposed transaction.  If the amount involved is equal to or less than $100,000, generally the proposed transaction will be exempt from this approval policy. If the amount involved exceeds $100,000, in general the proposed transaction will be submitted to the Audit Committee.  Matters to be submitted will include:

•	the related party’s relationship to us and interest in the transaction;
•	the material terms of the proposed transaction;
•	the benefits to us of the proposed transaction;
•	the availability of other sources of comparable properties or services; and
•	whether the proposed transaction is on terms comparable to terms available to an unrelated third party or to employees generally.

The Audit Committee will then consider all of the relevant facts and circumstances available, including the matters described above and, if applicable, the impact on a Director’s independence.  No member of the Audit Committee is permitted to participate in any review, consideration or approval of any related party transaction if such person or any of his or her immediate family members is the related party. After review, the Audit Committee, as applicable, may approve, modify or disapprove the proposed transaction. Only those related party transactions that are in, or are not inconsistent with, our best interests and that of our shareholders will be approved.

Ratification Procedures

If one of our officers or Directors becomes aware of a related party transaction that has not been previously approved or ratified by the Audit Committee, if the transaction is pending or ongoing, the transaction must be submitted, based on the amount involved, to the Audit Committee to consider the matters described above. Based on the conclusions reached, the Audit Committee will evaluate all options, including ratification, amendment or termination of the related party transaction. If the transaction is completed, the Audit Committee will (i) evaluate the transaction, taking into account the same factors as described above, to determine if rescission of the transaction or any disciplinary action is appropriate; and (ii) will request that we evaluate our controls and procedures to determine the reason the transaction was not submitted to the Audit Committee for prior approval, and whether any changes to the procedures are recommended.

We did not have any related party transactions in 2022 with our officers or Directors.

Director Independence

Although our common stock is not traded on a stock exchange or quotation system, we maintain a Board with a majority of independent directors. The Board has determined that each of the following five members of the Board are “independent” within the meaning of applicable listing standards of the Nasdaq Stock Market and as set forth in our Corporate Governance Policy: Will W. Klein, Gerald J. Kohout, Charles W. Owens, George E. Peinter and Gary L. Sherrer. The Board has made an affirmative determination that each of Directors named above satisfies these categorical standards. In making its determination, the Board examined relationships between Directors or their affiliates with us and our affiliates and determined that each such relationship, if any, did not impair the Director’s independence. A copy of our governance policy is available at our website, https://firsttrinityfinancial.com/company-charters-corporate-governance.

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Amended Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 17, 2009.

3.2*	By-laws, as amended and restated, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2009.

3.3*	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

4.1*	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-SB filed April 30, 2007.

10.1*†	Amended and Restated Employment Agreement of Gregg E. Zahn, president, dated May 23, 2022, incorporated by reference as Exhibit 10.8 of the Company’s Current Report on Form 8-K filed May 25, 2022.

10.2 *†	Amended and Restated Employment Agreement of Jeffrey J. Wood, dated March 18, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

10.3*†	2019 Long-Term Incentive Plan, incorporated by reference as Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1	Powers of Attorney (included in the signature pages hereto, and incorporated herein by reference).

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

*XBRL	Information is furnished and not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Previously filed
**Filed herewith
† Represents a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date: May 19, 2023	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date: May 19, 2023	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date: May 19, 2023
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date: May 19, 2023
William S. Lay, Director

By	/s/ Bill H. Hill	Date: May 19, 2023
Bill H. Hill, Director

By	/s/ Will W. Klein	Date: May 19, 2023
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date: May 19, 2023
Gerald J. Kohout, Director

By	/s/ Charles W, Owens	Date: May 19, 2023
Charles W. Owens, Director

By	/s/ George E. Peintner	Date: May 19, 2023
George E. Peintner, Director

By	/s/ Gary L. Sherrer	Date: May 19, 2023
Gary L. Sherrer, Director