Form 10-Q
period 2023-06-30
First Trinity Financial CORP
filed 2023-08-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

  For the quarterly period ended June 30, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period From ___________________to ___________________.

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2023, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2023

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $141,926,006 and $144,744,158 as of June 30, 2023 and December 31, 2022, respectively)	$125,847,409	$126,612,890
Equity securities at fair value (cost: $289,964 and $276,131 as of June 30, 2023 and December 31, 2022, respectively)	403,180	399,633
Mortgage loans on real estate	244,702,198	242,314,128
Investment real estate	540,436	540,436
Policy loans	3,075,385	2,840,887
Short-term investments	2,100,482	1,860,578
Other long-term investments	67,988,177	67,500,783
Total investments	444,657,267	442,069,335
Cash and cash equivalents	42,942,780	33,542,725
Accrued investment income	6,347,585	5,580,175
Recoverable from reinsurers	10,675,060	11,102,875
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $64,041,370 and $63,649,991 as of June 30, 2023 and December 31, 2022, respectively)	57,186,401	56,209,040
Mortgage loans on real estate	27,417,841	31,028,575
Short-term investments	994,785	982,404
Cash and cash equivalents	2,075,412	3,813,750
Total assets held in trust under coinsurance agreement	87,674,439	92,033,769
Agents' balances and due premiums	1,297,556	1,253,077
Deferred policy acquisition costs	59,303,591	56,183,785
Value of insurance business acquired	3,906,606	4,048,105
Other assets	32,755,712	20,050,191
Total assets	$689,560,596	$665,864,037
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$411,635,698	$391,359,944
Future policy benefits	116,153,377	110,012,174
Policy claims	1,939,713	2,541,088
Other policy liabilities	297,782	146,217
Total policy liabilities	530,026,570	504,059,423
Funds withheld under coinsurance agreement	87,664,950	92,301,039
Deferred federal income taxes	3,422,287	2,677,411
Other liabilities	12,886,273	15,173,652
Total liabilities	634,000,080	614,211,525
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 9,631,920 issued as of June 30, 2023 and December 31, 2022, 9,384,340 outstanding as of June 30, 2023 and December 31, 2022)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2023 and December 31, 2022)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of June 30, 2023 and December 31, 2022)	(893,947)	(893,947)
Accumulated other comprehensive loss	(12,698,644)	(14,319,679)
Accumulated earnings	25,387,754	23,100,785
Total shareholders' equity	55,560,516	51,652,512
Total liabilities and shareholders' equity	$689,560,596	$665,864,037

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$9,599,539	$8,914,138	$18,707,848	$17,142,920
Net investment income	7,446,396	6,439,117	15,074,212	12,888,112
Net realized investment gains (losses)	(112,070)	(148,714)	(143,521)	1,089,092
Service fees	1,110,994	329,855	2,093,842	387,395
Other income	8,014	5,775	8,433	64,272
Total revenues	18,052,873	15,540,171	35,740,814	31,571,791
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,195,351	2,961,862	6,483,015	6,176,835
Death benefits	3,156,135	2,885,203	7,109,297	6,891,443
Surrenders	668,266	438,425	1,101,132	753,815
Interest credited to policyholders	3,805,863	3,230,421	7,421,969	6,406,557
Dividend, endowment and supplementary life contract benefits	87,510	80,052	168,782	156,849
Total benefits and claims	10,913,125	9,595,963	22,284,195	20,385,499
Policy acquisition costs deferred	(3,664,613)	(3,408,839)	(7,400,224)	(6,261,719)
Amortization of deferred policy acquisition costs	2,258,279	2,085,355	4,279,690	3,454,338
Amortization of value of insurance business acquired	73,257	66,755	141,499	138,964
Commissions	3,433,682	3,074,504	6,993,690	5,735,633
Other underwriting, insurance and acquisition expenses	3,139,947	2,352,415	6,294,841	5,215,499
Total expenses	5,240,552	4,170,190	10,309,496	8,282,715
Total benefits, claims and expenses	16,153,677	13,766,153	32,593,691	28,668,214
Income before total federal income tax expense	1,899,196	1,774,018	3,147,123	2,903,577
Current federal income tax expense (benefit)	109,128	(6,054)	255,001	2,216
Deferred federal income tax expense	288,159	321,857	375,117	530,611
Total federal income tax expense	397,287	315,803	630,118	532,827
Net income	$1,501,909	$1,458,215	$2,517,005	$2,370,750
Net income per common share
Class A common stock	$0.1586	$0.1540	$0.2658	$0.2503
Class B common stock	$0.1348	$0.1309	$0.2259	$0.2128

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,501,909	$1,458,215	$2,517,005	$2,370,750
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(1,865,053)	(12,507,412)	1,711,883	(27,863,123)
Less net realized investment gains (losses) having no credit losses	(31,281)	(86,008)	(49,603)	1,138,067
Net unrealized investment gains (losses)	(1,833,772)	(12,421,404)	1,761,486	(29,001,190)
Less adjustment to deferred acquisition costs	(363)	(3,550)	728	(10,463)
Other comprehensive income (loss) before federal income tax expense (benefit)	(1,833,409)	(12,417,854)	1,760,758	(28,990,727)
Federal income tax expense (benefit)	(385,017)	(2,607,750)	369,759	(6,088,053)
Total other comprehensive income (loss)	(1,448,392)	(9,810,104)	1,390,999	(22,902,674)
Total comprehensive income (loss)	$53,517	$(8,351,889)	$3,908,004	$(20,531,924)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Three months ended June 30, 2022
Balance as of April 1, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$111,257	$17,828,617	$60,811,280
Comprehensive income (loss):
Net income	-	-	-	-	-	1,458,215	1,458,215
Other comprehensive loss	-	-	-	-	(9,810,104)	-	(9,810,104)
Balance as of June 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391

Six months ended June 30, 2022
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	2,370,750	2,370,750
Other comprehensive loss	-	-	-	-	(22,902,674)	-	(22,902,674)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of June 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391

Three months ended June 30, 2023
Balance as of April 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(11,250,252)	$23,885,845	$55,506,999
Comprehensive income (loss):
Net income	-	-	-	-	-	1,501,909	1,501,909
Other comprehensive loss	-	-	-	-	(1,448,392)	-	(1,448,392)
Balance as of June 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516

Six months ended June 30, 2023
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	2,517,005	2,517,005
Other comprehensive income	-	-	-	-	1,390,999	-	1,390,999
Balance as of June 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$2,517,005	$2,370,750
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(2,518,435)	(2,400,489)
Net realized investment (gains) losses	143,521	(1,089,092)
Amortization of policy acquisition cost	4,279,690	3,454,338
Policy acquisition cost deferred	(7,400,224)	(6,261,719)
Amortization of value of insurance business acquired	141,499	138,964
Allowance for mortgage loan losses	39,426	127,708
Provision for deferred federal income tax expense	375,117	530,611
Interest credited to policyholders	7,421,969	6,406,557
Change in assets and liabilities:
Accrued investment income	(767,410)	(130,313)
Recoverable from reinsurers	427,815	311,050
Assets held in trust under coinsurance agreement	7,141,323	3,455,715
Agents' balances and due premiums	(44,479)	279,954
Other assets (excludes change in receivable of securities sold of ($12,358,726) in 2022)	(12,705,521)	(2,656,148)
Future policy benefits	6,141,203	6,111,571
Policy claims	(601,375)	3,252
Other policy liabilities	151,565	97,146
Other liabilities (excludes change in payable for securities purchased of $756,933 and ($1,318,340) in 2023 and 2022, respectively)	(3,044,312)	(4,976,699)
Net cash provided by operating activities	1,698,377	5,773,156

Investing activities
Purchases of fixed maturity securities	(223,594)	(33,600,214)
Maturities of fixed maturity securities	355,000	952,000
Sales of fixed maturity securities	2,158,558	40,114,357
Purchases of equity securities	(63,479)	(112,517)
Acquisition of Royalty Capital Life Insurance Company	-	3,525,749
Joint venture distributions	49,646	97,804
Purchases of mortgage loans	(74,416,806)	(71,372,265)
Payments on mortgage loans	71,963,905	53,208,585
Purchases of other long-term investments	(5,523,698)	(4,306,740)
Payments on other long-term investments	7,683,912	8,726,389
Sale of real estate	-	49,371
Net change in policy loans	(234,498)	(229,806)
Net change in short-term investments	(239,904)	1,511,348
Net change in receivable and payable for securities sold and purchased	756,933	(13,677,066)
Net cash provided by (used in) investing activities	2,265,975	(15,113,005)

Financing activities
Policyholders' account deposits	57,781,005	18,546,018
Policyholders' account withdrawals	(52,345,302)	(33,475,021)
Net cash provided by (used in) financing activities	5,435,703	(14,929,003)

Increase (decrease) in cash and cash equivalents	9,400,055	(24,268,852)
Cash and cash equivalents, beginning of period	33,542,725	42,528,046
Cash and cash equivalents, end of period	$42,942,780	$18,259,194

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
June 30, 2023
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
June 30, 2023
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

The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2022.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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

Stock Purchase Agreement

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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2023 through the date that these financial statements have been issued.

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
June 30, 2023
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2023 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$2,125,018	$-	$48,827	$2,076,191
States and political subdivisions	5,461,491	1,413	389,121	5,073,783
Commercial mortgage-backed securities	10,617,585	-	2,347,083	8,270,502
Residential mortgage-backed securities	10,148	5,729	-	15,877
Corporate bonds	86,185,132	26,131	9,004,798	77,206,465
Asset-backed securities	8,657,316	-	1,224,816	7,432,500
Exchange traded securities	772,051	-	302,051	470,000
Foreign bonds	26,847,265	-	2,651,774	24,195,491
Redeemable preferred securities	1,250,000	-	143,400	1,106,600
Total fixed maturity securities	$141,926,006	$33,273	$16,111,870	$125,847,409
Fixed maturity securities held in trust under coinsurance agreement	$64,041,370	$12,175	$6,867,144	$57,186,401

	December 31, 2022
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,558	$-	$42,993	$2,054,565
States and political subdivisions	4,966,770	2,268	408,717	4,560,321
Commercial mortgage-backed securities	10,608,213	-	2,274,575	8,333,638
Residential mortgage-backed securities	10,550	4,700	-	15,250
Corporate bonds	88,394,563	35,464	10,317,890	78,112,137
Asset-backed securities	9,538,593	-	1,539,164	7,999,429
Exchange traded securities	682,280	-	215,080	467,200
Foreign bonds	26,995,631	-	3,225,551	23,770,080
Redeemable preferred securities	1,250,000	-	148,800	1,101,200
Certificate of deposits	200,000	-	930	199,070
Total fixed maturity securities	$144,744,158	$42,432	$18,173,700	$126,612,890
Fixed maturity securities held in trust under coinsurance agreement	$63,649,991	$8,224	$7,449,175	$56,209,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2023 and December 31, 2022 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2023 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,980,051	$44,876	3
States and political subdivisions	2,770,409	154,837	13
Corporate bonds	17,082,573	500,756	62
Asset-backed securities	188,045	4,163	1
Foreign bonds	4,699,554	229,867	13
Total less than 12 months in an unrealized loss position	26,720,632	934,499	92
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	96,140	3,951	1
States and political subdivisions	1,825,316	234,284	10
Commercial mortgage-backed securities	8,270,502	2,347,083	24
Corporate bonds	59,232,667	8,504,042	175
Asset-backed securities	7,244,455	1,220,653	19
Exchange traded securities	470,000	302,051	2
Foreign bonds	19,495,937	2,421,907	52
Redeemable preferred securities	356,600	143,400	2
Total more than 12 months in an unrealized loss position	96,991,617	15,177,371	285
Total fixed maturity securities in an unrealized loss position	$123,712,249	$16,111,870	377
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$15,381,772	$449,876	96
Total more than 12 months in an unrealized loss position	40,966,553	6,417,268	153
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$56,348,325	$6,867,144	249

	December 31, 2022
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,760,073	$37,231	2
States and political subdivisions	3,325,252	301,788	20
Commercial mortgage-backed securities	5,863,255	1,387,792	17
Corporate bonds	69,451,263	8,733,104	216
Asset-backed securities	5,042,586	890,318	12
Certificate of deposits	199,070	930	1
Foreign bonds	21,766,704	2,785,419	61
Total less than 12 months in an unrealized loss position	107,408,203	14,136,582	329
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	294,492	5,762	2
States and political subdivisions	766,424	106,929	3
Commercial mortgage-backed securities	2,470,383	886,783	7
Corporate bonds	6,314,364	1,584,786	20
Asset-backed securities	2,956,843	648,846	9
Exchange traded securities	467,200	215,080	2
Redeemable preferred securities	351,200	148,800	2
Foreign bonds	2,003,376	440,132	6
Total more than 12 months in an unrealized loss position	15,624,282	4,037,118	51
Total fixed maturity securities in an unrealized loss position	$123,032,485	$18,173,700	380
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$49,918,808	$5,679,624	231
Total more than 12 months in an unrealized loss position	5,524,318	1,769,551	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,443,126	$7,449,175	252

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

As of June 30, 2023, the Company held 377 available-for-sale fixed maturity securities with an unrealized loss of $16,111,870, fair value of $123,712,249 and amortized cost of $139,824,119. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2023. The ratio of the fair value to the amortized cost of these 377 securities is 88%.

As of December 31, 2022, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $18,173,700, fair value of $123,032,485 and amortized cost of $141,206,185. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2022. The ratio of the fair value to the amortized cost of these 380 securities is 87%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the six months ended June 30, 2023 is summarized as follows:

(Unaudited)
June 30, 2023

Beginning balance	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	(291,185)
Current estimate of credit losses	(83,632)
Ending balance	$(374,817)

There were no impairment losses recognized by the Company during the six months ended June 30, 2023. Management believes that the Company will fully recover its cost basis in the securities held as of June 30, 2023, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of June 30, 2023 and December 31, 2022, are summarized as follows:

	(Unaudited)
	June 30, 2023	December 31, 2022
Unrealized appreciation (depreciation) on available-for-sale securities	$(16,078,597)	$(18,131,268)
Adjustment to deferred acquisition costs	4,363	5,091
Deferred income taxes	3,375,590	3,806,498
Net unrealized appreciation (depreciation) on available-for-sale securities	$(12,698,644)	$(14,319,679)

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(6,854,969)	$(7,440,951)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $67,988,177 and $67,500,783 as of June 30, 2023 and December 31, 2022, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2023, by contractual maturity, are summarized as follows:

	June 30, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,170,460	$3,133,429	$14,481,722	$14,674,792
Due after one year through five years	24,661,470	23,096,586	36,170,240	38,750,540
Due after five years through ten years	22,571,478	21,082,643	12,287,861	14,451,934
Due after ten years	79,644,865	69,128,861	5,048,354	7,038,584
Due at multiple maturity dates	11,877,733	9,405,890	-	-
	$141,926,006	$125,847,409	$67,988,177	$74,915,850

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of June 30, 2023, by contractual maturity, are summarized as follows:

	June 30, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$3,245,553	$3,204,198
Due after one year through five years	32,037,813	30,544,771
Due after five years through ten years	8,781,084	8,344,656
Due after ten years	16,851,280	12,519,603
Due at multiple maturity dates	3,125,640	2,573,173
	$64,041,370	$57,186,401

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities and investment real estate for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2023	2022	2023	2022	2023	2022
Proceeds	$730,108	$10,116,397	$-	$-	$-	$-
Gross realized gains	2,062	16,111	-	-	-	-
Gross realized losses	(33,343)	(102,119)	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2023	2022	2023	2022	2023	2022
Proceeds	$2,513,558	$41,066,357	$-	$-	$-	$49,371
Gross realized gains	17,961	1,241,025	-	-	-	-
Gross realized losses	(67,564)	(102,958)	-	(8,000)	-	(3,696)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale securities for the three and six months ended June 30, 2023 and 2022 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(1,833,772)	$(12,421,404)	$1,761,486	$(29,001,190)
Fixed maturity securities held in trust under coinsurance agreement	(471,798)	(4,551,514)	585,982	(9,227,885)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(31,281)	(86,008)	(49,603)	1,138,067
Fixed maturity securities credit losses	(76,709)	-	(83,632)	-
Equity securities, sale of securities	-	-	-	(8,000)
Equity securities, changes in fair value	(4,080)	(62,706)	(10,286)	(37,279)
Investment real estate	-	-	-	(3,696)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Fixed maturity securities	$1,473,021	$1,734,933	$3,033,054	$3,670,687
Equity securities	77,860	48,026	106,115	113,099
Other long-term investments	1,287,139	1,211,486	2,647,469	2,523,180
Mortgage loans	4,594,059	4,103,208	9,318,415	7,881,233
Policy loans	57,384	48,755	113,960	92,077
Short-term and other investments	774,735	25,434	1,269,413	46,706
Gross investment income	8,264,198	7,171,842	16,488,426	14,326,982
Investment expenses	(817,802)	(732,725)	(1,414,214)	(1,438,870)
Net investment income	$7,446,396	$6,439,117	$15,074,212	$12,888,112

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2023 and December 31, 2022, these required deposits, included in investment assets, had amortized costs that totaled $4,361,569 and $4,634,898, respectively. As of June 30, 2023 and December 31, 2022, these required deposits had fair values that totaled $4,312,156 and $4,590,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)
	June 30, 2023	December 31, 2022
Residential mortgage loans	$227,959,706	$223,984,194
Commercial mortgage loans by property type
Agricultural	990,536	994,691
Apartment	3,424,679	3,625,533
Industrial	1,977,749	1,999,438
Lodging	187,221	268,741
Office building	5,726,869	5,681,946
Retail	4,435,438	5,759,585
Total commercial mortgage loans by property type	16,742,492	18,329,934
Total mortgage loans	$244,702,198	$242,314,128

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$27,540,178	$31,076,883
Less unearned interest on mortgage loans	122,337	48,308
Total mortgage loans held in trust under coinsurance agreement	$27,417,841	$31,028,575

There were 22 mortgage loans with a remaining principal balance of $6,027,499 that were more than 90 days past due as of June 30, 2023. There were eight mortgage loans with a remaining principal balance of $2,222,863 that were more than 90 days past due as of June 30, 2022.

There were seven mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,780,274 as of June 30, 2023. There were four mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,841,176 as of June 30, 2022.

The Company’s investment real estate as of June 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	June 30, 2023	December 31, 2022
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	-	-
Total investment in real estate	$540,436	$540,436

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
June 30, 2023
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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred securities.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2023 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,076,191	$-	$2,076,191
States and political subdivisions	-	5,073,783	-	5,073,783
Commercial mortgage-backed securities	-	8,270,502	-	8,270,502
Residential mortgage-backed securities	-	15,877	-	15,877
Corporate bonds	-	77,206,465	-	77,206,465
Asset-backed securities	-	7,432,500	-	7,432,500
Exchange traded securities	-	470,000	-	470,000
Foreign bonds	-	24,195,491	-	24,195,491
Redeemable preferred securities	-	1,106,600	-	1,106,600
Total fixed maturity securities	$-	$125,847,409	$-	$125,847,409
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$57,186,401	$-	$57,186,401
Equity securities
Mutual funds	$-	$49,667	$-	$49,667
Corporate common stock	285,684	-	67,829	353,513
Total equity securities	$285,684	$49,667	$67,829	$403,180

	December 31, 2022
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,054,565	$-	$2,054,565
States and political subdivisions	-	4,560,321	-	4,560,321
Commercial mortgage-backed securities	-	8,333,638	-	8,333,638
Residential mortgage-backed securities	-	15,250	-	15,250
Corporate bonds	-	78,112,137	-	78,112,137
Asset-backed securities	-	7,999,429	-	7,999,429
Exchange traded securities	-	467,200	-	467,200
Foreign bonds	-	23,770,080	-	23,770,080
Redeemable preferred securities	-	1,101,200	-	1,101,200
Certificate of deposit	-	199,070	-	199,070
Total fixed maturity securities	$-	$126,612,890	$-	$126,612,890
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$56,209,040	$-	$56,209,040
Equity securities
Mutual funds	$-	$47,910	$-	$47,910
Corporate common stock	297,727	-	53,996	351,723
Total equity securities	$297,727	$47,910	$53,996	$399,633

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

As of June 30, 2023 and December 31, 2022, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred securities.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	June 30, 2023	December 31, 2022

Beginning balance	$53,996	$63,423
Joint venture net income	63,479	215,470
Joint venture distribution	(49,646)	(216,897)
Net realized investment losses	-	(8,000)
Ending balance	$67,829	$53,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2023 and December 31, 2022, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2023 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$16,742,492	$15,816,782	$-	$-	$15,816,782
Residential	227,959,706	198,113,805	-	-	198,113,805
Policy loans	3,075,385	3,075,385	-	-	3,075,385
Short-term investments	2,100,482	2,100,482	2,100,482	-	-
Other long-term investments	67,988,177	74,915,850	-	-	74,915,850
Cash and cash equivalents	42,942,780	42,942,780	42,942,780	-	-
Accrued investment income	6,347,585	6,347,585	-	-	6,347,585
Total financial assets	$367,156,607	$343,312,669	$45,043,262	$-	$298,269,407
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,540,178	$27,540,178	$-	$-	$27,540,178
Less unearned interest on mortgage loans	122,337	122,337	-	-	122,337
Short-term investments	994,785	994,785	994,785	-	-
Cash and cash equivalents	2,075,412	2,075,412	2,075,412	-	-
Total financial assets held in trust under coinsurance agreement	$30,488,038	$30,488,038	$3,070,197	$-	$27,417,841

Policyholders' account balances	$411,635,698	$361,791,698	$-	$-	$361,791,698
Policy claims	1,939,713	1,939,713	-	-	1,939,713
Total financial liabilities	$413,575,411	$363,731,411	$-	$-	$363,731,411

	December 31, 2022
Financial assets
Mortgage loans on real estate
Commercial	$18,329,934	$17,393,284	$-	$-	$17,393,284
Residential	223,984,194	202,476,647	-	-	202,476,647
Policy loans	2,840,887	2,840,887	-	-	2,840,887
Short-term investments	1,860,578	1,860,578	1,860,578	-	-
Other long-term investments	67,500,783	74,155,822	-	-	74,155,822
Cash and cash equivalents	33,542,725	33,542,725	33,542,725	-	-
Accrued investment income	5,580,175	5,580,175	-	-	5,580,175
Total financial assets	$353,639,276	$337,850,118	$35,403,303	$-	$302,446,815
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$31,076,883	$31,076,883	$-	$-	$31,076,883
Less unearned interest on mortgage loans	48,308	48,308	-	-	48,308
Short-term investments	982,404	982,404	982,404	-	-
Cash and cash equivalents	3,813,750	3,813,750	3,813,750	-	-
Total financial assets held in trust under coinsurance agreement	$35,824,729	$35,824,729	$4,796,154	$-	$31,028,575
Financial liabilities
Policyholders' account balances	$391,359,944	$359,044,740	$-	$-	$359,044,740
Policy claims	2,541,088	2,541,088	-	-	2,541,088
Total financial liabilities	$393,901,032	$361,585,828	$-	$-	$361,585,828

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate as of June 30, 2023 and December 31, 2022.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Revenues:
Life insurance operations	$11,252,874	$10,312,215	$22,078,689	$20,209,937
Annuity operations	5,708,580	4,756,226	11,789,734	10,712,086
Corporate operations	1,091,419	471,730	1,872,391	649,768
Total	$18,052,873	$15,540,171	$35,740,814	$31,571,791
Income (loss) before income taxes:
Life insurance operations	$941,086	$1,304,128	$692,811	$1,172,865
Annuity operations	158,696	(29,852)	1,168,394	1,096,380
Corporate operations	799,414	499,742	1,285,918	634,332
Total	$1,899,196	$1,774,018	$3,147,123	$2,903,577
Depreciation and amortization expense:
Life insurance operations	$1,933,322	$1,859,752	$3,689,837	$3,107,914
Annuity operations	398,214	292,358	731,352	485,388
Total	$2,331,536	$2,152,110	$4,421,189	$3,593,302

	(Unaudited)
Assets:	June 30, 2023	December 31, 2022
Life insurance operations	$154,277,024	$149,949,283
Annuity operations	524,271,828	505,990,810
Corporate operations	11,011,744	9,923,944
Total	$689,560,596	$665,864,037

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
June 30, 2023
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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December 2020. The case is now scheduled to be retried in the District Court. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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
June 30, 2023
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
June 30, 2023
(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, 2023 and 2022 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of April 1, 2023	$(11,253,426)	$3,174	$(11,250,252)
Other comprehensive loss before reclassifications, net of tax	(1,473,391)	287	(1,473,104)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(24,712)	-	(24,712)
Other comprehensive loss	(1,448,679)	287	(1,448,392)
Balance as of June 30, 2023	$(12,702,105)	$3,461	$(12,698,644)

Balance as of April 1, 2022	$111,288	$(31)	$111,257
Other comprehensive loss before reclassifications, net of tax	(9,880,855)	2,805	(9,878,050)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(67,946)	-	(67,946)
Other comprehensive loss	(9,812,909)	2,805	(9,810,104)
Balance as of June 30, 2022	$(9,701,621)	$2,774	$(9,698,847)

	Six Months Ended June 30, 2023 and 2022 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	1,352,388	(575)	1,351,813
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(39,186)	-	(39,186)
Other comprehensive income	1,391,574	(575)	1,390,999
Balance as of June 30, 2023	$(12,702,105)	$3,461	$(12,698,644)

Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(22,011,867)	8,266	(22,003,601)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	899,073	-	899,073
Other comprehensive loss	(22,910,940)	8,266	(22,902,674)
Balance as of June 30, 2022	$(9,701,621)	$2,774	$(9,698,847)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,865,053)	$(391,662)	$(1,473,391)
Reclassification adjustment for net losses included in operations having no credit losses	(31,281)	(6,569)	(24,712)
Net unrealized losses on investments	(1,833,772)	(385,093)	(1,448,679)
Adjustment to deferred acquisition costs	363	76	287
Total other comprehensive loss	$(1,833,409)	$(385,017)	$(1,448,392)

	Three Months Ended June 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(12,507,412)	$(2,626,557)	$(9,880,855)
Reclassification adjustment for net losses included in operations having no credit losses	(86,008)	(18,062)	(67,946)
Net unrealized losses on investments	(12,421,404)	(2,608,495)	(9,812,909)
Adjustment to deferred acquisition costs	3,550	745	2,805
Total other comprehensive loss	$(12,417,854)	$(2,607,750)	$(9,810,104)

	Six Months Ended June 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$1,711,883	$359,495	$1,352,388
Reclassification adjustment for net losses included in operations having no credit losses	(49,603)	(10,417)	(39,186)
Net unrealized gains on investments	1,761,486	369,912	1,391,574
Adjustment to deferred acquisition costs	(728)	(153)	(575)
Total other comprehensive income	$1,760,758	$369,759	$1,390,999

	Six Months Ended June 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(27,863,123)	$(5,851,256)	$(22,011,867)
Reclassification adjustment for net gains included in operations having no credit losses	1,138,067	238,994	899,073
Net unrealized losses on investments	(29,001,190)	(6,090,250)	(22,910,940)
Adjustment to deferred acquisition costs	10,463	2,197	8,266
Total other comprehensive loss	$(28,990,727)	$(6,088,053)	$(22,902,674)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

8. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(31,281)	$(86,008)	$(49,603)	$1,138,067
Income tax expense (benefit) (b)	(6,569)	(18,062)	(10,417)	238,994
Total reclassification adjustments	$(24,712)	$(67,946)	$(39,186)	$899,073

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

9. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of June 30, 2023, $889,493 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2023, $820,058 of that escrow amount is available to the Company as additional collateral on $5,585,042 of advances to the loan originator. The remaining June 30, 2023 escrow amount of $69,435 is available to the Company as additional collateral on its investment of $13,887,039 in residential mortgage loans on real estate. In addition, the Company has an additional $1,159,874 allowance for possible loan losses in the remaining $230,815,159 of investments in mortgage loans on real estate as of June 30, 2023.

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

As of June 30, 2023, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2023 and 2022 are summarized as follows (excluding $13,887,039 and $29,599,012 of mortgage loans on real estate as of June 30, 2023 and 2022, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$996,924	$728,229	$89,242	$61,990	$1,086,166	$790,219
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	79,704	43,619	(5,996)	389	73,708	44,008
Allowance, ending	$1,076,628	$771,848	$83,246	$62,379	$1,159,874	$834,227

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,076,628	$771,848	$83,246	$62,379	$1,159,874	$834,227

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$214,249,269	$152,577,793	$16,565,890	$13,433,344	$230,815,159	$166,011,137

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	46,204	96,686	(6,778)	31,022	39,426	127,708
Allowance, ending	$1,076,628	$771,848	$83,246	$62,379	$1,159,874	$834,227

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,076,628	$771,848	$83,246	$62,379	$1,159,874	$834,227

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$214,249,269	$152,577,793	$16,565,890	$13,433,344	$230,815,159	$166,011,137

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

9. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2021
Over 70% to 80%	$71,873,870	$72,013,555	$3,277,558	$3,287,048	$75,151,428	$75,300,603
Over 60% to 70%	70,388,789	67,780,388	2,096,274	3,033,504	72,485,063	70,813,892
Over 50% to 60%	38,824,937	36,929,025	1,701,016	1,839,272	40,525,953	38,768,297
Over 40% to 50%	21,600,588	20,100,407	2,101,651	1,272,088	23,702,239	21,372,495
Over 30% to 40%	12,285,794	13,143,773	4,567,223	5,123,894	16,853,017	18,267,667
Over 20% to 30%	8,450,356	8,898,731	482,742	733,238	8,933,098	9,631,969
Over 10% to 20%	3,298,400	3,976,357	1,892,621	3,040,890	5,191,021	7,017,247
10% or less	1,236,972	1,141,958	623,407	-	1,860,379	1,141,958
Total	$227,959,706	$223,984,194	$16,742,492	$18,329,934	$244,702,198	$242,314,128

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

Stock Purchase Agreement

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

Please see below and Note 4 to the Consolidated Financial Statements for the six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2023 and 2022

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,599,539	$8,914,138	$685,401
Net investment income	7,446,396	6,439,117	1,007,279
Net realized investment losses	(112,070)	(148,714)	36,644
Service fees	1,110,994	329,855	781,139
Other income	8,014	5,775	2,239
Total revenues	18,052,873	15,540,171	2,512,702
Benefits and claims	10,913,125	9,595,963	1,317,162
Expenses	5,240,552	4,170,190	1,070,362
Total benefits, claims and expenses	16,153,677	13,766,153	2,387,524
Income before federal income tax expense	1,899,196	1,774,018	125,178
Federal income tax expense	397,287	315,803	81,484
Net income	$1,501,909	$1,458,215	$43,694
Net income per common share
Class A common stock	$0.1586	$0.1540	$0.0046
Class B common stock	$0.1348	$0.1309	$0.0039

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2023 and 2022

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$18,707,848	$17,142,920	$1,564,928
Net investment income	15,074,212	12,888,112	2,186,100
Net realized investment gains (losses)	(143,521)	1,089,092	(1,232,613)
Service fees	2,093,842	387,395	1,706,447
Other income	8,433	64,272	(55,839)
Total revenues	35,740,814	31,571,791	4,169,023
Benefits and claims	22,284,195	20,385,499	1,898,696
Expenses	10,309,496	8,282,715	2,026,781
Total benefits, claims and expenses	32,593,691	28,668,214	3,925,477
Income before federal income tax expense	3,147,123	2,903,577	243,546
Federal income tax expense	630,118	532,827	97,291
Net income	$2,517,005	$2,370,750	$146,255
Net income per common share
Class A common stock	$0.2658	$0.2503	$0.0155
Class B common stock	$0.2259	$0.2128	$0.0131

Consolidated Condensed Financial Position as of June 30, 2023 and December 31, 2022

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 to 2022

Investment assets	$444,657,267	$442,069,335	$2,587,932
Assets held in trust under coinsurance agreement	87,674,439	92,033,769	(4,359,330)
Other assets	157,228,890	131,760,933	25,467,957
Total assets	$689,560,596	$665,864,037	$23,696,559

Policy liabilities	$530,026,570	$504,059,423	$25,967,147
Funds withheld under coinsurance agreement	87,664,950	92,301,039	(4,636,089)
Deferred federal income taxes	3,422,287	2,677,411	744,876
Other liabilities	12,886,273	15,173,652	(2,287,379)
Total liabilities	634,000,080	614,211,525	19,788,555
Shareholders' equity	55,560,516	51,652,512	3,908,004
Total liabilities and shareholders' equity	$689,560,596	$665,864,037	$23,696,559

Shareholders' equity per common share
Class A common stock	$5.8668	$5.4542	$0.4126
Class B common stock	$4.9868	$4.6360	$0.3508

Results of Operations – Three Months Ended June 30, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,599,539	$8,914,138	$685,401
Net investment income	7,446,396	6,439,117	1,007,279
Net realized investment losses	(112,070)	(148,714)	36,644
Service fees	1,110,994	329,855	781,139
Other income	8,014	5,775	2,239
Total revenues	$18,052,873	$15,540,171	$2,512,702

The $2,512,702 increase in total revenues for the three months ended June 30, 2023 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$768,890	$645,884	$123,006
Ordinary life renewal	1,667,965	1,249,460	418,505
Final expense first year	884,738	1,115,099	(230,361)
Final expense renewal	6,277,946	5,903,695	374,251
Total premiums	$9,599,539	$8,914,138	$685,401

The $685,401 increase in premiums for the three months ended June 30, 2023 is primarily due to a $418,505 increase in ordinary life renewal premiums, $374,251 increase in final expense renewal premiums, $123,006 increase in ordinary life first year premiums that exceeded a $230,361 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects our tighter underwriting guidelines compared to competitors.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$1,473,021	$1,734,933	$(261,912)
Equity securities	77,860	48,026	29,834
Other long-term investments	1,287,139	1,211,486	75,653
Mortgage loans	4,594,059	4,103,208	490,851
Policy loans	57,384	48,755	8,629
Short-term and other investments	774,735	25,434	749,301
Gross investment income	8,264,198	7,171,842	1,092,356
Investment expenses	(817,802)	(732,725)	85,077
Net investment income	$7,446,396	$6,439,117	$1,007,279

The $1,092,356 increase in gross investment income for the three months ended June 30, 2023 is primarily due to $749,301 increase in short term and other investments, $490,851 increase in mortgage loans that exceeded a $261,912 decrease in fixed maturity securities.

The increase in short term and other investments is due to higher gross effective yields on securities held in the portfolio and other investments. In twelve months since June 30, 2022, our investments in mortgage loans increased approximately $49.1 million and investments in fixed maturity securities decreased approximately $22.7 million.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds	$730,108	$10,116,397	$(9,386,289)
Amortized cost at sale date	761,389	10,202,405	(9,441,016)
Net realized losses	$(31,281)	$(86,008)	$54,727

Equity securities, changes in fair value	$(4,080)	$(62,706)	$58,626
Changes in current estimate of credit losses	$(76,709)	$-	$(76,709)
Net realized investment losses	$(112,070)	$(148,714)	$36,644

Service Fees

The $781,139 increase in service fees for the three months ended June 30, 2023 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$3,195,351	$2,961,862	$233,489
Death benefits	3,156,135	2,885,203	270,932
Surrenders	668,266	438,425	229,841
Interest credited to policyholders	3,805,863	3,230,421	575,442
Dividend, endowment and supplementary life contract benefits	87,510	80,052	7,458
Total benefits and claims	10,913,125	9,595,963	1,317,162
Expenses
Policy acquisition costs deferred	(3,664,613)	(3,408,839)	(255,774)
Amortization of deferred policy acquisition costs	2,258,279	2,085,355	172,924
Amortization of value of insurance business acquired	73,257	66,755	6,502
Commissions	3,433,682	3,074,504	359,178
Other underwriting, insurance and acquisition expenses	3,139,947	2,352,415	787,532
Total expenses	5,240,552	4,170,190	1,070,362
Total benefits, claims and expenses	$16,153,677	$13,766,153	$2,387,524

The $2,387,524 increase in total benefits, claims and expenses for the three months ended June 30, 2023 is discussed below.

Benefits and Claims

The $1,317,162 increase in benefits and claims for the three months ended June 30, 2023 is primarily due to the following:

●

$575,442 increase in interest credited to policyholders is primarily due to an increase of approximately $40.3 million in the amount of policyholders’ account balance in the consolidated statement of financial position since June 30, 2022.

●	$270,932 increase in death benefits is primarily due to approximately $292,000 of increased final expense benefits that exceeded $22,000 of decreased ordinary life benefits.

●	$229,841 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

●	$233,489 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended June 30, 2023 and 2022, capitalized costs were $3,664,613 and $3,408,839, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2023 and 2022 were $2,258,279 and $2,085,355, respectively.

There was a $255,774 increase in 2023 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $172,924 increase in the 2023 amortization of deferred acquisition costs due to 2023 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $73,257 and $66,755 for the three months ended June 30, 2023 and 2022, respectively, representing a $6,502 increase.

Commissions

Our commissions for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Annuity	$786,243	$404,848	$381,395
Ordinary life first year	803,820	657,203	146,617
Ordinary life renewal	179,631	104,864	74,767
Final expense first year	1,073,214	1,338,264	(265,050)
Final expense renewal	590,774	569,325	21,449
Total commissions	$3,433,682	$3,074,504	$359,178

The $359,178 increase in commissions for the three months ended June 30, 2023 is primarily due to a $381,395 increase annuity commissions (corresponding to $12,638,754 of increased annuity deposits retained) and a $146,617 increase in ordinary life first year commissions (corresponding to $123,006 increased ordinary life first year premiums) that exceed a $265,050 decrease in final expense first year commissions (corresponding to $230,361 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $787,532 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2023 was primarily related to an increase in third party administrative fees, advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2021 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2023 and 2022, current income tax expense (benefit) was $109,128 and ($6,054), respectively. For the three months ended June 30, 2023 and 2022, deferred federal income tax expense was $288,159 and $321,857, respectively.

Net Income Per Common Share Basic

For the three months ended June 30, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2023, the net income allocated to the Class A shareholders of $1,488,280 is the total net income $1,501,909 less the net income allocated to the Class B shareholders $13,629. For the three months ended June 30, 2022, the net income allocated to the Class A shareholders of $1,444,983 is the total net income $1,458,215 less the net income allocated to the Class B shareholders $13,232.

The weighted average outstanding common shares basic for the three months ended June 30, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$11,252,874	$10,312,215	$940,659
Annuity operations	5,708,580	4,756,226	952,354
Corporate operations	1,091,419	471,730	619,689
Total	$18,052,873	$15,540,171	$2,512,702
Income (loss) before federal income taxes:
Life insurance operations	$941,086	$1,304,128	$(363,042)
Annuity operations	158,696	(29,852)	188,548
Corporate operations	799,414	499,742	299,672
Total	$1,899,196	$1,774,018	$125,178

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$685,401	$-	$-	$685,401
Net investment income	205,485	762,602	39,192	1,007,279
Net realized investment gains	2,534	34,110	-	36,644
Service fees and other income	47,239	155,642	580,497	783,378
Total revenue	940,659	952,354	619,689	2,512,702

Benefits and claims
Increase in future policy benefits	233,489	-	-	233,489
Death benefits	270,932	-	-	270,932
Surrenders	229,841	-	-	229,841
Interest credited to policyholders	-	575,442	-	575,442
Dividend, endowment and supplementary life contract benefits	7,458	-	-	7,458
Total benefits and claims	741,720	575,442	-	1,317,162
Expenses
Policy acquisition costs deferred net of amortization	349,755	(432,605)	-	(82,850)
Amortization of value of insurance business acquired	3,251	3,251	-	6,502
Commissions	(22,217)	381,395	-	359,178
Other underwriting, insurance and acquisition expenses	231,192	236,323	320,017	787,532
Total expenses	561,981	188,364	320,017	1,070,362
Total benefits, claims and expenses	1,303,701	763,806	320,017	2,387,524
Income (loss) before federal income taxes (benefits)	$(363,042)	$188,548	$299,672	$125,178

Results of Operations – Six Months Ended June 30, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$18,707,848	$17,142,920	$1,564,928
Net investment income	15,074,212	12,888,112	2,186,100
Net realized investment gains (losses)	(143,521)	1,089,092	(1,232,613)
Service fees	2,093,842	387,395	1,706,447
Other income	8,433	64,272	(55,839)
Total revenues	$35,740,814	$31,571,791	$4,169,023

The $4,169,023 increase in total revenues for the six months ended June 30, 2023 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$1,427,505	$1,104,023	$323,482
Ordinary life renewal	3,007,378	2,149,435	857,943
Final expense first year	1,765,819	2,351,474	(585,655)
Final expense renewal	12,507,146	11,537,988	969,158
Total premiums	$18,707,848	$17,142,920	$1,564,928

The $1,564,928 increase in premiums for the six months ended June 30, 2023 is primarily due to a $969,158 increase in final expense renewal premiums, $857,943 increase in ordinary life renewal premiums, $323,482 increase in ordinary life first year premiums that exceeded a $585,655 decrease in final expense first year premiums.

The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects our tighter underwriting guidelines compared to competitors.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$3,033,054	$3,670,687	$(637,633)
Equity securities	106,115	113,099	(6,984)
Other long-term investments	2,647,469	2,523,180	124,289
Mortgage loans	9,318,415	7,881,233	1,437,182
Policy loans	113,960	92,077	21,883
Short-term and other investments	1,269,413	46,706	1,222,707
Gross investment income	16,488,426	14,326,982	2,161,444
Investment expenses	(1,414,214)	(1,438,870)	(24,656)
Net investment income	$15,074,212	$12,888,112	$2,186,100

The $2,161,444 increase in gross investment income for the six months ended June 30, 2023 is primarily due $1,437,182 increase in mortgage loans and a $1,222,707 increase in short term and other investments that exceeded a $637,633 decrease in fixed maturity securities.

The increase in short term and other investments is due to higher gross effective yields on securities held in the portfolio and other investments. In twelve months since June 30, 2022, our investments in mortgage loans increased approximately $49.1 million and investments in fixed maturity securities decreased approximately $22.7 million.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds	$2,513,558	$41,066,357	$(38,552,799)
Amortized cost at sale date	2,563,161	39,928,290	(37,365,129)
Net realized gains (losses)	$(49,603)	$1,138,067	$(1,187,670)
Equity securities sold:
Sale proceeds	$-	$-	$-
Cost at sale date	-	8,000	(8,000)
Net realized losses	$-	$(8,000)	$8,000
Investment real estate:
Sale proceeds	$-	$49,371	$(49,371)
Carrying value at sale date	-	53,067	(53,067)
Net realized losses	$-	$(3,696)	$3,696
Equity securities, changes in fair value	$(10,286)	$(37,279)	$26,993
Changes in current estimate of credit losses	$(83,632)	$-	$(83,632)

Net realized investment gains (losses)	$(143,521)	$1,089,092	$(1,232,613)

Service Fees

The $1,706,447 increase in service fees for the six months ended June 30, 2023 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$6,483,015	$6,176,835	$306,180
Death benefits	7,109,297	6,891,443	217,854
Surrenders	1,101,132	753,815	347,317
Interest credited to policyholders	7,421,969	6,406,557	1,015,412
Dividend, endowment and supplementary life contract benefits	168,782	156,849	11,933
Total benefits and claims	22,284,195	20,385,499	1,898,696
Expenses
Policy acquisition costs deferred	(7,400,224)	(6,261,719)	(1,138,505)
Amortization of deferred policy acquisition costs	4,279,690	3,454,338	825,352
Amortization of value of insurance business acquired	141,499	138,964	2,535
Commissions	6,993,690	5,735,633	1,258,057
Other underwriting, insurance and acquisition expenses	6,294,841	5,215,499	1,079,342
Total expenses	10,309,496	8,282,715	2,026,781
Total benefits, claims and expenses	$32,593,691	$28,668,214	$3,925,477

The $3,925,477 increase in total benefits, claims and expenses for the six months ended June 30, 2023 is discussed below.

Benefits and Claims

The $1,898,696 increase in benefits and claims for the six months ended June 30, 2023 is primarily due to the following:

●

$1,015,412 increase in interest credited to policyholders is primarily due to an increase of approximately $40.3 million in the amount of policyholders’ account balance in the consolidated statement of financial position since June 30, 2022.

●	$347,317 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

●	$306,180 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$217,854 increase in death benefits is primarily due to approximately $447,000 of increased ordinary life benefits that exceeded $231,000 of decreased final expense benefits.

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

For the six months ended June 30, 2023 and 2022, capitalized costs were $7,400,224 and $6,261,719, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2023 and 2022 were $4,279,690 and $3,454,338, respectively.

There was a $1,138,505 increase in 2023 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $825,352 increase in the 2023 amortization of deferred acquisition costs due to 2023 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $141,499 and $138,964 for the six months ended June 30, 2023 and 2022, respectively, representing a $2,535 increase.

Commissions

Our commissions for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Annuity	$1,867,527	$464,317	$1,403,210
Ordinary life first year	1,469,260	1,150,003	319,257
Ordinary life renewal	320,776	194,793	125,983
Final expense first year	2,147,025	2,812,929	(665,904)
Final expense renewal	1,189,102	1,113,591	75,511
Total commissions	$6,993,690	$5,735,633	$1,258,057

The $1,258,057 increase in commissions for the six months ended June 30, 2023 is primarily due to a $1,403,210 increase annuity commissions (corresponding to $39,690,847 of increased annuity deposits retained), $319,257 increase in ordinary life first year commissions (corresponding to $323,482 increased ordinary life first year premiums) and a $125,983 increase in ordinary life renewal commissions (corresponding to $857,943 increased ordinary life renewal premiums) that exceed a $665,904 decrease in final expense first year commissions (corresponding to $585,655 decreased final expense first year premiums).

Underwriting, Insurance and Acquisition Expenses

The $1,079,342 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2023 was primarily related to an increase in salaries and benefits, third party administrative fees, advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2021 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2023 and June 30, 2022, current income tax expense was $255,001 and $2,216. Deferred federal income tax expense was $375,117 and $530,611 for the six months ended June 30, 2023 and 2022, respectively.

Net Income Per Common Share Basic

For the six months ended June 30, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2023, the net income allocated to the Class A shareholders of $2,494,165 is the total net income $2,517,005 less the net income allocated to the Class B shareholders $22,840. For the six months ended June 30, 2022, the net income allocated to the Class A shareholders of $2,349,237 is the total net income $2,370,750 less the net income allocated to the Class B shareholders $21,513.

The weighted average outstanding common shares basic for the six months ended June 30, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$22,078,689	$20,209,937	$1,868,752
Annuity operations	11,789,734	10,712,086	1,077,648
Corporate operations	1,872,391	649,768	1,222,623
Total	$35,740,814	$31,571,791	$4,169,023
Income (loss) before income taxes:
Life insurance operations	$692,811	$1,172,865	$(480,054)
Annuity operations	1,168,394	1,096,380	72,014
Corporate operations	1,285,918	634,332	651,586
Total	$3,147,123	$2,903,577	$243,546

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,564,928	$-	$-	$1,564,928
Net investment income	459,998	1,624,474	101,628	2,186,100
Net realized investment gains (losses)	(273,253)	(967,360)	8,000	(1,232,613)
Service fees and other income	117,079	420,534	1,112,995	1,650,608
Total revenue	1,868,752	1,077,648	1,222,623	4,169,023

Benefits and claims
Increase in future policy benefits	306,180	-	-	306,180
Death benefits	217,854	-	-	217,854
Surrenders	347,317	-	-	347,317
Interest credited to policyholders	-	1,015,412	-	1,015,412
Dividend, endowment and supplementary life contract benefits	11,933	-	-	11,933
Total benefits and claims	883,284	1,015,412	-	1,898,696
Expenses
Policy acquisition costs deferred net of amortization	1,228,300	(1,541,453)	-	(313,153)
Amortization of value of insurance business acquired	1,268	1,267	-	2,535
Commissions	(145,153)	1,403,210	-	1,258,057
Other underwriting, insurance and acquisition expenses	381,107	127,198	571,037	1,079,342
Total expenses	1,465,522	(9,778)	571,037	2,026,781
Total benefits, claims and expenses	2,348,806	1,005,634	571,037	3,925,477
Income before federal income taxes (benefits)	$(480,054)	$72,014	$651,586	$243,546

Consolidated Financial Condition

Our invested assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $141,926,006 and $144,744,158 as of June 30, 2023 and December 31, 2022, respectively)	$125,847,409	$126,612,890	$(765,481)
Equity securities at fair value (cost: $289,964 and $276,131 as of June 30, 2023 and December 31, 2022, respectively)	403,180	399,633	3,547
Mortgage loans on real estate	244,702,198	242,314,128	2,388,070
Investment real estate	540,436	540,436	-
Policy loans	3,075,385	2,840,887	234,498
Short-term investments	2,100,482	1,860,578	239,904
Other long-term investments	67,988,177	67,500,783	487,394
Total investments	$444,657,267	$442,069,335	$2,587,932

The decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Fixed maturity securities, available-for-sale, beginning	$126,612,890	$184,077,038
Purchases	223,594	33,600,214
Unrealized apprciation (depreciation)	1,761,486	(29,001,190)
Net realized investment gains (losses)	(133,235)	1,138,067
Sales proceeds	(2,158,558)	(40,114,357)
Maturities	(355,000)	(952,000)
Premium amortization	(103,768)	(189,143)
Decrease	(765,481)	(35,518,409)
Fixed maturity securities, available-for-sale, ending	$125,847,409	$148,558,629

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of U.S. government, U.S. government agencies, state and political subdivisions, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred securities.

The increase and decrease in equity securities for the six months ended June 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Equity securities, beginning	$399,633	$348,218
Purchases	63,479	112,517
Joint venture distributions	(49,646)	(97,804)
Net realized investment gains (losses), sale of securities	-	(8,000)
Net realized investment losses, changes in fair value	(10,286)	(37,279)
Increase (decrease)	3,547	(30,566)
Equity securities, ending	$403,180	$317,652

Equity securities are reported at fair value with the change in fair value reflected in “Net realized investment gains (losses)” within the consolidated statements of operations.

The increase in mortgage loans on real estate for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Mortgage loans on real estate, beginning	$242,314,128	$177,508,051
Purchases	74,416,806	71,372,265
Discount accretion	(25,405)	66,126
Payments	(71,963,905)	(53,208,585)
Increase in allowance for bad debts	(39,426)	(127,708)
Increase	2,388,070	18,102,098
Mortgage loans on real estate, ending	$244,702,198	$195,610,149

The decrease in investment real estate for the six months ended June 30, 2022 is summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Investment real estate, beginning	$540,436	$688,345
Sales proceeds	-	(49,371)
Net realized investment losses	-	(3,696)
Decrease	-	(53,067)
Investment real estate, ending	$540,436	$635,278

The increase and decrease in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Other long-term investments, beginning	$67,500,783	$65,929,215
Purchases	5,523,698	4,306,740
Accretion of discount	2,647,608	2,523,506
Payments	(7,683,912)	(8,726,389)
Increase (decrease)	487,394	(1,896,143)
Other long-term investments, ending	$67,988,177	$64,033,072

Our assets other than invested assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022

Cash and cash equivalents	$42,942,780	$33,542,725	$9,400,055
Accrued investment income	6,347,585	5,580,175	767,410
Recoverable from reinsurers	10,675,060	11,102,875	(427,815)
Assets held in trust under coinsurance agreement	87,674,439	92,033,769	(4,359,330)
Agents' balances and due premiums	1,297,556	1,253,077	44,479
Deferred policy acquisition costs	59,303,591	56,183,785	3,119,806
Value of insurance business acquired	3,906,606	4,048,105	(141,499)
Other assets	32,755,712	20,050,191	12,705,521
Assets other than investment assets	$244,903,329	$223,794,702	$21,108,627

The $9,400,055 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $4,359,330 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Balance, beginning of year	$56,183,785	$49,717,323
Capitalization of commissions, sales and issue expenses	7,400,224	6,261,719
Amortization	(4,279,690)	(3,454,338)
Deferred acquisition costs allocated to investments	(728)	10,463
Increase	3,119,806	2,817,844
Balance, end of period	$59,303,591	$52,535,167

Our other assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022
Federal and state income taxes recoverable	$10,713,472	$8,887,609	$1,825,863
Short-term investment receivable	10,076,477	-	10,076,477
Advances to mortgage loan originator	5,585,042	4,743,041	842,001
Advances to an independently owned investment firm	5,000,000	5,000,000	-
Guaranty funds	690,419	699,865	(9,446)
Lease asset - right to use	418,321	467,536	(49,215)
Other receivables, prepaid assets and deposits	220,402	194,737	25,665
Notes receivable	51,579	57,403	(5,824)
Total other assets	$32,755,712	$20,050,191	$12,705,521

As of June 30, 2023, the Company had $10,076,477 in short-term investment purchases where the trade date and settlement date are in different financial reporting periods.

There was a $1,825,863 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $842,001 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022

Policy liabilities
Policyholders' account balances	$411,635,698	$391,359,944	$20,275,754
Future policy benefits	116,153,377	110,012,174	6,141,203
Policy claims	1,939,713	2,541,088	(601,375)
Other policy liabilities	297,782	146,217	151,565
Total policy liabilities	530,026,570	504,059,423	25,967,147
Funds withheld under coinsurance agreement	87,664,950	92,301,039	(4,636,089)
Deferred federal income taxes	3,422,287	2,677,411	744,876
Other liabilities	12,886,273	15,173,652	(2,287,379)
Total liabilities	$634,000,080	$614,211,525	$19,788,555

The increase and decrease in policyholders’ account balances for the six months ended June 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2023	2022
Policyholders' account balances, beginning	$391,359,944	$373,647,869
Deposits	57,781,005	18,546,018
Withdrawals	(52,345,302)	(33,475,021)
Change in funds withheld under coinsurance agreement	7,418,082	3,186,338
Acquisition of Royalty Capital Life Insurance Company	-	3,019,610
Interest credited	7,421,969	6,406,557
Increase (decrease)	20,275,754	(2,316,498)
Policyholders' account balances, ending	$411,635,698	$371,331,371

The $6,141,203 increase in future policy benefits during the six months ended June 30, 2023 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $744,876 increase in deferred federal income taxes during the six months ended June 30, 2023 was due to $369,759 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock securities available-for-sale and $375,117 of operating deferred federal tax expense.

The $4,636,089 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under coinsurance agreement with an offshore annuity and life insurance company.

The $601,375 decrease in policy claims liability is primarily due to a decrease in claims in course of settlement.

Our other liabilities as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022
Mortgage loans suspense	$6,554,005	$2,655,185	$3,898,820
Suspense accounts payable	2,772,339	9,706,063	(6,933,724)
Payable for securities purchased	1,147,441	390,508	756,933
Accrued expenses payable	807,000	830,000	(23,000)
Guaranty fund assessments	681,000	681,000	-
Lease liability	418,321	467,536	(49,215)
Unclaimed funds	350,449	338,204	12,245
Accounts payable	137,350	80,964	56,386
Unearned investment income	107,287	105,236	2,051
Deferred revenue	46,750	52,250	(5,500)
Other payables, withholdings and escrows	(135,669)	(133,294)	(2,375)
Total other liabilities	$12,886,273	$15,173,652	$(2,287,379)

The increase in mortgage loan suspense of $3,898,820 is primarily due to timing of principal loan payments on mortgage loans.

The $6,933,724 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

As of June 30, 2023, the Company had $1,147,441 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $390,508 of security purchases overlapping financial reporting periods as of December 31, 2022.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2023, we have received $27,119,480 from the sale of our shares and recorded $1,746,240 from the exchange of our shares to acquire K-TENN in 2020.

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

As of June 30, 2023, we had cash and cash equivalents totaling $42,942,780. As of June 30, 2023, cash and cash equivalents of $23,751,996 and $13,050,740, respectively, totaling $36,802,736 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $15,564,040 and $32,933,850 as of June 30, 2023 and December 31, 2022, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

Our cash flows for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Net cash provided by operating activities	$1,698,377	$5,773,156	$(4,074,779)
Net cash provided by (used in) investing activities	2,265,975	(15,113,005)	17,378,980
Net cash provided by (used in) financing activities	5,435,703	(14,929,003)	20,364,706
Increase (decrease) in cash and cash equivalents	9,400,055	(24,268,852)	33,668,907
Cash and cash equivalents, beginning of period	33,542,725	42,528,046	(8,985,321)
Cash and cash equivalents, end of period	$42,942,780	$18,259,194	$24,683,586

The cash provided by operating activities for the six months ended June 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2023	2022	2023 less 2022
Premiums collected	$18,571,933	$17,273,537	$1,298,396
Net investment income collected	11,790,418	10,364,756	1,425,662
Service fees and other income collected	2,102,276	451,667	1,650,609
Death benefits paid	(7,282,857)	(6,577,141)	(705,716)
Surrenders paid	(1,101,132)	(753,815)	(347,317)
Dividends and endowments paid	(169,724)	(156,762)	(12,962)
Commissions paid	(6,985,640)	(5,489,238)	(1,496,402)
Other underwriting, insurance and acquisition expenses paid	(6,228,053)	(4,997,789)	(1,230,264)
Taxes paid	(2,080,865)	(1,015,393)	(1,065,472)
Increased advances to mortgage loan originator	(842,001)	(1,721,208)	879,207
Advances to investment vendor	(10,076,477)	-	(10,076,477)
Decreased assets held in trust under coinsurance agreement	7,141,323	3,455,715	3,685,608
Increased (decreased) deposits of pending policy applications	(6,933,724)	541,887	(7,475,611)
Increased (decreased) mortgage loan suspense	3,898,819	(5,537,794)	9,436,613
Other	(105,919)	(65,266)	(40,653)
Cash provided by operating activities	$1,698,377	$5,773,156	$(4,074,779)

Please see the statements of cash flows for the six months ended June 30, 2023 and 2022 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2023	December 31, 2022	2023 less 2022

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 9,631,920 issued as of June 30, 2023 and December 31, 2022, 9,384,340 outstanding as of June 30, 2023 and December 31, 2022)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2023 and December 31, 2022)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of June 30, 2023 and December 31, 2022)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(12,698,644)	(14,319,679)	1,621,035
Accumulated earnings	25,387,754	23,100,785	2,286,969
Total shareholders' equity	$55,560,516	$51,652,512	$3,908,004

The increase in shareholders’ equity of $3,908,004 for the six months ended June 30, 2023 is primarily due to $2,517,005 of net income less a $230,036 credit loss cumulative effect adjustment and $1,621,035 increase in accumulated other comprehensive income (loss).

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of $16,078,597 and $18,131,268 as of June 30, 2023 and December 31, 2022, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $1,711,883 in unrealized losses arising for the six months ended June 30, 2023 has been offset by 2023 net realized investment losses of $49,603 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $1,761,486.

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

As of June 30, 2023, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 11.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2023, the Company has outstanding advances to this loan originator totaling $5,585,042. The advances are secured by $9,690,625 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $414,958 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2023, $889,493 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2023, $820,058 of that escrow amount is available to the Company as additional collateral on $5,585,042 of advances to the loan originator. The remaining June 30, 2023 escrow amount of $69,435 is available to the Company as additional collateral on its investment of $13,887,039 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December 2020. The case is now scheduled to be retried in the District Court. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 14, 2023	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 14, 2023	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer