Form 10-Q
period 2023-09-30
First Trinity Financial CORP
filed 2023-11-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2023

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2023, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,300,333 and $144,744,158 as of September 30, 2023 and December 31, 2022, respectively)	$141,653,177	$126,612,890
Equity securities at fair value (cost: $280,014 and $276,131 as of September 30, 2023 and December 31, 2022, respectively)	428,115	399,633
Mortgage loans on real estate	237,915,033	242,314,128
Investment real estate	540,436	540,436
Policy loans	3,246,166	2,840,887
Short-term investments	295,174	1,860,578
Other long-term investments	63,135,565	67,500,783
Total investments	447,213,666	442,069,335
Cash and cash equivalents	38,125,864	33,542,725
Accrued investment income	7,034,172	5,580,175
Recoverable from reinsurers	10,434,851	11,102,875
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $61,666,054 and $63,649,991 as of September 30, 2023 and December 31, 2022, respectively)	53,585,417	56,209,040
Mortgage loans on real estate	27,237,561	31,028,575
Short-term investments	-	982,404
Payable for securities	(4,152)	-
Cash and cash equivalents	3,533,597	3,813,750
Total assets held in trust under coinsurance agreement	84,352,423	92,033,769
Agents' balances and due premiums	1,366,434	1,253,077
Deferred policy acquisition costs	60,103,259	56,183,785
Value of insurance business acquired	3,841,318	4,048,105
Other assets	21,871,189	20,050,191
Total assets	$674,343,176	$665,864,037
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$404,067,174	$391,359,944
Future policy benefits	119,819,195	110,012,174
Policy claims	1,899,433	2,541,088
Other policy liabilities	298,424	146,217
Total policy liabilities	526,084,226	504,059,423
Funds withheld under coinsurance agreement	84,174,477	92,301,039
Deferred federal income taxes	2,414,458	2,677,411
Other liabilities	6,534,590	15,173,652
Total liabilities	619,207,751	614,211,525
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 9,631,920 issued as of September 30, 2023 and December 31, 2022, 9,384,340 outstanding as of September 30, 2023 and December 31, 2022)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2023 and December 31, 2022)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of September 30, 2023 and December 31, 2022)	(893,947)	(893,947)
Accumulated other comprehensive loss	(16,306,963)	(14,319,679)
Accumulated earnings	28,570,982	23,100,785
Total shareholders' equity	55,135,425	51,652,512
Total liabilities and shareholders' equity	$674,343,176	$665,864,037

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$9,973,566	$9,210,601	$28,681,414	$26,353,521
Net investment income	8,185,934	6,494,679	23,260,146	19,382,791
Net realized investment gains (losses)	23,387	(28,752)	(120,134)	1,060,340
Service fees	1,437,116	1,219,038	3,530,958	1,606,433
Other income	631,074	114,799	639,507	179,071
Total revenues	20,251,077	17,010,365	55,991,891	48,582,156
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,733,264	3,742,861	10,216,279	9,919,696
Death benefits	3,235,121	2,814,594	10,344,418	9,706,037
Surrenders	489,729	311,577	1,590,861	1,065,392
Interest credited to policyholders	3,876,088	3,155,921	11,298,057	9,562,478
Dividend, endowment and supplementary life contract benefits	87,733	78,767	256,515	235,616
Total benefits and claims	11,421,935	10,103,720	33,706,130	30,489,219
Policy acquisition costs deferred	(2,987,689)	(3,498,984)	(10,387,913)	(9,760,703)
Amortization of deferred policy acquisition costs	2,189,089	1,956,596	6,468,779	5,410,934
Amortization of value of insurance business acquired	65,288	65,039	206,787	204,003
Commissions	2,962,287	3,338,553	9,955,977	9,074,186
Other underwriting, insurance and acquisition expenses	2,553,166	2,347,717	8,848,007	7,563,216
Total expenses	4,782,141	4,208,921	15,091,637	12,491,636
Total benefits, claims and expenses	16,204,076	14,312,641	48,797,767	42,980,855
Income before total federal income tax expense	4,047,001	2,697,724	7,194,124	5,601,301
Current federal income tax expense	912,430	335,246	1,167,431	337,462
Deferred federal income tax expense (benefit)	(48,657)	322,268	326,460	852,879
Total federal income tax expense	863,773	657,514	1,493,891	1,190,341
Net income	$3,183,228	$2,040,210	$5,700,233	$4,410,960
Net income per common share
Class A common stock	$0.3361	$0.2154	$0.6019	$0.4658
Class B common stock	$0.2857	$0.1831	$0.5116	$0.3959

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,183,228	$2,040,210	$5,700,233	$4,410,960
Other comprehensive loss
Total net unrealized investment losses arising during the period	(4,553,047)	(8,241,879)	(2,841,164)	(36,105,002)
Less net realized investment gains (losses) having no credit losses	15,512	(105,573)	(34,091)	1,032,494
Net unrealized investment losses	(4,568,559)	(8,136,306)	(2,807,073)	(37,137,496)
Less adjustment to deferred acquisition costs	(1,068)	(2,045)	(340)	(12,508)
Other comprehensive loss before federal income tax benefit	(4,567,491)	(8,134,261)	(2,806,733)	(37,124,988)
Federal income tax benefit	(959,172)	(1,708,194)	(589,413)	(7,796,247)
Total other comprehensive loss	(3,608,319)	(6,426,067)	(2,217,320)	(29,328,741)
Total comprehensive income (loss)	$(425,091)	$(4,385,857)	$3,482,913	$(24,917,781)

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (loss)	Earnings	Equity
Three months ended September 30, 2022
Balance as of July 1, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(9,698,847)	$19,286,832	$52,459,391
Comprehensive income (loss):
Net income	-	-	-	-	-	2,040,210	2,040,210
Other comprehensive loss	-	-	-	-	(6,426,067)	-	(6,426,067)
Balance as of September 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(16,124,914)	$21,327,042	$48,073,534

Nine months ended September 30, 2022
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	4,410,960	4,410,960
Other comprehensive loss	-	-	-	-	(29,328,741)	-	(29,328,741)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of September 30, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(16,124,914)	$21,327,042	$48,073,534

Three months ended September 30, 2023
Balance as of July 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516
Comprehensive income (loss):
Net income	-	-	-	-	-	3,183,228	3,183,228
Other comprehensive loss	-	-	-	-	(3,608,319)	-	(3,608,319)
Balance as of September 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(16,306,963)	$28,570,982	$55,135,425

Nine months ended September 30, 2023
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income (loss):
Net income	-	-	-	-	-	5,700,233	5,700,233
Other comprehensive loss	-	-	-	-	(2,217,320)	-	(2,217,320)
Balance as of September 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(16,306,963)	$28,570,982	$55,135,425

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$5,700,233	$4,410,960
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(3,693,889)	(3,721,739)
Net realized investment (gains) losses	120,134	(1,060,340)
Amortization of policy acquisition cost	6,468,779	5,410,934
Policy acquisition cost deferred	(10,387,913)	(9,760,703)
Amortization of value of insurance business acquired	206,787	204,003
Allowance for mortgage loan losses	17,222	256,634
Provision for deferred federal income tax expense	326,460	852,879
Interest credited to policyholders	11,298,057	9,562,478
Change in assets and liabilities:
Accrued investment income	(1,453,997)	(234,605)
Recoverable from reinsurers	668,024	453,639
Funds under coinsurance agreement	10,567,881	5,195,220
Agents' balances and due premiums	(113,357)	352,040
Other assets (excludes change in receivable for securities sold of ($19,113) and ($3,421) in 2023 and 2022, respectively)	(1,801,885)	1,186,769
Future policy benefits	9,807,021	9,530,878
Policy claims	(641,655)	(206,262)
Other policy liabilities	152,207	92,705
Other liabilities (excludes change in payable for securities purchased of ($144,391) and ($953,865) in 2023 and 2022, respectively)	(8,494,671)	448,135
Net cash provided by operating activities	18,745,438	22,973,625

Investing activities
Purchases of fixed maturity securities	(23,059,489)	(35,249,422)
Maturities of fixed maturity securities	505,000	952,000
Sales of fixed maturity securities	4,428,942	51,053,427
Purchases of equity securities	(104,047)	(173,992)
Acquisition of Royalty Capital Life Insurance Company	-	3,525,749
Joint venture distributions	100,164	162,866
Purchases of mortgage loans	(101,131,636)	(122,735,150)
Payments on mortgage loans	105,515,062	85,140,505
Purchases of other long-term investments	(6,109,759)	(10,197,724)
Payments on other long-term investments	14,300,767	11,767,912
Sale of real estate	-	200,080
Net change in policy loans	(405,279)	(387,247)
Net change in short-term investments	1,565,404	3,038,630
Net change in receivable and payable for securities sold and purchased	(163,504)	(957,286)
Net cash used in investing activities	(4,558,375)	(13,859,652)

Financing activities
Policyholders' account deposits	66,492,731	38,044,149
Policyholders' account withdrawals	(76,096,655)	(52,755,265)
Net cash used in financing activities	(9,603,924)	(14,711,116)

Increase (decrease) in cash and cash equivalents	4,583,139	(5,597,143)
Cash and cash equivalents, beginning of period	33,542,725	42,528,046
Cash and cash equivalents, end of period	$38,125,864	$36,930,903

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
September 30, 2023
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
September 30, 2023
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

The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2022.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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

Stock Purchase Agreement

On April 24, 2023, as approved by the FTFC Board of Directors, the Company executed a definitive agreement to be acquired by Brickell L & A Holdings LLC, a portfolio company of the Brickell Insurance Group of companies, and an affiliate of 777 Partners LLC. All the Company’s Class A and Class B common stock (converted to Class A common stock at closing at a rate of 85%) issued and outstanding will be purchased from FTFC’s shareholders for approximately $7.75 to $8.00 per Class A share. Closing of this transaction is expected in the second quarter of 2024.

Subsequent Events

Management has evaluated all events subsequent to September 30, 2023 through the date that these financial statements have been issued.

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
September 30, 2023
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale as of September 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2023 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,804,039	$-	$54,603	$3,749,436
States and political subdivisions	9,776,503	7	819,925	8,956,585
U.S. government agency mortgage backed securities	10,266,032	-	247,890	10,018,142
Commercial mortgage-backed securities	10,623,285	-	2,533,938	8,089,347
Residential mortgage-backed securities	10,021	5,237	-	15,258
Corporate bonds	86,061,900	21,054	11,649,484	74,433,470
Asset-backed securities	12,571,728	-	1,319,655	11,252,073
Exchange traded securities	824,598	-	353,598	471,000
Foreign bonds	27,112,227	-	3,513,761	23,598,466
Redeemable preferred securities	1,250,000	-	180,600	1,069,400
Total fixed maturity securities	$162,300,333	$26,298	$20,673,454	$141,653,177
Fixed maturity securities held in trust under coinsurance agreement	$61,666,054	$3,538	$8,084,175	$53,585,417

	December 31, 2022
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,558	$-	$42,993	$2,054,565
States and political subdivisions	4,966,770	2,268	408,717	4,560,321
Commercial mortgage-backed securities	10,608,213	-	2,274,575	8,333,638
Residential mortgage-backed securities	10,550	4,700	-	15,250
Corporate bonds	88,394,563	35,464	10,317,890	78,112,137
Asset-backed securities	9,538,593	-	1,539,164	7,999,429
Exchange traded securities	682,280	-	215,080	467,200
Foreign bonds	26,995,631	-	3,225,551	23,770,080
Redeemable preferred securities	1,250,000	-	148,800	1,101,200
Certificate of deposits	200,000	-	930	199,070
Total fixed maturity securities	$144,744,158	$42,432	$18,173,700	$126,612,890
Fixed maturity securities held in trust under coinsurance agreement	$63,649,991	$8,224	$7,449,175	$56,209,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2023 and December 31, 2022 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2023 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,896,234	$9,193	2
States and political subdivisions	4,767,079	218,710	13
U.S. government agency mortgage backed securities	10,018,142	247,890	16
Corporate bonds	5,567,823	325,760	21
Asset-backed securities	4,006,106	33,979	8
Foreign bonds	1,440,986	116,029	4
Total less than 12 months in an unrealized loss position	27,696,370	951,561	64
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,853,202	45,410	3
States and political subdivisions	4,154,499	601,215	21
Commercial mortgage-backed securities	8,089,347	2,533,938	24
Corporate bonds	68,630,720	11,323,724	217
Asset-backed securities	7,245,967	1,285,676	20
Exchange traded securities	471,000	353,598	2
Redeemable preferred securities	319,400	180,600	2
Foreign bonds	22,157,480	3,397,732	62
Total more than 12 months in an unrealized loss position	112,921,615	19,721,893	351
Total fixed maturity securities in an unrealized loss position	$140,617,985	$20,673,454	415
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$2,980,059	$70,278	17
Total more than 12 months in an unrealized loss position	50,153,336	8,013,897	214
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$53,133,395	$8,084,175	231

	December 31, 2022
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,760,073	$37,231	2
States and political subdivisions	3,325,252	301,788	20
Commercial mortgage-backed securities	5,863,255	1,387,792	17
Corporate bonds	69,451,263	8,733,104	216
Asset-backed securities	5,042,586	890,318	12
Certificate of deposits	199,070	930	1
Foreign bonds	21,766,704	2,785,419	61
Total less than 12 months in an unrealized loss position	107,408,203	14,136,582	329
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	294,492	5,762	2
States and political subdivisions	766,424	106,929	3
Commercial mortgage-backed securities	2,470,383	886,783	7
Corporate bonds	6,314,364	1,584,786	20
Asset-backed securities	2,956,843	648,846	9
Exchange traded securities	467,200	215,080	2
Redeemable preferred securities	351,200	148,800	2
Foreign bonds	2,003,376	440,132	6
Total more than 12 months in an unrealized loss position	15,624,282	4,037,118	51
Total fixed maturity securities in an unrealized loss position	$123,032,485	$18,173,700	380
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$49,918,808	$5,679,624	231
Total more than 12 months in an unrealized loss position	5,524,318	1,769,551	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,443,126	$7,449,175	252

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

As of September 30, 2023, the Company held 415 available-for-sale fixed maturity securities with an unrealized loss of $20,673,454, fair value of $140,617,985 and amortized cost of $161,291,439. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2023. The ratio of the fair value to the amortized cost of these 415 securities is 87%.

As of December 31, 2022, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $18,173,700, fair value of $123,032,485 and amortized cost of $141,206,185. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2022. The ratio of the fair value to the amortized cost of these 380 securities is 87%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the nine months ended September 30, 2023 is summarized as follows:

(Unaudited)
September 30, 2023

Beginning balance	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	(291,185)
Current estimate of credit losses	(110,642)
Ending balance	$(401,827)

There were no impairment losses recognized by the Company during the nine months ended September 30, 2023. Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2023, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2023 and December 31, 2022, are summarized as follows:

	(Unaudited)
	September 30, 2023	December 31, 2022
Unrealized appreciation (depreciation) on available-for-sale securities	$(20,647,156)	$(18,131,268)
Adjustment to deferred acquisition costs	5,431	5,091
Deferred income taxes	4,334,762	3,806,498
Net unrealized appreciation (depreciation) on available-for-sale securities	$(16,306,963)	$(14,319,679)

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(8,080,637)	$(7,440,951)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $63,135,565 and $67,500,783 as of September 30, 2023 and December 31, 2022, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2023, by contractual maturity, are summarized as follows:

	September 30, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,177,585	$4,090,549	$13,432,332	$13,556,078
Due after one year through five years	28,790,676	26,997,898	33,629,673	35,318,962
Due after five years through ten years	23,485,629	21,403,469	11,078,350	12,434,124
Due after ten years	93,963,137	79,987,255	4,995,210	6,250,978
Due at multiple maturity dates	11,883,306	9,174,006	-	-

	$162,300,333	$141,653,177	$63,135,565	$67,560,142

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of September 30, 2023, by contractual maturity, are summarized as follows:

	September 30, 2023 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$1,944,143	$1,922,064
Due after one year through five years	31,626,793	29,820,453
Due after five years through ten years	8,135,802	7,763,967
Due after ten years	16,839,753	11,559,906
Due at multiple maturity dates	3,119,563	2,519,027

	$61,666,054	$53,585,417

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities and investment real estate for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Investment Real Estate
	2023	2022	2023	2022
Proceeds	$1,915,384	$10,939,070	$-	$150,709
Gross realized gains	32,207	-	-	55,867
Gross realized losses	(16,695)	(105,573)	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2023	2022	2023	2022	2023	2022
Proceeds	$4,428,942	$52,005,427	$-	$-	$-	$200,080
Gross realized gains	50,168	1,240,085	-	-	-	55,867
Gross realized losses	(84,259)	(207,591)	-	(8,000)	-	(3,696)

The accumulated change in unrealized investment losses for fixed maturity available-for-sale for the three and nine months ended September 30, 2023 and 2022 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and investment real estate for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(4,568,559)	$(8,136,306)	$(2,807,073)	$(37,137,496)
Fixed maturity securities held in trust under coinsurance agreement	(1,225,668)	(2,541,929)	(639,686)	(11,769,814)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	15,512	(105,573)	(34,091)	1,032,494
Fixed maturity securities credit losses	(27,010)	-	(110,642)	-
Equity securities, sale of securities	-	-	-	(8,000)
Equity securities, changes in fair value	34,885	20,954	24,599	(16,325)
Investment real estate	-	55,867	-	52,171

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Fixed maturity securities	$1,594,399	$1,658,282	$4,627,453	$5,328,969
Equity securities	62,603	129,367	168,718	242,466
Other long-term investments	1,178,250	1,224,369	3,825,719	3,747,549
Mortgage loans	5,033,381	4,455,501	14,351,796	12,336,734
Policy loans	61,720	50,274	175,680	142,351
Short-term and other investments	793,653	22,023	2,063,066	68,729
Gross investment income	8,724,006	7,539,816	25,212,432	21,866,798
Investment expenses	(538,072)	(1,045,137)	(1,952,286)	(2,484,007)
Net investment income	$8,185,934	$6,494,679	$23,260,146	$19,382,791

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2023 and December 31, 2022, these required deposits, included in investment assets, had amortized costs that totaled $4,379,405 and $4,634,898, respectively. As of September 30, 2023 and December 31, 2022, these required deposits had fair values that totaled $4,278,533 and $4,590,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)
	September 30, 2023	December 31, 2022
Residential mortgage loans	$222,170,752	$223,984,194

Commercial mortgage loans by property type
Agricultural	988,394	994,691
Apartment	3,272,599	3,625,533
Industrial	1,966,640	1,999,438
Lodging	24,933	268,741
Office building	5,693,661	5,681,946
Retail	3,798,054	5,759,585
Total commercial mortgage loans by property type	15,744,281	18,329,934
Total mortgage loans	$237,915,033	$242,314,128

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$27,564,351	$31,076,883
Less unearned interest on mortgage loans	326,790	48,308
Total mortgage loans held in trust under coinsurance agreement	$27,237,561	$31,028,575

There were 22 mortgage loans with a remaining principal balance of $6,382,227 that were more than 90 days past due as of September 30, 2023. There were 17 mortgage loans with a remaining principal balance of $4,134,266 that were more than 90 days past due as of December 31, 2022.

There were five mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,595,907 as of September 30, 2023. There were six mortgage loan in default and in the foreclosure process with a remaining principal balance of $2,155,566 as of December 31, 2022.

The Company’s investment real estate as of September 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	September 30, 2023	December 31, 2022
Land - held for investment	$540,436	$540,436

Residential real estate - held for sale	-	-
Total investment in real estate	$540,436	$540,436

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government, U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2023 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,749,436	$-	$3,749,436
States and political subdivisions	-	8,956,585	-	8,956,585
U.S. government angency mortgage backed securities	-	10,018,142	-	10,018,142
Commercial mortgage-backed securities	-	8,089,347	-	8,089,347
Residential mortgage-backed securities	-	15,258	-	15,258
Corporate bonds	-	74,433,470	-	74,433,470
Asset-backed securities	-	11,252,073	-	11,252,073
Exchange traded securities	-	471,000	-	471,000
Foreign bonds	-	23,598,466	-	23,598,466
Redeemable preferred securities	-	1,069,400	-	1,069,400
Total fixed maturity securities	$-	$141,653,177	$-	$141,653,177
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$53,585,417	$-	$53,585,417
Equity securities
Mutual funds	$-	$45,515	$-	$45,515
Corporate common stock	324,721	-	57,879	382,600
Total equity securities	$324,721	$45,515	$57,879	$428,115

	December 31, 2022
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,054,565	$-	$2,054,565
States and political subdivisions	-	4,560,321	-	4,560,321
Commercial mortgage-backed securities	-	8,333,638	-	8,333,638
Residential mortgage-backed securities	-	15,250	-	15,250
Corporate bonds	-	78,112,137	-	78,112,137
Asset-backed securities	-	7,999,429	-	7,999,429
Exchange traded securities	-	467,200	-	467,200
Foreign bonds	-	23,770,080	-	23,770,080
Redeemable preferred securities	-	1,101,200	-	1,101,200
Certificate of deposit	-	199,070	-	199,070
Total fixed maturity securities	$-	$126,612,890	$-	$126,612,890
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$56,209,040	$-	$56,209,040
Equity securities
Mutual funds	$-	$47,910	$-	$47,910
Corporate common stock	297,727	-	53,996	351,723
Total equity securities	$297,727	$47,910	$53,996	$399,633

As of September 30, 2023 and December 31, 2022, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

This private placement common stock represents an investment in small insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the security for the same price as the Company paid until such time as this small insurance holding company commence significant operations. The joint venture investment with a mortgage loan originator is accounted for under the equity method of accounting.

Fair values for Level 1 and Level 2 assets for the Company’s fixed maturity available-for-sale and equity securities are primarily based on prices supplied by a third party investment service. The third party investment service provides quoted prices in the market which use observable inputs in developing such rates.

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government, U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)
	September 30, 2023	December 31, 2022

Beginning balance	$53,996	$63,423
Joint venture net income	104,047	215,470
Joint venture distribution	(100,164)	(216,897)
Net realized investment losses	-	(8,000)
Ending balance	$57,879	$53,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2023 and December 31, 2022, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2023 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$15,744,281	$14,811,977	$-	$-	$14,811,977
Residential	222,170,752	193,224,936	-	-	193,224,936
Policy loans	3,246,166	3,246,166	-	-	3,246,166
Short-term investments	295,174	295,174	295,174	-	-
Other long-term investments	63,135,565	67,560,142	-	-	67,560,142
Cash and cash equivalents	38,125,864	38,125,864	38,125,864	-	-
Accrued investment income	7,034,172	7,034,172	-	-	7,034,172
Total financial assets	$349,751,974	$324,298,431	$38,421,038	$-	$285,877,393
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,564,351	$27,564,351	$-	$-	$27,564,351
Less unearned interest on mortgage loans	326,790	326,790	-	-	326,790
Cash and cash equivalents	3,533,597	3,533,597	3,533,597	-	-
Total financial assets held in trust under coinsurance agreement	$30,771,158	$30,771,158	$3,533,597	$-	$27,237,561

Policyholders' account balances	$404,067,174	$347,573,144	$-	$-	$347,573,144
Policy claims	1,899,433	1,899,433	-	-	1,899,433
Total financial liabilities	$405,966,607	$349,472,577	$-	$-	$349,472,577

	December 31, 2022
Financial assets
Mortgage loans on real estate
Commercial	$18,329,934	$17,393,284	$-	$-	$17,393,284
Residential	223,984,194	202,476,647	-	-	202,476,647
Policy loans	2,840,887	2,840,887	-	-	2,840,887
Short-term investments	1,860,578	1,860,578	1,860,578	-	-
Other long-term investments	67,500,783	74,155,822	-	-	74,155,822
Cash and cash equivalents	33,542,725	33,542,725	33,542,725	-	-
Accrued investment income	5,580,175	5,580,175	-	-	5,580,175
Total financial assets	$353,639,276	$337,850,118	$35,403,303	$-	$302,446,815
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$31,076,883	$31,076,883	$-	$-	$31,076,883
Less unearned interest on mortgage loans	48,308	48,308	-	-	48,308
Short-term investments	982,404	982,404	982,404	-	-
Cash and cash equivalents	3,813,750	3,813,750	3,813,750	-	-
Total financial assets held in trust under coinsurance agreement	$35,824,729	$35,824,729	$4,796,154	$-	$31,028,575
Financial liabilities
Policyholders' account balances	$391,359,944	$359,044,740	$-	$-	$359,044,740
Policy claims	2,541,088	2,541,088	-	-	2,541,088
Total financial liabilities	$393,901,032	$361,585,828	$-	$-	$361,585,828

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate as of September 30, 2023 and December 31, 2022.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Revenues:
Life insurance operations	$12,182,761	$10,742,423	$34,261,450	$31,031,373
Annuity operations	6,746,404	5,212,867	18,536,138	16,223,377
Corporate operations	1,321,912	1,055,075	3,194,303	1,327,406
Total	$20,251,077	$17,010,365	$55,991,891	$48,582,156
Income before income taxes:
Life insurance operations	$1,688,031	$1,329,644	$2,380,841	$2,581,520
Annuity operations	1,281,958	743,157	2,450,351	2,137,960
Corporate operations	1,077,012	624,923	2,362,932	881,821
Total	$4,047,001	$2,697,724	$7,194,124	$5,601,301
Depreciation and amortization expense:
Life insurance operations	$1,900,706	$1,723,832	$5,590,543	$4,831,746
Annuity operations	353,671	297,803	1,085,023	783,191
Total	$2,254,377	$2,021,635	$6,675,566	$5,614,937

	(Unaudited)
Assets:	September 30, 2023	December 31, 2022
Life insurance operations	$156,206,228	$149,949,283
Annuity operations	506,675,254	505,990,810
Corporate operations	11,461,694	9,923,944
Total	$674,343,176	$665,864,037

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2022 U.S. federal income tax return filed on October 12, 2023, the 2020 through 2022 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
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
September 30, 2023
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

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, 2023 and 2022 (Unaudited)
	Unrealized
	Depreciation		Accumulated
	on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	loss
Balance as of July 1, 2023	$(12,702,105)	$3,461	$(12,698,644)
Other comprehensive loss before reclassifications, net of tax	(3,596,907)	843	(3,596,064)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	12,255	-	12,255
Other comprehensive loss	(3,609,162)	843	(3,608,319)
Balance as of September 30, 2023	$(16,311,267)	$4,304	$(16,306,963)

Balance as of July 1, 2022	$(9,701,621)	$2,774	$(9,698,847)
Other comprehensive loss before reclassifications, net of tax	(6,511,085)	1,615	(6,509,470)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(83,403)	-	(83,403)
Other comprehensive loss	(6,427,682)	1,615	(6,426,067)
Balance as of September 30, 2022	$(16,129,303)	$4,389	$(16,124,914)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2023 and 2022 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive loss before reclassifications, net of tax	(2,244,520)	268	(2,244,252)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(26,932)	-	(26,932)
Other comprehensive loss	(2,217,588)	268	(2,217,320)
Balance as of September 30, 2023	$(16,311,267)	$4,304	$(16,306,963)

Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(28,522,952)	9,881	(28,513,071)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	815,670	-	815,670
Other comprehensive loss	(29,338,622)	9,881	(29,328,741)
Balance as of September 30, 2022	$(16,129,303)	$4,389	$(16,124,914)

The pretax components of the Company’s other comprehensive loss and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,553,047)	$(956,140)	$(3,596,907)
Reclassification adjustment for net gains included in operations having no credit losses	15,512	3,257	12,255
Net unrealized losses on investments	(4,568,559)	(959,397)	(3,609,162)
Adjustment to deferred acquisition costs	1,068	225	843
Total other comprehensive loss	$(4,567,491)	$(959,172)	$(3,608,319)

	Three Months Ended September 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(8,241,879)	$(1,730,794)	$(6,511,085)
Reclassification adjustment for net losses included in operations having no credit losses	(105,573)	(22,170)	(83,403)
Net unrealized losses on investments	(8,136,306)	(1,708,624)	(6,427,682)
Adjustment to deferred acquisition costs	2,045	430	1,615
Total other comprehensive loss	$(8,134,261)	$(1,708,194)	$(6,426,067)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

7. Other Comprehensive Loss and Accumulated Other Comprehensive Income (Loss) (continued)

	Nine Months Ended September 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,841,164)	$(596,644)	$(2,244,520)
Reclassification adjustment for net losses included in operations having no credit losses	(34,091)	(7,159)	(26,932)
Net unrealized losses on investments	(2,807,073)	(589,485)	(2,217,588)
Adjustment to deferred acquisition costs	340	72	268
Total other comprehensive loss	$(2,806,733)	$(589,413)	$(2,217,320)

	Nine Months Ended September 30, 2022 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(36,105,002)	$(7,582,050)	$(28,522,952)
Reclassification adjustment for net gains included in operations having no credit losses	1,032,494	216,824	815,670
Net unrealized losses on investments	(37,137,496)	(7,798,874)	(29,338,622)
Adjustment to deferred acquisition costs	12,508	2,627	9,881
Total other comprehensive loss	$(37,124,988)	$(7,796,247)	$(29,328,741)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30 (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2023	2022	2023	2022
Unrealized losses on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$15,512	$(105,573)	$(34,091)	$1,032,494
Income tax expense (benefit) (b)	3,257	(22,170)	(7,159)	216,824
Total reclassification adjustments	$12,255	$(83,403)	$(26,932)	$815,670

(a) These items appear within net realized investment gains in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of September 30, 2023, $929,810 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2023, $872,217 of that escrow amount is available to the Company as additional collateral on $4,612,811 of advances to the loan originator. The remaining September 30, 2023 escrow amount of $57,593 is available to the Company as additional collateral on its investment of $11,518,652 in residential mortgage loans on real estate. In addition, the Company has an additional $1,137,670 allowance for possible loan losses in the remaining $226,396,381 of investments in mortgage loans on real estate as of September 30, 2023.

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

As of September 30, 2023, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2023 and 2022 are summarized as follows (excluding $11,518,652 and $23,417,756 of mortgage loans on real estate as of September 30, 2023 and 2022, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$1,076,628	$771,848	$83,246	$62,379	$1,159,874	$834,227
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(18,002)	107,557	(4,202)	21,369	(22,204)	128,926
Allowance, ending	$1,058,626	$879,405	$79,044	$83,748	$1,137,670	$963,153

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,058,626	$879,405	$79,044	$83,748	$1,137,670	$963,153

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$210,666,578	$174,584,241	$15,729,803	$17,083,192	$226,396,381	$191,667,433

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	28,202	204,243	(10,980)	52,391	17,222	256,634
Allowance, ending	$1,058,626	$879,405	$79,044	$83,748	$1,137,670	$963,153

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,058,626	$879,405	$79,044	$83,748	$1,137,670	$963,153

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$210,666,578	$174,584,241	$15,729,803	$17,083,192	$226,396,381	$191,667,433

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial and industrial mortgage loans on real estate by credit quality using this ratio as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Over 70% to 80%	$74,685,274	$72,013,555	$2,102,755	$3,287,048	$76,788,029	$75,300,603
Over 60% to 70%	63,926,084	67,780,388	2,964,935	3,033,504	66,891,019	70,813,892
Over 50% to 60%	36,810,184	36,929,025	1,365,289	1,839,272	38,175,473	38,768,297
Over 40% to 50%	23,107,580	20,100,407	2,100,391	1,272,088	25,207,971	21,372,495
Over 30% to 40%	11,117,358	13,143,773	4,540,077	5,123,894	15,657,435	18,267,667
Over 20% to 30%	7,833,403	8,898,731	464,311	733,238	8,297,714	9,631,969
Over 10% to 20%	3,731,351	3,976,357	1,731,542	3,040,890	5,462,893	7,017,247
10% or less	959,518	1,141,958	474,981	-	1,434,499	1,141,958
Total	$222,170,752	$223,984,194	$15,744,281	$18,329,934	$237,915,033	$242,314,128

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

Stock Purchase Agreement

On April 24, 2023, as approved by the FTFC Board of Directors, the Company executed a definitive agreement to be acquired by Brickell L & A Holdings LLC, a portfolio company of the Brickell Insurance Group of companies, and an affiliate of 777 Partners LLC. All the Company’s Class A and Class B common stock (converted to Class A common stock at closing at a rate of 85%) issued and outstanding will be purchased from FTFC’s shareholders for approximately $7.75 to $8.00 per Class A share. Closing of this transaction is expected in the second quarter of 2024.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2023 and 2022

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,973,566	$9,210,601	$762,965
Net investment income	8,185,934	6,494,679	1,691,255
Net realized investment gains (losses)	23,387	(28,752)	52,139
Service fees	1,437,116	1,219,038	218,078
Other income	631,074	114,799	516,275
Total revenues	20,251,077	17,010,365	3,240,712
Benefits and claims	11,421,935	10,103,720	1,318,215
Expenses	4,782,141	4,208,921	573,220
Total benefits, claims and expenses	16,204,076	14,312,641	1,891,435
Income before federal income tax expense	4,047,001	2,697,724	1,349,277
Federal income tax expense	863,773	657,514	206,259
Net income	$3,183,228	$2,040,210	$1,143,018
Net income per common share
Class A common stock	$0.3361	$0.2154	$0.1207
Class B common stock	$0.2857	$0.1831	$0.1026

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$28,681,414	$26,353,521	$2,327,893
Net investment income	23,260,146	19,382,791	3,877,355
Net realized investment gains (losses)	(120,134)	1,060,340	(1,180,474)
Service fees	3,530,958	1,606,433	1,924,525
Other income	639,507	179,071	460,436
Total revenues	55,991,891	48,582,156	7,409,735
Benefits and claims	33,706,130	30,489,219	3,216,911
Expenses	15,091,637	12,491,636	2,600,001
Total benefits, claims and expenses	48,797,767	42,980,855	5,816,912
Income before federal income tax expense	7,194,124	5,601,301	1,592,823
Federal income tax expense	1,493,891	1,190,341	303,550
Net income	$5,700,233	$4,410,960	$1,289,273
Net income per common share
Class A common stock	$0.6019	$0.4658	$0.1361
Class B common stock	$0.5116	$0.3959	$0.1157

Consolidated Condensed Financial Position as of September 30, 2023 and December 31, 2022

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 to 2022

Investment assets	$447,213,666	$442,069,335	$5,144,331
Assets held in trust under coinsurance agreement	84,352,423	92,033,769	(7,681,346)
Other assets	142,777,087	131,760,933	11,016,154
Total assets	$674,343,176	$665,864,037	$8,479,139

Policy liabilities	$526,084,226	$504,059,423	$22,024,803
Funds withheld under coinsurance agreement	84,174,477	92,301,039	(8,126,562)
Deferred federal income taxes	2,414,458	2,677,411	(262,953)
Other liabilities	6,534,590	15,173,652	(8,639,062)
Total liabilities	619,207,751	614,211,525	4,996,226
Shareholders' equity	55,135,425	51,652,512	3,482,913
Total liabilities and shareholders' equity	$674,343,176	$665,864,037	$8,479,139

Shareholders' equity per common share
Class A common stock	$5.8219	$5.4542	$0.3677
Class B common stock	$4.9487	$4.6360	$0.3127

Results of Operations – Three Months Ended September 30, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$9,973,566	$9,210,601	$762,965
Net investment income	8,185,934	6,494,679	1,691,255
Net realized investment gains (losses)	23,387	(28,752)	52,139
Service fees	1,437,116	1,219,038	218,078
Other income	631,074	114,799	516,275
Total revenues	$20,251,077	$17,010,365	$3,240,712

The $3,240,712 increase in total revenues for the three months ended September 30, 2023 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$787,295	$688,950	$98,345
Ordinary life renewal	1,973,795	1,394,403	579,392
Final expense first year	872,876	1,030,205	(157,329)
Final expense renewal	6,339,600	6,097,043	242,557
Total premiums	$9,973,566	$9,210,601	$762,965

The $762,965 increase in premiums for the three months ended September 30, 2023 is primarily due to a $579,392 increase in ordinary life renewal premiums, $242,557 increase in final expense renewal premiums and $98,345 increase in ordinary life first year premiums that exceeded a $157,329 decrease in final expense first year premiums.

The increase in ordinary life first year and renewal premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums reflects our tighter underwriting guidelines compared to competitors.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$1,594,399	$1,658,282	$(63,883)
Equity securities	62,603	129,367	(66,764)
Other long-term investments	1,178,250	1,224,369	(46,119)
Mortgage loans	5,033,381	4,455,501	577,880
Policy loans	61,720	50,274	11,446
Short-term and other investments	793,653	22,023	771,630
Gross investment income	8,724,006	7,539,816	1,184,190
Investment expenses	(538,072)	(1,045,137)	(507,065)
Net investment income	$8,185,934	$6,494,679	$1,691,255

The $1,184,190 increase in gross investment income for the three months ended September 30, 2023 is primarily due to $771,630 increase in short term and other investments and $577,880 increase in mortgage loans.

The increase in short term and other investments is due to higher gross effective yields on securities held in the portfolio and other investments. In twelve months since September 30, 2022, our investments in mortgage loans increased approximately $22.8 million.

The $507,065 decrease in investment expense for the three months ended September 30, 2023 is primarily due to decreased mortgage loan and fixed maturity securities acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment losses for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds	$1,915,384	$10,939,070	$(9,023,686)
Amortized cost at sale date	1,899,872	11,044,643	(9,144,771)
Net realized gains (losses)	$15,512	$(105,573)	$121,085
Investment real estate:
Sale proceeds	$-	$150,709	$(150,709)
Carrying value at sale date	-	94,842	(94,842)
Net realized gains (losses)	$-	$55,867	$(55,867)

Equity securities, changes in fair value	$34,885	$20,954	$13,931
Changes in current estimate of credit losses	$(27,010)	$-	$(27,010)

Net realized investment gains (losses)	$23,387	$(28,752)	$52,139

Service Fees

The $218,078 increase in service fees for the three months ended September 30, 2023 is primarily due to brokering mortgage loans for a fee to third parties.

Other Income

The $516,275 increase in other income for the three months ended September 30, 2023 is primarily due to interest on collateralized loans to an investment vendor.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$3,733,264	$3,742,861	$(9,597)
Death benefits	3,235,121	2,814,594	420,527
Surrenders	489,729	311,577	178,152
Interest credited to policyholders	3,876,088	3,155,921	720,167
Dividend, endowment and supplementary life contract benefits	87,733	78,767	8,966
Total benefits and claims	11,421,935	10,103,720	1,318,215
Expenses
Policy acquisition costs deferred	(2,987,689)	(3,498,984)	511,295
Amortization of deferred policy acquisition costs	2,189,089	1,956,596	232,493
Amortization of value of insurance business acquired	65,288	65,039	249
Commissions	2,962,287	3,338,553	(376,266)
Other underwriting, insurance and acquisition expenses	2,553,166	2,347,717	205,449
Total expenses	4,782,141	4,208,921	573,220
Total benefits, claims and expenses	$16,204,076	$14,312,641	$1,891,435

The $1,891,435 increase in total benefits, claims and expenses for the three months ended September 30, 2023 is discussed below.

Benefits and Claims

The $1,318,215 increase in benefits and claims for the three months ended September 30, 2023 is primarily due to the following:

●

$720,167 increase in interest credited to policyholders is primarily due to an increase of approximately $26.9 million in the amount of policyholders’ account balance in the consolidated statement of financial position since September 30, 2022.

●	$420,527 increase in death benefits is primarily due to approximately $239,000 of increased ordinary life benefits and $183,000 increased final expense benefits.

●	$178,152 increase in surrenders is based upon policyholder election.

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

For the three months ended September 30, 2023 and 2022, capitalized costs were $2,987,689 and $3,498,984, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2023 and 2022 were $2,189,089 and $1,956,596, respectively.

The $511,295 decrease in the 2023 acquisition costs deferred primarily relates to decreased annuity and final expense first year production. There was a $232,493 increase in the 2023 amortization of deferred acquisition costs due to 2023 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $65,288 and $65,039 for the three months ended September 30, 2023 and 2022, respectively, representing a $249 increase.

Commissions

Our commissions for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Annuity	$258,704	$663,507	$(404,803)
Ordinary life first year	843,263	723,128	120,135
Ordinary life renewal	206,895	125,493	81,402
Final expense first year	1,059,015	1,237,562	(178,547)
Final expense renewal	594,410	588,863	5,547
Total commissions	$2,962,287	$3,338,553	$(376,266)

The $376,266 decrease in commissions for the three months ended September 30, 2023 is primarily due to a $404,803 decrease annuity commissions (corresponding to $10,694,412 of decreased annuity deposits retained) and a $178,547 decrease in final expense first year commissions (corresponding to $157,329 decreased final expense first year premiums) that exceed a $120,135 increase in ordinary life first year commissions (corresponding to $98,345 increased ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $205,449 increase in underwriting, insurance and acquisition expenses for the three months ended September 30, 2023 was primarily related to an increase in third party administrative fees and legal fees.

Federal Income Taxes

FTFC filed its 2022 consolidated federal income tax return with TLIC, FBLIC and TMC on October 12, 2023. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2023 and 2022, current income tax expense was $912,430 and $335,246, respectively. For the three months ended September 30, 2023 and 2022, deferred federal income tax expense (benefit) was ($48,657) and $322,268, respectively.

Net Income Per Common Share Basic

For the three months ended September 30, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2023, the net income allocated to the Class A shareholders of $3,154,342 is the total net income $3,183,228 less the net income allocated to the Class B shareholders $28,886. For the three months ended September 30, 2022, the net income allocated to the Class A shareholders of $2,021,696 is the total net income $2,040,210 less the net income allocated to the Class B shareholders $18,514.

The weighted average outstanding common shares basic for the three months ended September 30, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$12,182,761	$10,742,423	$1,440,338
Annuity operations	6,746,404	5,212,867	1,533,537
Corporate operations	1,321,912	1,055,075	266,837
Total	$20,251,077	$17,010,365	$3,240,712
Income (loss) before federal income taxes:
Life insurance operations	$1,688,031	$1,329,644	$358,387
Annuity operations	1,281,958	743,157	538,801
Corporate operations	1,077,012	624,923	452,089
Total	$4,047,001	$2,697,724	$1,349,277

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$762,965	$-	$-	$762,965
Net invesment income	540,661	1,107,347	43,247	1,691,255
Net realized investment gains	4,180	47,959	-	52,139
Service fees and other income	132,532	378,231	223,590	734,353
Total revenue	1,440,338	1,533,537	266,837	3,240,712

Benefits and claims
Increase in future policy benefits	(9,597)	-	-	(9,597)
Death benefits	420,527	-	-	420,527
Surrenders	178,152	-	-	178,152
Interest credited to policyholders	-	720,167	-	720,167
Dividend, endowment and supplementary life contract benefits	8,966	-	-	8,966
Total benefits and claims	598,048	720,167	-	1,318,215
Expenses
Policy acquisition costs deferred net of amortization	320,918	422,870	-	743,788
Amortization of value of insurance business acquired	124	125	-	249
Commissions	28,537	(404,803)	-	(376,266)
Other underwriting, insurance and acquisition expenses	134,324	256,377	(185,252)	205,449
Total expenses	483,903	274,569	(185,252)	573,220
Total benefits, claims and expenses	1,081,951	994,736	(185,252)	1,891,435
Income before federal income tax expense	$358,387	$538,801	$452,089	$1,349,277

Results of Operations – Nine Months Ended September 30, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Premiums	$28,681,414	$26,353,521	$2,327,893
Net investment income	23,260,146	19,382,791	3,877,355
Net realized investment gains (losses)	(120,134)	1,060,340	(1,180,474)
Service fees	3,530,958	1,606,433	1,924,525
Other income	639,507	179,071	460,436
Total revenues	$55,991,891	$48,582,156	$7,409,735

The $7,409,735 increase in total revenues for the nine months ended September 30, 2023 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$2,214,800	$1,792,973	$421,827
Ordinary life renewal	4,981,173	3,543,838	1,437,335
Final expense first year	2,638,695	3,381,679	(742,984)
Final expense renewal	18,846,746	17,635,031	1,211,715
Total premiums	$28,681,414	$26,353,521	$2,327,893

The $2,327,893 increase in premiums for the nine months ended September 30, 2023 is primarily due to the $1,437,335 increase in ordinary life renewal premiums, $1,211,715 increase in final expense renewal premiums and $421,827 increase in ordinary life first year premiums that exceeded a $742,984 decrease in final expense first year premiums.

The increase in ordinary life first year and renewal premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums reflects our tighter underwriting guidelines compared to competitors.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$4,627,453	$5,328,969	$(701,516)
Equity securities	168,718	242,466	(73,748)
Other long-term investments	3,825,719	3,747,549	78,170
Mortgage loans	14,351,796	12,336,734	2,015,062
Policy loans	175,680	142,351	33,329
Short-term and other investments	2,063,066	68,729	1,994,337
Gross investment income	25,212,432	21,866,798	3,345,634
Investment expenses	(1,952,286)	(2,484,007)	(531,721)
Net investment income	$23,260,146	$19,382,791	$3,877,355

The $3,345,634 increase in gross investment income for the nine months ended September 30, 2023 is primarily due $2,015,062 increase in mortgage loans and a $1,994,337 increase in short term and other investments that exceeded a $701,516 decrease in fixed maturity securities.

The increase in short term and other investments is due to higher gross effective yields on securities held in the portfolio and other investments. In twelve months since September 30, 2022, our investments in mortgage loans increased approximately $22.8 million. The decline in fixed maturity securities is due to a decrease in the average fixed maturity securities holding of $23.4 million comparing the first nine months of 2023 to 2022.

The $531,721 decrease in investment expense for the nine months ended September 30, 2023 is primarily due to decreased mortgage loan and fixed maturity securities acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds	$4,428,942	$52,005,427	$(47,576,485)
Amortized cost at sale date	4,463,033	50,972,933	(46,509,900)
Net realized gains (losses)	$(34,091)	$1,032,494	$(1,066,585)
Equity securities sold:
Sale proceeds	$-	$-	$-
Cost at sale date	-	8,000	(8,000)
Net realized gains (losses)	$-	$(8,000)	$8,000
Investment real estate:
Sale proceeds	$-	$200,080	$(200,080)
Carrying value at sale date	-	147,909	(147,909)
Net realized gains (losses)	$-	$52,171	$(52,171)

Equity securities, changes in fair value	$24,599	$(16,325)	$40,924
Changes in current estimate of credit losses	$(110,642)	$-	$(110,642)

Net realized investment gains (losses)	$(120,134)	$1,060,340	$(1,180,474)

Service Fees

The $1,924,525 increase in service fees for the nine months ended September 30, 2023 is primarily due to brokering mortgage loans for a fee to third parties.

Other Income

The $460,436 increase in other income for the nine months ended September 30, 2023 is primarily due to interest on collateralized loans to an investment vendor.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$10,216,279	$9,919,696	$296,583
Death benefits	10,344,418	9,706,037	638,381
Surrenders	1,590,861	1,065,392	525,469
Interest credited to policyholders	11,298,057	9,562,478	1,735,579
Dividend, endowment and supplementary life contract benefits	256,515	235,616	20,899
Total benefits and claims	33,706,130	30,489,219	3,216,911
Expenses
Policy acquisition costs deferred	(10,387,913)	(9,760,703)	(627,210)
Amortization of deferred policy acquisition costs	6,468,779	5,410,934	1,057,845
Amortization of value of insurance business acquired	206,787	204,003	2,784
Commissions	9,955,977	9,074,186	881,791
Other underwriting, insurance and acquisition expenses	8,848,007	7,563,216	1,284,791
Total expenses	15,091,637	12,491,636	2,600,001
Total benefits, claims and expenses	$48,797,767	$42,980,855	$5,816,912

The $5,816,912 increase in total benefits, claims and expenses for the nine months ended September 30, 2023 is discussed below.

Benefits and Claims

The $3,216,911 increase in benefits and claims for the nine months ended September 30, 2023 is primarily due to the following:

●

$1,735,579 increase in interest credited to policyholders is primarily due to an increase of approximately $26.9 million in the amount of policyholders’ account balance in the consolidated statement of financial position since September 30, 2022.

●	$638,381 increase in death benefits is primarily due to approximately $670,000 of increased ordinary life benefits that exceeded $32,000 of decreased final expense benefits.

●	$525,469 increase in surrenders is based upon policyholder election.

●	$296,583 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the nine months ended September 30, 2023 and 2022, capitalized costs were $10,387,913 and $9,760,703, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2023 and 2022 were $6,468,779 and $5,410,934, respectively.

The $627,210 increase in the 2023 acquisition costs deferred primarily relates to increased ordinary life first year and annuity production and deferral of increased eligible commissions and expenses. There was an $1,057,845 increase in the 2023 amortization of deferred acquisition costs due to 2023 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $206,787 and $204,003 for the nine months ended September 30, 2023 and 2022, respectively, representing a $2,784 increase.

Commissions

Our commissions for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Annuity	$2,126,231	$1,127,824	$998,407
Ordinary life first year	2,312,523	1,873,131	439,392
Ordinary life renewal	527,671	320,286	207,385
Final expense first year	3,206,040	4,050,491	(844,451)
Final expense renewal	1,783,512	1,702,454	81,058
Total commissions	$9,955,977	$9,074,186	$881,791

The $881,791 increase in commissions for the nine months ended September 30, 2023 is primarily due to a $998,407 increase annuity commissions (corresponding to $28,935,147 of increased annuity deposits retained), $439,392 increase in ordinary life first year commissions (corresponding to $421,827 increased ordinary life first year premiums) and a $207,385 increase in ordinary life renewal commissions (corresponding to $1,437,335 increased ordinary life renewal premiums) that exceed a $844,451 decrease in final expense first year commissions (corresponding to $742,984 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $1,284,791 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2023 was primarily related to an increase in salaries and benefits, third party administrative fees, advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2022 consolidated federal income tax return with TLIC, FBLIC and TMC on October 12, 2023. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2023 and 2022, current income tax expense was $1,167,431 and $377,462, respectively. Deferred federal income tax expense was $326,460 and $852,879 for the nine months ended September 30, 2023 and 2022, respectively.

Net Income Per Common Share Basic

For the nine months ended September 30, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2023, the net income allocated to the Class A shareholders of $5,648,507 is the total net income $5,700,233 less the net income allocated to the Class B shareholders $51,726. For the nine months ended September 30, 2022, the net income allocated to the Class A shareholders of $4,370,933 is the total net income $4,410,960 less the net income allocated to the Class B shareholders $40,027.

The weighted average outstanding common shares basic for the nine months ended September 30, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$34,261,450	$31,031,373	$3,230,077
Annuity operations	18,536,138	16,223,377	2,312,761
Corporate operations	3,194,303	1,327,406	1,866,897
Total	$55,991,891	$48,582,156	$7,409,735
Income (loss) before income taxes:
Life insurance operations	$2,380,841	$2,581,520	$(200,679)
Annuity operations	2,450,351	2,137,960	312,391
Corporate operations	2,362,932	881,821	1,481,111
Total	$7,194,124	$5,601,301	$1,592,823

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,327,893	$-	$-	$2,327,893
Net invesment income	1,000,659	2,731,820	144,876	3,877,355
Net realized investment gains (losses)	(269,074)	(919,400)	8,000	(1,180,474)
Service fees and other income	170,599	500,341	1,714,021	2,384,961
Total revenue	3,230,077	2,312,761	1,866,897	7,409,735

Benefits and claims
Increase in future policy benefits	296,583	-	-	296,583
Death benefits	638,381	-	-	638,381
Surrenders	525,469	-	-	525,469
Interest credited to policyholders	-	1,735,579	-	1,735,579
Dividend, endowment and supplementary life contract benefits	20,899	-	-	20,899
Total benefits and claims	1,481,332	1,735,579	-	3,216,911
Expenses
Policy acquisition costs deferred net of amortization	1,549,219	(1,118,584)	-	430,635
Amortization of value of insurance business acquired	1,392	1,392	-	2,784
Commissions	(116,616)	998,407	-	881,791
Other underwriting, insurance and acquisition expenses	515,429	383,576	385,786	1,284,791
Total expenses	1,949,424	264,791	385,786	2,600,001
Total benefits, claims and expenses	3,430,756	2,000,370	385,786	5,816,912
Income (loss) before federal income taxes expense (benefits)	$(200,679)	$312,391	$1,481,111	$1,592,823

Consolidated Financial Condition

Our invested assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,300,333 and $144,744,158 as of September 30, 2023 and December 31, 2022, respectively)	$141,653,177	$126,612,890	$15,040,287
Equity securities at fair value (cost: $280,014 and $276,131 as of September 30, 2023 and December 31, 2022, respectively)	428,115	399,633	28,482
Mortgage loans on real estate	237,915,033	242,314,128	(4,399,095)
Investment real estate	540,436	540,436	-
Policy loans	3,246,166	2,840,887	405,279
Short-term investments	295,174	1,860,578	(1,565,404)
Other long-term investments	63,135,565	67,500,783	(4,365,218)
Total investments	$447,213,666	$442,069,335	$5,144,331

The increase and decrease in fixed maturity available-for-sale securities for the nine months ended September 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Fixed maturity securities, available-for-sale, beginning	$126,612,890	$184,077,038
Purchases	23,059,489	35,249,422
Unrealized depreciation	(2,807,073)	(37,137,496)
Net realized investment gains (losses)	(144,733)	1,032,494
Sales proceeds	(4,428,942)	(51,053,427)
Maturities	(505,000)	(952,000)
Premium amortization	(133,454)	(265,399)
Increase (decrease)	15,040,287	(53,126,406)
Fixed maturity securities, available-for-sale, ending	$141,653,177	$130,950,632

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income (Loss).” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U.S. government, U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

The increase and decrease in equity securities for the nine months ended September 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Equity securities, beginning	$399,633	$348,218
Purchases	104,047	173,992
Sales proceeds	-	-
Joint venture distributions	(100,164)	(162,866)
Net realized investment gains (losses), sale of securities	-	(8,000)
Net realized investment gains (losses), changes in fair value	24,599	(16,325)
Increase (decrease)	28,482	(13,199)
Equity securities, ending	$428,115	$335,019

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decrease and increase in mortgage loans on real estate for the nine months ended September 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Mortgage loans on real estate, beginning	$242,314,128	$177,508,051
Purchases	101,131,636	122,735,150
Discount accretion	1,553	239,127
Payments	(105,515,062)	(85,140,505)
Increase in allowance for bad debts	(17,222)	(256,634)
Increase (decrease)	(4,399,095)	37,577,138
Mortgage loans on real estate, ending	$237,915,033	$215,085,189

The decrease in investment real estate for the nine months ended September 30, 2022 is summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Investment real estate, beginning	$540,436	$688,345
Sales proceeds	-	(200,080)
Net realized investment gains	-	52,171
Decrease	-	(147,909)
Investment real estate, ending	$540,436	$540,436

The increase and decrease in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2023 and 2022, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Other long-term investments, beginning	$67,500,783	$65,929,215
Purchases	6,109,759	10,197,724
Accretion of discount	3,825,790	3,748,011
Payments	(14,300,767)	(11,767,912)
Increase (decrease)	(4,365,218)	2,177,823
Other long-term investments, ending	$63,135,565	$68,107,038

Our assets other than invested assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022

Cash and cash equivalents	$38,125,864	$33,542,725	$4,583,139
Accrued investment income	7,034,172	5,580,175	1,453,997
Recoverable from reinsurers	10,434,851	11,102,875	(668,024)
Assets held in trust under coinsurance agreement	84,352,423	92,033,769	(7,681,346)
Agents' balances and due premiums	1,366,434	1,253,077	113,357
Deferred policy acquisition costs	60,103,259	56,183,785	3,919,474
Value of insurance business acquired	3,841,318	4,048,105	(206,787)
Other assets	21,871,189	20,050,191	1,820,998
Assets other than investment assets	$227,129,510	$223,794,702	$3,334,808

The $4,583,139 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $7,681,346 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Balance, beginning of year	$56,183,785	$49,717,323
Capitalization of commissions, sales and issue expenses	10,387,913	9,760,703
Amortization	(6,468,779)	(5,410,934)
Deferred acquisition costs allocated to investments	340	12,508
Increase	3,919,474	4,362,277
Balance, end of period	$60,103,259	$54,079,600

Our other assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022
Federal and state income taxes recoverable	$10,545,345	$8,887,609	$1,657,736
Advances to mortgage loan originator	4,612,811	4,743,041	(130,230)
Advances to an independently owned investment firm	5,000,000	5,000,000	-
Guaranty funds	690,418	699,865	(9,447)
Lease asset - right to use	393,714	467,536	(73,822)
Other receivables, prepaid assets and deposits	302,409	194,737	107,672
Accrued managnement fee	278,502	-	278,502
Notes receivable	47,990	57,403	(9,413)
Total other assets	$21,871,189	$20,050,191	$1,820,998

There was a $1,657,736 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $278,502 increase in accrued management fees for managing mortgage loans for a third party.

There was a $130,230 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022

Policy liabilities
Policyholders' account balances	$404,067,174	$391,359,944	$12,707,230
Future policy benefits	119,819,195	110,012,174	9,807,021
Policy claims	1,899,433	2,541,088	(641,655)
Other policy liabilities	298,424	146,217	152,207
Total policy liabilities	526,084,226	504,059,423	22,024,803
Funds withheld under coinsurance agreement	84,174,477	92,301,039	(8,126,562)
Deferred federal income taxes	2,414,458	2,677,411	(262,953)
Other liabilities	6,534,590	15,173,652	(8,639,062)
Total liabilities	$619,207,751	$614,211,525	$4,996,226

The increase in policyholders’ account balances for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Policyholders' account balances, beginning	$391,359,944	$373,647,869
Deposits	66,492,731	38,044,149
Withdrawals	(76,096,655)	(52,755,265)
Change in funds withheld under coinsurance agreement	11,013,097	5,642,670
Acquisition of Royalty Capital Life Insurance Company	-	3,019,610
Interest credited	11,298,057	9,562,478
Increase	12,707,230	3,513,642
Policyholders' account balances, ending	$404,067,174	$377,161,511

The $9,807,021 increase in future policy benefits during the nine months ended September 30, 2023 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $8,126,562 decrease in funds withheld under coinsurance agreement is due to the Company owing the reinsurer less under coinsurance agreement with an offshore annuity and life insurance company.

The $262,953 decrease in deferred federal income taxes during the nine months ended September 30, 2023 was due to $589,413 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $326,460 of operating deferred federal tax expense.

Our other liabilities as of September 30, 2023 and December 31, 2022 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022
Mortgage loans suspense	$3,668,336	$2,655,185	$1,013,151
Accrued expenses payable	836,000	830,000	6,000
Guaranty fund assessments	681,000	681,000	-
Lease liability	393,714	467,536	(73,822)
Unclaimed funds	379,244	338,204	41,040
Suspense accounts payable	270,962	9,706,063	(9,435,101)
Payable for securities purchased	246,117	390,508	(144,391)
Unearned investment income	108,357	105,236	3,121
Deferred revenue	44,000	52,250	(8,250)
Accounts payable	26,522	80,964	(54,442)
Other payables, withholdings and escrows	(119,662)	(133,294)	13,632
Total other liabilities	$6,534,590	$15,173,652	$(8,639,062)

The increase in mortgage loan suspense of $1,013,151 is primarily due to timing of principal loan payments on mortgage loans.

As of September 30, 2023, the Company had $246,117 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $390,508 of security purchases overlapping financial reporting periods as of December 31, 2022.

The $9,435,101 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2023, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2023, we had cash and cash equivalents totaling $38,125,864. As of September 30, 2023, cash and cash equivalents of $20,199,536 and $10,754,387, respectively, totaling $30,953,923 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $20,037,111 and $32,933,850 as of September 30, 2023 and December 31, 2022, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Net cash provided by operating activities	$18,745,438	$22,973,625	$(4,228,187)
Net cash used in investing activities	(4,558,375)	(13,859,652)	9,301,277
Net cash used in financing activities	(9,603,924)	(14,711,116)	5,107,192
Increase (decrease) in cash and cash equivalents	4,583,139	(5,597,143)	10,180,282
Cash and cash equivalents, beginning of period	33,542,725	42,528,046	(8,985,321)
Cash and cash equivalents, end of period	$38,125,864	$36,930,903	$1,194,961

The cash provided by operating activities for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2023	2022	2023 less 2022
Premiums collected	$28,578,567	$26,457,969	$2,120,598
Net investment income collected	18,115,381	15,432,168	2,683,213
Service fees and other income collected	3,891,963	1,785,504	2,106,459
Death benefits paid	(10,318,049)	(9,458,660)	(859,389)
Surrenders paid	(1,590,861)	(1,065,392)	(525,469)
Dividends and endowments paid	(258,277)	(235,927)	(22,350)
Commissions paid	(10,048,411)	(8,733,579)	(1,314,832)
Other underwriting, insurance and acquisition expenses paid	(8,902,498)	(7,141,711)	(1,760,787)
Taxes paid	(2,825,166)	(1,454,266)	(1,370,900)
Decreased advances to a private equity company	-	3,000,000	(3,000,000)
(Increased) decreased advances to mortgage loan originator	130,230	(726,765)	856,995
Increased (decreased) deposits of pending policy applications	(9,435,101)	3,219,184	(12,654,285)
Decreased funds under coinsurance agreement	10,567,882	5,195,220	5,372,662
Increased (decreased) mortgage loan suspense	1,013,151	(2,911,306)	3,924,457
Other	(173,373)	(388,814)	215,441
Net cash provided by operating activities	$18,745,438	$22,973,625	$(4,228,187)

Please see the statements of cash flows for the nine months ended September 30, 2023 and 2022 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2023 and December 31, 2022 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2023	December 31, 2022	2023 less 2022

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 9,631,920 issued as of September 30, 2023 and December 31, 2022, 9,384,340 outstanding as of September 30, 2023 and December 31, 2022)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2023 and December 31, 2022)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of September 30, 2023 and December 31, 2022)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(16,306,963)	(14,319,679)	(1,987,284)
Accumulated earnings	28,570,982	23,100,785	5,470,197
Total shareholders' equity	$55,135,425	$51,652,512	$3,482,913

The increase in shareholders’ equity of $3,482,913 for the nine months ended September 30, 2023 is primarily due to $5,700,233 of net income less a $230,036 credit loss cumulative effect adjustment and $1,987,284 decrease in accumulated other comprehensive income (loss).

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of $20,647,156 and $18,131,268 as of September 30, 2023 and December 31, 2022, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $2,841,164 in unrealized losses arising for the nine months ended September 30, 2023 has been increased by 2023 net realized investment losses of $34,091 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $2,807,073.

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

As of September 30, 2023, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.7% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2023, the Company has outstanding advances to this loan originator totaling $4,612,811. The advances are secured by $8,357,450 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,387,189 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2023, $929,810 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2023, $872,217 of that escrow amount is available to the Company as additional collateral on $4,612,811 of advances to the loan originator. The remaining September 30, 2023 escrow amount of $57,593 is available to the Company as additional collateral on its investment of $11,518,652 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 14, 2023	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 14, 2023	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer