Form 10-K
period 2023-12-31
First Trinity Financial CORP
filed 2024-03-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period From_____________to_____________ .

Commission file number 000-52613

FIRST TRINITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Oklahoma		34-1991436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer number)

7633 East 63rd Place, Suite 230	Tulsa, Oklahoma	74133-1246
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 4, 2024, the registrant had 9,384,340 shares of Class A common stock, 0.01 par value, outstanding and 101,102 shares of Class B common stock, 0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2024 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

FIRST TRINITY FINANCIAL CORPORATION

Exhibit 21.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I

Item 1. Business

Business Development

First Trinity Financial Corporation (the “Company” or “FTFC”) is the parent holding company of Trinity Life Insurance Company (“TLIC”), Family Benefit Life Insurance Company (“FBLIC”), Trinity Mortgage Corporation (“TMC”) and Trinity American, Inc. (“TAI”). The Company was incorporated in Oklahoma on April 19, 2004, for the primary purpose of organizing and operating a life insurance subsidiary.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2023, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

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

Please see Item 8 below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2023 and 2022 for additional information regarding segment information.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2023 and 2022, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2023
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$925,134	2.93%	$-	0.00%
Arizona	535,611	1.69%	824,122	1.22%
Arkansas	631,492	2.00%	5,002	0.01%
Colorado	964,553	3.05%	53,067	0.08%
Georgia	1,708,051	5.40%	1,046,986	1.54%
Illinois	1,991,234	6.30%	137,150	0.20%
Indiana	1,286,901	4.07%	3,380,944	4.99%
Kansas	1,716,912	5.43%	1,952,140	2.88%
Kentucky	1,009,116	3.19%	-	0.00%
Louisiana	892,269	2.82%	49,900	0.07%
Michigan	677,515	2.14%	255,029	0.38%
Missouri	1,626,367	5.15%	286,550	0.42%
Nebraska	392,476	1.24%	5,953,567	8.78%
North Carolina	3,441,716	10.89%	12,118,420	17.87%
North Dakota	75,454	0.24%	15,384,458	22.68%
Ohio	3,419,283	10.82%	1,725	0.00%
Oklahoma	1,044,670	3.31%	680,666	1.00%
Pennsylvania	1,211,847	3.83%	505,058	0.74%
South Carolina	34,346	0.11%	997,303	1.47%
Tennessee	1,170,322	3.70%	343,350	0.51%
Texas	4,750,577	15.04%	21,485,887	31.68%
Virginia	933,283	2.95%	1,166,022	1.72%
All other states	1,168,264	3.70%	1,191,523	1.76%
Total direct collected premiums and considerations	$31,607,393	100.00%	$67,818,869	100.00%

	Year Ended December 31, 2022
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$921,920	2.99%	$25,000	0.04%
Arizona	442,595	1.43%	269,566	0.43%
Arkansas	566,066	1.83%	16,747	0.03%
Colorado	973,082	3.15%	100,862	0.16%
Georgia	1,654,780	5.36%	1,818,675	2.89%
Illinois	2,006,450	6.50%	111,400	0.18%
Indiana	1,289,690	4.18%	1,136,537	1.81%
Kansas	1,820,746	5.90%	716,355	1.14%
Kentucky	1,044,357	3.39%	-	0.00%
Louisiana	862,247	2.80%	-	0.00%
Michigan	629,161	2.04%	7,000	0.01%
Missouri	1,561,917	5.06%	179,761	0.29%
Nebraska	324,863	1.05%	746,395	1.19%
North Carolina	3,178,613	10.30%	10,850,213	17.27%
North Dakota	72,958	0.24%	9,781,465	15.57%
Ohio	3,553,991	11.52%	58,260	0.09%
Oklahoma	1,088,430	3.53%	1,056,389	1.68%
Pennsylvania	1,154,154	3.74%	632,396	1.01%
South Carolina	35,316	0.11%	613,483	0.98%
Tennessee	1,121,426	3.64%	100,560	0.16%
Texas	4,685,265	15.20%	33,306,666	52.99%
Virginia	804,417	2.61%	677,730	1.08%
All other states	1,056,096	3.43%	630,707	1.00%
Total direct collected premiums and considerations	$30,848,540	100.00%	$62,836,167	100.00%

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

Governmental Regulation

TLIC and FBLIC are subject to regulation and supervision by the OID. The insurance laws of Oklahoma give the OID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus and (x) regulate the type and amount of permitted investments. TLIC and FBLIC can be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of other insurance companies that become insolvent. These assessments may be deferred or foregone under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes.

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $2,247,082 as of December 31, 2023. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,373,511 in 2024 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. FBLIC has paid no dividends TLIC in 2023. These dividends would be eliminated in consolidation. TLIC has paid no dividends to FTFC.

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

Employees

As of March 7, 2024, the Company had nineteen full-time employees.

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

During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

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

The third lawsuit, filed on November 7, 2018, involves an insurance holding company and its insurance subsidiaries as plaintiffs in the District Court of Travis County, Texas, entitled Citizens, Inc., CICA Life Ltd., and CICA Life Insurance Company of America, v. Randall H. Riley, Citizens American Life, LLC, Citizens American Life, Inc., Alexis Delgado, Carlos Landa, Enrique Ruiz, Johan Silva, Esperanza Delgado, Michael Buchweitz, Jonathan Pollio, Steven Rekedal, First Trinity Financial Corporation, Trinity American, Inc., and International Marketing Group S.A. LLC, defendants.  The plaintiffs claimed common law unfair competition, misappropriation of trade secrets under the Texas Uniform Trade Secrets Act and various breaches of and interference with contracts. Several of the individual defendants counterclaimed seeking damages for breach of contract based on commissions they were denied due to wrongful termination of their sales agreement by the plaintiffs. Trial of the case occurred from February 26, 2024 through March 8, 2024 and the defendants offered a vigorous defense.  In its verdict, delivered on March 8, 2024, the jury confirmed the Company’s position that the plaintiffs’ claims were without merit, found no liability on any cause of action against the Company and awarded no damages against any defendant.  In addition, the jury found the plaintiffs owed over $1.2 million to two individual defendants for wrongfully withheld sales commissions.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market Information Trading of the Company’s common stock is limited and an established public market does not exist.

(b)	Holders

As of March 7, 2024, there were approximately 7,800 shareholders of the Company’s outstanding common stock.

FTFC has authorized 40,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. Class B shareholders are entitled to elect a majority of FTFC’s Board of Directors (one-half plus one) but will only receive, compared to FTFC’s Class A shareholders, 85% of cash dividends, stock dividends or amounts due upon any FTFC merger, sale or liquidation event. FTFC’s Class B shareholders may also convert one share of FTFC’s Class B common stock for a .85 share of FTFC’s Class A common stock. FTFC’s Class A shareholders will elect the remaining Board of Directors members and will receive 100% of cash dividends, stock dividends or amounts due upon any Company merger, sale or liquidation event.

(c)	Dividends

Prior to 2020, we had never declared or paid cash dividends on our common stock. In 2020, our Board of Directors declared and paid a $0.05 per share cash dividend (amounting to $393,178) on our Class A common stock.

The Board of Directors of the Company has not adopted a formal dividend payment policy. The timing, declaration and payment of future dividends to holders of our common stock fall within the discretion of our Board of Directors and will depend on our operating results, earnings, financial condition, the capital requirements of our business and other factors.

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

Mortgage loans on real estate interest income and the amortization of premiums or discounts are included in net investment income. Mortgage loan fees, certain direct loan origination costs, and purchase premiums and discounts on loans are recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. In certain circumstances, prepayments may be anticipated.

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

As of December 31, 2023 and 2022, there was $4,962,525 and $4,691,773, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $169,840 in 2024, $152,011 in 2025, $157,225 in 2026, $148,123 in 2027 and $153,251 in 2028.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued amendments (Accounting Standards Update 2023-07) to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The amendments require public entities to follow the significant expense principle and disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) with additional disclosure of the CODM’s title, position and how the reported measure(s) of segment profit or loss are used in assessing segment performance and allocating resources. In addition, amounts for other segment items are required to be disclosed including a description of its composition. If the COMD uses more than one measure in assessing segment performance and allocating resources, at least one of the measures should be consistent with the corresponding amounts utilized in the public entity’s consolidated financial statements.

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments (Accounting Standards Update 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. The amendments require that public business entities on an annual basis disclose information about taxes paid and a tabular reconciliation using both percentages and amounts of specific categories in the rate reconciliation. In addition, separate disclosure is required for any reconciling item equal to or greater than five (5) percent of the amount computed by multiplying the income or loss from continuing operations before income taxes by the statutory income tax rate. If not otherwise evident, a public business entity is required to provide an explanation of the individual reconciling items such as the nature, effect and causes of the reconciling items.

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2025.

Cybersecurity Risk Management, Strategy, Governance and Incident Disclosures by Public Companies

On July 26, 2023, the U.S. Securities and Exchange Commission adopted this Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay.

The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

The Company has not ever had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this December 31, 2023 Form 10-K.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Premiums	$38,912,934	$35,705,560	$3,207,374
Net investment income	31,655,321	26,221,172	5,434,149
Net realized investment gains (losses)	(180,152)	544,217	(724,369)
Service fees	4,701,960	3,004,324	1,697,636
Other income	666,409	83,826	582,583
Total revenues	75,756,472	65,559,099	10,197,373
Benefits and claims	46,141,488	41,171,820	4,969,668
Expenses	19,552,536	16,416,627	3,135,909
Total benefits, claims and expenses	65,694,024	57,588,447	8,105,577
Income before federal income tax expense	10,062,448	7,970,652	2,091,796
Federal income tax expense	2,147,087	1,785,949	361,138
Net income	$7,915,361	$6,184,703	$1,730,658
Net income per common share
Class A common stock	$0.8358	$0.6531	$0.1827
Class B common stock	$0.7104	$0.5551	$0.1553

Consolidated Condensed Financial Position as of December 31, 2023 and 2022

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022

Investment assets	$456,517,640	$442,069,335	$14,448,305
Assets held in trust under coinsurance agreement	79,940,459	92,033,769	(12,093,310)
Other assets	135,563,436	131,760,933	3,802,503
Total assets	$672,021,535	$665,864,037	$6,157,498

Policy liabilities	$517,637,743	$504,059,423	$13,578,320
Funds withheld under coinsurance agreement	77,257,253	92,301,039	(15,043,786)
Deferred federal income taxes	4,228,189	2,677,411	1,550,778
Other liabilities	8,882,142	15,173,652	(6,291,510)
Total liabilities	608,005,327	614,211,525	(6,206,198)
Shareholders' equity	64,016,208	51,652,512	12,363,696
Total liabilities and shareholders' equity	$672,021,535	$665,864,037	$6,157,498

Shareholders' equity per common share
Class A common stock	$6.7597	$5.4542	$1.3055
Class B common stock	$5.7457	$4.6360	$1.1097

Results of Operations – Years Ended December 31, 2023 and 2022

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Premiums	$38,912,934	$35,705,560	$3,207,374
Net investment income	31,655,321	26,221,172	5,434,149
Net realized investment gains (losses)	(180,152)	544,217	(724,369)
Service fees	4,701,960	3,004,324	1,697,636
Other income	666,409	83,826	582,583
Total revenues	$75,756,472	$65,559,099	$10,197,373

The $10,197,373 increase in total revenues for the year ended December 31, 2023 is discussed below.

Premiums

Our premiums for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Ordinary life first year	$3,074,078	$2,654,456	$419,622
Ordinary life renewal	7,130,477	4,958,248	2,172,229
Final expense first year	3,498,043	4,314,119	(816,076)
Final expense renewal	25,210,336	23,778,737	1,431,599
Total premiums	$38,912,934	$35,705,560	$3,207,374

The $3,207,374 increase in premiums for the year ended December 31, 2023 is primarily due to the $2,172,229 increase in ordinary life renewal premiums, $1,431,599 increase in final expense renewal premiums and $419,622 increase in ordinary life first year premiums that exceeded a $816,076 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities	$6,550,360	$7,061,501	$(511,141)
Equity securities	118,780	211,290	(92,510)
Other long-term investments	4,948,734	4,975,205	(26,471)
Mortgage loans	19,678,014	16,850,320	2,827,694
Policy loans	240,385	194,814	45,571
Short-term and other investments	2,600,099	243,315	2,356,784
Gross investment income	34,136,372	29,536,445	4,599,927
Investment expenses	(2,481,051)	(3,315,273)	(834,222)
Net investment income	$31,655,321	$26,221,172	$5,434,149

The $4,599,927 increase in gross investment income for the year ended December 31, 2023 is primarily due to $2,827,694 increase in mortgage loans and a $2,356,784 increase in short term and other investments that exceeded a $511,141 decrease in fixed maturity securities.

The increase in mortgage loans gross investment income is due to an increase in average mortgage loans balance of $31.2 million comparing the years ended December 31, 2023 to 2022. The increase in short term and other investments gross investment income is due to efficiently investing available cash at higher yields on securities held in the portfolio and other investments. The decline in fixed maturity securities is due to a decrease in the average fixed maturity securities holdings of $17.2 million comparing the years ended December 31, 2023 to 2022.

The $834,222 decrease in investment expense for the year ended December 31, 2023 is primarily due to the reallocation of mortgage loan cost to operations for brokering mortgage loans to third parties and a decrease in fixed maturity securities acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities, mortgage loans on real estate, investment real estate, equity securities, other long-term investments, changes in the fair value of equity securities and changes in current estimate of credit losses.

Our net realized investment gains (losses) for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$5,287,601	$58,393,624	$(53,106,023)
Amortized cost at sale date	5,339,617	57,531,842	(52,192,225)
Net realized gains (losses)	$(52,016)	$861,782	$(913,798)
Mortgage loans on real estate:
Sale proceeds	$132,634,814	$118,132,864	$14,501,950
Cost at sale date	132,632,318	118,132,864	14,499,454
Net realized gains	$2,496	$-	$2,496
Investment real estate:
Sale proceeds	$-	$200,080	$(200,080)
Carrying value at sale date	-	147,909	(147,909)
Net realized gains	$-	$52,171	$(52,171)
Equity securities at fair value:
Sale proceeds	$-	$-	$-
Cost at sale date	-	8,000	(8,000)
Net realized losses	$-	$(8,000)	$8,000
Other long-term investments:
Sale proceeds	$-	$16,308,664	$(16,308,664)
Carrying value at sale date	-	16,731,242	(16,731,242)
Net realized losses	$-	$(422,578)	$422,578

Equity securities, changes in fair value	$8,653	$60,842	$(52,189)
Changes in current estimate of credit losses	$(139,285)	$-	$(139,285)

Net realized investment gains (losses)	$(180,152)	$544,217	$(724,369)

Service Fees

The $1,697,636 increase in service fees for the year ended December 31, 2023 is primarily due to brokerage fees earned on selling mortgage loans to a third party.

Other Income

The $582,583 increase in other income for the year ended December 31, 2023 is primarily due to interest on collateralized loans to an investment vendor.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Benefits and claims
Increase in future policy benefits	$14,212,615	$13,713,452	$499,163
Death benefits	14,298,818	12,998,679	1,300,139
Surrenders	2,173,694	1,414,622	759,072
Interest credited to policyholders	15,093,685	12,714,469	2,379,216
Dividend, endowment and supplementary life contract benefits	362,676	330,598	32,078
Total benefits and claims	46,141,488	41,171,820	4,969,668
Expenses
Policy acquisition costs deferred	(13,476,834)	(13,734,859)	258,025
Amortization of deferred policy acquisition costs	8,863,514	7,280,457	1,583,057
Amortization of value of insurance business acquired	270,752	270,394	358
Commissions	12,803,764	12,776,046	27,718
Other underwriting, insurance and acquisition expenses	11,091,340	9,824,589	1,266,751
Total expenses	19,552,536	16,416,627	3,135,909
Total benefits, claims and expenses	$65,694,024	$57,588,447	$8,105,577

The $8,105,577 increase in total benefits, claims and expenses for the year ended December 31, 2023 is discussed below.

Benefits and Claims

The $4,969,668 increase in total benefits and claims for the year ended December 31, 2023 is primarily due to the following:

●	$2,379,216 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new contracts issued during 2023 compared to contracts surrendered during 2023.

●	$1,300,139 increase in death benefits is primarily due to approximately $759,000 of increased ordinary life benefits and $540,000 of increased final expense benefits.

●	$759,072 increase in surrenders is based upon policyholder election.

●	$499,163 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the years ended December 31, 2023 and 2022, capitalized costs were $13,476,834 and $13,734,859, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2023 and 2022 were $8,863,514 and $7,280,457.

The $258,025 increase in the 2023 acquisition costs deferred primarily relates to slightly increased ordinary life first year and annuity production and deferral of slightly increased eligible commissions and expenses. There was an $1,583,057 increase in the 2023 amortization of deferred acquisition costs due to 2023 surrenders and withdrawal activity and the impact of increased mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $270,752 and $270,394 for the years ended December 31, 2023 and 2022, respectively.

Commissions

Our commissions for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Annuity	$2,204,946	$2,099,439	$105,507
Ordinary life first year	3,224,247	2,760,258	463,989
Ordinary life renewal	750,566	440,973	309,593
Final expense first year	4,245,077	5,180,713	(935,636)
Final expense renewal	2,378,928	2,294,663	84,265
Total commissions	$12,803,764	$12,776,046	$27,718

The $27,718 increase in commissions for the year ended December 31, 2023 is primarily due to a $463,989 increase in ordinary life first year commissions (corresponding to $419,622 increased ordinary life first year premiums), $309,593 increase in ordinary life renewal commissions (corresponding to $2,172,229 increased ordinary life renewal premiums) and a $105,507 increase annuity commissions (corresponding to $2,283,991 of increased annuity deposits retained) that exceed a $935,636 decrease in final expense first year commissions (corresponding to $816,076 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $1,266,751 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2023 was primarily related to an increase in salaries and benefits, third party administrative fees, advisor fees and legal fees.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2023 and 2022, current income tax expense was $1,778,778 and $758,465, respectively. Deferred federal income tax expense was $368,309 and $1,027,484 for the years ended December 31, 2023 and 2022, respectively.

Net Income Per Common Share Basic

For the year ended December 31, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2023, the net income allocated to the Class A shareholders of $7,843,534 is the total net income $7,915,361 less the net income allocated to the Class B shareholders $71,827. For the year ended December 31, 2022, the net income allocated to the Class A shareholders of $6,128,581 is the total net income $6,184,703 less the net income allocated to the Class B shareholders $56,122.

The weighted average outstanding common shares basic for the year ended December 31, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Revenues:
Life insurance operations	$46,859,649	$41,826,391	$5,033,258
Annuity operations	24,531,347	21,351,816	3,179,531
Corporate operations	4,365,476	2,380,892	1,984,584
Total	$75,756,472	$65,559,099	$10,197,373
Income before federal income taxes:
Life insurance operations	$3,463,203	$3,139,886	$323,317
Annuity operations	3,453,174	3,028,852	424,322
Corporate operations	3,146,071	1,801,914	1,344,157
Total	$10,062,448	$7,970,652	$2,091,796

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2023 and 2022 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$3,207,374	$-	$-	$3,207,374
Net invesment income	1,841,394	3,475,889	116,866	5,434,149
Net realized investment gains (losses)	(157,161)	(575,208)	8,000	(724,369)
Service fees and other income	141,651	278,850	1,859,718	2,280,219
Total revenue	5,033,258	3,179,531	1,984,584	10,197,373

Benefits and claims
Increase in future policy benefits	499,163	-	-	499,163
Death benefits	1,300,139	-	-	1,300,139
Surrenders	759,072	-	-	759,072
Interest credited to policyholders	-	2,379,216	-	2,379,216
Dividend, endowment and supplementary life contract benefits	32,078	-	-	32,078
Total benefits and claims	2,590,452	2,379,216	-	4,969,668
Expenses
Policy acquisition costs deferred net of amortization	1,794,256	46,826	-	1,841,082
Amortization of value of insurance business acquired	179	179	-	358
Commissions	(77,789)	105,507	-	27,718
Other underwriting, insurance and acquisition expenses	402,843	223,481	640,427	1,266,751
Total expenses	2,119,489	375,993	640,427	3,135,909
Total benefits, claims and expenses	4,709,941	2,755,209	640,427	8,105,577
Income before federal income taxe expense	$323,317	$424,322	$1,344,157	$2,091,796

Consolidated Financial Condition

Our invested assets as of December 31, 2023 and 2022 are summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $161,908,230 and $144,744,158 as of December 31, 2023 and 2022, respectively)	$149,700,948	$126,612,890	$23,088,058
Equity securities at fair value (cost: $287,375 and $276,131 as of December 31, 2023 and 2022, respectively)	419,530	399,633	19,897
Mortgage loans on real estate	239,831,447	242,314,128	(2,482,681)
Investment real estate	1,305,403	540,436	764,967
Policy loans	3,474,116	2,840,887	633,229
Short-term investments	298,257	1,860,578	(1,562,321)
Other long-term investments	61,487,939	67,500,783	(6,012,844)
Total investments	$456,517,640	$442,069,335	$14,448,305

The increase and decrease in fixed maturity available-for-sale securities for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Fixed maturity securities, available-for-sale, beginning	$126,612,890	$184,077,038
Purchases	23,059,491	35,249,421
Unrealized appreciation (depreciation)	5,632,801	(34,851,942)
Net realized investment losses (gains)	(191,301)	861,782
Sales proceeds	(457,601)	(57,441,624)
Maturities	(4,830,000)	(952,000)
Premium amortization	(125,332)	(329,785)
Increase (decrease)	23,088,058	(57,464,148)
Fixed maturity securities, available-for-sale, ending	$149,700,948	$126,612,890

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders’ equity within accumulated other comprehensive loss. The available-for-sale fixed maturity securities portfolio is invested in U.S. government, U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds, redeemable preferred stocks and certificate of deposits.

The increase in equity securities available-for-sale for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	2023	2022
Equity securities, available-for-sale, beginning	$399,633	$348,218
Purchases	130,550	215,470
Joint venture distribution	(119,306)	(216,897)
Net realized investment loss, sale of securities	-	(8,000)
Net realized investment gains, changes in fair value	8,653	60,842
Increase	19,897	51,415
Equity securities, available-for-sale, ending	$419,530	$399,633

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decrease and increase in mortgage loans on real estate for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Mortgage loans on real estate, beginning	$242,314,128	$177,508,051
Purchases	130,956,402	183,102,781
Discount accretion	1,856	250,089
Net realized investment gains	2,496	-
Payments	(132,634,814)	(118,132,864)
Foreclosed - transferred to real estate	(764,967)	-
Increase in allowance for bad debts	(43,654)	(413,929)
Increase (decrease)	(2,482,681)	64,806,077
Mortgage loans on real estate, ending	$239,831,447	$242,314,128

The increase and decrease in investment real estate for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Investment real estate, beginning	$540,436	$688,345
Real estate acquired through mortgage loan foreclosure	764,967	-
Sales proceeds	-	(200,080)
Net realized investment gains	-	52,171
Increase (decrease)	764,967	(147,909)
Investment real estate, ending	$1,305,403	$540,436

The decrease and increase in other long-term investments (comprised of lottery receivables) for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Other long-term investments, beginning	$67,500,783	$65,929,215
Purchases	7,385,062	13,327,014
Discount accretion	4,948,951	4,975,796
Net realized investment losses	-	(422,578)
Payments	(18,346,857)	(16,308,664)
Increase (decrease)	(6,012,844)	1,571,568
Other long-term investments, ending	$61,487,939	$67,500,783

Our assets other than invested assets as of December 31, 2023 and 2022 are summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022

Cash and cash equivalents	$33,839,741	$33,542,725	$297,016
Accrued investment income	6,214,459	5,580,175	634,284
Recoverable from reinsurers	10,353,674	11,102,875	(749,201)
Assets held in trust under coinsurance agreement	79,940,459	92,033,769	(12,093,310)
Agents' balances and due premiums	1,284,003	1,253,077	30,926
Deferred policy acquisition costs	60,795,108	56,183,785	4,611,323
Value of insurance business acquired	3,777,353	4,048,105	(270,752)
Other assets	19,299,098	20,050,191	(751,093)
Assets other than investment assets	$215,503,895	$223,794,702	$(8,290,807)

The $297,016 increase in cash and cash equivalents for the year ended December 31, 2023 and the corresponding decrease of $8,985,321 for the year ended December 31, 2022 are summarized in the Company’s consolidated statements of cash flows.

The $12,093,310 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Balance, beginning of year	$56,183,785	$49,717,323
Capitalization of commissions, sales and issue expenses	13,476,834	13,734,859
Amortization	(8,863,514)	(7,280,457)
Deferred acquisition costs allocated to investments	(1,997)	12,060
Balance, end of year	$60,795,108	$56,183,785

Our other assets as of December 31, 2023 and December 31, 2022 are summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022
Federal and state income taxes recoverable	$10,845,790	$8,887,609	$1,958,181
Advances to mortgage loan originator	4,487,715	4,743,041	(255,326)
Advances to an independently owned investment firm	2,045,191	5,000,000	(2,954,809)
Guaranty funds	723,767	699,865	23,902
Accrued management fee	345,148	-	345,148
Lease asset - right to use	369,107	467,536	(98,429)
Receivables from lottery vendor	278,207	-	278,207
Other receivables, prepaid assets and deposits	159,854	194,737	(34,883)
Notes receivable	44,319	57,403	(13,084)
Total other assets	$19,299,098	$20,050,191	$(751,093)

There was a $1,958,181 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $345,148 increase in accrued management fees for managing mortgage loans for a third party.

There was a $278,207 increase in receivables from a lottery vendor.

There was a $255,326 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life insurance companies.

There was a $2,954,809 decrease in advances to an independently owned investment firm. The promissory note bears interest and is collateralized by structured settlement receivables, lottery receivables and annuity payment receivables.

Our liabilities as of December 31, 2023 and 2022 are summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022

Policy liabilities
Policyholders' account balances	$391,247,676	$391,359,944	$(112,268)
Future policy benefits	123,729,530	110,012,174	13,717,356
Policy claims	2,410,243	2,541,088	(130,845)
Other policy liabilities	250,294	146,217	104,077
Total policy liabilities	517,637,743	504,059,423	13,578,320
Funds withheld under coinsurance agreement	77,257,253	92,301,039	(15,043,786)
Deferred federal income taxes	4,228,189	2,677,411	1,550,778
Other liabilities	8,882,142	15,173,652	(6,291,510)
Total liabilities	$608,005,327	$614,211,525	$(6,206,198)

The $13,717,356 increase in future policy benefits is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The decrease and increase in policyholders’ account balances for the years ended December 31, 2023 and 2022, respectively, are summarized as follows:

	Years Ended December 31,
	2023	2022
Policyholders' account balances, beginning	$391,359,944	$373,647,869
Deposits	69,082,635	67,308,368
Withdrawals	(104,579,076)	(72,595,697)
Funds withheld under coinsurance agreement	20,290,488	7,265,325
Acquisition of Royalty Capital Life Insurance Company	-	3,019,610
Interest credited	15,093,685	12,714,469
Increase (decrease)	(112,268)	17,712,075
Policyholders' account balances, ending	$391,247,676	$391,359,944

The $1,550,778 increase in deferred federal income taxes was due to $1,182,469 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale and $368,309 of operating deferred federal tax expense.

The $15,043,786 decrease in funds withheld under coinsurance agreement is due to significant 2023 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of December 31, 2023 and December 31, 2022 are summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022
Mortgage loans suspense	$5,841,113	$2,655,185	$3,185,928
Suspense accounts payable	800,262	9,706,063	(8,905,801)
Guaranty fund assessments	713,000	681,000	32,000
Accrued expenses payable	696,000	830,000	(134,000)
Unclaimed funds	488,492	338,204	150,288
Lease liability	369,107	467,536	(98,429)
Unearned investment income	115,166	105,236	9,930
Accounts payable	53,804	80,964	(27,160)
Deferred revenue	41,250	52,250	(11,000)
Payable for securities purchased	7,082	390,508	(383,426)
Other payables, withholdings and escrows	(243,134)	(133,294)	(109,840)
Total other liabilities	$8,882,142	$15,173,652	$(6,291,510)

The $8,905,801 decrease in suspense accounts payable is due to decreased annuity deposits on policy applications that had not been issued as of the financial reporting date.

As of December 31, 2023, the Company had $7,082 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $390,508 of security purchases overlapping financial reporting periods as of December 31, 2022.

The $134,000 decrease in accrued expense payable is due to a decrease in the regulatory financial examination accrual.

The $109,840 decrease in other payables, withholdings and escrows is primarily due to the increase in escrow advances.

The increase in unclaimed funds of $150,288 is due to increased outstanding checks that will be escheated to the states.

The increase in mortgage loan suspense of $3,185,928 is primarily due to timing of principal loan payments on mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2023, we have received $27,119,480 from the sale of our shares.

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

As of December 31, 2023, we had cash and cash equivalents totaling $33,839,741. As of December 31, 2023, cash and cash equivalents of $13,862,341 and $12,652,783, respectively, totaling $26,515,124 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $2,247,082 as of December 31, 2023. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,373,511 in 2024 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. Dividends paid by FBLIC to TLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC. In 2022, TLIC returned $2,200,000 in capital to FTFC. This return of capital by TLIC to FTFC is eliminated in consolidation.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $26,017,084 and $32,933,850 as of December 31, 2023 and December 31, 2022, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Net cash provided by operating activities	$40,390,718	$30,038,812	$10,351,906
Net cash used in investing activities	(4,597,261)	(33,736,804)	29,139,543
Net cash used in financing activities	(35,496,441)	(5,287,329)	(30,209,112)
Increase (decrease) in cash	297,016	(8,985,321)	9,282,337
Cash and cash equivalents, beginning of period	33,542,725	42,528,046	(8,985,321)
Cash and cash equivalents, end of period	$33,839,741	$33,542,725	$297,016

The cash provided by operating activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,		Amount Change
	2023	2022	2023 less 2022
Premiums collected	$38,693,776	$35,760,183	$2,933,593
Net investment income collected	26,205,489	20,638,225	5,567,264
Service fees and other income collected	5,135,220	3,027,055	2,108,165
Death benefits paid	(13,680,462)	(12,311,907)	(1,368,555)
Surrenders paid	(2,173,694)	(1,414,622)	(759,072)
Dividends and endowments paid	(365,276)	(331,245)	(34,031)
Commissions paid	(12,744,748)	(12,287,493)	(457,255)
Other underwriting, insurance and acquisition expenses paid	(11,217,061)	(9,075,210)	(2,141,851)
Taxes paid	(3,736,959)	(2,541,283)	(1,195,676)
(Increased) decreased advances to mortgage loan originator	255,326	(411,050)	666,376
Decreased advances to private equity company	-	3,000,000	(3,000,000)
(Increased) decreased advances to independently owned investment firm	2,954,809	(5,000,000)	7,954,809
Increased advances to an investment vendor	(296,477)	-	(296,477)
Decreased funds under coinsurance agreement	17,340,015	7,156,208	10,183,807
Increased (decreased) deposits of pending policy applications	(8,905,801)	9,270,592	(18,176,393)
Increased (decreased) mortgage loan suspense	3,185,928	(4,901,553)	8,087,481
Other	(259,367)	(539,088)	279,721
Cash provided by operating activities	$40,390,718	$30,038,812	$10,351,906

Please see the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 for a summary of the components of net cash used in investing activities and financing activities.

Our shareholders’ equity as of December 31, 2023 and 2022 is summarized as follows:

			Amount Change
	December 31, 2023	December 31, 2022	2023 less 2022

Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2023 and 2022, 9,631,920 issued as of December 31, 2023 and 2022, 9,384,340 outstanding as of December 31, 2023 and 2022)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2023 and 2022)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of December 31, 2023 and 2022)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(9,641,308)	(14,319,679)	4,678,371
Accumulated earnings	30,786,110	23,100,785	7,685,325
Total shareholders' equity	$64,016,208	$51,652,512	$12,363,696

The increase in shareholders’ equity of $12,363,696 for the year ended December 31, 2023 is primarily due to $7,915,361 of net income less a $230,036 credit loss cumulative effect adjustment and $4,678,371 decrease in accumulated other comprehensive loss.

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

Our investment portfolio had unrealized depreciation on available-for-sale securities of ($12,207,282) and ($18,131,268) as of December 31, 2023 and 2022, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $5,580,785 in unrealized losses arising for year ended December 31, 2023 has been decreased by 2023 net realized investment losses of $52,016 originating from the sale, calls and maturities for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $5,632,801.

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

As of December 31, 2023, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2023, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2023, the Company has outstanding advances to this loan originator totaling $4,487,715. The advances are secured by $7,919,165 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,512,285 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2023, $890,915 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2023, $850,039 of that escrow amount is available to the Company as additional collateral on $4,487,715 of advances to the loan originator. The remaining December 31, 2023 escrow amount of $40,876 is available to the Company as additional collateral on its investment of $8,175,212 in mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2023 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Notes 1 and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Amortization of annuity products and certain limited payment life insurance products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $60.8 million as of December 31, 2023.

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
●

We engaged an independent actuarial specialist to assist with the testing of amortization and the review and evaluation of the assumptions and methodologies used by management for the study of recoverability

Future Policy Benefits – Refer to Note 1

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgement in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued, or in the case of a business combination, at the time the contracts are purchased. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $123.7 million as of December 31, 2023.

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

Springfield, Illinois

March 13, 2024

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2023	December 31, 2022
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $161,908,230 and $144,744,158 as of December 31, 2023 and 2022, respectively)	$149,700,948	$126,612,890
Equity securities at fair value (cost: $287,375 and $276,131 as of December 31, 2023 and 2022, respectively)	419,530	399,633
Mortgage loans on real estate	239,831,447	242,314,128
Investment real estate	1,305,403	540,436
Policy loans	3,474,116	2,840,887
Short-term investments	298,257	1,860,578
Other long-term investments	61,487,939	67,500,783
Total investments	456,517,640	442,069,335
Cash and cash equivalents	33,839,741	33,542,725
Accrued investment income	6,214,459	5,580,175
Recoverable from reinsurers	10,353,674	11,102,875
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $56,824,160 and $63,649,991 as of December 31, 2023 and 2022, respectively)	51,651,259	56,209,040
Mortgage loans on real estate	27,581,881	31,028,575
Short-term investments	-	982,404
Payable for securities	(4,414)	-
Cash and cash equivalents	711,733	3,813,750
Total assets held in trust under coinsurance agreement	79,940,459	92,033,769
Agents' balances and due premiums	1,284,003	1,253,077
Deferred policy acquisition costs	60,795,108	56,183,785
Value of insurance business acquired	3,777,353	4,048,105
Other assets	19,299,098	20,050,191
Total assets	$672,021,535	$665,864,037
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$391,247,676	$391,359,944
Future policy benefits	123,729,530	110,012,174
Policy claims	2,410,243	2,541,088
Other policy liabilities	250,294	146,217
Total policy liabilities	517,637,743	504,059,423
Funds withheld under coinsurance agreement	77,257,253	92,301,039
Deferred federal income taxes	4,228,189	2,677,411
Other liabilities	8,882,142	15,173,652
Total liabilities	608,005,327	614,211,525
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2023 and 2022, 9,631,920 issued as of December 31, 2023 and 2022, 9,384,340 outstanding as of December 31, 2023 and 2022)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2023 and 2022)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of December 31, 2023 and 2022)	(893,947)	(893,947)
Accumulated other comprehensive loss	(9,641,308)	(14,319,679)
Accumulated earnings	30,786,110	23,100,785
Total shareholders' equity	64,016,208	51,652,512
Total liabilities and shareholders' equity	$672,021,535	$665,864,037

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Revenues
Premiums	$38,912,934	$35,705,560
Net investment income	31,655,321	26,221,172
Net realized investment gains (losses)	(180,152)	544,217
Service fees	4,701,960	3,004,324
Other income	666,409	83,826
Total revenues	75,756,472	65,559,099
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	14,212,615	13,713,452
Death benefits	14,298,818	12,998,679
Surrenders	2,173,694	1,414,622
Interest credited to policyholders	15,093,685	12,714,469
Dividend, endowment and supplementary life contract benefits	362,676	330,598
Total benefits and claims	46,141,488	41,171,820
Policy acquisition costs deferred	(13,476,834)	(13,734,859)
Amortization of deferred policy acquisition costs	8,863,514	7,280,457
Amortization of value of insurance business acquired	270,752	270,394
Commissions	12,803,764	12,776,046
Other underwriting, insurance and acquisition expenses	11,091,340	9,824,589
Total expenses	19,552,536	16,416,627
Total benefits, claims and expenses	65,694,024	57,588,447
Income before total federal income tax expense	10,062,448	7,970,652
Current federal income tax expense	1,778,778	758,465
Deferred federal income tax expense	368,309	1,027,484
Total federal income tax expense	2,147,087	1,785,949
Net income	$7,915,361	$6,184,703
Net income per common share
Class A common stock	$0.8358	$0.6531
Class B common stock	$0.7104	$0.5551

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022
Net income	$7,915,361	$6,184,703
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	5,580,785	(33,990,160)
Less net realized investment gains (losses)	(52,016)	861,782
Net unrealized investment gains (losses)	5,632,801	(34,851,942)
Adjustment to deferred acquisition costs	1,997	(12,060)
Other comprehensive income (loss) before federal income tax expense (benefit)	5,630,804	(34,839,882)
Federal income tax expense (benefit)	1,182,469	(7,316,376)
Total other comprehensive income (loss)	4,448,335	(27,523,506)
Total comprehensive income (loss)	$12,363,696	$(21,338,803)

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2023 and 2022

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2022	$89,093	$1,011	$39,078,485	$(893,947)	$13,203,827	$16,916,082	$68,394,551
Comprehensive income (loss):
Net income	-	-	-	-	-	6,184,703	6,184,703
Other comprehensive loss	-	-	-	-	(27,523,506)	-	(27,523,506)
Acquisition of Royalty Capital Life Insurance Company	7,226	-	4,589,538	-	-	-	4,596,764
Balance as of December 31, 2022	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	7,915,361	7,915,361
Other comprehensive income	-	-	-	-	4,448,335	-	4,448,335
Balance as of December 31, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Operating activities
Net income	$7,915,361	$6,184,703
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(4,825,475)	(4,896,100)
Net realized investment (gains) losses	180,152	(544,217)
Amortization of policy acquisition cost	8,863,514	7,280,457
Policy acquisition cost deferred	(13,476,834)	(13,734,859)
Amortization of value of insurance business acquired	270,752	270,394
Allowance for mortgage loan losses	43,654	413,929
Provision for deferred federal income tax expense	368,309	1,027,484
Interest credited to policyholders	15,093,685	12,714,469
Change in assets and liabilities:
Accrued investment income	(634,284)	(700,877)
Recoverable from reinsurers	749,201	578,259
Assets held in trust under coinsurance agreement	17,340,012	7,156,208
Agents' balances and due premiums	(30,926)	485,160
Other assets	751,093	(4,818,426)
Future policy benefits	13,717,356	13,174,365
Policy claims	(130,845)	108,513
Other policy liabilities	104,077	57,370
Other liabilities (excludes change in payable of securities purchased of ($383,426) and ($1,074,665) in 2023 and 2022, respectively)	(5,908,084)	5,281,980
Net cash provided by operating activities	40,390,718	30,038,812

Investing activities
Purchases of fixed maturity securities	(23,059,491)	(35,249,421)
Maturities of fixed maturity securities	4,830,000	952,000
Sales of fixed maturity securities	457,601	57,441,624
Purchases of equity securities	(130,550)	(215,470)
Acquisition of Royalty Capital life Insurance Company	-	3,525,749
Joint venture distribution	119,306	216,897
Purchases of mortgage loans	(130,956,402)	(183,102,781)
Payments on mortgage loans	132,634,814	118,132,864
Purchases of other long-term investments	(7,385,062)	(13,327,014)
Collections on other long-term investments	18,346,857	16,308,664
Sales of real estate	-	200,080
Policy loans	(633,229)	(568,258)
Short-term investments	1,562,321	3,022,927
Net change in receivable and payable for securities sold and purchased	(383,426)	(1,074,665)
Net cash used in investing activities	(4,597,261)	(33,736,804)

Financing activities
Policyholders' account deposits	69,082,635	67,308,368
Policyholders' account withdrawals	(104,579,076)	(72,595,697)
Net cash used in financing activities	(35,496,441)	(5,287,329)

Increase (decrease) in cash and cash equivalents	297,016	(8,985,321)
Cash and cash equivalents, beginning of period	33,542,725	42,528,046
Cash and cash equivalents, end of period	$33,839,741	$33,542,725

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred the property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Year Ended
December 31, 2023
Reductions in mortgage loans due to foreclosure	$764,967
Investment real estate held-for-sale acquired through foreclosure	(764,967)
Net cash used in investing activities	$-

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
December 31, 2023 and 2022

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
December 31, 2023 and 2022

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

Investments

Change in significant Accounting Policies – Credit Losses on Investments and Allowance for Loan Losses from Mortgage Loans

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

Fixed maturity securities comprised of bonds and redeemable preferred securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income (loss). The amortized cost of fixed maturity securities available-for-sale is adjusted for amortization of premium and accretion of discount to maturity.

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
December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2023 and 2022

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

Funds Withheld Coinsurance

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
December 31, 2023 and 2022

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

As of December 31, 2023 and 2022, there was $4,962,525 and $4,691,773, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $169,840 in 2024, $152,011 in 2025, $157,225 in 2026, $148,123 in 2027 and $153,251 in 2028.

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
December 31, 2023 and 2022

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

The Company generates fee income and recognizes revenue from providing contractual services to third parties that are outside traditional life insurance sources of revenues.  This fee income is recognized as revenue in the Service Fees caption of the Statement of Operations for the years ended December 31, 2023 and 2022.  The primary source of this fee income during 2023 and 2022 was the recognition of fee income from providing residential mortgage loan on real estate lending opportunities to third parties through the introduction of qualified borrowers identified and provided by the Company.  This fee income is associated with a single performance obligation and is not recognized as revenue until the point in time the third party issues a residential mortgage loan on real estate to a qualified borrower identified and provided by the Company.  Additional fee income with one specific third party is recognized by the Company as contractual revenues for the Company being available to provide and providing services to manage brokered residential mortgage loans on real estate during the period that the obligations are held by the third party for the qualified borrower identified and provided by the Company.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

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

Net Income Per Common Share Basic

For the year ended December 31, 2023 and 2022, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2023, the net income allocated to the Class A shareholders of $7,843,534 is the total net income $7,915,361 less the net income allocated to the Class B shareholders $71,827. For the year ended December 31, 2022, the net income allocated to the Class A shareholders of $6,128,581 is the total net income $6,184,703 less the net income allocated to the Class B shareholders $56,122.

The weighted average outstanding common shares basic for the year ended December 31, 2023 and 2022 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Subsequent Events

Management has evaluated all events subsequent to December 31, 2023 through the date that these financial statements have been issued.

On February 23, 2024, the Board of Directors of  the Company unanimously voted to terminate the Share Acquisition Agreement dated April 24, 2023 (the “Agreement”) among the Company, MTCP LLC, a Florida limited liability company (the “Buyer”) and Brickell L&A Holdings LLC, a Delaware limited liability company wholly owned by the Buyer, pursuant to provisions of an amendment to the Agreement giving the Company the right to terminate the Agreement. The Company gave notice of the termination on February 26, 2024.

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
December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2023 and 2022

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued amendments (Accounting Standards Update 2023-07) to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The amendments require public entities to follow the significant expense principle and disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) with additional disclosure of the CODM’s title, position and how the reported measure(s) of segment profit or loss are used in assessing segment performance and allocating resources. In addition, amounts for other segment items are required to be disclosed including a description of its composition. If the COMD uses more than one measure in assessing segment performance and allocating resources, at least one of the measures should be consistent with the corresponding amounts utilized in the public entity’s consolidated financial statements.

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments (Accounting Standards Update 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. The amendments require that public business entities on an annual basis disclose information about taxes paid and a tabular reconciliation using both percentages and amounts of specific categories in the rate reconciliation. In addition, separate disclosure is required for any reconciling item equal to or greater than five (5) percent of the amount computed by multiplying the income or loss from continuing operations before income taxes by the statutory income tax rate. If not otherwise evident, a public business entity is required to provide an explanation of the individual reconciling items such as the nature, effect and causes of the reconciling items.

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

1. Organization and Significant Accounting Policies (continued)

Cybersecurity Risk Management, Strategy, Governance and Incident Disclosures by Public Companies

On July 26, 2023, the U.S. Securities and Exchange Commission adopted this Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay.

The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

The Company has not ever had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this December 31, 2023 Form 10-K.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments

Fixed Maturity Securities

Investments in fixed maturity securities as of December 31, 2023 and 2022 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2023
Fixed maturity securities
U.S. government and U.S. government agencies	$3,806,419	$14,360	$22,495	$3,798,284
States and political subdivisions	9,773,549	97,215	338,894	9,531,870
U.S. government agency mortgage backed securities	10,097,479	208,985	-	10,306,464
Commercial mortgage-backed securities	10,629,003	-	2,157,465	8,471,538
Residential mortgage-backed securities	9,986	4,328	-	14,314
Corporate bonds	85,901,454	65,239	6,625,386	79,341,307
Asset-backed securities	12,466,601	43,424	1,017,529	11,492,496
Exchange traded securities	882,631	-	406,631	476,000
Foreign bonds	27,091,108	24,186	1,902,619	25,212,675
Redeemable preferred securities	1,250,000	-	194,000	1,056,000
Total fixed maturity securities	$161,908,230	$457,737	$12,665,019	$149,700,948
Fixed maturity securities held in trust under coinsurance agreement	$56,824,160	$53,496	$5,226,397	$51,651,259

	December 31, 2022
Fixed maturity securities
U.S. government and U.S. government agencies	$2,097,558	$-	$42,993	$2,054,565
States and political subdivisions	4,966,770	2,268	408,717	4,560,321
Commercial mortgage-backed securities	10,608,213	-	2,274,575	8,333,638
Residential mortgage-backed securities	10,550	4,700	-	15,250
Corporate bonds	88,394,563	35,464	10,317,890	78,112,137
Asset-backed securities	9,538,593	-	1,539,164	7,999,429
Exchange traded securities	682,280	-	215,080	467,200
Foreign bonds	26,995,631	-	3,225,551	23,770,080
Redeemable preferred securities	1,250,000	-	148,800	1,101,200
Certificate of deposits	200,000	-	930	199,070
Total fixed maturity securities	$144,744,158	$42,432	$18,173,700	$126,612,890
Fixed maturity securities held in trust under coinsurance agreement	$63,649,991	$8,224	$7,449,175	$56,209,040

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2023 and 2022 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2023
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$231,010	$100	1
States and political subdivisions	120,734	588	1
Corporate bonds	3,762,988	78,589	14
Foreign bonds	502,835	8,573	2
Total less than 12 months in an unrealized loss position	4,617,567	87,850	18
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,876,612	22,395	3
States and political subdivisions	4,411,017	338,306	21
Commercial mortgage-backed securities	8,471,538	2,157,465	24
Corporate bonds	72,550,042	6,546,797	214
Asset-backed securities	7,390,830	1,017,529	20
Exchange traded securities	476,000	406,631	2
Foreign bonds	23,164,587	1,894,046	61
Redeemable preferred securities	306,000	194,000	2
Total more than 12 months in an unrealized loss position	118,646,626	12,577,169	347
Total fixed maturity securities in an unrealized loss position	$123,264,193	$12,665,019	365

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$1,400,820	$5,810	7
Total more than 12 months in an unrealized loss position	47,082,945	5,220,587	180
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$48,483,765	$5,226,397	187

	December 31, 2022
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,760,073	$37,231	2
States and political subdivisions	3,325,252	301,788	20
Commercial mortgage-backed securities	5,863,255	1,387,792	17
Corporate bonds	69,451,263	8,733,104	216
Asset-backed securities	5,042,586	890,318	12
Foreign bonds	21,766,704	2,785,419	61
Certificate of deposits	199,070	930	1
Total less than 12 months in an unrealized loss position	107,408,203	14,136,582	329
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	294,492	5,762	2
States and political subdivisions	766,424	106,929	3
Commercial mortgage-backed securities	2,470,383	886,783	7
Corporate bonds	6,314,364	1,584,786	20
Asset-backed securities	2,956,843	648,846	9
Exchange traded securities	467,200	215,080	2
Foreign bonds	2,003,376	440,132	6
Redeemable preferred securities	351,200	148,800	2
Total more than 12 months in an unrealized loss position	15,624,282	4,037,118	51
Total fixed maturity securities in an unrealized loss position	$123,032,485	$18,173,700	380

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$49,918,808	$5,679,624	231
Total more than 12 months in an unrealized loss position	5,524,318	1,769,551	21
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$55,443,126	$7,449,175	252

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

As of December 31, 2023, the Company held 365 available-for-sale fixed maturity securities with an unrealized loss of $12,665,019, fair value of $123,264,193 and amortized cost of $135,929,212. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2023. The ratio of the fair value to the amortized cost of these 365 securities is 91%.

As of December 31, 2022, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $18,173,700, fair value of $123,032,485 and amortized cost of $141,206,185. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2022. The ratio of the fair value to the amortized cost of these 380 securities is 87%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the year ended December 31, 2023 is summarized as follows:

(Unaudited)
December 31, 2023

Beginning balance	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	(291,185)
Current estimate of credit losses	(139,285)
Ending balance	$(430,470)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023	December 31, 2022
Unrealized depreciation on available-for-sale securities	$(12,207,282)	$(18,131,268)
Adjustment to deferred acquisition costs	3,094	5,091
Deferred income taxes	2,562,880	3,806,498
Net unrealized depreciation on available-for-sale securities	$(9,641,308)	$(14,319,679)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(5,172,901)	$(7,440,951)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2023, by contractual maturity, are summarized as follows:

	December 31, 2023
	Fixed Maturities Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$3,303,802	$3,370,422
Due in one year through five years	31,689,156	30,411,513
Due after five years through ten years	24,768,591	23,731,965
Due after ten years	90,257,692	82,645,196
Due at multiple maturity dates	11,888,989	9,541,852
	$161,908,230	$149,700,948

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of December 31, 2023, by contractual maturity, are summarized as follows:

	December 31, 2023
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$1,183,080	$1,177,915
Due after one year through five years	27,579,589	27,071,969
Due after five years through ten years	8,120,483	7,893,466
Due after ten years	16,827,762	12,909,324
Due at multiple maturity dates	3,113,246	2,598,585
	$56,824,160	$51,651,259

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2023	2022	2023	2022	2023	2022
Proceeds	$5,287,601	$58,393,624	$-	$-	$-	$200,080
Gross realized gains	265,625	1,230,951	-	-	-	55,867
Gross realized losses	(317,641)	(369,169)	-	(8,000)	-	(3,696)

	Years Ended December 31,
	Mortgage Loans on Real Estate		Other Long-Term Investments
	2023	2022	2023	2022
Proceeds	$132,634,814	$118,132,864	$-	$16,308,664
Gross realized gains	2,496	-	-	-
Gross realized losses	-	-	-	(422,578)

The accumulated change in net unrealized investment gains (losses) for fixed maturity available-for-sale securities for the years ended December 31, 2023 and 2022 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	2023	2022
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$5,632,801	$(34,851,942)
Fixed maturity securities held in trust under coinsurance agreement	2,268,050	(10,918,940)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(52,016)	861,782
Fixed maturity securities credit losses	(139,285)	-
Equity securities, sale of securities	-	(8,000)
Equity securities, changes in fair value	8,653	60,842
Investment real estate	-	52,171
Mortgage loans on real estate	2,496	-
Other long-term investments	-	(422,578)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023	December 31, 2022

Residential mortgage loans	$224,258,534	$223,984,194
Commercial mortgage loans by property type
Agricultural	986,207	994,691
Apartment	3,108,829	3,625,533
Industrial	1,267,264	1,999,438
Lodging	24,727	268,741
Office building	5,652,487	5,681,946
Retail	4,533,399	5,759,585
Total commercial mortgage loans by property type	15,572,913	18,329,934
Total mortgage loans	$239,831,447	$242,314,128

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$27,714,891	$31,076,883
Less unearned interest on mortgage loans	133,010	48,308
Total mortgage loans held in trust under coinsurance agreement	$27,581,881	$31,028,575

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio	2023	2022	2023	2022	2023	2022
Over 70% to 80%	$75,718,654	$72,013,555	$2,099,950	$3,287,048	$77,818,604	$75,300,603
Over 60% to 70%	65,525,308	67,780,388	2,958,186	3,033,504	68,483,494	70,813,892
Over 50% to 60%	38,548,660	36,929,025	1,809,817	1,839,272	40,358,477	38,768,297
Over 40% to 50%	22,283,148	20,100,407	2,394,557	1,272,088	24,677,705	21,372,495
Over 30% to 40%	10,056,308	13,143,773	3,817,212	5,123,894	13,873,520	18,267,667
Over 20% to 30%	7,929,094	8,898,731	463,856	733,238	8,392,950	9,631,969
Over 10% to 20%	3,178,001	3,976,357	1,714,394	3,040,890	4,892,395	7,017,247
10% or less	1,019,361	1,141,958	314,941	-	1,334,302	1,141,958
Total	$224,258,534	$223,984,194	$15,572,913	$18,329,934	$239,831,447	$242,314,128

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

The outstanding principal balance of mortgage loans, by state, as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
Alabama	$516,657	0.22%	$1,631,291	0.67%
Arizona	2,564,148	1.07%	1,095,402	0.45%
Arkansas	792,495	0.33%	736,037	0.30%
California	15,612,618	6.51%	13,811,582	5.70%
Colorado	1,420,410	0.59%	1,536,180	0.63%
Connecticut	1,301,749	0.54%	2,882,731	1.19%
Delaware	360,334	0.15%	155,840	0.06%
District of Columbia	53,031	0.02%	53,653	0.02%
Florida	88,891,627	37.07%	94,748,560	39.11%
Georgia	6,302,274	2.63%	7,314,430	3.02%
Hawaii	473,360	0.20%	-	0.00%
Idaho	115,286	0.05%	-	0.00%
Illinois	2,562,076	1.07%	2,634,689	1.09%
Indiana	622,476	0.26%	335,817	0.14%
Kansas	153,307	0.06%	251,815	0.10%
Kentucky	192,485	0.08%	-	0.00%
Louisiana	177,027	0.07%	189,335	0.08%
Maine	118,911	0.05%	200,056	0.08%
Maryland	1,357,240	0.57%	1,285,510	0.53%
Massachusetts	1,858,981	0.78%	2,580,335	1.06%
Michigan	591,204	0.25%	363,570	0.15%
Minnesota	908,114	0.38%	922,025	0.38%
Mississippi	54,560	0.02%	-	0.00%
Missouri	4,233,592	1.77%	3,505,416	1.45%
Nevada	696,957	0.29%	469,713	0.19%
New Jersey	12,610,602	5.26%	15,465,715	6.38%
New Mexico	79,122	0.03%	79,815	0.03%
New York	28,845,873	12.03%	24,960,742	10.30%
North Carolina	4,250,466	1.77%	5,975,930	2.47%
Ohio	10,048,860	4.19%	8,230,523	3.40%
Oklahoma	438,268	0.18%	739,753	0.31%
Oregon	648,535	0.27%	459,193	0.19%
Pennsylvania	1,904,171	0.79%	1,477,938	0.61%
Rhode Island	232,866	0.10%	235,713	0.10%
South Carolina	1,227,942	0.51%	682,167	0.28%
Tennessee	3,863,355	1.61%	1,865,345	0.77%
Texas	40,130,295	16.73%	43,134,683	17.80%
Utah	409,443	0.17%	134,668	0.06%
Vermont	200,295	0.08%	208,045	0.09%
Virginia	2,307,904	0.96%	2,013,668	0.83%
Washington	1,320,541	0.55%	517,963	0.21%
Wisconsin	499,987	0.21%	502,127	0.21%
West Virginia	46,105	0.02%	46,601	0.02%
Mortgage loan allowance	(1,164,102)	-0.49%	(1,120,448)	-0.46%
	$239,831,447	100%	$242,314,128	100%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale. During 2022, the Company did not foreclose on residential mortgage loans of real estate.

The principal balances of the 1,870 residential mortgage loans owned by the Company as of December 31, 2023 that aggregated to $224,258,534 ranged from a low of $286 to a high of $1,650,000 and the interest rates ranged from 3.43% to 16.00%. The principal balances of the 37 commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2023 that aggregated to $15,572,913 ranged from a low of $14,478 to a high of $1,493,157 and the interest rates ranged from 5.50% to 10.51%.

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

There were 18 mortgage loans with a remaining principal balance of $6,043,282 that were more than 90 days past due as of December 31, 2023. There were six mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,129,576 as of December 31, 2023.

There were 17 mortgage loans with a remaining principal balance of $4,134,266 that were more than 90 days past due as of December 31, 2022. There were six mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,155,566 as of December 31, 2022.

There are allowances for losses on mortgage loans of $1,164,102 and $1,120,448 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, $890,915 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2022, $753,648 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

Investment real estate

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

During 2022, the Company sold investment real estate property with an aggregate carrying value of $147,909. The Company recorded a gross realized investment gain on sale of $52,171 based on an aggregate sales price of $200,080.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

The Company’s investment real estate as of December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	764,967	-
Total investment in real estate	$1,305,403	$540,436

Other Long-Term Investments

The Company’s investment in lottery prize cash flows was $61,487,939 and $67,500,783 as of December 31, 2023 and 2022, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2023 are summarized as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$13,606,873	$13,827,135
Due in one year through five years	32,445,768	34,786,621
Due after five years through ten years	10,536,206	12,493,922
Due after ten years	4,899,092	6,916,039
	$61,487,939	$68,023,717

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023		December 31, 2022
	Amount	Percentage	Amount	Percentage
Arizona	$301,299	0.49%	$343,698	0.51%
California	7,327,724	11.92%	7,891,340	11.69%
Connecticut	2,285,266	3.72%	2,334,369	3.46%
Florida	529,803	0.86%	851,727	1.26%
Georgia	3,947,186	6.42%	5,249,187	7.78%
Illinois	2,587,537	4.21%	1,422,002	2.11%
Indiana	4,229,571	6.88%	4,852,536	7.19%
Maine	-	0.00%	40,686	0.06%
Massachusetts	13,632,982	22.17%	14,736,084	21.83%
Michigan	190,457	0.31%	210,900	0.31%
Missouri	62,782	0.10%	73,107	0.11%
New Jersey	68,823	0.11%	99,031	0.15%
New York	19,004,811	30.90%	20,785,835	30.78%
Ohio	3,755,995	6.11%	4,092,128	6.06%
Oregon	29,272	0.05%	42,158	0.06%
Pennsylvania	935,798	1.52%	1,522,210	2.26%
Texas	1,774,744	2.89%	1,997,313	2.96%
Virginia	17,774	0.03%	33,506	0.05%
Vermont	550,235	0.89%	658,585	0.98%
Washington	255,880	0.42%	264,381	0.39%
	$61,487,939	100.00%	$67,500,783	100.00%

Major categories of net investment income for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	2023	2022

Fixed maturity securities	$6,550,360	$7,061,501
Equity securities	118,780	211,290
Other long-term investments	4,948,734	4,975,205
Mortgage loans	19,678,014	16,850,320
Policy loans	240,385	194,814
Short-term and other investments	2,600,099	243,315
Gross investment income	34,136,372	29,536,445
Investment expenses	(2,481,051)	(3,315,273)
Net investment income	$31,655,321	$26,221,172

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2023
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,798,284	$-	$3,798,284
States and political subdivisions	-	9,531,870	-	9,531,870
U.S. government agency mortgage backed securities	-	10,306,464	-	10,306,464
Commercial mortgage-backed securities	-	8,471,538	-	8,471,538
Residential mortgage-backed securities	-	14,314	-	14,314
Corporate bonds	-	79,341,307	-	79,341,307
Asset-backed securities	-	11,492,496	-	11,492,496
Exchange traded securities	-	476,000	-	476,000
Foreign bonds	-	25,212,675	-	25,212,675
Redeemable preferred securities	-	1,056,000	-	1,056,000
Total fixed maturity securities	$-	$149,700,948	$-	$149,700,948
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$51,651,259	$-	$51,651,259
Equity securities
Mutual funds	$-	$50,226	$-	$50,226
Corporate common stock	304,064	-	65,240	369,304
Total equity securities	$304,064	$50,226	$65,240	$419,530

	December 31, 2022
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$2,054,565	$-	$2,054,565
States and political subdivisions	-	4,560,321	-	4,560,321
Commercial mortgage-backed securities	-	8,333,638	-	8,333,638
Residential mortgage-backed securities	-	15,250	-	15,250
Corporate bonds	-	78,112,137	-	78,112,137
Asset-backed securities	-	7,999,429	-	7,999,429
Exchange traded securities	-	467,200	-	467,200
Foreign bonds	-	23,770,080	-	23,770,080
Redeemable preferred securities	-	1,101,200	-	1,101,200
Certificate of deposit	-	199,070	-	199,070
Total fixed maturity securities	$-	$126,612,890	$-	$126,612,890
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$56,209,040	$-	$56,209,040
Equity securities
Mutual funds	$-	$47,910	$-	$47,910
Corporate common stock	297,727	-	53,996	351,723
Total equity securities	$297,727	$47,910	$53,996	$399,633

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

3. Fair Value Measurements (continued)

As of December 31, 2023 and 2022, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022

Beginning balance	$53,996	$63,423
Joint venture net income	130,550	215,470
Joint venture distribution	(119,306)	(216,897)
Net realized investment losses	-	(8,000)
Ending balance	$65,240	$53,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2023 and 2022, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2023
Financial assets
Mortgage loans on real estate
Commercial	$15,572,913	$14,803,724	$-	$-	$14,803,724
Residential	224,258,534	196,514,414	-	-	196,514,414
Policy loans	3,474,116	3,474,116	-	-	3,474,116
Short-term investments	298,257	298,257	298,257	-	-
Other long-term investments	61,487,939	68,023,717	-	-	68,023,717
Cash and cash equivalents	33,839,741	33,839,741	33,839,741	-	-
Accrued investment income	6,214,459	6,214,459	-	-	6,214,459
Total financial assets	$345,145,959	$323,168,428	$34,137,998	$-	$289,030,430
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,714,891	$27,714,891	$-	$-	$27,714,891
Less unearned interest on mortgage loans	133,010	133,010	-	-	133,010
Cash and cash equivalents	711,733	711,733	711,733	-	-
Total financial assets held in trust under coinsurance agreement	$28,293,614	$28,293,614	$711,733	$-	$27,581,881
Financial liabilities
Policyholders' account balances	$391,247,676	$344,806,580	$-	$-	$344,806,580
Policy claims	2,410,243	2,410,243	-	-	2,410,243
Total financial liabilities	$393,657,919	$347,216,823	$-	$-	$347,216,823

	December 31, 2022
Financial assets
Mortgage loans on real estate
Commercial	$18,329,934	$17,393,284	$-	$-	$17,393,284
Residential	223,984,194	202,476,647	-	-	202,476,647
Policy loans	2,840,887	2,840,887	-	-	2,840,887
Short-term investments	1,860,578	1,860,578	1,860,578	-	-
Other long-term investments	67,500,783	74,155,822	-	-	74,155,822
Cash and cash equivalents	33,542,725	33,542,725	33,542,725	-	-
Accrued investment income	5,580,175	5,580,175	-	-	5,580,175
Total financial assets	$353,639,276	$337,850,118	$35,403,303	$-	$302,446,815
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$31,076,883	$31,076,883	$-	$-	$31,076,883
Less unearned interest on mortgage loans	48,308	48,308	-	-	48,308
Short-term investments	982,404	982,404	982,404	-	-
Cash and cash equivalents	3,813,750	3,813,750	3,813,750	-	-
Total financial assets held in trust under coinsurance agreement	$35,824,729	$35,824,729	$4,796,154	$-	$31,028,575
Financial liabilities
Policyholders' account balances	$391,359,944	$359,044,740	$-	$-	$359,044,740
Policy claims	2,541,088	2,541,088	-	-	2,541,088
Total financial liabilities	$393,901,032	$361,585,828	$-	$-	$361,585,828

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate as of December 31, 2023 and 2022.

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2023 and 2022, these required deposits had amortized costs that totaled $4,609,927 and $4,634,898, respectively. As of December 31, 2023 and 2022, these required deposits had fair values that totaled $4,596,130 and $4,590,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2023, $890,915 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2023, $850,039 of that escrow amount is available to the Company as additional collateral on $4,487,715 of advances to the loan originator. The remaining December 31, 2023 escrow amount of $40,876 is available to the Company as additional collateral on its investment of $8,175,212 in mortgage loans on real estate. In addition, the Company has an additional $1,164,102 allowance for possible loan losses in the remaining $231,656,235 of investments in mortgage loans on real estate as of December 31, 2023.

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

As of December 31, 2023, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $960,000 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2023 and 2022 are summarized as follows (excluding $8,175,212 and $19,344,898 of mortgage loans on real estate as of December 31, 2023 and 2022, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2023	2022	2023	2022	2023	2022
Allowance, beginning	$1,030,424	$675,162	$90,024	$31,357	$1,120,448	$706,519
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	55,495	355,262	(11,841)	58,667	43,654	413,929
Allowance, ending	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$216,097,800	$205,054,480	$15,558,435	$17,914,750	$231,656,235	$222,969,230

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Balance, beginning of year	$56,183,785	$49,717,323
Capitalization of commissions, sales and issue expenses	13,476,834	13,734,859
Amortization	(8,863,514)	(7,280,457)
Deferred acquisition costs allocated to investments	(1,997)	12,060
Balance, end of year	$60,795,108	$56,183,785

7. Federal Income Taxes

FTFC filed 2022 and 2021 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC since all companies had been members of a consolidated group for over five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2023 and 2022, respectively, is summarized as follows:

	Years Ended December 31,
	2023	2022
Expected tax expense	$2,113,114	$1,673,837
Future policy benefits	116,934	(45,901)
Non taxable international losses	44,775	35,331
Adjustment of prior years' taxes	36,495	(77,434)
Capital gains taxes	28,398	100,366
Net operating losses	-	78,242
Difference in book versus tax basis of available-for-sale securities	(3,341)	(31,897)
Unearned investment income	(23,446)	110,215
Premium amortization	(47,081)	(65,439)
Reinsurance recoverable (payable)	(158,863)	20,273
Other	40,102	(11,644)
Total income tax expense	$2,147,087	$1,785,949

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Deferred tax liabilities:
Deferred policy acquisition costs	$10,880,652	$10,001,063
Value of insurance business acquired	793,244	850,102
Other liabilities	290,470	512,499
Reinsurance recoverable	260,169	237,092
Due premiums	104,257	85,369
Investment real estate	23,425	23,425
Available-for-sale fixed maturity securities	-	16,520
Available-for-sale fixed equity securities	2,734	917
Other	12	60
Total deferred tax liabilities	12,354,963	11,727,047
Deferred tax assets:
Policyholders' account balances and future policy benefits	$5,027,661	$4,408,278
Net unrealized investment losses	2,562,880	3,806,498
Mortgage loans	241,819	232,646
Agents' balances	185,954	217,718
Cash equivalents	-	206,305
Net operating loss carryforward	-	157,094
Available-for-sale fixed maturity securities	76,016	-
Unearned investment income	24,186	12,293
Dividend liability	8,258	8,804
Total deferred tax assets	8,126,774	9,049,636
Net deferred tax liabilities	$4,228,189	$2,677,411

FTFC, TLIC, FBLIC and TMC have no remaining net operating loss carryforwards as of December 31, 2023. During 2023, FTFC utilized its remaining $748,067 net operating loss carryforwards existing as of January 1, 2023 to offset 2023 federal taxable income. During 2022, FTFC utilized $1,822,633 of its net operating loss carryforward existing as of January 1, 2022 to offset 2022 federal taxable income. During 2022, TLIC utilized its remaining $685,110 net operating loss carryforwards existing as of December 31, 2022.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2020 through 2023 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

8. Reinsurance

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2023 and 2022 are summarized as follows:

	2023	2022
Premiums assumed	$9,272,154	$6,338,775
Commissions and expense allowances assumed	3,652,842	2,903,368
Benefits assumed	229,729	81,512
Reserve credits assumed	14,087,640	8,924,307
In force amount assumed	249,019,338	229,765,011

Premiums ceded	532,288	1,054,085
Commissions and expense allowances ceded	11,180	21,715
Benefits ceded	5,070,456	5,009,861
Reserve credits ceded	92,309,889	109,521,784
In force amount ceded	64,278,984	63,424,357

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
December 31, 2023 and 2022

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

9. Leases

The Company leases 7,302 square feet of office space in Tulsa, Oklahoma. The lease began on October 1, 2015 and ended on September 30, 2020. The Company signed an amended lease agreement effective August 1, 2020 and ending on September 30, 2027. The amended lease agreement provides for the expansion of the existing premises from 6,769 square feet to 7,302 square feet. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $111,755 and $105,494 for the years ended December 31, 2023 and 2022, respectively.

In accordance with the current lease, the Company was provided an allowance of $54,152 for leasehold improvements. For the amended lease, the Company was provided allowance of $77,000 for leasehold improvements. The leasehold improvement allowance is amortized over the non-cancellable lease term and reduced rent expense by $11,000 for the years ended December 31, 2023 and 2022. The future minimum lease payments to be paid under the non-cancellable lease agreement are $120,720, $123,130, $125,576 and $95,620 for the years 2024, 2025, 2026 and 2027, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

10. Shareholders’ Equity and Statutory Accounting Practices

FBLIC and TLIC are domiciled in Oklahoma and prepares their statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the OID. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

The statutory net income (loss) for TLIC amounted to ($249,030) and $2,765,732 for the years ended December 31, 2023 and 2022, respectively. The statutory capital and surplus of TLIC was $17,980,111 and $15,593,424 as of December 31, 2023 and 2022, respectively. The statutory net income for FBLIC amounted to $1,027,432 and $679,295 for the years ended December 31, 2023 and 2022, respectively. The statutory capital and surplus of FBLIC was $13,735,110 and $12,377,689 as of December 31, 2023 and 2022, respectively.

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Oklahoma Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $2,247,082 as of December 31, 2023. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,373,511 in 2024 without prior approval. In 2022, FBLIC paid a $3,200,000 dividend to TLIC, of which $1,495,631 was considered ordinary and $1,704,369 was considered extraordinary. Dividends paid by FBLIC to TLIC are eliminated in consolidation. TLIC has paid no dividends to FTFC. In 2022, TLIC returned $2,200,000 in capital to FTFC. This return of capital by TLIC to FTFC is eliminated in consolidation.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
	2023	2022
Revenues:
Life insurance operations	$46,859,649	$41,826,391
Annuity operations	24,531,347	21,351,816
Corporate operations	4,365,476	2,380,892
Total	$75,756,472	$65,559,099
Income before income taxes:
Life insurance operations	$3,463,203	$3,139,886
Annuity operations	3,453,174	3,028,852
Corporate operations	3,146,071	1,801,914
Total	$10,062,448	$7,970,652
Amortization expense:
Life insurance operations	$7,705,997	$6,417,370
Annuity operations	1,428,269	1,133,481
Total	$9,134,266	$7,550,851

	December 31,
	2023	2022
Assets:
Life insurance operations	$164,653,497	$149,949,283
Annuity operations	495,979,724	505,990,810
Corporate operations	11,388,314	9,923,944
Total	$672,021,535	$665,864,037

12. Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $26,017,084 as of December 31, 2023. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

The Company’s lottery prize receivables due from various states and the geographical distribution of the Company’s mortgage loans by state are summarized in Note 2.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

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

The third lawsuit, filed on November 7, 2018, involves an insurance holding company and its insurance subsidiaries as plaintiffs in the District Court of Travis County, Texas, entitled Citizens, Inc., CICA Life Ltd., and CICA Life Insurance Company of America, v. Randall H. Riley, Citizens American Life, LLC, Citizens American Life, Inc., Alexis Delgado, Carlos Landa, Enrique Ruiz, Johan Silva, Esperanza Delgado, Michael Buchweitz, Jonathan Pollio, Steven Rekedal, First Trinity Financial Corporation, Trinity American, Inc., and International Marketing Group S.A. LLC, defendants.  The plaintiffs claimed common law unfair competition, misappropriation of trade secrets under the Texas Uniform Trade Secrets Act and various breaches of and interference with contracts. Several of the individual defendants counterclaimed seeking damages for breach of contract based on commissions they were denied due to wrongful termination of their sales agreement by the plaintiffs. Trial of the case occurred from February 26, 2024 through March 8, 2024 and the defendants offered a vigorous defense.  In its verdict, delivered on March 8, 2024, the jury confirmed the Company’s position that the plaintiffs’ claims were without merit, found no liability on any cause of action against the Company and awarded no damages against any defendant.  In addition, the jury found the plaintiffs owed over $1.2 million to two individual defendants for wrongfully withheld sales commissions.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022 are summarized as follows:

	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Income (Loss)
	Year Ended December 31, 2023

Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	4,408,820	(1,578)	4,407,242
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(41,093)	-	(41,093)
Other comprehensive income	4,449,913	(1,578)	4,448,335
Balance as of December 31, 2023	$(9,643,766)	$2,458	$(9,641,308)

	Year Ended December 31, 2022

Balance as of January 1, 2022	$13,209,319	$(5,492)	$13,203,827
Other comprehensive loss before reclassifications, net of tax	(26,852,226)	9,528	(26,842,698)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	680,808	-	680,808
Other comprehensive loss	(27,533,034)	9,528	(27,523,506)
Balance as of December 31, 2022	$(14,323,715)	$4,036	$(14,319,679)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023 and 2022

14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2023 and 2022 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2023
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,580,785	$1,171,965	$4,408,820
Reclassification adjustment for net losses included in operation	(52,016)	(10,923)	(41,093)
Net unrealized gains on investments	5,632,801	1,182,888	4,449,913
Adjustment to deferred acquisition costs	(1,997)	(419)	(1,578)
Total other comprehensive income	$5,630,804	$1,182,469	$4,448,335

	Year Ended December 31, 2022
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(33,990,160)	$(7,137,934)	$(26,852,226)
Reclassification adjustment for net gains included in operation	861,782	180,974	680,808
Net unrealized losses on investments	(34,851,942)	(7,318,908)	(27,533,034)
Adjustment to deferred acquisition costs	12,060	2,532	9,528
Total other comprehensive loss	$(34,839,882)	$(7,316,376)	$(27,523,506)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income (loss) to the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2023	2022
Realized gains (losses) on sales of securities (a)	$(52,016)	$861,782
Income tax expense (benefit) (b)	(10,923)	180,974
Total reclassification adjustments	$(41,093)	$680,808

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2023.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2023.

Item 15. Exhibits

The exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021.

10.1	Amended and Restated Employment Agreement of Gregg E. Zahn, president, dated May 23, 2022, incorporated by reference as Exhibit 10.8 of the Company’s Current Report on Form 8-K filed May 25, 2022.

10.2	Amended and Restated Employment Agreement of Jeffrey J. Wood, dated March 18, 2019, incorporated by reference as Exhibit 10.28 of the Company’s Current Report on Form 8-K filed March 20, 2019.

10.3	2019 Long-Term Incentive Plan, incorporated by reference as Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

10.4

Share Acquisition Agreement by and among the Company and MTCP LLC, Brickell L+A Holdings LLC and Will Klein and Gerald Kohout as Shareholders’ Representatives dated April 24, 2023, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 26, 2023.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

EXHIBIT INDEX (continued)

Exhibit Number	Description of Exhibit

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

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

FIRST TRINITY FINANCIAL CORPORATION

Date: March 13, 2024	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date: March 13, 2024	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date: March 13, 2024
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date: March 13, 2024
William S. Lay, Director

By	/s/ Bill H. Hill	Date: March 13, 2024
Bill H. Hill, Director

By	/s/ Will W. Klein	Date: March 13, 2024
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date: March 13, 2024
Gerald J. Kohout, Director

By	/s/ Charles W. Owens	Date: March 13, 2024
Charles W. Owens, Director

By	/s/ George E. Peintner	Date: March 13, 2024
George E. Peintner, Director

By	/s/ Gary L. Sherrer	Date: March 13, 2024
Gary L. Sherrer, Director