Form 10-Q
period 2024-03-31
First Trinity Financial CORP
filed 2024-05-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2024

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2024, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2024

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,607,102 and $161,908,230 as of March 31, 2024 and December 31, 2023, respectively)	$149,703,695	$149,700,948
Equity securities at fair value (cost: $268,451 and $287,375 as of March 31, 2024 and December 31, 2023, respectively)	439,602	419,530
Mortgage loans on real estate	214,332,145	239,831,447
Investment real estate	1,455,774	1,305,403
Policy loans	3,523,881	3,474,116
Short-term investments	-	298,257
Other long-term investments	60,361,724	61,487,939
Total investments	429,816,821	456,517,640
Cash and cash equivalents	34,896,988	33,839,741
Accrued investment income	5,932,837	6,214,459
Recoverable from reinsurers	10,141,633	10,353,674
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $49,918,244 and $56,824,160 as of March 31, 2024 and December 31, 2023, respectively)	44,705,087	51,651,259
Mortgage loans on real estate	18,681,745	27,581,881
Payable for securities	(5,945)	(4,414)
Cash and cash equivalents	1,989,618	711,733
Total assets held in trust under coinsurance agreement	65,370,505	79,940,459
Agents' balances and due premiums	1,413,901	1,284,003
Deferred policy acquisition costs	61,394,593	60,795,108
Value of insurance business acquired	3,726,016	3,777,353
Other assets	18,682,087	19,299,098
Total assets	$631,375,381	$672,021,535
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$361,193,652	$391,247,676
Future policy benefits	126,197,182	123,729,530
Policy claims	2,108,130	2,410,243
Other policy liabilities	237,725	250,294
Total policy liabilities	489,736,689	517,637,743
Funds withheld under coinsurance agreement	59,523,100	77,257,253
Deferred federal income taxes	4,431,860	4,228,189
Other liabilities	12,423,387	8,882,142
Total liabilities	566,115,036	608,005,327
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 9,631,920 issued as of March 31, 2024 and December 31, 2023, 9,384,340 outstanding as of March 31, 2024 and December 31, 2023)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2024 and December 31, 2023)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of March 31, 2024 and December 31, 2023)	(893,947)	(893,947)
Accumulated other comprehensive loss	(10,191,324)	(9,641,308)
Accumulated earnings	32,580,263	30,786,110
Total shareholders' equity	65,260,345	64,016,208
Total liabilities and shareholders' equity	$631,375,381	$672,021,535

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$9,651,005	$9,108,309
Net investment income	7,957,877	7,627,816
Net realized investment gains (losses)	40,061	(31,451)
Service fees	247,682	982,848
Other income	645,583	419
Total revenues	18,542,208	17,687,941
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,581,015	3,287,664
Death benefits	3,510,753	3,953,162
Surrenders	577,357	432,866
Interest credited to policyholders	3,667,484	3,616,106
Dividend, endowment and supplementary life contract benefits	85,016	81,272
Total benefits and claims	10,421,625	11,371,070
Policy acquisition costs deferred	(2,925,293)	(3,735,611)
Amortization of deferred policy acquisition costs	2,325,711	2,021,411
Amortization of value of insurance business acquired	51,337	68,242
Commissions	2,781,727	3,560,008
Other underwriting, insurance and acquisition expenses	3,609,499	3,154,894
Total expenses	5,842,981	5,068,944
Total benefits, claims and expenses	16,264,606	16,440,014
Income before total federal income tax expense	2,277,602	1,247,927
Current federal income tax expense	133,572	145,873
Deferred federal income tax expense	349,877	86,958
Total federal income tax expense	483,449	232,831
Net income	$1,794,153	$1,015,096
Net income per common share
Class A common stock	$0.1895	$0.1072
Class B common stock	$0.1610	$0.0911

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,794,153	$1,015,096
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(697,823)	3,576,936
Less net realized investment losses having no credit losses	(1,698)	(18,322)
Net unrealized gains (losses)	(696,125)	3,595,258
Less adjustment to deferred acquisition costs	97	1,091
Other comprehensive income (loss) before income tax expense (benefit)	(696,222)	3,594,167
Income tax expense (benefit)	(146,206)	754,776
Total other comprehensive income (loss)	(550,016)	2,839,391
Total comprehensive income	$1,244,137	$3,854,487

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Loss	Earnings	Equity
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	1,015,096	1,015,096
Other comprehensive income	-	-	-	-	2,839,391	-	2,839,391
Balance as of March 31, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(11,250,252)	$23,885,845	$55,506,999

Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income:
Net income	-	-	-	-	-	1,794,153	1,794,153
Other comprehensive loss	-	-	-	-	(550,016)	-	(550,016)
Balance as of March 31, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,191,324)	$32,580,263	$65,260,345

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$1,794,153	$1,015,096
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(1,182,060)	(1,234,765)
Net realized investment (gains) losses	(40,061)	31,451
Amortization of policy acquisition cost	2,325,711	2,021,411
Policy acquisition cost deferred	(2,925,293)	(3,735,611)
Amortization of value of insurance business acquired	51,337	68,242
Allowance for mortgage loan losses	(112,141)	(34,282)
Provision for deferred federal income tax expense	349,877	86,958
Interest credited to policyholders	3,667,484	3,616,106
Change in assets and liabilities:
Accrued investment income	281,622	(297,762)
Recoverable from reinsurers	212,041	206,578
Assets held in trust under coinsurance agreement	15,583,777	1,813,341
Agents' balances and due premiums	(129,898)	(12,705)
Other assets	617,011	(1,393,604)
Future policy benefits	2,467,652	3,051,771
Policy claims	(302,113)	(234,022)
Other policy liabilities	(12,569)	95,007
Other liabilities (exclude change in payable for securities purchased of ($1,469) and $757,048 in 2024 and 2023, respectively)	3,542,714	(1,744,341)
Net cash provided by operating activities	26,189,244	3,318,869

Investing activities
Purchases of fixed maturity securities	(1,778,887)	(223,594)
Maturities of fixed maturity securities	500,000	355,000
Sales of fixed maturity securities	533,349	1,428,450
Purchases of equity securities	(13,040)	(27,056)
Joint venture distribution	31,964	23,567
Purchases of mortgage loans	(11,016,161)	(30,763,562)
Payments on mortgage loans	36,539,747	39,540,138
Purchases of other long-term investments	(1,636,177)	(5,444,219)
Payments on other long-term investments	3,929,669	3,710,613
Policy loans	(49,765)	(158,154)
Short-term investments	298,257	(216,152)
Net change in receivable and payable for securities sold and purchased	(1,469)	757,048
Net cash provided by investing activities	27,337,487	8,982,079

Financing activities
Policyholders' account deposits	7,327,231	32,853,989
Policyholders' account withdrawals	(59,796,715)	(23,365,092)
Net cash provided by (used in) financing activities	(52,469,484)	9,488,897

Increase in cash and cash equivalents	1,057,247	21,789,845
Cash and cash equivalents, beginning of period	33,839,741	33,542,725
Cash and cash equivalents, end of period	$34,896,988	$55,332,570

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2024, the Company foreclosed on residential mortgage loans of real estate totaling $150,371 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Three Months Ended
March 31, 2024
Reductions in mortgage loans due to foreclosure	$150,371
Investment real estate held-for-sale acquired through foreclosure	(150,371)
Net cash used in investing activities	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
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
March 31, 2024
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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2023.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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
March 31, 2024
(Unaudited)

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
March 31, 2024
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

Cybersecurity

The Company has established and continues to enhance its cybersecurity enterprise risk management program. The Company’s executive team meets formally at least monthly, and informally as needed, to set and maintain a strategy focused on achieving a high level of cybersecurity protection. The Company’s executive management team makes quarterly reports to the Company’s Board of Directors and Audit Committee.

The Company’s executive management team is enhanced by the inclusion of an information technology external consultant to advise the Company’s executive management team and to focus on developing and maintaining external and internal cybersecurity. Working with Company executives and staff, the information technology consultant advises and helps the Company implement its strategy with respect to:

●	Computer hardware and software,
●	Security access, logging and user termination,
●	In house and remote user access – user accounts, password protection, authentication, monitoring usage, intrusion detection, incident identification and related controls,
●	Encryption,
●	System change control,
●	Data back up and remote sites,
●	Data recovery,
●	And Disaster recovery

The Company also utilizes training to foster an environment of information security awareness, training and education. Beyond making employees aware of its cybersecurity risk management program, strategy and governance, this training also introduces all employees to many types of cybersecurity risks to introduce skepticism and enhance skills to identify and report potential situations encountered to the executive management team for further assessment.

Subsequent Events

In April 2024, FTFC received a federal income tax refund of $8,087,076 and interest of $602,307 from the Internal Revenue Service. This refund represents federal income tax withholdings in excess of the amounts of federal taxes that were due for the tax years 2020, 2021 and 2022.

Management has evaluated all events subsequent to March 31, 2024 through the date that these financial statements have been issued.

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
March 31, 2024
(Unaudited)

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted but not likely to be elected by the Company. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this March 31, 2024 Form 10-Q.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2024 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$5,587,705	$2,474	$17,279	$5,572,900
States and political subdivisions	9,760,532	84,415	413,413	9,431,534
U.S. government agency mortgage backed securities	9,868,837	67,432	10,709	9,925,560
Commercial mortgage-backed securities	10,635,235	-	1,841,977	8,793,258
Residential mortgage-backed securities	9,984	4,012	-	13,996
Corporate bonds	84,913,230	72,286	7,152,624	77,832,892
Asset-backed securities	12,572,492	15,619	904,269	11,683,842
Exchange traded securities	946,700	-	460,700	486,000
Foreign bonds	27,062,387	7,985	2,112,959	24,957,413
Redeemable preferred securities	1,250,000	-	243,700	1,006,300
Total fixed maturity securities	$162,607,102	$254,223	$13,157,630	$149,703,695
Fixed maturity securities held in trust under coinsurance agreement	$49,918,244	$28,027	$5,241,184	$44,705,087

	December 31, 2023
Fixed maturity securities
U.S. government and U.S. government agencies	$3,806,419	$14,360	$22,495	$3,798,284
States and political subdivisions	9,773,549	97,215	338,894	9,531,870
U.S. government agency mortgage backed securities	10,097,479	208,985	-	10,306,464
Commercial mortgage-backed securities	10,629,003	-	2,157,465	8,471,538
Residential mortgage-backed securities	9,986	4,328	-	14,314
Corporate bonds	85,901,454	65,239	6,625,386	79,341,307
Asset-backed securities	12,466,601	43,424	1,017,529	11,492,496
Exchange traded securities	882,631	-	406,631	476,000
Foreign bonds	27,091,108	24,186	1,902,619	25,212,675
Redeemable preferred securities	1,250,000	-	194,000	1,056,000
Total fixed maturity securities	$161,908,230	$457,737	$12,665,019	$149,700,948
Fixed maturity securities held in trust under coinsurance agreement	$56,824,160	$53,496	$5,226,397	$51,651,259

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2024 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$331,109	$2,209	2
States and political subdivisions	1,222,525	22,091	4
U.S. government agency mortgage backed securities	1,176,756	10,709	2
Corporate bonds	2,751,347	37,688	12
Foreign bonds	969,669	19,977	3
Redeemable preferred securities	682,500	67,500	2
Total less than 12 months in an unrealized loss position	7,133,906	160,174	25
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,884,332	15,070	3
States and political subdivisions	4,341,644	391,322	20
Commercial mortgage-backed securities	8,793,258	1,841,977	24
Corporate bonds	71,602,527	7,114,936	214
Asset-backed securities	7,591,372	904,269	21
Exchange traded securities	486,000	460,700	2
Foreign bonds	23,685,983	2,092,982	62
Redeemable preferred securities	323,800	176,200	2
Total more than 12 months in an unrealized loss position	118,708,916	12,997,456	348
Total fixed maturity securities in an unrealized loss position	$125,842,822	$13,157,630	373
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$2,302,290	$14,222	11
Total more than 12 months in an unrealized loss position	40,549,718	5,226,962	155
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$42,852,008	$5,241,184	166

	December 31, 2023
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$231,010	$100	1
States and political subdivisions	120,734	588	1
Corporate bonds	3,762,988	78,589	14
Foreign bonds	502,835	8,573	2
Total less than 12 months in an unrealized loss position	4,617,567	87,850	18
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,876,612	22,395	3
States and political subdivisions	4,411,017	338,306	21
Commercial mortgage-backed securities	8,471,538	2,157,465	24
Corporate bonds	72,550,042	6,546,797	214
Asset-backed securities	7,390,830	1,017,529	20
Exchange traded securities	476,000	406,631	2
Foreign bonds	23,164,587	1,894,046	61
Redeemable preferred securities	306,000	194,000	2
Total more than 12 months in an unrealized loss position	118,646,626	12,577,169	347
Total fixed maturity securities in an unrealized loss position	$123,264,193	$12,665,019	365
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$1,400,820	$5,810	7
Total more than 12 months in an unrealized loss position	47,082,945	5,220,587	180
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$48,483,765	$5,226,397	187

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

As of March 31, 2024, the Company held 373 available-for-sale fixed maturity securities with an unrealized loss of $13,157,630, fair value of $125,842,822 and amortized cost of $139,000,452. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2024. The ratio of the fair value to the amortized cost of these 373 securities is 91%.

As of December 31, 2023, the Company held 365 available-for-sale fixed maturity securities with an unrealized loss of $12,665,019, fair value of $123,264,193 and amortized cost of $135,929,212. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2023. The ratio of the fair value to the amortized cost of these 365 securities is 91%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the three months ended March 31, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023

Beginning balance	$(430,470)	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	-	(291,185)
Current estimate of credit losses	(57,095)	(139,285)
Ending balance	$(487,565)	$(430,470)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of March 31, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023
Unrealized depreciation on available-for-sale securities	$(12,903,407)	$(12,207,282)
Adjustment to deferred acquisition costs	2,997	3,094
Deferred income taxes	2,709,086	2,562,880
Net unrealized depreciation on available-for-sale securities	$(10,191,324)	$(9,641,308)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(5,213,157)	$(5,172,901)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $60,361,724 and $61,487,939 as of March 31, 2024 and December 31, 2023, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of March 31, 2024, by contractual maturity, are summarized as follows:

	March 31, 2024 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,109,890	$3,209,077	$13,828,003	$14,019,403
Due after one year through five years	38,108,325	36,333,894	31,517,089	33,570,252
Due after five years through ten years	21,569,511	20,276,208	10,066,463	11,764,302
Due after ten years	87,924,157	80,070,962	4,950,169	6,685,942
Due at multiple maturity dates	11,895,219	9,813,554	-	-
	$162,607,102	$149,703,695	$60,361,724	$66,039,899

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of March 31, 2024, by contractual maturity, are summarized as follows:

	March 31, 2024 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$883,635	$880,434
Due after one year through five years	22,330,916	21,799,964
Due after five years through ten years	6,780,603	6,623,565
Due after ten years	16,815,995	12,707,223
Due at multiple maturity dates	3,107,095	2,693,901
	$49,918,244	$44,705,087

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale and mortgage loans on real estate for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate
	2024	2023	2024	2023
Proceeds	$1,033,349	$1,783,450	$36,539,747	$-
Gross realized gains	374	15,899	59,858	-
Gross realized losses	(2,072)	(34,221)	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three months ended March 31, 2024 and 2023 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and mortgage loans on real estate for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(696,125)	$3,595,258
Fixed maturity securities held in trust under coinsurance agreement	(40,256)	1,057,780
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(1,698)	(18,322)
Fixed maturity securities credit losses	(57,095)	(6,923)
Equity securities, changes in fair value	38,996	(6,206)
Mortgage loans on real estate	59,858	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Fixed maturity securities	$1,762,025	$1,560,033
Equity securities	14,634	28,255
Other long-term investments	1,167,243	1,360,330
Mortgage loans	4,947,517	4,724,356
Policy loans	68,751	56,576
Short-term and other investments	472,439	494,678
Gross investment income	8,432,609	8,224,228
Investment expenses	(474,732)	(596,412)
Net investment income	$7,957,877	$7,627,816

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2024 and December 31, 2023, these required deposits, included in investment assets, had amortized costs that totaled $6,290,392 and $4,609,927, respectively. As of March 31, 2024 and December 31, 2023, these required deposits had fair values that totaled $6,267,556 and $4,596,130, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023
Residential mortgage loans	$200,685,200	$224,258,534
Commercial mortgage loans by property type
Agricultural	983,975	986,207
Apartment	2,790,336	3,108,829
Industrial	1,257,630	1,267,264
Lodging	24,517	24,727
Office building	5,318,269	5,652,487
Retail	3,272,218	4,533,399
Total commercial mortgage loans by property type	13,646,945	15,572,913
Total mortgage loans	$214,332,145	$239,831,447

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$18,681,745	$27,714,891
Less unearned interest on mortgage loans	-	133,010
Total mortgage loans held in trust under coinsurance agreement	$18,681,745	$27,581,881

There were 23 mortgage loans with a remaining principal balance of $7,589,422 that were more than 90 days past due as of March 31, 2024. There were 30 mortgage loans with a remaining principal balance of $6,404,793 that were more than 90 days past due as of March 31, 2023.

There were nine mortgage loans in default and in the foreclosure process with a remaining principal balance of $3,391,263 as of March 31, 2024. There were four mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,060,578 as of March 31, 2023.

The Company’s investment real estate as of March 31, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023
Land - held for investment	$540,436	$540,436
Residential real estate - held for sale	915,338	764,967
Total investment in real estate	$1,455,774	$1,305,403

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $409,436.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $150,371 and transferred those properties to investment real estate held for sale. During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred stocks.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2024 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$5,572,900	$-	$5,572,900
States and political subdivisions	-	9,431,534	-	9,431,534
U.S. government agency mortgage backed securities	-	9,925,560	-	9,925,560
Commercial mortgage-backed securities	-	8,793,258	-	8,793,258
Residential mortgage-backed securities	-	13,996	-	13,996
Corporate bonds	-	77,832,892	-	77,832,892
Asset-backed securities	-	11,683,842	-	11,683,842
Exchange traded securities	-	486,000	-	486,000
Foreign bonds	-	24,957,413	-	24,957,413
Redeemable preferred securities	-	1,006,300	-	1,006,300
Total fixed maturity securities	$-	$149,703,695	$-	$149,703,695
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$44,705,087	$-	$44,705,087
Equity securities
Mutual funds	$-	$52,661	$-	$52,661
Corporate common stock	340,625	-	46,316	386,941
Total equity securities	$340,625	$52,661	$46,316	$439,602

	December 31, 2023
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,798,284	$-	$3,798,284
States and political subdivisions	-	9,531,870	-	9,531,870
U.S. government agency mortgage backed securities	-	10,306,464	-	10,306,464
Commercial mortgage-backed securities	-	8,471,538	-	8,471,538
Residential mortgage-backed securities	-	14,314	-	14,314
Corporate bonds	-	79,341,307	-	79,341,307
Asset-backed securities	-	11,492,496	-	11,492,496
Exchange traded securities	-	476,000	-	476,000
Foreign bonds	-	25,212,675	-	25,212,675
Redeemable preferred securities	-	1,056,000	-	1,056,000
Total fixed maturity securities	$-	$149,700,948	$-	$149,700,948
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$51,651,259	$-	$51,651,259
Equity securities
Mutual funds	$-	$50,226	$-	$50,226
Corporate common stock	304,064	-	65,240	369,304
Total equity securities	$304,064	$50,226	$65,240	$419,530

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

3. Fair Value Measurements (continued)

As of March 31, 2024 and December 31, 2023, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred stocks.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	March 31, 2024	December 31, 2023

Beginning balance	$65,240	$53,996
Joint venture net income	13,040	130,550
Joint venture distribution	(31,964)	(119,306)
Ending balance	$46,316	$65,240

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and December 31, 2023 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2024 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$13,646,945	$12,797,976	$-	$-	$12,797,976
Residential	200,685,200	185,012,567	-	-	185,012,567
Policy loans	3,523,881	3,523,881	-	-	3,523,881
Other long-term investments	60,361,724	66,039,899	-	-	66,039,899
Cash and cash equivalents	34,896,988	34,896,988	34,896,988	-	-
Accrued investment income	5,932,837	5,932,837	-	-	5,932,837
Total financial assets	$319,047,575	$308,204,148	$34,896,988	$-	$273,307,160
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$18,681,745	$18,681,745	$-	$-	$18,681,745
Cash and cash equivalents	1,989,618	1,989,618	1,989,618	-	-
Total financial assets held in trust under coinsurance agreement	$20,671,363	$20,671,363	$1,989,618	$-	$18,681,745
Financial liabilities
Policyholders' account balances	$361,193,652	$312,787,161	$-	$-	$312,787,161
Policy claims	2,108,130	2,108,130	-	-	2,108,130
Total financial liabilities	$363,301,782	$314,895,291	$-	$-	$314,895,291

	December 31, 2023
Financial assets
Mortgage loans on real estate
Commercial	$15,572,913	$14,803,724	$-	$-	$14,803,724
Residential	224,258,534	196,514,414	-	-	196,514,414
Policy loans	3,474,116	3,474,116	-	-	3,474,116
Short-term investments	298,257	298,257	298,257	-	-
Other long-term investments	61,487,939	68,023,717	-	-	68,023,717
Cash and cash equivalents	33,839,741	33,839,741	33,839,741	-	-
Accrued investment income	6,214,459	6,214,459	-	-	6,214,459
Total financial assets	$345,145,959	$323,168,428	$34,137,998	$-	$289,030,430
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,714,891	$27,714,891	$-	$-	$27,714,891
Less unearned interest on mortgage loans	133,010	133,010	-	-	133,010
Cash and cash equivalents	711,733	711,733	711,733	-	-
Total financial assets held in trust under coinsurance agreement	$28,293,614	$28,293,614	$711,733	$-	$27,581,881
Financial liabilities
Policyholders' account balances	$391,247,676	$344,806,580	$-	$-	$344,806,580
Policy claims	2,410,243	2,410,243	-	-	2,410,243
Total financial liabilities	$393,657,919	$347,216,823	$-	$-	$347,216,823

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate as of March 31, 2024 and December 31, 2023.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Revenues:
Life insurance operations	$11,850,178	$10,825,816
Annuity operations	6,178,515	6,081,155
Corporate operations	513,515	780,970
Total	$18,542,208	$17,687,941
Income before federal income taxes:
Life insurance operations	$1,888,230	$(248,274)
Annuity operations	607,602	1,009,698
Corporate operations	(218,230)	486,503
Total	$2,277,602	$1,247,927
Depreciation and amortization expense:
Life insurance operations	$2,023,307	$1,756,514
Annuity operations	353,741	333,138
Total	$2,377,048	$2,089,652

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets:
Life insurance operations	$164,132,871	$164,653,497
Annuity operations	455,954,053	495,979,724
Corporate operations	11,288,457	11,388,314
Total	$631,375,381	$672,021,535

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2020 through 2022 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court once a trial date is set. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, 2024 and 2023 (Unaudited)
	Unrealized
	Appreciation		Accumulated
	(Depreciation) on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive loss before reclassifications, net of tax	(551,280)	(77)	(551,357)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(1,341)	-	(1,341)
Other comprehensive loss	(549,939)	(77)	(550,016)
Balance as of March 31, 2024	$(10,193,705)	$2,381	$(10,191,324)

Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	2,825,779	(862)	2,824,917
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(14,474)	-	(14,474)
Other comprehensive income	2,840,253	(862)	2,839,391
Balance as of March 31, 2023	$(11,253,426)	$3,174	$(11,250,252)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three months ended March 31, 2024 and 2023 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2024 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(697,823)	$(146,543)	$(551,280)
Reclassification adjustment for net losses included in operations having no credit losses	(1,698)	(357)	(1,341)
Net unrealized losses on investments	(696,125)	(146,186)	(549,939)
Adjustment to deferred acquisition costs	(97)	(20)	(77)
Total other comprehensive loss	$(696,222)	$(146,206)	$(550,016)

	Three Months Ended March 31, 2023 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$3,576,936	$751,157	$2,825,779
Reclassification adjustment for net losses included in operations having no credit losses	(18,322)	(3,848)	(14,474)
Net unrealized gains on investments	3,595,258	755,005	2,840,253
Adjustment to deferred acquisition costs	(1,091)	(229)	(862)
Total other comprehensive income	$3,594,167	$754,776	$2,839,391

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2024	2023
Realized losses on sales of securities (a)	$(1,698)	$(18,322)
Income tax benefit (b)	(357)	(3,848)
Total reclassification adjustments	$(1,341)	$(14,474)

(a) These items appear within net realized investment gains in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of March 31, 2024, $890,612 of independent residential mortgage loans on real estate are held in escrow by a third party loan originator for the benefit of the Company.   As of March 31, 2024, $865,652 of that escrow amount is available to the Company as additional collateral on $4,647,828 of advances to the loan originator. The remaining March 31, 2024 escrow amount of $24,960 is available to the Company as additional collateral on its investment of $4,991,969 in residential mortgage loans on real estate. In addition, the Company has an additional $1,051,961 allowance for possible loan losses in the remaining $209,340,176 of investments in mortgage loans on real estate as of March 31, 2024.

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

As of March 31, 2024, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2024 and 2023 are summarized as follows (excluding $4,991,969 and $17,356,264 of mortgage loans on real estate as of March 31, 2024 and 2023, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(102,463)	(33,500)	(9,678)	(782)	(112,141)	(34,282)
Allowance, ending	$983,456	$996,924	$68,505	$89,242	$1,051,961	$1,086,166

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$983,456	$996,924	$68,505	$89,242	$1,051,961	$1,086,166

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$195,707,709	$198,388,187	$13,632,467	$17,759,044	$209,340,176	$216,147,231

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Over 70% to 80%	$73,025,141	$75,718,654	$2,097,436	$2,099,950	$75,122,577	$77,818,604
Over 60% to 70%	55,686,948	65,525,308	1,490,792	2,958,186	57,177,740	68,483,494
Over 50% to 60%	30,806,282	38,548,660	1,335,086	1,809,817	32,141,368	40,358,477
Over 40% to 50%	21,636,683	22,283,148	2,774,305	2,394,557	24,410,988	24,677,705
Over 30% to 40%	10,298,868	10,056,308	3,788,819	3,817,212	14,087,687	13,873,520
Over 20% to 30%	5,486,674	7,929,094	463,473	463,856	5,950,147	8,392,950
Over 10% to 20%	3,035,340	3,178,001	1,697,034	1,714,394	4,732,374	4,892,395
10% or less	709,264	1,019,361	-	314,941	709,264	1,334,302
Total	$200,685,200	$224,258,534	$13,646,945	$15,572,913	$214,332,145	$239,831,447

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2023.

Cybersecurity

The Company has established and continues to enhance its cybersecurity enterprise risk management program. The Company’s executive team meets formally at least monthly, and informally as needed, to set and maintain a strategy focused on achieving a high level of cybersecurity protection. The Company’s executive management team makes quarterly reports to the Company’s Board of Directors and Audit Committee.

The Company’s executive management team is enhanced by the inclusion of an information technology external consultant to advise the Company’s executive management team and to focus on developing and maintaining external and internal cybersecurity. Working with Company executives and staff, the information technology consultant advises and helps the Company implement its strategy with respect to:

●	Computer hardware and software,
●	Security access, logging and user termination,
●	In house and remote user access – user accounts, password protection, authentication, monitoring usage, intrusion detection, incident identification and related controls,
●	Encryption,
●	System change control,
●	Data back up and remote sites,
●	Data recovery,
●	And Disaster recovery

The Company also utilizes training to foster an environment of information security awareness, training and education. Beyond making employees aware of its cybersecurity risk management program, strategy and governance, this training also introduces all employees to many types of cybersecurity risks to introduce skepticism and enhance skills to identify and report potential situations encountered to the executive management team for further assessment.

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted but not likely to be elected by the Company. With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, an insurance entity may elect to apply the amendments retrospectively as of the beginning of the earliest period presented. With respect to the market risk benefits, an insurance entity should apply the amendments retrospectively as of the beginning of the earliest period presented. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company anticipates adopting and disclosing this Update for year-end reporting in 2025.

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this March 31, 2024 Form 10-Q.

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

Please see Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2024 and 2023

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Premiums	$9,651,005	$9,108,309	$542,696
Net investment income	7,957,877	7,627,816	330,061
Net realized investment gains (losses)	40,061	(31,451)	71,512
Service fees	247,682	982,848	(735,166)
Other income	645,583	419	645,164
Total revenues	18,542,208	17,687,941	854,267
Benefits and claims	10,421,625	11,371,070	(949,445)
Expenses	5,842,981	5,068,944	774,037
Total benefits, claims and expenses	16,264,606	16,440,014	(175,408)
Income before federal income tax expense	2,277,602	1,247,927	1,029,675
Federal income tax expense	483,449	232,831	250,618
Net income	$1,794,153	$1,015,096	$779,057
Net income per common share
Class A common stock	$0.1895	$0.1072	$0.0823
Class B common stock	$0.1610	$0.0911	$0.0699

Consolidated Condensed Financial Position as of March 31, 2024 and December 31, 2023

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 to 2023

Investment assets	$429,816,821	$456,517,640	$(26,700,819)
Assets held in trust under coinsurance agreement	65,370,505	79,940,459	(14,569,954)
Other assets	136,188,055	135,563,436	624,619
Total assets	$631,375,381	$672,021,535	$(40,646,154)

Policy liabilities	$489,736,689	$517,637,743	$(27,901,054)
Funds withheld under coinsurance agreement	59,523,100	77,257,253	(17,734,153)
Deferred federal income taxes	4,431,860	4,228,189	203,671
Other liabilities	12,423,387	8,882,142	3,541,245
Total liabilities	566,115,036	608,005,327	(41,890,291)
Shareholders' equity	65,260,345	64,016,208	1,244,137
Total liabilities and shareholders' equity	$631,375,381	$672,021,535	$(40,646,154)

Shareholders' equity per common share
Class A common stock	$6.8911	$6.7597	$0.1314
Class B common stock	$5.8574	$5.7457	$0.1117

Results of Operations – Three Months Ended March 31, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Premiums	$9,651,005	$9,108,309	$542,696
Net investment income	7,957,877	7,627,816	330,061
Net realized investment gains (losses)	40,061	(31,451)	71,512
Service fees	247,682	982,848	(735,166)
Other income	645,583	419	645,164
Total revenues	$18,542,208	$17,687,941	$854,267

The $854,267 increase in total revenues for the three months ended March 31, 2024 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$789,553	$658,615	$130,938
Ordinary life renewal	1,683,381	1,339,413	343,968
Final expense first year	846,364	881,081	(34,717)
Final expense renewal	6,331,707	6,229,200	102,507
Total premiums	$9,651,005	$9,108,309	$542,696

The $542,696 increase in premiums for the three months ended March 31, 2024 is primarily due to a $343,968 increase in ordinary life renewal premiums, $130,938 increase in ordinary life first year premiums and a $102,507 increase in final expense renewals premiums that exceeded a $34,717 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$1,762,025	$1,560,033	$201,992
Preferred stock and equity securities	14,634	28,255	(13,621)
Other long-term investments	1,167,243	1,360,330	(193,087)
Mortgage loans	4,947,517	4,724,356	223,161
Policy loans	68,751	56,576	12,175
Short-term and other investments	472,439	494,678	(22,239)
Gross investment income	8,432,609	8,224,228	208,381
Investment expenses	(474,732)	(596,412)	(121,680)
Net investment income	$7,957,877	$7,627,816	$330,061

The $208,831 increase in gross investment income for the three months ended March 31, 2024 is primarily due to $223,161 increase in mortgage loans, $201,992 increase in fixed maturity securities that exceeded a $193,087 decrease in other long term investments.

The increase in mortgage loans investment income is primarily due to increased gross yields of 8.7% in 2024 compared to 7.9% in 2023. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $21.1 million since March 31, 2023. The decrease in other long-term investment income is primarily due to a decline in other long-term investments of $10.2 million since March 31, 2023.

The $121,680 decrease in investment expense for the quarter ended March 31, 2024 is primarily due to decreased mortgage loan costs.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, changes in fair value of equity securities and changes in estimate of credit losses. Our net realized investment gains for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$1,033,349	$1,783,450	$(750,101)
Amortized cost at sale date	1,035,047	1,801,772	(766,725)
Net realized losses	$(1,698)	$(18,322)	$16,624
Mortgage loans on real estate
Sales proceeds	$36,539,747	$-	$36,539,747
Cost at sale date	36,479,889	-	36,479,889
Net realized gains	$59,858	$-	$59,858
Equity securities, changes in fair value	$38,996	$(6,206)	$45,202
Changes in current estimate of credit losses	$(57,095)	$(6,923)	$(50,172)
Net realized investment gains (losses)	$40,061	$(31,451)	$71,512

Service Fees

The $735,166 decrease in service fees for the three months ended March 31, 2024 is primarily due to a decrease in fees from brokering mortgage loans to third parties.

Other Income

The $645,164 increase in other income is primarily due to interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$2,581,015	$3,287,664	$(706,649)
Death benefits	3,510,753	3,953,162	(442,409)
Surrenders	577,357	432,866	144,491
Interest credited to policyholders	3,667,484	3,616,106	51,378
Dividend, endowment and supplementary life contract benefits	85,016	81,272	3,744
Total benefits and claims	10,421,625	11,371,070	(949,445)
Expenses
Policy acquisition costs deferred	(2,925,293)	(3,735,611)	810,318
Amortization of deferred policy acquisition costs	2,325,711	2,021,411	304,300
Amortization of value of insurance business acquired	51,337	68,242	(16,905)
Commissions	2,781,727	3,560,008	(778,281)
Other underwriting, insurance and acquisition expenses	3,609,499	3,154,894	454,605
Total expenses	5,842,981	5,068,944	774,037
Total benefits, claims and expenses	$16,264,606	$16,440,014	$(175,408)

The $175,408 decrease in total benefits, claims and expenses for the three months ended March 31, 2024 is discussed below.

Benefits and Claims

The $949,445 decrease in benefits and claims for the three months ended March 31, 2024 is primarily due to the following:

●

$706,649 decrease in future policy benefits is primarily due to the reduction in the final expense renewal business retained, increased surrenders and the continued death benefits paid to policyholders.

●	$442,409 decrease in death benefits is primarily due to approximately $303,000 of decreased ordinary life benefits and $138,000 of decreased final expense benefits.

●	$144,491 increase in surrenders is based upon policyholder elections.

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

For the three months ended March 31, 2024 and 2023, capitalized costs were $2,925,293 and $3,735,611, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2024 and 2023 were $2,325,711 and $2,021,411, respectively.

The $810,318 decrease in the 2024 acquisition costs deferred primarily relates to decreased annuity production with a corresponding decrease in deferral of eligible annuity commissions. There was a $304,300 increase in the 2024 amortization of deferred acquisition costs primarily due to increased 2024 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $51,337 and $68,242 for the three months ended March 31, 2024 and 2023, respectively.

Commissions

Our commissions for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Annuity	$174,137	$1,081,284	$(907,147)
Ordinary life first year	835,904	665,440	170,464
Ordinary life renewal	191,862	141,145	50,717
Final expense first year	992,854	1,073,811	(80,957)
Final expense renewal	586,970	598,328	(11,358)
Total commissions	$2,781,727	$3,560,008	$(778,281)

The $778,281 decrease in commissions for the three months ended March 31, 2024 is primarily due to a $907,147 decrease annuity commissions (corresponding to $25,494,753 of decreased annuity deposits retained) and a $80,957 decrease in final expense first year commissions (corresponding to $34,717 decreased final expense first year premiums) that exceed a $170,464 increase ordinary life first year commissions (corresponding to $130,938 increased ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

There was a $454,605 increase in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2024 that is primarily due to increases in legal and consulting expenses.

Federal Income Taxes

FTFC filed its 2022 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2024 and 2023, current federal income tax expense was $133,572 and $145,873, respectively. For the three months ended March 31, 2024 and 2023, deferred federal income tax expense was $349,877 and $86,958, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended March 31, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2024, the net income allocated to the Class A shareholders of $1,777,872 is the total net income $1,794,153 less the net income allocated to the Class B shareholders $16,281. For the three months ended March 31, 2023, the net income allocated to the Class A shareholders of $1,005,885 is the total net income $1,015,096 less the net income allocated to the Class B shareholders $9,211.

The weighted average outstanding common shares basic for the three months ended March 31, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$11,850,178	$10,825,816	$1,024,362
Annuity operations	6,178,515	6,081,155	97,360
Corporate operations	513,515	780,970	(267,455)
Total	$18,542,208	$17,687,941	$854,267
Income before federal income taxes:
Life insurance operations	$1,888,230	$(248,274)	$2,136,504
Annuity operations	607,602	1,009,698	(402,096)
Corporate operations	(218,230)	486,503	(704,733)
Total	$2,277,602	$1,247,927	$1,029,675

The increases and decreases of revenues and profitability from our business segments for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$542,696	$-	$-	$542,696
Net investment income	391,667	(43,063)	(18,543)	330,061
Net realized investment gains	21,816	49,696	-	71,512
Service fees and other income	68,183	90,727	(248,912)	(90,002)
Total revenue	1,024,362	97,360	(267,455)	854,267

Benefits and claims
Increase in future policy benefits	(706,649)	-	-	(706,649)
Death benefits	(442,409)	-	-	(442,409)
Surrenders	144,491	-	-	144,491
Interest credited to policyholders	-	51,378	-	51,378
Dividend, endowment and supplementary life contract benefits	3,744	-	-	3,744
Total benefits and claims	(1,000,823)	51,378	-	(949,445)
Expenses
Policy acquisition costs deferred net of amortization	30,354	1,084,264	-	1,114,618
Amortization of value of insurance business acquired	(8,452)	(8,453)	-	(16,905)
Commissions	128,866	(907,147)	-	(778,281)
Other underwriting, insurance and acquisition expenses	(262,087)	279,414	437,278	454,605
Total expenses	(111,319)	448,078	437,278	774,037
Total benefits, claims and expenses	(1,112,142)	499,456	437,278	(175,408)
Income (loss) before federal income taxes (benefits)	$2,136,504	$(402,096)	$(704,733)	$1,029,675

Consolidated Financial Condition

Our invested assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $162,607,102 and $161,908,230 as of March 31, 2024 and December 31, 2023, respectively)	$149,703,695	$149,700,948	$2,747
Equity securities at fair value (cost: $268,451 and $287,375 as of March 31, 2024 and December 31, 2023, respectively)	439,602	419,530	20,072
Mortgage loans on real estate	214,332,145	239,831,447	(25,499,302)
Investment real estate	1,455,774	1,305,403	150,371
Policy loans	3,523,881	3,474,116	49,765
Short-term investments	-	298,257	(298,257)
Other long-term investments	60,361,724	61,487,939	(1,126,215)
Total investments	$429,816,821	$456,517,640	$(26,700,819)

The increases in fixed maturity available-for-sale securities for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$149,700,948	$126,612,890
Purchases	1,778,887	223,594
Unrealized appreciation (depreciation)	(696,125)	3,595,258
Net realized investment losses	(1,698)	(18,322)
Change in credit loss	(57,095)	(6,923)
Sales proceeds	(533,349)	(1,428,450)
Maturities	(500,000)	(355,000)
Accretion of discount (premium amortization)	12,127	(57,302)
Increase	2,747	1,952,855
Fixed maturity securities, available-for-sale, ending	$149,703,695	$128,565,745

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Loss”. The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred stocks.

The increase and decrease in equity securities for the three months ended March 31, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
	Amount	Amount
Equity securities, beginning	$419,530	$399,633
Purchases	13,040	27,056
Joint venture distributions	(31,964)	(23,567)
Net realized investment gains (losses), changes in fair value	38,996	(6,206)
Increase (decrease)	20,072	(2,717)
Equity securities, ending	$439,602	$396,916

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decreases in mortgage loans on real estate for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
	Amount	Amount
Mortgage loans on real estate, beginning	$239,831,447	$242,314,128
Purchases	11,016,161	30,763,562
Accretion of discount (premium amortization)	2,656	(68,339)
Net realized investment gains	59,858	-
Payments	(36,539,747)	(39,540,138)
Foreclosed - transferred to real estate	(150,371)	-
Decrease in allowance for bad debts	112,141	34,282
Decrease	(25,499,302)	(8,810,633)
Mortgage loans on real estate, ending	$214,332,145	$233,503,495

The increase in investment real estate for the three months ended March 31, 2024 is summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Investment real estate, beginning	$1,305,403	$540,436
Real estate acquired through mortgage loan foreclosure	150,371	-
Increase	150,371	-
Investment real estate, ending	$1,455,774	$540,436

The increase and decrease in other long-term investments (composed of lottery receivables) for the three months ended March 31, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
	Amount	Amount
Other long-term investments, beginning	$61,487,939	$67,500,783
Purchases	1,636,177	5,444,219
Accretion of discount	1,167,277	1,360,406
Payments	(3,929,669)	(3,710,613)
Increase (decrease)	(1,126,215)	3,094,012
Other long-term investments, ending	$60,361,724	$70,594,795

Our assets other than invested assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023

Cash and cash equivalents	$34,896,988	$33,839,741	$1,057,247
Accrued investment income	5,932,837	6,214,459	(281,622)
Recoverable from reinsurers	10,141,633	10,353,674	(212,041)
Assets held in trust under coinsurance agreement	65,370,505	79,940,459	(14,569,954)
Agents' balances and due premiums	1,413,901	1,284,003	129,898
Deferred policy acquisition costs	61,394,593	60,795,108	599,485
Value of insurance business acquired	3,726,016	3,777,353	(51,337)
Other assets	18,682,087	19,299,098	(617,011)
Assets other than investment assets	$201,558,560	$215,503,895	$(13,945,335)

The $1,057,247 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $14,569,954 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increases in deferred policy acquisition costs for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
Balance, beginning of year	$60,795,108	$56,183,785
Capitalization of commissions, sales and issue expenses	2,925,293	3,735,611
Amortization	(2,325,711)	(2,021,411)
Deferred acquisition costs allocated to investments	(97)	(1,091)
Increase	599,485	1,713,109
Balance, end of year	$61,394,593	$57,896,894

Our other assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023
Federal and state income taxes recoverable	$11,735,796	$10,845,790	$890,006
Advances to mortgage loan originator	4,647,828	4,487,715	160,113
Guaranty funds	718,185	723,767	(5,582)
Other receivables	639,860	18,682	621,178
Accrued management fee	381,890	345,148	36,742
Lease asset - right to use	344,500	369,107	(24,607)
Prepaid assets and deposits	133,188	141,172	(7,984)
Notes receivable	41,828	44,319	(2,491)
Receivables from lottery vendor	39,012	278,207	(239,195)
Advances to an independently owned investment firm	-	2,045,191	(2,045,191)
Total other assets	$18,682,087	$19,299,098	$(617,011)

There was a $2,045,191 decrease in advances to an independently owned investment firm due to the full repayment of a promissory note.

There was a $239,195 decrease in receivables from a lottery vendor.

There was a $160,113 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

The $621,178 increase in other receivables is primarily due to interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

There was a $890,006 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

Our liabilities as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023

Policy liabilities
Policyholders' account balances	$361,193,652	$391,247,676	$(30,054,024)
Future policy benefits	126,197,182	123,729,530	2,467,652
Policy claims	2,108,130	2,410,243	(302,113)
Other policy liabilities	237,725	250,294	(12,569)
Total policy liabilities	489,736,689	517,637,743	(27,901,054)
Funds withheld under coinsurance agreement	59,523,100	77,257,253	(17,734,153)
Deferred federal income taxes	4,431,860	4,228,189	203,671
Other liabilities	12,423,387	8,882,142	3,541,245
Total liabilities	$566,115,036	$608,005,327	$(41,890,291)

The increase and decrease in policyholders’ account balances for the three months ended March 31, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2024	2023
	Amount	Amount
Policyholders' account balances, beginning	$391,247,676	$391,359,944
Deposits	7,327,231	32,853,989
Withdrawals	(59,796,715)	(23,365,092)
Change in funds withheld under coinsurance agreement	18,747,976	3,494,527
Interest credited	3,667,484	3,616,106
Increase (decrease)	(30,054,024)	16,599,530
Policyholders' account balances, ending	$361,193,652	$407,959,474

The $2,467,652 increase in future policy benefits during the three months ended March 31, 2024 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $203,671 increase in deferred federal income taxes during the three months ended March 31, 2024 was due to $349,877 of operating deferred federal tax and $146,206 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale.

The $17,734,153 decrease in funds withheld under coinsurance agreement is due to significant 2024 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023
Suspense accounts payable	$5,890,621	$800,262	$5,090,359
Mortgage loans suspense	3,821,841	5,841,113	(2,019,272)
Guaranty fund assessments	713,000	713,000	-
Accrued expenses payable	610,000	696,000	(86,000)
Unclaimed funds	587,501	488,492	99,009
Accounts payable	513,962	53,804	460,158
Lease liability	344,500	369,107	(24,607)
Unearned investment income	121,753	115,166	6,587
Deferred revenue	38,500	41,250	(2,750)
Payable for securities purchased	5,613	7,082	(1,469)
Other payables, withholdings and escrows	(223,904)	(243,134)	19,230
Total other liabilities	$12,423,387	$8,882,142	$3,541,245

The $5,090,359 increase in suspense accounts payable is due to increased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in mortgage loan suspense of $2,019,272 is primarily due to timing of principal loan payments on mortgage loans.

The increase in accounts payable of $460,158 is primarily due to the timing of legal payments.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2024, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2024, we had cash and cash equivalents totaling $34,896,988. As of March 31, 2024, cash and cash equivalents of $18,391,220 and $9,317,233, respectively, totaling $27,708,453 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $2,247,082 as of December 31, 2023. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,373,511 in 2024 without prior approval. FBLIC has paid no dividends to TLIC in 2024 and 2023. TLIC has paid no dividends to FTFC in 2024 and 2023.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $33,187,926 and $26,017,084 as of March 31, 2024 and December 31, 2023, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Net cash provided by operating activities	$26,189,244	$3,318,869	$22,870,375
Net cash provided by investing activities	27,337,487	8,982,079	18,355,408
Net cash provided by (used in) financing activities	(52,469,484)	9,488,897	(61,958,381)
Increase in cash and cash equivalents	1,057,247	21,789,845	(20,732,598)
Cash and cash equivalents, beginning of period	33,839,741	33,542,725	297,016
Cash and cash equivalents, end of period	$34,896,988	$55,332,570	$(20,435,582)

The cash provided by operating activities for the three months ended March 31, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2024	2023	2024 less 2023
Premiums collected	$9,424,586	$8,983,396	$441,190
Net investment income collected	7,064,027	6,095,077	968,950
Service fees and other income collected	856,523	983,267	(126,744)
Death benefits paid	(3,600,825)	(3,980,606)	379,781
Surrenders paid	(577,357)	(432,866)	(144,491)
Dividends and endowments paid	(84,768)	(81,947)	(2,821)
Commissions paid	(2,933,916)	(3,588,011)	654,095
Other underwriting, insurance and acquisition expenses paid	(3,818,239)	(3,274,819)	(543,420)
Taxes paid	(1,023,579)	(1,078,408)	54,829
Decreased funds under coinsurance agreement	15,583,778	1,813,339	13,770,439
(Increased) decreased mortgage loan suspense	(2,019,273)	2,426,119	(4,445,392)
Decreased advances to independently owned investment firm	2,045,191	-	2,045,191
Decreased advances to investment vendor	220,323	-	220,323
Increased advances to mortgage loan originator	(160,113)	(459,937)	299,824
Increased (Decreased) deposits of pending policy applications	5,090,359	(4,085,735)	9,176,094
Other	122,527	-	122,527
Cash provided by operating activities	$26,189,244	$3,318,869	$22,870,375

Please see the statements of cash flows for the three months ended March 31, 2024 and 2023 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2024	December 31, 2023	2024 less 2023

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 9,631,920 issued as of March 31, 2024 and December 31, 2023, 9,384,340 outstanding as of March 31, 2024 and December 31, 2023)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2024 and December 31, 2023)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of March 31, 2024 and December 31, 2023)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(10,191,324)	(9,641,308)	(550,016)
Accumulated earnings	32,580,263	30,786,110	1,794,153
Total shareholders' equity	$65,260,345	$64,016,208	$1,244,137

The increase in shareholders’ equity of $1,244,137 for the three months ended March 31, 2024 is due to $1,794,153 in net income and a $550,016 decrease in accumulated other comprehensive loss.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2024 or 2023. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of ($12,903,407) and ($12,207,282) as of March 31, 2024 and December 31, 2023, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $697,823 in unrealized losses arising for the three months ended March 31, 2024 has been impacted by 2024 net realized investment losses of $1,698 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $696,125.

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

As of March 31, 2024, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court once a trial date is set. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there were no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

May 14, 2024	By	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2024	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer