Form 10-Q
period 2024-06-30
First Trinity Financial CORP
filed 2024-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2024, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2024

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of June 30, 2024 (Unaudited) and December 31, 2023	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4. Controls and Procedures	65

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	67

Item 6. Exhibits	67

Signatures	68

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $165,509,608 and $161,908,230 as of June 30, 2024 and December 31, 2023, respectively)	$151,753,077	$149,700,948
Equity securities at fair value (cost: $279,508 and $287,375 as of June 30, 2024 and December 31, 2023, respectively)	447,028	419,530
Mortgage loans on real estate	203,916,971	239,831,447
Investment real estate	1,739,048	1,305,403
Policy loans	3,742,282	3,474,116
Short-term investments	-	298,257
Other long-term investments	60,810,561	61,487,939
Total investments	422,408,967	456,517,640
Cash and cash equivalents	61,812,030	33,839,741
Accrued investment income	5,599,372	6,214,459
Recoverable from reinsurers	10,085,589	10,353,674
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $29,585,588 and $56,824,160 as of June 30, 2024 and December 31, 2023, respectively)	24,496,982	51,651,259
Mortgage loans on real estate	16,721,330	27,581,881
Payable for securities	(8,454)	(4,414)
Cash and cash equivalents	143,740	711,733
Total assets held in trust under coinsurance agreement	41,353,598	79,940,459
Agents' balances and due premiums	1,455,189	1,284,003
Deferred policy acquisition costs	63,065,004	60,795,108
Value of insurance business acquired	3,682,177	3,777,353
Other assets	10,669,295	19,299,098
Total assets	$620,131,221	$672,021,535
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$361,873,240	$391,247,676
Future policy benefits	129,982,551	123,729,530
Policy claims	2,467,191	2,410,243
Other policy liabilities	307,688	250,294
Total policy liabilities	494,630,670	517,637,743
Funds withheld under coinsurance agreement	37,035,560	77,257,253
Deferred federal income taxes	4,387,671	4,228,189
Other liabilities	18,100,812	8,882,142
Total liabilities	554,154,713	608,005,327
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2024 and December 31, 2023, 9,631,920 issued as of June 30, 2024 and December 31, 2023, 9,384,340 outstanding as of June 30, 2024 and December 31, 2023)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2024 and December 31, 2023)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of June 30, 2024 and December 31, 2023)	(893,947)	(893,947)
Accumulated other comprehensive loss	(10,865,141)	(9,641,308)
Accumulated earnings	33,970,243	30,786,110
Total shareholders' equity	65,976,508	64,016,208
Total liabilities and shareholders' equity	$620,131,221	$672,021,535

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$10,302,404	$9,599,539	$19,953,409	$18,707,848
Net investment income	7,668,417	7,446,396	15,626,294	15,074,212
Net realized investment losses	(159,965)	(112,070)	(119,904)	(143,521)
Loss on impairments	(129,436)	-	(129,436)	-
Service fees	498,484	1,110,994	746,166	2,093,842
Other income	(36,774)	8,014	608,809	8,433
Total revenues	18,143,130	18,052,873	36,685,338	35,740,814
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,835,769	3,195,351	6,416,784	6,483,015
Death benefits	3,370,887	3,156,135	6,881,640	7,109,297
Surrenders	581,841	668,266	1,159,198	1,101,132
Interest credited to policyholders	3,600,321	3,805,863	7,267,805	7,421,969
Dividend, endowment and supplementary life contract benefits	95,642	87,510	180,658	168,782
Total benefits and claims	11,484,460	10,913,125	21,906,085	22,284,195
Policy acquisition costs deferred	(4,341,346)	(3,664,613)	(7,266,639)	(7,400,224)
Amortization of deferred policy acquisition costs	2,671,126	2,258,279	4,996,837	4,279,690
Amortization of value of insurance business acquired	43,839	73,257	95,176	141,499
Commissions	4,030,610	3,433,682	6,812,337	6,993,690
Other underwriting, insurance and acquisition expenses	2,466,099	3,139,947	6,075,598	6,294,841
Total expenses	4,870,328	5,240,552	10,713,309	10,309,496
Total benefits, claims and expenses	16,354,788	16,153,677	32,619,394	32,593,691
Income before total federal income tax expense	1,788,342	1,899,196	4,065,944	3,147,123
Current federal income tax expense	263,435	109,128	397,007	255,001
Deferred federal income tax expense	134,927	288,159	484,804	375,117
Total federal income tax expense	398,362	397,287	881,811	630,118
Net income	$1,389,980	$1,501,909	$3,184,133	$2,517,005
Net income per common share
Class A common stock	$0.1468	$0.1586	$0.3362	$0.2658
Class B common stock	$0.1248	$0.1348	$0.2858	$0.2259

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,389,980	$1,501,909	$3,184,133	$2,517,005
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(895,539)	(1,865,053)	(1,593,362)	1,711,883
Less net realized investment losses having no credit losses	(42,415)	(31,281)	(44,113)	(49,603)
Net unrealized investment gains (losses)	(853,124)	(1,833,772)	(1,549,249)	1,761,486
Less adjustment to deferred acquisition costs	(191)	(363)	(94)	728
Other comprehensive income (loss) before federal income tax expense (benefit)	(852,933)	(1,833,409)	(1,549,155)	1,760,758
Federal income tax expense (benefit)	(179,116)	(385,017)	(325,322)	369,759
Total other comprehensive income (loss)	(673,817)	(1,448,392)	(1,223,833)	1,390,999
Total comprehensive income	$716,163	$53,517	$1,960,300	$3,908,004

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Loss	Earnings	Equity
Three months ended June 30, 2023
Balance as of April 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(11,250,252)	$23,885,845	$55,506,999
Comprehensive income (loss):
Net income	-	-	-	-	-	1,501,909	1,501,909
Other comprehensive loss	-	-	-	-	(1,448,392)	-	(1,448,392)
Balance as of June 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516

Six months ended June 30, 2023
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	2,517,005	2,517,005
Other comprehensive income	-	-	-	-	1,390,999	-	1,390,999
Balance as of June 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516

Three months ended June 30, 2024
Balance as of April 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,191,324)	$32,580,263	$65,260,345
Comprehensive income (loss):
Net income	-	-	-	-	-	1,389,980	1,389,980
Other comprehensive loss	-	-	-	-	(673,817)	-	(673,817)
Balance as of June 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508

Six months ended June 30, 2023
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income (loss):
Net income	-	-	-	-	-	3,184,133	3,184,133
Other comprehensive income loss	-	-	-	-	(1,223,833)	-	(1,223,833)
Balance as of June 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$3,184,133	$2,517,005
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(2,346,688)	(2,518,435)
Net realized investment losses	119,904	143,521
Loss on impairments	129,436	-
Amortization of policy acquisition cost	4,996,837	4,279,690
Policy acquisition cost deferred	(7,266,639)	(7,400,224)
Amortization of value of insurance business acquired	95,176	141,499
Allowance for mortgage loan losses	(158,346)	39,426
Provision for deferred federal income tax expense	484,804	375,117
Interest credited to policyholders	7,267,805	7,421,969
Change in assets and liabilities:
Accrued investment income	615,087	(767,410)
Recoverable from reinsurers	268,085	427,815
Assets held in trust under coinsurance agreement	39,968,624	7,141,323
Agents' balances and due premiums	(171,186)	(44,479)
Other assets	8,629,803	(12,705,521)
Future policy benefits	6,253,021	6,141,203
Policy claims	56,948	(601,375)
Other policy liabilities	57,394	151,565
Other liabilities (excludes change in payable for securities purchased of $538,068 and $756,933 in 2024 and 2023, respectively)	8,680,602	(3,044,312)
Net cash provided by operating activities	70,864,800	1,698,377

Investing activities
Purchases of fixed maturity securities	(7,196,831)	(223,594)
Maturities of fixed maturity securities	1,400,000	355,000
Sales of fixed maturity securities	2,051,501	2,158,558
Purchases of equity securities	(45,542)	(63,479)
Joint venture distributions	53,409	49,646
Purchases of mortgage loans	(37,309,014)	(74,416,806)
Payments on mortgage loans	72,861,854	71,963,905
Purchases of other long-term investments	(4,932,676)	(5,523,698)
Payments on other long-term investments	7,902,326	7,683,912
Net change in policy loans	(268,166)	(234,498)
Net change in short-term investments	298,257	(239,904)
Net change in receivable and payable for securities sold and purchased	538,068	756,933
Net cash provided by investing activities	35,353,186	2,265,975

Financing activities
Policyholders' account deposits	47,417,280	57,781,005
Policyholders' account withdrawals	(125,662,977)	(52,345,302)
Net cash provided by (used in) financing activities	(78,245,697)	5,435,703

Increase in cash and cash equivalents	27,972,289	9,400,055
Cash and cash equivalents, beginning of period	33,839,741	33,542,725
Cash and cash equivalents, end of period	$61,812,030	$42,942,780

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2024, the Company foreclosed on residential mortgage loans of real estate totaling $563,081 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Six Months Ended
June 30, 2024
Reductions in mortgage loans due to foreclosure	$563,081
Investment real estate held-for-sale acquired through foreclosure	(563,081)
Net cash used in investing activities	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

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

The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2023.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2024 through the date that these financial statements have been issued.

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this June 30, 2024 Form 10-Q.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2024 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$5,489,746	$-	$20,668	$5,469,078
States and political subdivisions	9,177,048	7,424	455,468	8,729,004
U.S. government agency mortgage backed securities	10,868,391	17,543	45,058	10,840,876
Commercial mortgage-backed securities	11,156,574	-	1,686,459	9,470,115
Residential mortgage-backed securities	9,967	3,673	-	13,640
Corporate bonds	85,727,225	49,985	7,724,799	78,052,411
Asset-backed securities	13,270,957	5,222	895,230	12,380,949
Exchange traded securities	1,017,916	-	537,916	480,000
Foreign bonds	27,541,784	4,231	2,240,911	25,305,104
Redeemable preferred securities	1,250,000	-	238,100	1,011,900
Total fixed maturity securities	$165,509,608	$88,078	$13,844,609	$151,753,077
Fixed maturity securities held in trust under coinsurance agreement	$29,585,588	$10,972	$5,099,578	$24,496,982

	December 31, 2023
Fixed maturity securities
U.S. government and U.S. government agencies	$3,806,419	$14,360	$22,495	$3,798,284
States and political subdivisions	9,773,549	97,215	338,894	9,531,870
U.S. government agency mortgage backed securities	10,097,479	208,985	-	10,306,464
Commercial mortgage-backed securities	10,629,003	-	2,157,465	8,471,538
Residential mortgage-backed securities	9,986	4,328	-	14,314
Corporate bonds	85,901,454	65,239	6,625,386	79,341,307
Asset-backed securities	12,466,601	43,424	1,017,529	11,492,496
Exchange traded securities	882,631	-	406,631	476,000
Foreign bonds	27,091,108	24,186	1,902,619	25,212,675
Redeemable preferred securities	1,250,000	-	194,000	1,056,000
Total fixed maturity securities	$161,908,230	$457,737	$12,665,019	$149,700,948
Fixed maturity securities held in trust under coinsurance agreement	$56,824,160	$53,496	$5,226,397	$51,651,259

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2024 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$3,442,746	$11,681	3
States and political subdivisions	3,498,230	67,846	10
U.S. government agency mortgage backed securities	5,480,766	45,058	9
Commercial mortgage-backed securities	514,505	481	1
Corporate bonds	3,898,459	48,359	14
Asset-backed securities	2,759,813	3,907	5
Foreign bonds	1,223,378	16,023	3
Redeemable preferred securities	682,500	67,500	2
Total less than 12 months in an unrealized loss position	21,500,397	260,855	47
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	2,026,332	8,987	3
States and political subdivisions	4,353,954	387,622	21
Commercial mortgage-backed securities	8,955,610	1,685,978	24
Corporate bonds	70,284,350	7,676,440	215
Asset-backed securities	7,454,269	891,323	21
Exchange traded securities	480,000	537,916	2
Foreign bonds	23,783,598	2,224,888	63
Redeemable preferred securities	329,400	170,600	2
Total more than 12 months in an unrealized loss position	117,667,513	13,583,754	351
Total fixed maturity securities in an unrealized loss position	$139,167,910	$13,844,609	398
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$534,820	$9,659	4
Total more than 12 months in an unrealized loss position	22,942,534	5,089,919	94
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$23,477,354	$5,099,578	98

	December 31, 2023
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$231,010	$100	1
States and political subdivisions	120,734	588	1
Corporate bonds	3,762,988	78,589	14
Foreign bonds	502,835	8,573	2
Total less than 12 months in an unrealized loss position	4,617,567	87,850	18
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,876,612	22,395	3
States and political subdivisions	4,411,017	338,306	21
Commercial mortgage-backed securities	8,471,538	2,157,465	24
Corporate bonds	72,550,042	6,546,797	214
Asset-backed securities	7,390,830	1,017,529	20
Exchange traded securities	476,000	406,631	2
Foreign bonds	23,164,587	1,894,046	61
Redeemable preferred securities	306,000	194,000	2
Total more than 12 months in an unrealized loss position	118,646,626	12,577,169	347
Total fixed maturity securities in an unrealized loss position	$123,264,193	$12,665,019	365
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$1,400,820	$5,810	7
Total more than 12 months in an unrealized loss position	47,082,945	5,220,587	180
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$48,483,765	$5,226,397	187

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

As of June 30, 2024, the Company held 398 available-for-sale fixed maturity securities with an unrealized loss of $13,844,609, fair value of $139,167,910 and amortized cost of $153,012,519. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2024. The ratio of the fair value to the amortized cost of these 398 securities is 91%.

As of December 31, 2023, the Company held 365 available-for-sale fixed maturity securities with an unrealized loss of $12,665,019, fair value of $123,264,193 and amortized cost of $135,929,212. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2023. The ratio of the fair value to the amortized cost of these 365 securities is 91%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the six months ended June 30, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023

Beginning balance	$(430,470)	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	-	(291,185)
Current estimate of credit losses	(136,572)	(139,285)
Ending balance	$(567,042)	$(430,470)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of June 30, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023
Unrealized depreciation on available-for-sale securities	$(13,756,531)	$(12,207,282)
Adjustment to deferred acquisition costs	3,188	3,094
Deferred income taxes	2,888,202	2,562,880
Net unrealized depreciation on available-for-sale securities	$(10,865,141)	$(9,641,308)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(5,088,606)	$(5,172,901)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $60,810,561 and $61,487,939 as of June 30, 2024 and December 31, 2023, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2024, by contractual maturity, are summarized as follows:

	June 30, 2024 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,579,084	$2,642,253	$13,901,762	$14,086,179
Due after one year through five years	40,794,663	38,795,181	31,122,970	33,030,861
Due after five years through ten years	21,054,382	19,784,075	10,845,771	12,637,392
Due after ten years	88,664,939	80,035,915	4,940,058	6,545,072
Due at multiple maturity dates	12,416,540	10,495,653	-	-
	$165,509,608	$151,753,077	$60,810,561	$66,299,504

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of June 30, 2024, by contractual maturity, are summarized as follows:

	June 30, 2024 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$279,709	$275,520
Due after one year through five years	6,476,911	6,184,065
Due after five years through ten years	2,722,501	2,752,358
Due after ten years	17,305,574	12,883,235
Due at multiple maturity dates	2,800,893	2,401,804
	$29,585,588	$24,496,982

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, mortgage loans on real estate and investment real estate for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2024	2023	2024	2023	2024	2023
Proceeds	$2,418,152	$730,108	$36,322,107	$-	$-	$-
Gross realized gains	24,791	2,062	-	-	-	-
Gross realized losses	(67,206)	(33,343)	(34,442)	-	-	-
Loss on impairments	-	-	-	-	(129,436)	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2024	2023	2024	2023	2024	2023
Proceeds	$3,451,501	$2,513,558	$72,861,854	$-	$-	$-
Gross realized gains	25,165	17,961	59,858	-	-	-
Gross realized losses	(69,278)	(67,564)	(34,442)	-	-	-
Loss on impairments	-	-	-	-	(129,436)	-

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale securities for the three and six months ended June 30, 2024 and 2023 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities and mortgage loans on real estate for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(853,124)	$(1,833,772)	$(1,549,249)	$1,761,486
Fixed maturity securities held in trust under coinsurance agreement	124,551	(471,798)	84,295	585,982

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(42,415)	(31,281)	(44,113)	(49,603)
Fixed maturity securities credit losses	(79,477)	(76,709)	(136,572)	(83,632)
Equity securities, changes in fair value	(3,631)	(4,080)	35,365	(10,286)
Mortgage loans on real estate	(34,442)	-	25,416	-

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Fixed maturity securities	$1,908,083	$1,473,021	$3,670,108	$3,033,054
Equity securities	38,118	77,860	52,752	106,115
Other long-term investments	1,124,968	1,287,139	2,292,211	2,647,469
Mortgage loans	4,490,460	4,594,059	9,437,977	9,318,415
Policy loans	66,039	57,384	134,790	113,960
Short-term and other investments	662,925	774,735	1,135,364	1,269,413
Gross investment income	8,290,593	8,264,198	16,723,202	16,488,426
Investment expenses	(622,176)	(817,802)	(1,096,908)	(1,414,214)
Net investment income	$7,668,417	$7,446,396	$15,626,294	$15,074,212

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2024 and December 31, 2023, these required deposits, included in investment assets, had amortized costs that totaled $6,291,641 and $4,609,927, respectively. As of June 30, 2024 and December 31, 2023, these required deposits had fair values that totaled $6,252,290 and $4,596,130, respectively.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023
Residential mortgage loans	$189,541,335	$224,258,534
Commercial mortgage loans by property type
Agricultural	981,698	986,207
Apartment	2,318,071	3,108,829
Industrial	377,221	1,267,264
Lodging	24,300	24,727
Office building	5,748,515	5,652,487
Retail	4,925,831	4,533,399
Total commercial mortgage loans by property type	14,375,636	15,572,913
Total mortgage loans	$203,916,971	$239,831,447

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$16,725,674	$27,714,891
Less unearned interest on mortgage loans	4,344	133,010
Total mortgage loans held in trust under coinsurance agreement	$16,721,330	$27,581,881

There were 27 mortgage loans with a remaining principal balance of $7,375,244 that were more than 90 days past due as of June 30, 2024. There were 22 mortgage loans with a remaining principal balance of $6,027,499 that were more than 90 days past due as of June 30, 2023.

There were 11 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,130,357 as of June 30, 2024. There were seven mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,780,274 as of June 30, 2023.

The Company’s investment real estate as of June 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023
Land - held for investment	$411,000	$540,436
Residential real estate - held for sale	1,328,048	764,967
Total investment in real estate	$1,739,048	$1,305,403

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $280,000. During 2024, the company recognized an impairment loss of $129,436 from a market value appraisal that resulted in fair value estimation less than the carrying value.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $563,081 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2024 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$5,469,078	$-	$5,469,078
States and political subdivisions	-	8,729,004	-	8,729,004
U.S. government agency mortgage backed securities		10,840,876		10,840,876
Commercial mortgage-backed securities	-	9,470,115	-	9,470,115
Residential mortgage-backed securities	-	13,640	-	13,640
Corporate bonds	-	78,052,411	-	78,052,411
Asset-backed securities	-	12,380,949	-	12,380,949
Exchange traded securities	-	480,000	-	480,000
Foreign bonds	-	25,305,104	-	25,305,104
Redeemable preferred securities	-	1,011,900	-	1,011,900
Total fixed maturity securities	$-	$151,753,077	$-	$151,753,077
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$24,496,982	$-	$24,496,982
Equity securities
Mutual funds	$-	$50,625	$-	$50,625
Corporate common stock	339,030	-	57,373	396,403
Total equity securities	$339,030	$50,625	$57,373	$447,028

	December 31, 2023
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,798,284	$-	$3,798,284
States and political subdivisions	-	9,531,870	-	9,531,870
U.S. government agency mortgage backed securities	-	10,306,464	-	10,306,464
Commercial mortgage-backed securities	-	8,471,538	-	8,471,538
Residential mortgage-backed securities	-	14,314	-	14,314
Corporate bonds	-	79,341,307	-	79,341,307
Asset-backed securities	-	11,492,496	-	11,492,496
Exchange traded securities	-	476,000	-	476,000
Foreign bonds	-	25,212,675	-	25,212,675
Redeemable preferred securities	-	1,056,000	-	1,056,000
Total fixed maturity securities	$-	$149,700,948	$-	$149,700,948
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$51,651,259	$-	$51,651,259
Equity securities
Mutual funds	$-	$50,226	$-	$50,226
Corporate common stock	304,064	-	65,240	369,304
Total equity securities	$304,064	$50,226	$65,240	$419,530

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

3. Fair Value Measurements (continued)

As of June 30, 2024 and December 31, 2023, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	June 30, 2024	December 31, 2023

Beginning balance	$65,240	$53,996
Joint venture net income	45,542	130,550
Joint venture distribution	(53,409)	(119,306)
Ending balance	$57,373	$65,240

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and December 31, 2023, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2024 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$14,375,636	$13,759,141	$-	$-	$13,759,141
Residential	189,541,335	159,908,924	-	-	159,908,924
Policy loans	3,742,282	3,742,282	-	-	3,742,282
Short-term investments	-	-	-	-	-
Other long-term investments	60,810,561	66,299,504	-	-	66,299,504
Cash and cash equivalents	61,812,030	61,812,030	61,812,030	-	-
Accrued investment income	5,599,372	5,599,372	-	-	5,599,372
Total financial assets	$335,881,216	$311,121,253	$61,812,030	$-	$249,309,223
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$16,725,674	$16,725,674	$-	$-	$16,725,674
Less unearned interest on mortgage loans	4,344	4,344	-	-	4,344
Cash and cash equivalents	143,740	143,740	143,740	-	-
Total financial assets held in trust under coinsurance agreement	$16,865,070	$16,865,070	$143,740	$-	$16,721,330

Policyholders' account balances	$361,873,240	$309,068,671	$-	$-	$309,068,671
Policy claims	2,467,191	2,467,191	-	-	2,467,191
Total financial liabilities	$364,340,431	$311,535,862	$-	$-	$311,535,862

	December 31, 2023
Financial assets
Mortgage loans on real estate
Commercial	$15,572,913	$14,803,724	$-	$-	$14,803,724
Residential	224,258,534	196,514,414	-	-	196,514,414
Policy loans	3,474,116	3,474,116	-	-	3,474,116
Short-term investments	298,257	298,257	298,257	-	-
Other long-term investments	61,487,939	68,023,717	-	-	68,023,717
Cash and cash equivalents	33,839,741	33,839,741	33,839,741	-	-
Accrued investment income	6,214,459	6,214,459	-	-	6,214,459
Total financial assets	$345,145,959	$323,168,428	$34,137,998	$-	$289,030,430
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,714,891	$27,714,891	$-	$-	$27,714,891
Less unearned interest on mortgage loans	133,010	133,010	-	-	133,010
Cash and cash equivalents	711,733	711,733	711,733	-	-
Total financial assets held in trust under coinsurance agreement	$28,293,614	$28,293,614	$711,733	$-	$27,581,881
Financial liabilities
Policyholders' account balances	$391,247,676	$344,806,580	$-	$-	$344,806,580
Policy claims	2,410,243	2,410,243	-	-	2,410,243
Total financial liabilities	$393,657,919	$347,216,823	$-	$-	$347,216,823

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

Mortgage Loans on Real Estate

The fair values for mortgage loans are estimated using discounted cash flow analyses. For both residential and commercial mortgage loans, the discount rate used was indexed to the Secured Overnight Financing Rate.

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

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Revenues:
Life insurance operations	$12,282,831	$11,252,874	$24,133,009	$22,078,689
Annuity operations	5,265,190	5,708,580	11,443,705	11,789,734
Corporate operations	595,109	1,091,419	1,108,624	1,872,391
Total	$18,143,130	$18,052,873	$36,685,338	$35,740,814
Income (loss) before income taxes:
Life insurance operations	$1,039,421	$941,086	$2,927,650	$692,811
Annuity operations	161,114	158,696	768,716	1,168,394
Corporate operations	587,807	799,414	369,578	1,285,918
Total	$1,788,342	$1,899,196	$4,065,944	$3,147,123
Depreciation and amortization expense:
Life insurance operations	$2,262,786	$1,933,322	$4,286,093	$3,689,837
Annuity operations	452,179	398,214	805,920	731,352
Total	$2,714,965	$2,331,536	$5,092,013	$4,421,189

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets:
Life insurance operations	$163,941,549	$164,653,497
Annuity operations	444,913,161	495,979,724
Corporate operations	11,276,511	11,388,314
Total	$620,131,221	$672,021,535

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

June 30, 2024

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

The Company, through its life insurance subsidiary, TLIC, commenced two lawsuits as plaintiff, both in the New York Supreme Court, New York County, one on June 29, 2020 and another on March 4, 2022, for breach of contract against a company for failure to advance funding to lottery ticket winners to the detriment of TLIC and against various of that company’s associated persons for unjust enrichment and fraud perpetuated on TLIC. The cases are entitled “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, and Monica L. Ray, Index No. 652780/2020” (New York Supreme Court, New York County) and “Trinity Life Insurance Company v. Advance Funding LLC, Dan Cevallos, Julie Casal, and Monica L. Ray, Index No. 651023/2022” (New York Supreme Court, New York County). The Company is vigorously prosecuting this case against the defendants. The Company faces no exposure in connection with either action since no counterclaims or cross claims have been made against the Company. Management believes that these lawsuits are not material in relation to the Company’s financial position or results of operations.

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

June 30, 2024

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, 2024 and 2023 (Unaudited)

	Unrealized		Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of April 1, 2024	$(10,193,705)	$2,381	$(10,191,324)
Other comprehensive loss before reclassifications, net of tax	(707,476)	151	(707,325)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(33,508)	-	(33,508)
Other comprehensive loss	(673,968)	151	(673,817)
Balance as of June 30, 2024	$(10,867,673)	$2,532	$(10,865,141)

Balance as of April 1, 2023	$(11,253,426)	$3,174	$(11,250,252)
Other comprehensive loss before reclassifications, net of tax	(1,473,391)	287	(1,473,104)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(24,712)	-	(24,712)
Other comprehensive loss	(1,448,679)	287	(1,448,392)
Balance as of June 30, 2023	$(12,702,105)	$3,461	$(12,698,644)

	Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Unrealized		Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive loss before reclassifications, net of tax	(1,258,756)	74	(1,258,682)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(34,849)	-	(34,849)
Other comprehensive loss	(1,223,907)	74	(1,223,833)
Balance as of June 30, 2024	$(10,867,673)	$2,532	$(10,865,141)

Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	1,352,388	(575)	1,351,813
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(39,186)	-	(39,186)
Other comprehensive income	1,391,574	(575)	1,390,999
Balance as of June 30, 2023	$(12,702,105)	$3,461	$(12,698,644)

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(895,539)	$(188,063)	$(707,476)
Reclassification adjustment for net losses included in operations having no credit losses	(42,415)	(8,907)	(33,508)
Net unrealized losses on investments	(853,124)	(179,156)	(673,968)
Adjustment to deferred acquisition costs	191	40	151
Total other comprehensive loss	$(852,933)	$(179,116)	$(673,817)

	Three Months Ended June 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,865,053)	$(391,662)	$(1,473,391)
Reclassification adjustment for net losses included in operations having no credit losses	(31,281)	(6,569)	(24,712)
Net unrealized losses on investments	(1,833,772)	(385,093)	(1,448,679)
Adjustment to deferred acquisition costs	363	76	287
Total other comprehensive loss	$(1,833,409)	$(385,017)	$(1,448,392)

	Six Months Ended June 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,593,362)	$(334,606)	$(1,258,756)
Reclassification adjustment for net losses included in operations having no credit losses	(44,113)	(9,264)	(34,849)
Net unrealized losses on investments	(1,549,249)	(325,342)	(1,223,907)
Adjustment to deferred acquisition costs	94	20	74
Total other comprehensive loss	$(1,549,155)	$(325,322)	$(1,223,833)

	Six Months Ended June 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$1,711,883	$359,495	$1,352,388
Reclassification adjustment for net losses included in operations having no credit losses	(49,603)	(10,417)	(39,186)
Net unrealized gains on investments	1,761,486	369,912	1,391,574
Adjustment to deferred acquisition costs	(728)	(153)	(575)
Total other comprehensive income	$1,760,758	$369,759	$1,390,999

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2024	2023	2024	2023
Unrealized losses on available-for-sale securities having no credit losses:
Realized losses on sales of securities (a)	$(42,415)	$(31,281)	$(44,113)	$(49,603)
Income tax benefit (b)	(8,907)	(6,569)	(9,264)	(10,417)
Total reclassification adjustments	$(33,508)	$(24,712)	$(34,849)	$(39,186)

(a)	These items appear within net realized investment(losses in the consolidated statements of operations.
(b)	These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of June 30, 2024, $865,299 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2024, $846,442 of that escrow amount is available to the Company as additional collateral on $4,866,574 of advances to the loan originator. The remaining June 30, 2024 escrow amount of $18,857 is available to the Company as additional collateral on its investment of $3,771,488 in residential mortgage loans on real estate. In addition, the Company has an additional $1,005,756 allowance for possible loan losses in the remaining $200,145,483 of investments in mortgage loans on real estate as of June 30, 2024.

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

As of June 30, 2024, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,040,000 of loans to this mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2024 and 2023 are summarized as follows (excluding $3,771,488 and $13,887,039 of mortgage loans on real estate as of June 30, 2024 and 2023, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$983,456	$996,924	$68,505	$89,242	$1,051,961	$1,086,166
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(49,939)	79,704	3,734	(5,996)	(46,205)	73,708
Allowance, ending	$933,517	$1,076,628	$72,239	$83,246	$1,005,756	$1,159,874

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$933,517	$1,076,628	$72,239	$83,246	$1,005,756	$1,159,874

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$185,769,847	$214,249,269	$14,375,636	$16,565,890	$200,145,483	$230,815,159

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(152,402)	46,204	(5,944)	(6,778)	(158,346)	39,426
Allowance, ending	$933,517	$1,076,628	$72,239	$83,246	$1,005,756	$1,159,874

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$933,517	$1,076,628	$72,239	$83,246	$1,005,756	$1,159,874

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$185,769,847	$214,249,269	$14,375,636	$16,565,890	$200,145,483	$230,815,159

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Over 70% to 80%	$65,094,146	$75,718,654	$2,095,208	$2,099,950	$67,189,354	$77,818,604
Over 60% to 70%	54,075,432	65,525,308	1,487,939	2,958,186	55,563,371	68,483,494
Over 50% to 60%	30,306,310	38,548,660	1,310,257	1,809,817	31,616,567	40,358,477
Over 40% to 50%	22,187,339	22,283,148	4,051,050	2,394,557	26,238,389	24,677,705
Over 30% to 40%	8,891,350	10,056,308	3,367,121	3,817,212	12,258,471	13,873,520
Over 20% to 30%	4,982,893	7,929,094	770,322	463,856	5,753,215	8,392,950
Over 10% to 20%	3,172,296	3,178,001	447,989	1,714,394	3,620,285	4,892,395
10% or less	831,569	1,019,361	845,750	314,941	1,677,319	1,334,302
Total	$189,541,335	$224,258,534	$14,375,636	$15,572,913	$203,916,971	$239,831,447

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this June 30, 2024 Form 10-Q.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2024 and 2023

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$10,302,404	$9,599,539	$702,865
Net investment income	7,668,417	7,446,396	222,021
Net realized investment losses	(159,965)	(112,070)	(47,895)
Loss on impairments	(129,436)	-	(129,436)
Service fees	498,484	1,110,994	(612,510)
Other income	(36,774)	8,014	(44,788)
Total revenues	18,143,130	18,052,873	90,257
Benefits and claims	11,484,460	10,913,125	571,335
Expenses	4,870,328	5,240,552	(370,224)
Total benefits, claims and expenses	16,354,788	16,153,677	201,111
Income before federal income tax expense	1,788,342	1,899,196	(110,854)
Federal income tax expense	398,362	397,287	1,075
Net income	$1,389,980	$1,501,909	$(111,929)
Net income per common share
Class A common stock	$0.1468	$0.1586	$(0.0118)
Class B common stock	$0.1248	$0.1348	$(0.0100)

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2024 and 2023

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$19,953,409	$18,707,848	$1,245,561
Net investment income	15,626,294	15,074,212	552,082
Net realized investment losses	(119,904)	(143,521)	23,617
Loss on impairments	(129,436)	-	(129,436)
Service fees	746,166	2,093,842	(1,347,676)
Other income	608,809	8,433	600,376
Total revenues	36,685,338	35,740,814	944,524
Benefits and claims	21,906,085	22,284,195	(378,110)
Expenses	10,713,309	10,309,496	403,813
Total benefits, claims and expenses	32,619,394	32,593,691	25,703
Income before federal income tax expense	4,065,944	3,147,123	918,821
Federal income tax expense	881,811	630,118	251,693
Net income	$3,184,133	$2,517,005	$667,128
Net income per common share
Class A common stock	$0.3362	$0.2658	$0.0704
Class B common stock	$0.2858	$0.2259	$0.0599

Consolidated Condensed Financial Position as of June 30, 2024 and December 31, 2023

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 to 2023

Investment assets	$422,408,967	$456,517,640	$(34,108,673)
Assets held in trust under coinsurance agreement	41,353,598	79,940,459	(38,586,861)
Other assets	156,368,656	135,563,436	20,805,220
Total assets	$620,131,221	$672,021,535	$(51,890,314)

Policy liabilities	$494,630,670	$517,637,743	$(23,007,073)
Funds withheld under coinsurance agreement	37,035,560	77,257,253	(40,221,693)
Deferred federal income taxes	4,387,671	4,228,189	159,482
Other liabilities	18,100,812	8,882,142	9,218,670
Total liabilities	554,154,713	608,005,327	(53,850,614)
Shareholders' equity	65,976,508	64,016,208	1,960,300
Total liabilities and shareholders' equity	$620,131,221	$672,021,535	$(51,890,314)

Shareholders' equity per common share
Class A common stock	$6.9667	$6.7597	$0.2070
Class B common stock	$5.9217	$5.7457	$0.1760

Results of Operations – Three Months Ended June 30, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$10,302,404	$9,599,539	$702,865
Net investment income	7,668,417	7,446,396	222,021
Net realized investment losses	(159,965)	(112,070)	(47,895)
Loss on impairments	(129,436)	-	(129,436)
Service fees	498,484	1,110,994	(612,510)
Other income	(36,774)	8,014	(44,788)
Total revenues	$18,143,130	$18,052,873	$90,257

The $90,257 increase in total revenues for the three months ended June 30, 2024 is discussed below.

Premiums

Our premiums for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$812,019	$768,890	$43,129
Ordinary life renewal	2,180,739	1,667,965	512,774
Final expense first year	863,409	884,738	(21,329)
Final expense renewal	6,446,237	6,277,946	168,291
Total premiums	$10,302,404	$9,599,539	$702,865

The $702,865 increase in premiums for the three months ended June 30, 2024 is primarily due to a $512,774 increase in ordinary life renewal premiums, $168,291 increase in final expense renewal premiums and a $43,129 increase in ordinary life first year premiums that exceeded a $21,329 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$1,908,083	$1,473,021	$435,062
Equity securities	38,118	77,860	(39,742)
Other long-term investments	1,124,968	1,287,139	(162,171)
Mortgage loans	4,490,460	4,594,059	(103,599)
Policy loans	66,039	57,384	8,655
Short-term and other investments	662,925	774,735	(111,810)
Gross investment income	8,290,593	8,264,198	26,395
Investment expenses	(622,176)	(817,802)	(195,626)
Net investment income	$7,668,417	$7,446,396	$222,021

The $26,395 increase in gross investment income for the three months ended June 30, 2024 is primarily due to $435,062 increase in fixed maturity securities that exceeded $103,599 decrease in mortgage loans, $111,810 decrease in short-term and other investments and a $162,171 decrease in other long-term investments.

The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $25.9 million since June 30, 2023. The decrease in mortgage loans investment income is primarily due to a decrease in mortgage loans average quarterly holdings offset by an increase in the gross yield of 8.51% in 2024 compared to 7.65% in 2023. The decline in short-term and other investments is primarily due to a decreased gross yield of 4.75% in 2024 compared to 6.48% in 2023. The decrease in other long-term investment income is primarily due to a decline in other long-term investments of $7.2 million since June 30, 2023.

The $195,626 decrease in investment expense for the three months ended June 30, 2024 is primarily due to decreased mortgage loan costs.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds	$2,418,152	$730,108	$1,688,044
Amortized cost at sale date	2,460,567	761,389	1,699,178
Net realized losses	$(42,415)	$(31,281)	$(11,134)
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$36,322,107	$-	$36,322,107
Principal collections	36,356,549	-	36,356,549
Net realized losses	$(34,442)	$-	$(34,442)

Equity securities, changes in fair value	$(3,631)	$(4,080)	$449
Changes in current estimate of credit losses	$(79,477)	$(76,709)	$(2,768)
Net realized investment losses	$(159,965)	$(112,070)	$(47,895)

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $612,510 decrease in service fees for the three months ended June 30, 2024 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$3,835,769	$3,195,351	$640,418
Death benefits	3,370,887	3,156,135	214,752
Surrenders	581,841	668,266	(86,425)
Interest credited to policyholders	3,600,321	3,805,863	(205,542)
Dividend, endowment and supplementary life contract benefits	95,642	87,510	8,132
Total benefits and claims	11,484,460	10,913,125	571,335
Expenses
Policy acquisition costs deferred	(4,341,346)	(3,664,613)	(676,733)
Amortization of deferred policy acquisition costs	2,671,126	2,258,279	412,847
Amortization of value of insurance business acquired	43,839	73,257	(29,418)
Commissions	4,030,610	3,433,682	596,928
Other underwriting, insurance and acquisition expenses	2,466,099	3,139,947	(673,848)
Total expenses	4,870,328	5,240,552	(370,224)
Total benefits, claims and expenses	$16,354,788	$16,153,677	$201,111

The $201,111 increase in total benefits, claims and expenses for the three months ended June 30, 2024 is discussed below.

Benefits and Claims

The $571,335 increase in benefits and claims for the three months ended June 30, 2024 is primarily due to the following:

●	$640,418 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$214,752 increase in death benefits is primarily due to approximately $395,000 of increased ordinary life benefits that exceeded $180,000 of decreased final expense benefits.

●	$86,425 decrease in surrenders is based upon policyholder election.

●

$205,542 decrease in interest credited to policyholders is primarily due to a decrease of approximately $49.8 million in the amount of policyholders’ account balance in the consolidated statement of financial position since June 30, 2023.

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

For the three months ended June 30, 2024 and 2023, capitalized costs were $4,341,346 and $3,664,613, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2024 and 2023 were $2,671,126 and $2,258,279, respectively.

There was a $676,633 increase in 2024 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $412,847 increase in the 2024 amortization of deferred acquisition costs due to 2024 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $43,839 and $73,257 for the three months ended June 30, 2024 and 2023, respectively, representing a $29,418 decrease.

Commissions

Our commissions for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Annuity	$1,324,229	$786,243	$537,986
Ordinary life first year	855,150	803,820	51,330
Ordinary life renewal	241,687	179,631	62,056
Final expense first year	1,013,512	1,073,214	(59,702)
Final expense renewal	596,032	590,774	5,258
Total commissions	$4,030,610	$3,433,682	$596,928

The $596,928 increase in commissions for the three months ended June 30, 2024 is primarily due to a $537,986 increase annuity commissions (corresponding to $14,902,438 of increased annuity deposits retained), $62,056 increase in ordinary life renewal commissions (corresponding to $512,774 increased ordinary life renewal premiums) and a $51,330 increase in ordinary life first year commissions (corresponding to $43,129 increased ordinary life first year premiums) that exceed a $59,702 decrease in final expense first year commissions (corresponding to $21,329 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $673,848 decrease in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2024 was primarily related to a decrease in advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2022 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2024 and 2023, current income tax expense was $263,435 and $109,128, respectively. For the three months ended June 30, 2024 and 2023, deferred federal income tax expense was $134,927 and $288,159, respectively.

Net Income Per Common Share Basic

For the three months ended June 30, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2024, the net income allocated to the Class A shareholders of $1,377,367 is the total net income $1,389,980 less the net income allocated to the Class B shareholders $12,613. For the three months ended June 30, 2023, the net income allocated to the Class A shareholders of $1,488,280 is the total net income $1,501,909 less the net income allocated to the Class B shareholders $13,629.

The weighted average outstanding common shares basic for the three months ended June 30, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$12,282,831	$11,252,874	$1,029,957
Annuity operations	5,265,190	5,708,580	(443,390)
Corporate operations	595,109	1,091,419	(496,310)
Total	$18,143,130	$18,052,873	$90,257
Income (loss) before federal income taxes:
Life insurance operations	$1,039,421	$941,086	$98,335
Annuity operations	161,114	158,696	2,418
Corporate operations	587,807	799,414	(211,607)
Total	$1,788,342	$1,899,196	$(110,854)

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$702,865	$-	$-	$702,865
Net investment income	378,352	(309,841)	153,510	222,021
Net realized investment losses	(55,918)	(121,413)	-	(177,331)
Service fees and other income	4,658	(12,136)	(649,820)	(657,298)
Total revenue	1,029,957	(443,390)	(496,310)	90,257

Benefits and claims
Increase in future policy benefits	640,418	-	-	640,418
Death benefits	214,752	-	-	214,752
Surrenders	(86,425)	-	-	(86,425)
Interest credited to policyholders	-	(205,542)	-	(205,542)
Dividend, endowment and supplementary life contract benefits	8,132	-	-	8,132
Total benefits and claims	776,877	(205,542)	-	571,335
Expenses
Policy acquisition costs deferred net of amortization	99,328	(363,214)	-	(263,886)
Amortization of value of insurance business acquired	(14,709)	(14,709)	-	(29,418)
Commissions	58,942	537,986	-	596,928
Other underwriting, insurance and acquisition expenses	11,184	(400,329)	(284,703)	(673,848)
Total expenses	154,745	(240,266)	(284,703)	(370,224)
Total benefits, claims and expenses	931,622	(445,808)	(284,703)	201,111
Income (loss) before federal income taxes (benefits)	$98,335	$2,418	$(211,607)	$(110,854)

Results of Operations – Six Months Ended June 30, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$19,953,409	$18,707,848	$1,245,561
Net investment income	15,626,294	15,074,212	552,082
Net realized investment gains (losses)	(119,904)	(143,521)	23,617
Loss on impairments	(129,436)	-	(129,436)
Service fees	746,166	2,093,842	(1,347,676)
Other income	608,809	8,433	600,376
Total revenues	$36,685,338	$35,740,814	$944,524

The $944,524 increase in total revenues for the six months ended June 30, 2024 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$1,601,572	$1,427,505	$174,067
Ordinary life renewal	3,864,120	3,007,378	856,742
Final expense first year	1,709,773	1,765,819	(56,046)
Final expense renewal	12,777,944	12,507,146	270,798
Total premiums	$19,953,409	$18,707,848	$1,245,561

The $1,245,561 increase in premiums for the six months ended June 30, 2024 is primarily due to a $856,742 increase in ordinary life renewal premiums, $270,798 increase in final expense renewal premiums and a $174,067 increase in ordinary life first year premiums that exceeded a $56,046 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$3,670,108	$3,033,054	$637,054
Equity securities	52,752	106,115	(53,363)
Other long-term investments	2,292,211	2,647,469	(355,258)
Mortgage loans	9,437,977	9,318,415	119,562
Policy loans	134,790	113,960	20,830
Short-term and other investments	1,135,364	1,269,413	(134,049)
Gross investment income	16,723,202	16,488,426	234,776
Investment expenses	(1,096,908)	(1,414,214)	(317,306)
Net investment income	$15,626,294	$15,074,212	$552,082

The $234,776 increase in gross investment income for the six months ended June 30, 2024 is primarily due $637,054 increase in fixed maturity securities and a $119,562 increase in mortgage loans that exceeded a $134,049 decrease in short-term and other investments and $355,258 decrease in other long-term investments.

The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $25.9 million since June 30, 2023. The increase in mortgage loans investment income is primarily due to increased gross yields of 8.51% in 2024 compared to 7.65% in 2023. The decline in short-term and other investments is primarily due to decreased gross yield of 4.75% in 2024 compared to 6.48% in 2023. The decrease in other long-term investment income is primarily due to a decline in other long-term investments of $7.2 million since June 30, 2023.

The $317,306 decrease in investment expense for the six months ended June 30, 2024 is primarily due to decreased mortgage loan costs.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds	$3,451,501	$2,513,558	$937,943
Amortized cost at sale date	3,495,614	2,563,161	932,453
Net realized gains (losses)	$(44,113)	$(49,603)	$5,490
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$72,861,854	$-	$72,861,854
Principal collections	72,836,438	-	72,836,438
Net realized losses	$25,416	$-	$25,416
Equity securities, changes in fair value	$35,365	$(10,286)	$45,651
Changes in current estimate of credit losses	$(136,572)	$(83,632)	$(52,940)

Net realized investment losses	$(119,904)	$(143,521)	$23,617

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $1,347,676 decrease in service fees for the six months ended June 30, 2024 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $600,376 increase in other income is primarily due to interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$6,416,784	$6,483,015	$(66,231)
Death benefits	6,881,640	7,109,297	(227,657)
Surrenders	1,159,198	1,101,132	58,066
Interest credited to policyholders	7,267,805	7,421,969	(154,164)
Dividend, endowment and supplementary life contract benefits	180,658	168,782	11,876
Total benefits and claims	21,906,085	22,284,195	(378,110)
Expenses
Policy acquisition costs deferred	(7,266,639)	(7,400,224)	133,585
Amortization of deferred policy acquisition costs	4,996,837	4,279,690	717,147
Amortization of value of insurance business acquired	95,176	141,499	(46,323)
Commissions	6,812,337	6,993,690	(181,353)
Other underwriting, insurance and acquisition expenses	6,075,598	6,294,841	(219,243)
Total expenses	10,713,309	10,309,496	403,813
Total benefits, claims and expenses	$32,619,394	$32,593,691	$25,703

The $25,703 increase in total benefits, claims and expenses for the six months ended June 30, 2024 is discussed below.

Benefits and Claims

The $378,110 decrease in benefits and claims for the six months ended June 30, 2024 is primarily due to the following:

●	$227,657 decrease in death benefits is primarily due to approximately $265,000 of decreased final expense benefit that exceeded $39,000 of increased ordinary life benefits.

●

$154,164 decrease in interest credited to policyholders is primarily due to a decrease of approximately $49.8 million in the amount of policyholders’ account balance in the consolidated statement of financial position since June 30, 2023.

●	$66,231 decrease in future policy benefits is primarily due to a slight decrease in the average value of the life policies in force and the aging of existing life policies.

●	$58,066 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the six months ended June 30, 2024 and 2023, capitalized costs were $7,266,639 and $7,400,224, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2024 and 2023 were $4,996,837 and $4,279,690, respectively.

There was a $133,585 decrease in 2024 acquisition costs deferred primarily relates to decreased annuity and final expense first year production with a corresponding decrease in deferral of eligible annuity and final expense first year commissions. There was a $717,147 increase in the 2024 amortization of deferred acquisition costs due to 2024 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $95,176 and $141,499 for the six months ended June 30, 2024 and 2023, respectively, representing a $46,323 decrease.

Commissions

Our commissions for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Annuity	$1,498,366	$1,867,527	$(369,161)
Ordinary life first year	1,691,054	1,469,260	221,794
Ordinary life renewal	433,549	320,776	112,773
Final expense first year	2,006,366	2,147,025	(140,659)
Final expense renewal	1,183,002	1,189,102	(6,100)
Total commissions	$6,812,337	$6,993,690	$(181,353)

The $181,353 decrease in commissions for the six months ended June 30, 2024 is primarily due to a $369,161 decrease annuity commissions (corresponding to $10,592,315 of decreased annuity deposits retained) and a $140,659 decrease in final expense first year commissions (corresponding to $56,046 decreased final expense first year premiums) that exceed a $221,794 increase in ordinary life first year commissions (corresponding to $174,067 increased ordinary life first year premiums) and a $112,773 increase in ordinary life renewal commissions (corresponding to $856,742 increased ordinary life renewal premiums).

Underwriting, Insurance and Acquisition Expenses

The $219,243 decrease in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2024 was primarily related to a decrease in advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2022 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2024 and June 30, 2023, current income tax expense was $397,007 and $255,001. Deferred federal income tax expense was $484,804 and $375,117 for the six months ended June 30, 2024 and 2023, respectively.

Net Income Per Common Share Basic

For the six months ended June 30, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2024, the net income allocated to the Class A shareholders of $3,155,239 is the total net income $3,184,133 less the net income allocated to the Class B shareholders $28,894. For the six months ended June 30, 2023, the net income allocated to the Class A shareholders of $2,494,165 is the total net income $2,517,005 less the net income allocated to the Class B shareholders $22,840.

The weighted average outstanding common shares basic for the six months ended June 30, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$24,133,009	$22,078,689	$2,054,320
Annuity operations	11,443,705	11,789,734	(346,029)
Corporate operations	1,108,624	1,872,391	(763,767)
Total	$36,685,338	$35,740,814	$944,524
Income (loss) before income taxes:
Life insurance operations	$2,927,650	$692,811	$2,234,839
Annuity operations	768,716	1,168,394	(399,678)
Corporate operations	369,578	1,285,918	(916,340)
Total	$4,065,944	$3,147,123	$918,821

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Life Insurance Operations	Annuity Operations	Corporate Operations	Total
Revenues
Premiums	$1,245,561	$-	$-	$1,245,561
Net investment income	770,020	(352,904)	134,966	552,082
Net realized investment losses	(34,103)	(71,716)	-	(105,819)
Service fees and other income	72,842	78,591	(898,733)	(747,300)
Total revenue	2,054,320	(346,029)	(763,767)	944,524

Benefits and claims
Increase in future policy benefits	(66,231)	-	-	(66,231)
Death benefits	(227,657)	-	-	(227,657)
Surrenders	58,066	-	-	58,066
Interest credited to policyholders	-	(154,164)	-	(154,164)
Dividend, endowment and supplementary life contract benefits	11,876	-	-	11,876
Total benefits and claims	(223,946)	(154,164)	-	(378,110)
Expenses
Policy acquisition costs deferred net of amortization	129,682	721,050	-	850,732
Amortization of value of insurance business acquired	(23,161)	(23,162)	-	(46,323)
Commissions	187,808	(369,161)	-	(181,353)
Other underwriting, insurance and acquisition expenses	(250,902)	(120,914)	152,573	(219,243)
Total expenses	43,427	207,813	152,573	403,813
Total benefits, claims and expenses	(180,519)	53,649	152,573	25,703
Income (loss) before federal income taxes (benefits)	$2,234,839	$(399,678)	$(916,340)	$918,821

Consolidated Financial Condition

Our invested assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $165,509,608 and $161,908,230 as of June 30, 2024 and December 31, 2023, respectively)	$151,753,077	$149,700,948	$2,052,129
Equity securities at fair value (cost: $279,508 and $287,375 as of June 30, 2024 and December 31, 2023, respectively)	447,028	419,530	27,498
Mortgage loans on real estate	203,916,971	239,831,447	(35,914,476)
Investment real estate	1,739,048	1,305,403	433,645
Policy loans	3,742,282	3,474,116	268,166
Short-term investments	-	298,257	(298,257)
Other long-term investments	60,810,561	61,487,939	(677,378)
Total investments	$422,408,967	$456,517,640	$(34,108,673)

The increase and decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Fixed maturity securities, available-for-sale, beginning	$149,700,948	$126,612,890
Purchases	7,196,831	223,594
Unrealized apprciation (depreciation)	(1,549,249)	1,761,486
Net realized investment losses	(180,685)	(133,235)
Sales proceeds	(2,051,501)	(2,158,558)
Maturities	(1,400,000)	(355,000)
Accretion of discount (premium amortization)	36,733	(103,768)
Increase (decrease)	2,052,129	(765,481)
Fixed maturity securities, available-for-sale, ending	$151,753,077	$125,847,409

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

The increase in equity securities for the six months ended June 30, 2024 and 2023, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Equity securities, beginning	$419,530	$399,633
Purchases	45,542	63,479
Joint venture distributions	(53,409)	(49,646)
Net realized investment gains (losses), changes in fair value	35,365	(10,286)
Increase	27,498	3,547
Equity securities, ending	$447,028	$403,180

Equity securities are reported at fair value with the change in fair value reflected in “Net realized investment losses” within the consolidated statements of operations.

The decrease and increase in mortgage loans on real estate for the six months ended June 30, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Mortgage loans on real estate, beginning	$239,831,447	$242,314,128
Purchases	37,309,014	74,416,806
Accretion of discounts (premium amortization)	17,683	(25,405)
Net realized investment gains	25,416	-
Payments	(72,861,854)	(71,963,905)
Foreclosed - transferred to real estate	(563,081)	-
(Increase) decrease in allowance for bad debts	158,346	(39,426)
Increase (decrease)	(35,914,476)	2,388,070
Mortgage loans on real estate, ending	$203,916,971	$244,702,198

The increase in investment real estate for the six months ended June 30, 2024, is summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Investment real estate, beginning	$1,305,403	$540,436
Real estate acquired through mortgage loan foreclosures	563,081	-
Loss on impairments	(129,436)	-
Increase	433,645	-
Investment real estate, ending	$1,739,048	$540,436

The increase and decrease in other long-term investments (composed of lottery receivables) for the six months ended June 30, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Other long-term investments, beginning	$61,487,939	$67,500,783
Purchases	4,932,676	5,523,698
Accretion of discount	2,292,272	2,647,608
Payments	(7,902,326)	(7,683,912)
Increase (decrease)	(677,378)	487,394
Other long-term investments, ending	$60,810,561	$67,988,177

Our assets other than invested assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023

Cash and cash equivalents	$61,812,030	$33,839,741	$27,972,289
Accrued investment income	5,599,372	6,214,459	(615,087)
Recoverable from reinsurers	10,085,589	10,353,674	(268,085)
Assets held in trust under coinsurance agreement	41,353,598	79,940,459	(38,586,861)
Agents' balances and due premiums	1,455,189	1,284,003	171,186
Deferred policy acquisition costs	63,065,004	60,795,108	2,269,896
Value of insurance business acquired	3,682,177	3,777,353	(95,176)
Other assets	10,669,295	19,299,098	(8,629,803)
Assets other than investment assets	$197,722,254	$215,503,895	$(17,781,641)

The $27,972,289 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $38,586,861 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Balance, beginning of year	$60,795,108	$56,183,785
Capitalization of commissions, sales and issue expenses	7,266,639	7,400,224
Amortization	(4,996,837)	(4,279,690)
Deferred acquisition costs allocated to investments	94	(728)
Increase	2,269,896	3,119,806
Balance, end of period	$63,065,004	$59,303,591

Our other assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023
Advances to mortgage loan originator	$4,866,574	$4,487,715	$378,859
Federal and state income taxes recoverable	4,175,932	10,845,790	(6,669,858)
Guaranty funds	718,185	723,767	(5,582)
Accrued management fee	383,942	345,148	38,794
Lease asset - right to use	319,893	369,107	(49,214)
Prepaid assets and deposits	121,576	141,172	(19,596)
Receivables from lottery vendor	39,012	278,207	(239,195)
Notes receivable	36,739	44,319	(7,580)
Other receivables	7,442	18,682	(11,240)
Advances to an independently owned investment firm	-	2,045,191	(2,045,191)
Total other assets	$10,669,295	$19,299,098	$(8,629,803)

There was a $6,669,858 decrease in federal and state income taxes recoverable primarily due to receiving a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

There was a $2,045,191 decrease in advances to an independently owned investment firm due to the full repayment of a promissory note.

There was a $239,195 decrease in receivables from a lottery vendor.

There was a $378,859 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023

Policy liabilities
Policyholders' account balances	$361,873,240	$391,247,676	$(29,374,436)
Future policy benefits	129,982,551	123,729,530	6,253,021
Policy claims	2,467,191	2,410,243	56,948
Other policy liabilities	307,688	250,294	57,394
Total policy liabilities	494,630,670	517,637,743	(23,007,073)
Funds withheld under coinsurance agreement	37,035,560	77,257,253	(40,221,693)
Deferred federal income taxes	4,387,671	4,228,189	159,482
Other liabilities	18,100,812	8,882,142	9,218,670
Total liabilities	$554,154,713	$608,005,327	$(53,850,614)

The increase and decrease in policyholders’ account balances for the six months ended June 30, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2024	2023
Policyholders' account balances, beginning	$391,247,676	$391,359,944
Deposits	47,417,280	57,781,005
Withdrawals	(125,662,977)	(52,345,302)
Change in funds withheld under coinsurance agreement	41,603,456	7,418,082
Interest credited	7,267,805	7,421,969
Increase (decrease)	(29,374,436)	20,275,754
Policyholders' account balances, ending	$361,873,240	$411,635,698

The $40,221,693 decrease in funds withheld under coinsurance agreement is due to significant 2024 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $6,253,021 increase in future policy benefits during the six months ended June 30, 2024 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $159,482 increase in deferred federal income taxes during the six months ended June 30, 2024 was due to $484,804 of operating deferred federal tax expense that exceeded a $325,322 increase in deferred federal income taxes on the unrealized depreciation of fixed maturity securities and preferred stock securities available-for-sale.

Our other liabilities as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023
Suspense accounts payable	$12,644,919	$800,262	$11,844,657
Mortgage loans suspense	2,366,790	5,841,113	(3,474,323)
Accrued expenses payable	785,000	696,000	89,000
Guaranty fund assessments	713,000	713,000	-
Payable for securities purchased	545,150	7,082	538,068
Unclaimed funds	503,522	488,492	15,030
Lease liability	319,893	369,107	(49,214)
Accounts payable	210,470	53,804	156,666
Unearned investment income	127,405	115,166	12,239
Deferred revenue	35,750	41,250	(5,500)
Other payables, withholdings and escrows	(151,087)	(243,134)	92,047
Total other liabilities	$18,100,812	$8,882,142	$9,218,670

The $11,844,657 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

As of June 30, 2024, the Company had $545,150 in security purchases where the trade date and settlement date were in different financial reporting periods compared to $7,082 of security purchases overlapping financial reporting periods as of December 31, 2023.

The $156,666 increase in account payable is primarily amounts owed to a lottery vendor.

The decrease in mortgage loan suspense of $3,474,323 is primarily due to timing of principal loan payments on mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2024, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2024, we had cash and cash equivalents totaling $61,812,030. As of June 30, 2024, cash and cash equivalents of $38,492,895 and $14,246,842, respectively, totaling $52,739,737 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $33,377,711 and $26,017,084 as of June 30, 2024 and December 31, 2023, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Net cash provided by operating activities	$70,864,800	$1,698,377	$69,166,423
Net cash provided by investing activities	35,353,186	2,265,975	33,087,211
Net cash provided by (used in) financing activities	(78,245,697)	5,435,703	(83,681,400)
Increase in cash and cash equivalents	27,972,289	9,400,055	18,572,234
Cash and cash equivalents, beginning of period	33,839,741	33,542,725	297,016
Cash and cash equivalents, end of period	$61,812,030	$42,942,780	$18,869,250

The cash provided by operating activities for the six months ended June 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2024	2023	2024 less 2023
Premiums collected	$20,001,882	$18,571,933	$1,429,949
Net investment income collected	13,906,933	11,790,418	2,116,515
Service fees and other income collected	1,316,180	2,102,276	(786,096)
Death benefits paid	(6,556,607)	(7,282,857)	726,250
Surrenders paid	(1,159,198)	(1,101,132)	(58,066)
Dividends and endowments paid	(181,790)	(169,724)	(12,066)
Commissions paid	(6,973,470)	(6,985,640)	12,170
Other underwriting, insurance and acquisition expenses paid	(5,858,385)	(6,228,053)	369,668
Taxes received (paid)	6,272,851	(2,080,865)	8,353,716
Increased advances to mortgage loan originator	(378,859)	(842,001)	463,142
Decreased advances to independently owned investment firm	2,045,191	-	2,045,191
(Increased) decreased advances to investment vendor	254,878	(10,076,477)	10,331,355
Decreased funds under coinsurance agreement	39,968,624	7,141,323	32,827,301
Increased (decreased) deposits of pending policy applications	11,844,657	(6,933,724)	18,778,381
Increased (decreased) mortgage loan suspense	(3,474,324)	3,898,819	(7,373,143)
Other	(163,763)	(105,919)	(57,844)
Cash provided by operating activities	$70,864,800	$1,698,377	$69,166,423

Please see the statements of cash flows for the six months ended June 30, 2024 and 2023 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2024	December 31, 2023	2024 less 2023

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2024 and December 31, 2023, 9,631,920 issued as of June 30, 2024 and December 31, 2023, 9,384,340 outstanding as of June 30, 2024 and December 31, 2023)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2024 and December 31, 2023)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of June 30, 2024 and December 31, 2023)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(10,865,141)	(9,641,308)	(1,223,833)
Accumulated earnings	33,970,243	30,786,110	3,184,133
Total shareholders' equity	$65,976,508	$64,016,208	$1,960,300

The increase in shareholders’ equity of $1,960,300 for the six months ended June 30, 2024 is due to $3,184,133 in net income and a $1,223,833 increase in accumulated other comprehensive loss.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of $13,756,531 and ($12,207,282) as of June 30, 2024 and December 31, 2023, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $1,593,362 in unrealized losses arising for the six months ended June 30, 2024 has been offset by 2024 net realized investment losses of $44,113 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $1,549,249.

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

As of June 30, 2024, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 15.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2024, the Company has outstanding advances to this loan originator totaling $4,866,574. The advances are secured by $8,006,273 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,133,426 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2024, $865,299 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2024, $846,442 of that escrow amount is available to the Company as additional collateral on $4,866,574 of advances to the loan originator. The remaining June 30, 2024 escrow amount of $18,857 is available to the Company as additional collateral on its investment of $3,771,488 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2024	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2024	By:	Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer