Form 10-Q
period 2024-09-30
First Trinity Financial CORP
filed 2024-11-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From _____________to ______________ .

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2024, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2024 (Unaudited) and December 31, 2023	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4. Controls and Procedures	65

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	67

Item 6. Exhibits	67

Signatures	68

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $200,067,578 and $161,908,230 as of September 30, 2024 and December 31, 2023, respectively)	$192,537,067	$149,700,948
Equity securities at fair value (cost: $282,037 and $287,375 as of September 30, 2024 and December 31, 2023, respectively)	379,606	419,530
Mortgage loans on real estate	206,029,021	239,831,447
Investment real estate	2,452,094	1,305,403
Policy loans	4,067,802	3,474,116
Short-term investments	751,349	298,257
Other long-term investments	59,366,184	61,487,939
Total investments	465,583,123	456,517,640
Cash and cash equivalents	65,104,323	33,839,741
Accrued investment income	5,428,561	6,214,459
Recoverable from reinsurers	9,992,701	10,353,674
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $23,886,882 and $56,824,160 as of September 30, 2024 and December 31, 2023, respectively)	20,092,037	51,651,259
Mortgage loans on real estate	12,553,789	27,581,881
Payable for securities	(11,361)	(4,414)
Cash and cash equivalents	1,947,947	711,733
Total assets held in trust under coinsurance agreement	34,582,412	79,940,459
Agents' balances and due premiums	1,401,266	1,284,003
Deferred policy acquisition costs	65,038,520	60,795,108
Value of insurance business acquired	3,635,480	3,777,353
Other assets	15,693,785	19,299,098
Total assets	$666,460,171	$672,021,535
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$397,299,695	$391,247,676
Future policy benefits	133,670,392	123,729,530
Policy claims	2,530,121	2,410,243
Other policy liabilities	255,598	250,294
Total policy liabilities	533,755,806	517,637,743
Funds withheld under coinsurance agreement	33,686,270	77,257,253
Deferred federal income taxes	5,916,337	4,228,189
Other liabilities	20,278,198	8,882,142
Total liabilities	593,636,611	608,005,327
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2024 and December 31, 2023, 9,631,920 issued as of September 30, 2024 and December 31, 2023, 9,384,340 outstanding as of September 30, 2024 and December 31, 2023)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2024 and December 31, 2023)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of September 30, 2024 and December 31, 2023)	(893,947)	(893,947)
Accumulated other comprehensive loss	(5,959,373)	(9,641,308)
Accumulated earnings	35,911,527	30,786,110
Total shareholders' equity	72,823,560	64,016,208
Total liabilities and shareholders' equity	$666,460,171	$672,021,535

See notes to consolidated financial statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$10,794,062	$9,973,566	$30,747,471	$28,681,414
Net investment income	7,869,167	8,185,934	23,495,461	23,260,146
Net realized investment gains (losses)	(95,174)	23,387	(215,078)	(120,134)
Loss on impairments	-	-	(129,436)	-
Service fees	810,027	1,437,116	1,556,193	3,530,958
Other income	43,439	631,074	652,248	639,507
Total revenues	19,421,521	20,251,077	56,106,859	55,991,891
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,731,925	3,733,264	10,148,709	10,216,279
Death benefits	3,049,217	3,235,121	9,930,857	10,344,418
Surrenders	693,011	489,729	1,852,209	1,590,861
Interest credited to policyholders	3,984,360	3,876,088	11,252,165	11,298,057
Dividend, endowment and supplementary life contract benefits	95,907	87,733	276,565	256,515
Total benefits and claims	11,554,420	11,421,935	33,460,505	33,706,130
Policy acquisition costs deferred	(4,757,508)	(2,987,689)	(12,024,147)	(10,387,913)
Amortization of deferred policy acquisition costs	2,767,806	2,189,089	7,764,643	6,468,779
Amortization of value of insurance business acquired	46,697	65,288	141,873	206,787
Commissions	4,773,779	2,962,287	11,586,116	9,955,977
Other underwriting, insurance and acquisition expenses	2,647,431	2,553,166	8,723,029	8,848,007
Total expenses	5,478,205	4,782,141	16,191,514	15,091,637
Total benefits, claims and expenses	17,032,625	16,204,076	49,652,019	48,797,767
Income before total federal income tax expense	2,388,896	4,047,001	6,454,840	7,194,124
Current federal income tax expense	223,012	912,430	620,019	1,167,431
Deferred federal income tax expense (benefit)	224,600	(48,657)	709,404	326,460
Total federal income tax expense	447,612	863,773	1,329,423	1,493,891
Net income	$1,941,284	$3,183,228	$5,125,417	$5,700,233
Net income per common share
Class A common stock	$0.2050	$0.3361	$0.5412	$0.6019
Class B common stock	$0.1742	$0.2857	$0.4600	$0.5116

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,941,284	$3,183,228	$5,125,417	$5,700,233
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	6,221,678	(4,553,047)	4,628,316	(2,841,164)
Less net realized investment gains (losses) having no credit losses	(4,342)	15,512	(48,455)	(34,091)
Net unrealized investment gains (losses)	6,226,020	(4,568,559)	4,676,771	(2,807,073)
Less adjustment to deferred acquisition costs	16,186	(1,068)	16,092	(340)
Other comprehensive income (loss) before federal income tax expense (benefit)	6,209,834	(4,567,491)	4,660,679	(2,806,733)
Federal income tax expense (benefit)	1,304,066	(959,172)	978,744	(589,413)
Total other comprehensive income (loss)	4,905,768	(3,608,319)	3,681,935	(2,217,320)
Total comprehensive income (loss)	$6,847,052	$(425,091)	$8,807,352	$3,482,913

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	loss	Earnings	Equity
Three months ended September 30, 2023
Balance as of July 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(12,698,644)	$25,387,754	$55,560,516
Comprehensive income (loss):
Net income	-	-	-	-	-	3,183,228	3,183,228
Other comprehensive loss	-	-	-	-	(3,608,319)	-	(3,608,319)
Balance as of September 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(16,306,963)	$28,570,982	$55,135,425

Nine months ended September 30, 2023
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income (loss):
Net income	-	-	-	-	-	5,700,233	5,700,233
Other comprehensive loss	-	-	-	-	(2,217,320)	-	(2,217,320)
Balance as of September 30, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(16,306,963)	$28,570,982	$55,135,425

Three months ended September 30, 2024
Balance as of July 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508
Comprehensive income:
Net income	-	-	-	-	-	1,941,284	1,941,284
Other comprehensive income	-	-	-	-	4,905,768	-	4,905,768
Balance as of September 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(5,959,373)	$35,911,527	$72,823,560

Nine months ended September 30, 2024
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income:
Net income	-	-	-	-	-	5,125,417	5,125,417
Other comprehensive income	-	-	-	-	3,681,935	-	3,681,935
Balance as of September 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(5,959,373)	$35,911,527	$72,823,560

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$5,125,417	$5,700,233
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(3,496,337)	(3,693,889)
Net realized investment losses	215,078	120,134
Loss on impairments	129,436	-
Amortization of policy acquisition cost	7,764,643	6,468,779
Policy acquisition cost deferred	(12,024,147)	(10,387,913)
Amortization of value of insurance business acquired	141,873	206,787
Allowance for mortgage loan losses	(145,249)	17,222
Provision for deferred federal income tax expense	709,404	326,460
Interest credited to policyholders	11,252,165	11,298,057
Change in assets and liabilities:
Accrued investment income	785,898	(1,453,997)
Recoverable from reinsurers	360,973	668,024
Funds under coinsurance agreement	48,503,962	10,567,881
Agents' balances and due premiums	(117,263)	(113,357)
Other assets (excludes change in receivable for securities of ($5,002,173) and ($19,113) in 2024 and 2023, respectively)	8,607,486	(1,801,885)
Future policy benefits	9,940,862	9,807,021
Policy claims	119,878	(641,655)
Other policy liabilities	5,304	152,207
Other liabilities (excludes change in payable for securities purchased of ($1,750) and ($144,391 in 2024 and 2023, respectively)	11,397,806	(8,494,671)
Net cash provided by operating activities	89,277,189	18,745,438

Investing activities
Purchases of fixed maturity securities	(44,428,047)	(23,059,489)
Maturities of fixed maturity securities	3,235,000	505,000
Sales of fixed maturity securities	2,882,457	4,428,942
Purchases of equity securities	(67,936)	(104,047)
Sale of equity securities	5	-
Joint venture distributions	73,265	100,164
Purchases of mortgage loans	(72,776,142)	(101,131,636)
Payments on mortgage loans	105,475,704	105,515,062
Purchases of other long-term investments	(5,589,676)	(6,109,759)
Payments on other long-term investments	11,137,871	14,300,767
Sale of real estate	12,637	-
Net change in policy loans	(593,686)	(405,279)
Net change in short-term investments	(453,092)	1,565,404
Net change in receivable and payable for securities sold and purchased	(5,003,923)	(163,504)
Net cash used in investing activities	(6,095,563)	(4,558,375)

Financing activities
Policyholders' account deposits	99,736,795	66,492,731
Policyholders' account withdrawals	(151,653,839)	(76,096,655)
Net cash used in financing activities	(51,917,044)	(9,603,924)

Increase in cash and cash equivalents	31,264,582	4,583,139
Cash and cash equivalents, beginning of period	33,839,741	33,542,725
Cash and cash equivalents, end of period	$65,104,323	$38,125,864

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the Nine months ended September 30, 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,285,621 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

Nine Months Ended
September 30, 2024
Reductions in mortgage loans due to foreclosure	$1,285,621
Investment real estate held-for-sale acquired through foreclosure	(1,285,621)
Net cash used in investing activities	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
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

The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2023.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2024 through the date that these financial statements have been issued.

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
September 30, 2024
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
September 30, 2024
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
September 30, 2024
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

The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule became effective in December 2023.

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this September 30, 2024 Form 10-Q.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale as of September 30, 2024 and December 31, 2023 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2024 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$3,842,947	$34,269	$-	$3,877,216
States and political subdivisions	9,123,812	137,836	222,884	9,038,764
U.S. government agency mortgage backed securities	33,624,212	473,278	1,801	34,095,689
Commercial mortgage-backed securities	16,554,830	55,545	1,384,908	15,225,467
Residential mortgage-backed securities	9,918	4,660	-	14,578
Corporate bonds	90,188,897	338,042	4,542,477	85,984,462
Asset-backed securities	14,822,309	92,995	616,261	14,299,043
Exchange traded securities	1,097,104	-	611,104	486,000
Foreign bonds	29,553,549	102,023	1,196,724	28,458,848
Redeemable preferred securities	1,250,000	-	193,000	1,057,000
Total fixed maturity securities	$200,067,578	$1,238,648	$8,769,159	$192,537,067
Fixed maturity securities held in trust under coinsurance agreement	$23,886,882	$20,805	$3,815,650	$20,092,037

	December 31, 2023
Fixed maturity securities
U.S. government and U.S. government agencies	$3,806,419	$14,360	$22,495	$3,798,284
States and political subdivisions	9,773,549	97,215	338,894	9,531,870
U.S. government agency mortgage backed securities	10,097,479	208,985	-	10,306,464
Commercial mortgage-backed securities	10,629,003	-	2,157,465	8,471,538
Residential mortgage-backed securities	9,986	4,328	-	14,314
Corporate bonds	85,901,454	65,239	6,625,386	79,341,307
Asset-backed securities	12,466,601	43,424	1,017,529	11,492,496
Exchange traded securities	882,631	-	406,631	476,000
Foreign bonds	27,091,108	24,186	1,902,619	25,212,675
Redeemable preferred securities	1,250,000	-	194,000	1,056,000
Total fixed maturity securities	$161,908,230	$457,737	$12,665,019	$149,700,948
Fixed maturity securities held in trust under coinsurance agreement	$56,824,160	$53,496	$5,226,397	$51,651,259

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2024 and December 31, 2023 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2024 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$617,044	$7,956	1
U.S. government agency mortgage backed securities	2,172,407	1,801	3
Corporate bonds	2,567,594	29,052	10
Redeemable preferred securities	675,000	75,000	2
Foreign bonds	301,344	2,214	1
Total less than 12 months in an unrealized loss position	6,333,389	116,023	17
More than 12 months in an unrealized loss position
States and political subdivisions	3,260,592	214,928	18
Commercial mortgage-backed securities	9,262,256	1,384,908	24
Corporate bonds	66,349,701	4,513,425	187
Asset-backed securities	7,462,253	616,261	20
Exchange traded securities	486,000	611,104	2
Redeemable preferred securities	382,000	118,000	2
Foreign bonds	21,903,919	1,194,510	57
Total more than 12 months in an unrealized loss position	109,106,721	8,653,136	310
Total fixed maturity securities in an unrealized loss position	$115,440,110	$8,769,159	327
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$1,398,148	$1,852	2
Total more than 12 months in an unrealized loss position	17,414,010	3,813,798	74
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$18,812,158	$3,815,650	76

	December 31, 2023
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$231,010	$100	1
States and political subdivisions	120,734	588	1
Corporate bonds	3,762,988	78,589	14
Foreign bonds	502,835	8,573	2
Total less than 12 months in an unrealized loss position	4,617,567	87,850	18
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,876,612	22,395	3
States and political subdivisions	4,411,017	338,306	21
Commercial mortgage-backed securities	8,471,538	2,157,465	24
Corporate bonds	72,550,042	6,546,797	214
Asset-backed securities	7,390,830	1,017,529	20
Exchange traded securities	476,000	406,631	2
Foreign bonds	23,164,587	1,894,046	61
Redeemable preferred securities	306,000	194,000	2
Total more than 12 months in an unrealized loss position	118,646,626	12,577,169	347
Total fixed maturity securities in an unrealized loss position	$123,264,193	$12,665,019	365
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$1,400,820	$5,810	7
Total more than 12 months in an unrealized loss position	47,082,945	5,220,587	180
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$48,483,765	$5,226,397	187

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

As of September 30, 2024, the Company held 327 available-for-sale fixed maturity securities with an unrealized loss of $8,769,159 fair value of $115,440,110 and amortized cost of $124,209,269. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2024. The ratio of the fair value to the amortized cost of these 327 securities is 93%.

As of December 31, 2023, the Company held 365 available-for-sale fixed maturity securities with an unrealized loss of $12,665,019, fair value of $123,264,193 and amortized cost of $135,929,212. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2023. The ratio of the fair value to the amortized cost of these 365 securities is 91%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the nine months ended September 30, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	September 30, 2024	December 31, 2023

Beginning balance	$(430,470)	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	-	(291,185)
Current estimate of credit losses	(192,224)	(139,285)
Ending balance	$(622,694)	$(430,470)

Net unrealized gains (losses) included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2024 and December 31, 2023, are summarized as follows:

	(Unaudited)
	September 30, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(7,530,511)	$(12,207,282)
Adjustment to deferred acquisition costs	(12,998)	3,094
Deferred income taxes	1,584,136	2,562,880
Net unrealized appreciation (depreciation) on available-for-sale securities	$(5,959,373)	$(9,641,308)

Assets held in trust under coinsurance agreement
Unrealized appreciation (depreciation) on fixed maturity securities available-for-sale	$(3,794,845)	$(5,172,901)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

The Company’s investment in lottery prize cash flows categorized as other long-term investments in the statement of financial position was $59,366,184 and $61,487,939 as of September 30, 2024 and December 31, 2023, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2024, by contractual maturity, are summarized as follows:

	September 30, 2024 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Other Long-Term Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,735,004	$4,747,011	$13,971,686	$14,163,731
Due after one year through five years	44,536,963	43,344,606	30,151,893	32,368,836
Due after five years through ten years	32,641,025	31,294,273	10,280,110	12,330,428
Due after ten years	100,339,838	96,854,132	4,962,495	7,021,635
Due at multiple maturity dates	17,814,748	16,297,045	-	-
	$200,067,578	$192,537,067	$59,366,184	$65,884,630

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of September 30, 2024, by contractual maturity, are summarized as follows:

	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$624,355	$621,487
Due after one year through five years	2,547,229	2,490,158
Due after five years through ten years	3,418,063	3,308,443
Due after ten years	14,502,736	11,189,496
Due at multiple maturity dates	2,794,499	2,482,453
	$23,886,882	$20,092,037

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2024	2023	2024	2023	2024	2023	2024	2023
Proceeds	$2,665,956	$1,915,384	$5	$-	$32,613,850	$-	$12,637	$-
Gross realized gains	164	32,207	-	-	31,632	-	3,143	-
Gross realized losses	(4,506)	(16,695)	(4)	-	-	-	-	-
Loss on impairments	-	-	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2024	2023	2024	2023	2024	2023	2024	2023
Proceeds	$6,117,457	$4,428,942	$5	$-	$105,475,704	$-	$12,637	$-
Gross realized gains	25,329	50,168	-	-	91,490	-	3,143	-
Gross realized losses	(73,784)	(84,259)	(4)	-	(34,442)	-	-	-
Loss on impairments	-	-	-	-	-	-	(129,436)	-

The accumulated change in unrealized investment losses for fixed maturity available-for-sale for the three and nine months ended September 30, 2024 and 2023 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$6,226,020	$(4,568,559)	$4,676,771	$(2,807,073)
Fixed maturity securities held in trust under coinsurance agreement	1,293,761	(1,225,668)	1,378,056	(639,686)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(4,342)	15,512	(48,455)	(34,091)
Fixed maturity securities credit losses	(55,652)	(27,010)	(192,224)	(110,642)
Equity securities	(4)	-	(4)	-
Equity securities, changes in fair value	(69,951)	34,885	(34,586)	24,599
Mortgage loans on real estate	31,632	-	57,048	-
Investment real estate	3,143	-	3,143	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Fixed maturity securities	$2,348,993	$1,594,399	$6,019,101	$4,627,453
Equity securities	23,989	62,603	76,741	168,718
Other long-term investments	1,134,163	1,178,250	3,426,374	3,825,719
Mortgage loans	4,239,027	5,033,381	13,677,004	14,351,796
Policy loans	77,148	61,720	211,938	175,680
Short-term and other investments	716,389	793,653	1,851,753	2,063,066
Gross investment income	8,539,709	8,724,006	25,262,911	25,212,432
Investment expenses	(670,542)	(538,072)	(1,767,450)	(1,952,286)
Net investment income	$7,869,167	$8,185,934	$23,495,461	$23,260,146

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2024 and December 31, 2023, these required deposits, included in investment assets, had amortized costs that totaled $6,320,889 and $4,609,927, respectively. As of September 30, 2024 and December 31, 2023, these required deposits had fair values that totaled $6,353,664 and $4,596,130, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)
	September 30, 2024	December 31, 2023
Residential mortgage loans	$193,594,885	$224,258,534

Commercial mortgage loans by property type
Agricultural	244,846	986,207
Apartment	2,795,618	3,108,829
Industrial	367,285	1,267,264
Lodging	23,985	24,727
Office building	4,594,136	5,652,487
Retail	4,408,266	4,533,399
Total commercial mortgage loans by property type	12,434,136	15,572,913
Total mortgage loans	$206,029,021	$239,831,447

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$12,559,008	$27,714,891
Less unearned interest on mortgage loans	5,219	133,010

Total mortgage loans held in trust under coinsurance agreement	$12,553,789	$27,581,881

There were 29 mortgage loans with a remaining principal balance of $7,930,818 that were more than 90 days past due as of September 30, 2024. There were 22 mortgage loans with a remaining principal balance of $6,382,227 that were more than 90 days past due as of September 30, 2023.

There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,473,626 as of September 30, 2024. There were five mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,595,907 as of September 30, 2023.

The Company’s investment real estate as of September 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	September 30, 2024	December 31, 2023
Land - held for investment	$411,000	$540,436
Residential real estate - held for sale	2,041,094	764,967
Total investment in real estate	$2,452,094	$1,305,403

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

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,285,621 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

2. Investments (continued)

During 2024, the Company sold investment real estate property with an aggregate carrying value of $9,494. The Company recorded a gross realized investment gain on sale of $3,143 based on an aggregate sales price of $12,637.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2024 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,877,216	$-	$3,877,216
States and political subdivisions	-	9,038,764	-	9,038,764
U.S. government angency mortgage backed securities	-	34,095,689	-	34,095,689
Commercial mortgage-backed securities	-	15,225,467	-	15,225,467
Residential mortgage-backed securities	-	14,578	-	14,578
Corporate bonds	-	85,984,462	-	85,984,462
Asset-backed securities	-	14,299,043	-	14,299,043
Exchange traded securities	-	486,000	-	486,000
Foreign bonds	-	28,458,848	-	28,458,848
Redeemable preferred securities	-	1,057,000	-	1,057,000
Total fixed maturity securities	$-	$192,537,067	$-	$192,537,067
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$20,092,037	$-	$20,092,037
Equity securities
Mutual funds	$-	$53,642	$-	$53,642
Corporate common stock	266,053	-	59,911	325,964
Total equity securities	$266,053	$53,642	$59,911	$379,606

	December 31, 2023
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,798,284	$-	$3,798,284
States and political subdivisions	-	9,531,870	-	9,531,870
U.S. government agency mortgage backed securities	-	10,306,464	-	10,306,464
Commercial mortgage-backed securities	-	8,471,538	-	8,471,538
Residential mortgage-backed securities	-	14,314	-	14,314
Corporate bonds	-	79,341,307	-	79,341,307
Asset-backed securities	-	11,492,496	-	11,492,496
Exchange traded securities	-	476,000	-	476,000
Foreign bonds	-	25,212,675	-	25,212,675
Redeemable preferred securities	-	1,056,000	-	1,056,000
Total fixed maturity securities	$-	$149,700,948	$-	$149,700,948
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$51,651,259	$-	$51,651,259
Equity securities
Mutual funds	$-	$50,226	$-	$50,226
Corporate common stock	304,064	-	65,240	369,304
Total equity securities	$304,064	$50,226	$65,240	$419,530

As of September 30, 2024 and December 31, 2023, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
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

The Company’s equity securities are included in Level 1 and Level 2 and the private placement common stock and joint venture investment are included in Level 3. Level 1 for equity securities classified as such is appropriate since they trade on a daily basis, are based on quoted market prices in active markets and are based upon unadjusted prices. Level 2 for those equity securities classified as such is appropriate since they are not actively traded.

The Company’s fixed maturity available-for-sale securities and equity securities are highly liquid and allows for a high percentage of the portfolio to be priced through pricing services.

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)
	September 30, 2024	December 31, 2023

Beginning balance	$65,240	$53,996
Joint venture net income	67,936	130,550
Joint venture distribution	(73,265)	(119,306)
Ending balance	$59,911	$65,240

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2024 and December 31, 2023, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2024 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$12,434,136	$12,742,487	$-	$-	$12,742,487
Residential	193,594,885	204,442,711	-	-	204,442,711
Policy loans	4,067,802	4,067,802	-	-	4,067,802
Short-term investments	751,349	751,349	751,349	-	-
Other long-term investments	59,366,184	65,884,630	-	-	65,884,630
Cash and cash equivalents	65,104,323	65,104,323	65,104,323	-	-
Accrued investment income	5,428,561	5,428,561	-	-	5,428,561
Total financial assets	$340,747,240	$358,421,863	$65,855,672	$-	$292,566,191
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,559,008	$12,559,008	$-	$-	$12,559,008
Less unearned interest on mortgage loans	5,219	5,219	-	-	5,219
Cash and cash equivalents	1,947,947	1,947,947	1,947,947	-	-
Total financial assets held in trust under coinsurance agreement	$14,501,736	$14,501,736	$1,947,947	$-	$12,553,789

Policyholders' account balances	$397,299,695	$347,270,650	$-	$-	$347,270,650
Policy claims	2,530,121	2,530,121	-	-	2,530,121
Total financial liabilities	$399,829,816	$349,800,771	$-	$-	$349,800,771

	December 31, 2023
Financial assets
Mortgage loans on real estate
Commercial	$15,572,913	$14,803,724	$-	$-	$14,803,724
Residential	224,258,534	196,514,414	-	-	196,514,414
Policy loans	3,474,116	3,474,116	-	-	3,474,116
Short-term investments	298,257	298,257	298,257	-	-
Other long-term investments	61,487,939	68,023,717	-	-	68,023,717
Cash and cash equivalents	33,839,741	33,839,741	33,839,741	-	-
Accrued investment income	6,214,459	6,214,459	-	-	6,214,459
Total financial assets	$345,145,959	$323,168,428	$34,137,998	$-	$289,030,430
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,714,891	$27,714,891	$-	$-	$27,714,891
Less unearned interest on mortgage loans	133,010	133,010	-	-	133,010
Cash and cash equivalents	711,733	711,733	711,733	-	-
Total financial assets held in trust under coinsurance agreement	$28,293,614	$28,293,614	$711,733	$-	$27,581,881
Financial liabilities
Policyholders' account balances	$391,247,676	$344,806,580	$-	$-	$344,806,580
Policy claims	2,410,243	2,410,243	-	-	2,410,243
Total financial liabilities	$393,657,919	$347,216,823	$-	$-	$347,216,823

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Revenues:
Life insurance operations	$12,601,421	$12,021,281	$36,734,430	$34,261,450
Annuity operations	6,042,833	6,146,683	17,486,538	18,536,138
Corporate operations	777,267	2,083,113	1,885,891	3,194,303
Total	$19,421,521	$20,251,077	$56,106,859	$55,991,891
Income before income taxes:
Life insurance operations	$1,726,285	$1,526,550	$4,653,934	$2,380,841
Annuity operations	362,359	682,237	1,131,076	2,450,351
Corporate operations	300,252	1,838,214	669,830	2,362,932
Total	$2,388,896	$4,047,001	$6,454,840	$7,194,124
Depreciation and amortization expense:
Life insurance operations	$2,270,402	$1,900,706	$6,556,495	$5,590,543
Annuity operations	544,101	353,671	1,350,021	1,085,023
Total	$2,814,503	$2,254,377	$7,906,516	$6,675,566

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets:
Life insurance operations	$167,836,515	$164,653,497
Annuity operations	486,920,185	495,979,724
Corporate operations	11,703,471	11,388,314
Total	$666,460,171	$672,021,535

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2023 U.S. federal income tax return filed on October 8, 2024, the 2021 through 2023 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
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
September 30, 2024
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, 2024 and 2023 (Unaudited)
	Unrealized
	Depreciation		Accumulated
	on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	loss
Balance as of July 1, 2024	$(10,867,673)	$2,532	$(10,865,141)
Other comprehensive income before reclassifications, net of tax	4,915,125	(12,787)	4,902,338
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(3,430)	-	(3,430)
Other comprehensive income	4,918,555	(12,787)	4,905,768
Balance as of September 30, 2024	$(5,949,118)	$(10,255)	$(5,959,373)

Balance as of July 1, 2023	$(12,702,105)	$3,461	$(12,698,644)
Other comprehensive loss before reclassifications, net of tax	(3,596,907)	843	(3,596,064)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	12,255	-	12,255
Other comprehensive loss	(3,609,162)	843	(3,608,319)
Balance as of September 30, 2023	$(16,311,267)	$4,304	$(16,306,963)

	Nine Months Ended September 30, 2024 and 2023 (Unaudited)
	Unrealized
	Depreciation		Accumulated
	on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive income before reclassifications, net of tax	3,656,369	(12,713)	3,643,656
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(38,279)	-	(38,279)
Other comprehensive income	3,694,648	(12,713)	3,681,935
Balance as of September 30, 2024	$(5,949,118)	$(10,255)	$(5,959,373)

Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive loss before reclassifications, net of tax	(2,244,520)	268	(2,244,252)
Less amounts reclassified from accumulated other comprehensive income (loss) having no credit losses, net of tax	(26,932)	-	(26,932)
Other comprehensive loss	(2,217,588)	268	(2,217,320)
Balance as of September 30, 2023	$(16,311,267)	$4,304	$(16,306,963)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$6,221,678	$1,306,553	$4,915,125
Reclassification adjustment for net losses included in operations having no credit losses	(4,342)	(912)	(3,430)
Net unrealized gains on investments	6,226,020	1,307,465	4,918,555
Adjustment to deferred acquisition costs	(16,186)	(3,399)	(12,787)
Total other comprehensive income	$6,209,834	$1,304,066	$4,905,768

	Three Months Ended September 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(4,553,047)	$(956,140)	$(3,596,907)
Reclassification adjustment for net gains included in operations having no credit losses	15,512	3,257	12,255
Net unrealized losses on investments	(4,568,559)	(959,397)	(3,609,162)
Adjustment to deferred acquisition costs	1,068	225	843
Total other comprehensive loss	$(4,567,491)	$(959,172)	$(3,608,319)

	Nine Months Ended September 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$4,628,316	$971,947	$3,656,369
Reclassification adjustment for net losses included in operations having no credit losses	(48,455)	(10,176)	(38,279)
Net unrealized gains on investments	4,676,771	982,123	3,694,648
Adjustment to deferred acquisition costs	(16,092)	(3,379)	(12,713)
Total other comprehensive income	$4,660,679	$978,744	$3,681,935

	Nine Months Ended September 30, 2023 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,841,164)	$(596,644)	$(2,244,520)
Reclassification adjustment for net losses included in operations having no credit losses	(34,091)	(7,159)	(26,932)
Net unrealized losses on investments	(2,807,073)	(589,485)	(2,217,588)
Adjustment to deferred acquisition costs	340	72	268
Total other comprehensive loss	$(2,806,733)	$(589,413)	$(2,217,320)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(4,342)	$15,512	$(48,455)	$(34,091)
Income tax expense (benefit) (b)	(912)	3,257	(10,176)	(7,159)
Total reclassification adjustments	$(3,430)	$12,255	$(38,279)	$(26,932)

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of September 30, 2024, $1,127,400of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2024, $1,111,014 of that escrow amount is available to the Company as additional collateral on $4,542,681 of advances to the loan originator. The remaining September 30, 2024 escrow amount of $16,386 is available to the Company as additional collateral on its investment of $3,277,276 in residential mortgage loans on real estate. In addition, the Company has an additional $1,018,853 allowance for possible loan losses in the remaining $202,751,745 of investments in mortgage loans on real estate as of September 30, 2024.

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

As of September 30, 2024, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,300,000 of loans to this mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2024 and 2023 are summarized as follows (excluding $3,277,276 and $11,518,652 of mortgage loans on real estate as of September 30, 2024 and 2023, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$933,517	$1,076,628	$72,239	$83,246	$1,005,756	$1,159,874
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	22,853	(18,002)	(9,756)	(4,202)	13,097	(22,204)
Allowance, ending	$956,370	$1,058,626	$62,483	$79,044	$1,018,853	$1,137,670

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$956,370	$1,058,626	$62,483	$79,044	$1,018,853	$1,137,670

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$190,317,609	$210,666,578	$12,434,136	$15,729,803	$202,751,745	$226,396,381

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(129,549)	28,202	(15,700)	(10,980)	(145,249)	17,222
Allowance, ending	$956,370	$1,058,626	$62,483	$79,044	$1,018,853	$1,137,670

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$956,370	$1,058,626	$62,483	$79,044	$1,018,853	$1,137,670

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$190,317,609	$210,666,578	$12,434,136	$15,729,803	$202,751,745	$226,396,381

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Over 70% to 80%	$61,625,641	$75,718,654	$2,092,934	$2,099,950	$63,718,575	$77,818,604
Over 60% to 70%	53,711,603	65,525,308	1,707,093	2,958,186	55,418,696	68,483,494
Over 50% to 60%	31,472,270	38,548,660	1,237,765	1,809,817	32,710,035	40,358,477
Over 40% to 50%	22,127,725	22,283,148	3,647,961	2,394,557	25,775,686	24,677,705
Over 30% to 40%	12,861,945	10,056,308	2,006,566	3,817,212	14,868,511	13,873,520
Over 20% to 30%	7,644,202	7,929,094	460,872	463,856	8,105,074	8,392,950
Over 10% to 20%	2,963,776	3,178,001	435,195	1,714,394	3,398,971	4,892,395
10% or less	1,187,723	1,019,361	845,750	314,941	2,033,473	1,334,302
Total	$193,594,885	$224,258,534	$12,434,136	$15,572,913	$206,029,021	$239,831,447

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

The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule became effective in December 2023.

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this September 30, 2024 Form 10-Q.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2024 and 2023

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$10,794,062	$9,973,566	$820,496
Net investment income	7,869,167	8,185,934	(316,767)
Net realized investment gains (losses)	(95,174)	23,387	(118,561)
Service fees	810,027	1,437,116	(627,089)
Other income	43,439	631,074	(587,635)
Total revenues	19,421,521	20,251,077	(829,556)
Benefits and claims	11,554,420	11,421,935	132,485
Expenses	5,478,205	4,782,141	696,064
Total benefits, claims and expenses	17,032,625	16,204,076	828,549
Income before federal income tax expense	2,388,896	4,047,001	(1,658,105)
Federal income tax expense	447,612	863,773	(416,161)
Net income	$1,941,284	$3,183,228	$(1,241,944)
Net income per common share
Class A common stock	$0.2050	$0.3361	$(0.1311)
Class B common stock	$0.1742	$0.2857	$(0.1115)

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$30,747,471	$28,681,414	$2,066,057
Net investment income	23,495,461	23,260,146	235,315
Net realized investment losses	(215,078)	(120,134)	(94,944)
Loss on impairments	(129,436)	-	(129,436)
Service fees	1,556,193	3,530,958	(1,974,765)
Other income	652,248	639,507	12,741
Total revenues	56,106,859	55,991,891	114,968
Benefits and claims	33,460,505	33,706,130	(245,625)
Expenses	16,191,514	15,091,637	1,099,877
Total benefits, claims and expenses	49,652,019	48,797,767	854,252
Income before federal income tax expense	6,454,840	7,194,124	(739,284)
Federal income tax expense	1,329,423	1,493,891	(164,468)
Net income	$5,125,417	$5,700,233	$(574,816)
Net income per common share
Class A common stock	$0.5412	$0.6019	$(0.0607)
Class B common stock	$0.4600	$0.5116	$(0.0516)

Consolidated Condensed Financial Position as of September 30, 2024 and December 31, 2023

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 to 2023

Investment assets	$465,583,123	$456,517,640	$9,065,483
Assets held in trust under coinsurance agreement	34,582,412	79,940,459	(45,358,047)
Other assets	166,294,636	135,563,436	30,731,200
Total assets	$666,460,171	$672,021,535	$(5,561,364)

Policy liabilities	$533,755,806	$517,637,743	$16,118,063
Funds withheld under coinsurance agreement	33,686,270	77,257,253	(43,570,983)
Deferred federal income taxes	5,916,337	4,228,189	1,688,148
Other liabilities	20,278,198	8,882,142	11,396,056
Total liabilities	593,636,611	608,005,327	(14,368,716)
Shareholders' equity	72,823,560	64,016,208	8,807,352
Total liabilities and shareholders' equity	$666,460,171	$672,021,535	$(5,561,364)

Shareholders' equity per common share
Class A common stock	$7.6897	$6.7597	$0.9300
Class B common stock	$6.5362	$5.7457	$0.7905

Results of Operations – Three Months Ended September 30, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$10,794,062	$9,973,566	$820,496
Net investment income	7,869,167	8,185,934	(316,767)
Net realized investment gains (losses)	(95,174)	23,387	(118,561)
Service fees	810,027	1,437,116	(627,089)
Other income	43,439	631,074	(587,635)
Total revenues	$19,421,521	$20,251,077	$(829,556)

The $829,556 decrease in total revenues for the three months ended September 30, 2024 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$1,075,798	$787,295	$288,503
Ordinary life renewal	2,365,493	1,973,795	391,698
Final expense first year	862,882	872,876	(9,994)
Final expense renewal	6,489,889	6,339,600	150,289
Total premiums	$10,794,062	$9,973,566	$820,496

The $820,496 increase in premiums for the three months ended September 30, 2024 is primarily due to a $391,698 increase in ordinary life renewal premiums, $288,503 increase in ordinary life first year premiums and $150,289 increase in final expense renewal premiums that exceeded a $9,994 decrease in final expense first year premiums.

The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines that are relaxed compared to our restricted underwriting standards.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$2,348,993	$1,594,399	$754,594
Equity securities	23,989	62,603	(38,614)
Other long-term investments	1,134,163	1,178,250	(44,087)
Mortgage loans	4,239,027	5,033,381	(794,354)
Policy loans	77,148	61,720	15,428
Short-term and other investments	716,389	793,653	(77,264)
Gross investment income	8,539,709	8,724,006	(184,297)
Investment expenses	(670,542)	(538,072)	132,470
Net investment income	$7,869,167	$8,185,934	$(316,767)

The $184,297 decrease in gross investment income for the three months ended September 30, 2024 is primarily due to $794,354 decrease in mortgage loans and a $77,264 decrease in short-term and other investments that exceeded a $754,594 increase in fixed maturity securities.

The decrease in mortgage loans is primarily due to decreased mortgage loans investments of $31.9 million since September 30, 2023. The decline in short-term and other investments is primarily due to a decreased gross yield of 4.49% in 2024 compared to 7.83% in 2023. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $50.9 million since September 30, 2023.

The $132,740 increase in investment expense for the three months ended September 30, 2024 is primarily due to increased mortgage loan acquisition expenses.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds	$2,665,956	$1,915,384	$750,572
Amortized cost at sale date	2,670,298	1,899,872	770,426
Net realized gains (losses)	$(4,342)	$15,512	$(19,854)
Equity securities:
Sale proceeds	$5	$-	$5
Cost at sale date	9	-	9
Net realized losses	$(4)	$-	$(4)
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$32,613,850	$-	$32,613,850
Principal collections	32,582,218	-	32,582,218
Net realized gans	$31,632	$-	$31,632
Investment real estate:
Sale proceeds	$12,637	$-	$12,637
Carrying value at sale date	9,494	-	9,494
Net realized gains	$3,143	$-	$3,143

Equity securities, changes in fair value	$(69,951)	$34,885	$(104,836)
Changes in current estimate of credit losses	$(55,652)	$(27,010)	$(28,642)

Net realized investment gains (losses)	$(95,174)	$23,387	$(118,561)

Service Fees

The $627,089 decrease in service fees for the three months ended September 30, 2024 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $587,635 decrease in other income for the three months ended September 30, 2024 is primarily due to a decline in interest on collateralized loans from an investment vendor.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$3,731,925	$3,733,264	$(1,339)
Death benefits	3,049,217	3,235,121	(185,904)
Surrenders	693,011	489,729	203,282
Interest credited to policyholders	3,984,360	3,876,088	108,272
Dividend, endowment and supplementary life contract benefits	95,907	87,733	8,174
Total benefits and claims	11,554,420	11,421,935	132,485
Expenses
Policy acquisition costs deferred	(4,757,508)	(2,987,689)	(1,769,819)
Amortization of deferred policy acquisition costs	2,767,806	2,189,089	578,717
Amortization of value of insurance business acquired	46,697	65,288	(18,591)
Commissions	4,773,779	2,962,287	1,811,492
Other underwriting, insurance and acquisition expenses	2,647,431	2,553,166	94,265
Total expenses	5,478,205	4,782,141	696,064
Total benefits, claims and expenses	$17,032,625	$16,204,076	$828,549

The $828,549 increase in total benefits, claims and expenses for the three months ended September 30, 2024 is discussed below.

Benefits and Claims

The $132,485 increase in benefits and claims for the three months ended September 30, 2024 is primarily due to the following:

●	$203,282 increase in surrenders is based upon policyholder election.

●	$108,272 increase in interest credited to policyholders is primarily due to an increased interest credit rate of 4.20% in 2024 compared to 3.80% in 2023.

●	$185,904 decrease in death benefits is primarily due to approximately $224,000 of decreased ordinary life benefits that exceeded $39,000 of increased final expense benefits.

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

For the three months ended September 30, 2024 and 2023, capitalized costs were $4,757,508 and $2,987,689, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2024 and 2023 were $2,767,806 and $2,189,089, respectively.

The $1,769,819 increase in 2024 acquisition costs deferred is primarily related to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. The $578,717 increase in 2024 amortization of deferred acquisition costs is due to 2024 life and annuity surrenders and withdrawal activity.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $46,697 and $65,288 for the three months ended September 30, 2024 and 2023, respectively, representing a $18,591 decrease.

Commissions

Our commissions for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Annuity	$1,747,347	$258,704	$1,488,643
Ordinary life first year	1,145,501	843,263	302,238
Ordinary life renewal	263,161	206,895	56,266
Final expense first year	1,019,524	1,059,015	(39,491)
Final expense renewal	598,246	594,410	3,836
Total commissions	$4,773,779	$2,962,287	$1,811,492

The $1,811,492 increase in commissions for the three months ended September 30, 2024 is primarily due to a $1,488,643 increase annuity commissions (corresponding to $43,428,859 of increased annuity deposits retained) and a $302,238 increase in ordinary life first year commissions (corresponding to $288,503 increased ordinary life first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $94,265 increase in underwriting, insurance and acquisition expenses for the three months ended September 30, 2024 was primarily related to an increase in legal fees and third party administrative fees.

Federal Income Taxes

FTFC filed its 2023 consolidated federal income tax return with TLIC, FBLIC and TMC on October 8, 2024. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2024 and 2023, current income tax expense was $223,012 and $912,430, respectively. For the three months ended September 30, 2024 and 2023, deferred federal income tax expense (benefit) was $224,600 and ($48,657), respectively.

Net Income Per Common Share Basic

For the three months ended September 30, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2024, the net income allocated to the Class A shareholders of $1,923,668 is the total net income $1,941,284 less the net income allocated to the Class B shareholders $17,616. For the three months ended September 30, 2023, the net income allocated to the Class A shareholders of $3,154,342 is the total net income $3,183,228 less the net income allocated to the Class B shareholders $28,886.

The weighted average outstanding common shares basic for the three months ended September 30, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$12,601,421	$12,021,281	$580,140
Annuity operations	6,042,833	6,146,683	(103,850)
Corporate operations	777,267	2,083,113	(1,305,846)
Total	$19,421,521	$20,251,077	$(829,556)
Income (loss) before federal income taxes:
Life insurance operations	$1,726,285	$1,526,550	$199,735
Annuity operations	362,359	682,237	(319,878)
Corporate operations	300,252	1,838,214	(1,537,962)
Total	$2,388,896	$4,047,001	$(1,658,105)

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$820,496	$-	$-	$820,496
Net invesment income	(236,128)	(178,369)	97,730	(316,767)
Net realized investment losses	(25,830)	(92,731)	-	(118,561)
Service fees and other income	21,602	167,250	(1,403,576)	(1,214,724)
Total revenue	580,140	(103,850)	(1,305,846)	(829,556)

Benefits and claims
Increase in future policy benefits	(1,339)	-	-	(1,339)
Death benefits	(185,904)	-	-	(185,904)
Surrenders	203,282	-	-	203,282
Interest credited to policyholders	-	108,272	-	108,272
Dividend, endowment and supplementary life contract benefits	8,174	-	-	8,174
Total benefits and claims	24,213	108,272	-	132,485
Expenses
Policy acquisition costs deferred net of amortization	(21,488)	(1,169,614)	-	(1,191,102)
Amortization of value of insurance business acquired	(9,296)	(9,295)	-	(18,591)
Commissions	322,849	1,488,643	-	1,811,492
Other underwriting, insurance and acquisition expenses	64,127	(201,978)	232,116	94,265
Total expenses	356,192	107,756	232,116	696,064
Total benefits, claims and expenses	380,405	216,028	232,116	828,549
Income (loss) before federal income tax expense (benefit)	$199,735	$(319,878)	$(1,537,962)	$(1,658,105)

Results of Operations – Nine Months Ended September 30, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Premiums	$30,747,471	$28,681,414	$2,066,057
Net investment income	23,495,461	23,260,146	235,315
Net realized investment losses	(215,078)	(120,134)	(94,944)
Losses on impairments	(129,436)	-	(129,436)
Service fees	1,556,193	3,530,958	(1,974,765)
Other income	652,248	639,507	12,741
Total revenues	$56,106,859	$55,991,891	$114,968

The $114,968 increase in total revenues for the nine months ended September 30, 2024 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$2,677,370	$2,214,800	$462,570
Ordinary life renewal	6,229,613	4,981,173	1,248,440
Final expense first year	2,572,655	2,638,695	(66,040)
Final expense renewal	19,267,833	18,846,746	421,087
Total premiums	$30,747,471	$28,681,414	$2,066,057

The $2,066,057 increase in premiums for the nine months ended September 30, 2024 is primarily due to the $1,248,440 increase in ordinary life renewal premiums, $462,570 increase in ordinary life first year premiums and a $421,087 increase in final expense renewal premiums that exceeded a $66,040 decrease in final expense first year premiums.

The increase in ordinary life renewal premiums and ordinary life first year premiums primarily reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines that are relaxed compared to our restricted underwriting standards.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$6,019,101	$4,627,453	$1,391,648
Equity securities	76,741	168,718	(91,977)
Other long-term investments	3,426,374	3,825,719	(399,345)
Mortgage loans	13,677,004	14,351,796	(674,792)
Policy loans	211,938	175,680	36,258
Short-term and other investments	1,851,753	2,063,066	(211,313)
Gross investment income	25,262,911	25,212,432	50,479
Investment expenses	(1,767,450)	(1,952,286)	(184,836)
Net investment income	$23,495,461	$23,260,146	$235,315

The $50,479 increase in gross investment income for the nine months ended September 30, 2024 is primarily due to $1,391,648 increase in fixed maturity securities that exceeded a $674,792 decrease in mortgage loans, $399,345 decrease in other long-term investments and $211,313 decrease in short-term and other investments.

The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $50.9 million since September 30, 2023. The decrease in mortgage loans investment income is primarily due to decreased mortgage loans investments of $31.9 million since September 30, 2023. The decrease in other long-term investment is primarily due to decreased other long-term investment of $3.8 million since September 2023. The decline in short-term and other investments is primarily due to decreased gross yield of 4.94% in 2024 compared to 7.48% in 2023.

The $184,836 decrease in investment expense for the nine months ended September 30, 2024 is primarily due to decreased mortgage loan cost.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment losses for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds	$6,117,457	$4,428,942	$1,688,515
Amortized cost at sale date	6,165,912	4,463,033	1,702,879
Net realized losses	$(48,455)	$(34,091)	$(14,364)
Equity securities:
Sale proceeds	$5	$-	$5
Cost at sale date	9	-	9
Net realized losses	$(4)	$-	$(4)
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$105,475,704	$-	$105,475,704
Principal collections	105,418,656	-	105,418,656
Net realized gans	$57,048	$-	$57,048
Investment real estate:
Sale proceeds	$12,637	$-	$12,637
Carrying value at sale date	9,494	-	9,494
Net realized gains	$3,143	$-	$3,143

Equity securities, changes in fair value	$(34,586)	$24,599	$(59,185)
Changes in current estimate of credit losses	$(192,224)	$(110,642)	$(81,582)

Net realized losses	$(215,078)	$(120,134)	$(94,944)

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $1,974,765 decrease in service fees for the nine months ended September 30, 2024 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$10,148,709	$10,216,279	$(67,570)
Death benefits	9,930,857	10,344,418	(413,561)
Surrenders	1,852,209	1,590,861	261,348
Interest credited to policyholders	11,252,165	11,298,057	(45,892)
Dividend, endowment and supplementary life contract benefits	276,565	256,515	20,050
Total benefits and claims	33,460,505	33,706,130	(245,625)
Expenses
Policy acquisition costs deferred	(12,024,147)	(10,387,913)	(1,636,234)
Amortization of deferred policy acquisition costs	7,764,643	6,468,779	1,295,864
Amortization of value of insurance business acquired	141,873	206,787	(64,914)
Commissions	11,586,116	9,955,977	1,630,139
Other underwriting, insurance and acquisition expenses	8,723,029	8,848,007	(124,978)
Total expenses	16,191,514	15,091,637	1,099,877
Total benefits, claims and expenses	$49,652,019	$48,797,767	$854,252

The $854,252 increase in total benefits, claims and expenses for the nine months ended September 30, 2024 is discussed below.

Benefits and Claims

The $245,625 decrease in benefits and claims for the nine months ended September 30, 2024 is primarily due to the following:

●	$413,561 decrease in death benefits is primarily due to approximately $175,000 decreased ordinary life benefits and $237,000 of decreased final expense benefit.

●	$261,348 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the nine months ended September 30, 2024 and 2023, capitalized costs were $12,024,147 and $10,387,913, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2024 and 2023 were $7,764,643 and $6,468,779, respectively.

There was a $1,636,234 increase in 2024 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $1,295,864 increase in the 2024 amortization of deferred acquisition costs due to 2024 life and annuity surrenders and withdrawal activity.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $141,873 and $206,787 for the nine months ended September 30, 2024 and 2023, respectively, representing a $64,914 decrease.

Commissions

Our commissions for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Annuity	$3,245,713	$2,126,231	$1,119,482
Ordinary life first year	2,836,555	2,312,523	524,032
Ordinary life renewal	696,710	527,671	169,039
Final expense first year	3,025,890	3,206,040	(180,150)
Final expense renewal	1,781,248	1,783,512	(2,264)
Total commissions	$11,586,116	$9,955,977	$1,630,139

The $1,630,139 increase in commissions for the nine months ended September 30, 2024 is primarily due to a $1,119,482 increase annuity commissions (corresponding to $32,836,544 of increased annuity deposits retained), $524,032 increase in ordinary life first year commissions (corresponding to $462,570 increased ordinary life first year premiums) and a $169,039 increase in ordinary life renewal commissions (corresponding to $1,248,440 increased ordinary life renewal premiums) that exceed a $180,150 decrease in final expense first year commissions (corresponding to $66,040 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $124,978 decrease in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2024 was primarily related to an decrease in advisor fees and legal fees.

Federal Income Taxes

FTFC filed its 2023 consolidated federal income tax return with TLIC, FBLIC and TMC on October 8, 2024. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2024 and 2023, current income tax expense was $620,019 and $1,167,431, respectively. Deferred federal income tax expense was $709,404 and $326,460 for the nine months ended September 30, 2024 and 2023, respectively.

Net Income Per Common Share Basic

For the nine months ended September 30, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2024, the net income allocated to the Class A shareholders of $5,078,907 is the total net income $5,125,417 less the net income allocated to the Class B shareholders $46,510. For the nine months ended September 30, 2023, the net income allocated to the Class A shareholders of $5,648,507 is the total net income $5,700,233 less the net income allocated to the Class B shareholders $51,726.

The weighted average outstanding common shares basic for the nine months ended September 30, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$36,734,430	$34,261,450	$2,472,980
Annuity operations	17,486,538	18,536,138	(1,049,600)
Corporate operations	1,885,891	3,194,303	(1,308,412)
Total	$56,106,859	$55,991,891	$114,968
Income (loss) before income taxes:
Life insurance operations	$4,653,934	$2,380,841	$2,273,093
Annuity operations	1,131,076	2,450,351	(1,319,275)
Corporate operations	669,830	2,362,932	(1,693,102)
Total	$6,454,840	$7,194,124	$(739,284)

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,066,057	$-	$-	$2,066,057
Net invesment income	533,892	(531,274)	232,697	235,315
Net realized investment losses	(59,933)	(164,447)	-	(224,380)
Service fees and other income	(67,036)	(353,879)	(1,541,109)	(1,962,024)
Total revenue	2,472,980	(1,049,600)	(1,308,412)	114,968

Benefits and claims
Increase in future policy benefits	(67,570)	-	-	(67,570)
Death benefits	(413,561)	-	-	(413,561)
Surrenders	261,348	-	-	261,348
Interest credited to policyholders	-	(45,892)	-	(45,892)
Dividend, endowment and supplementary life contract benefits	20,050	-	-	20,050
Total benefits and claims	(199,733)	(45,892)	-	(245,625)
Expenses
Policy acquisition costs deferred net of amortization	108,195	(448,565)	-	(340,370)
Amortization of value of insurance business acquired	(32,457)	(32,457)	-	(64,914)
Commissions	510,657	1,119,482	-	1,630,139
Other underwriting, insurance and acquisition expenses	(186,775)	(322,893)	384,690	(124,978)
Total expenses	399,620	315,567	384,690	1,099,877
Total benefits, claims and expenses	199,887	269,675	384,690	854,252
Income (loss) before federal income taxes expense (benefits)	$2,273,093	$(1,319,275)	$(1,693,102)	$(739,284)

Consolidated Financial Condition

Our invested assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value
(amortized cost: $200,067,578 and $161,908,230 as of September 30, 2024 and December 31, 2023, respectively)	$192,537,067	$149,700,948	$42,836,119
Equity securities at fair value
(cost: $282,037 and $287,375 as of September 30, 2024 and December 31, 2023, respectively)	379,606	419,530	(39,924)
Mortgage loans on real estate	206,029,021	239,831,447	(33,802,426)
Investment real estate	2,452,094	1,305,403	1,146,691
Policy loans	4,067,802	3,474,116	593,686
Short-term investments	751,349	298,257	453,092
Other long-term investments	59,366,184	61,487,939	(2,121,755)
Total investments	$465,583,123	$456,517,640	$9,065,483

The increase in fixed maturity available-for-sale securities for the nine months ended September 30, 2024 and 2023, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Fixed maturity securities, available-for-sale, beginning	$149,700,948	$126,612,890
Purchases	44,428,047	23,059,489
Unrealized appreciation (depreciation)	4,676,771	(2,807,073)
Net realized investment losses	(240,679)	(144,733)
Sales proceeds	(2,882,457)	(4,428,942)
Maturities	(3,235,000)	(505,000)
Premium amortization	89,437	(133,454)
Increase	42,836,119	15,040,287
Fixed maturity securities, available-for-sale, ending	$192,537,067	$141,653,177

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Loss.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred stocks.

The increase and decrease in equity securities for the nine months ended September 30, 2024 and 2023, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Equity securities, beginning	$419,530	$399,633
Purchases	67,936	104,047
Sales proceeds	(5)	-
Joint venture distributions	(73,265)	(100,164)
Net realized investment losses, sale of securities	(4)	-
Net realized investment gains (losses), changes in fair value	(34,586)	24,599
Increase (decrease)	(39,924)	28,482
Equity securities, ending	$379,606	$428,115

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decrease in mortgage loans on real estate for the nine months ended September 30, 2024 and 2023, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Mortgage loans on real estate, beginning	$239,831,447	$242,314,128
Purchases	72,776,142	101,131,636
Accretion of discounts (premium amortization)	(19,540)	1,553
Net realized investment gains	57,048	-
Payments	(105,475,704)	(105,515,062)
Foreclosed - transferred to real estate	(1,285,621)	-
(Increase) decrease in allowance for bad debts	145,249	(17,222)
Decrease	(33,802,426)	(4,399,095)
Mortgage loans on real estate, ending	$206,029,021	$237,915,033

The increase in investment real estate for the nine months ended September 30, 2024 is summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Investment real estate, beginning	$1,305,403	$540,436
Real estate acquired through mortgage loans foreclosures	1,285,621	-
Net realized investment gains	3,143	-
Loss on impairments	(129,436)	-
Sales proceeds	(12,637)	-
Increase	1,146,691	-
Investment real estate, ending	$2,452,094	$540,436

The decrease in other long-term investments (composed of lottery receivables) for the nine months ended September 30, 2024 and 2023, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Other long-term investments, beginning	$61,487,939	$67,500,783
Purchases	5,589,676	6,109,759
Accretion of discount	3,426,440	3,825,790
Payments	(11,137,871)	(14,300,767)
Decrease	(2,121,755)	(4,365,218)
Other long-term investments, ending	$59,366,184	$63,135,565

Our assets other than invested assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023

Cash and cash equivalents	$65,104,323	$33,839,741	$31,264,582
Accrued investment income	5,428,561	6,214,459	(785,898)
Recoverable from reinsurers	9,992,701	10,353,674	(360,973)
Assets held in trust under coinsurance agreement	34,582,412	79,940,459	(45,358,047)
Agents' balances and due premiums	1,401,266	1,284,003	117,263
Deferred policy acquisition costs	65,038,520	60,795,108	4,243,412
Value of insurance business acquired	3,635,480	3,777,353	(141,873)
Other assets	15,693,785	19,299,098	(3,605,313)
Assets other than investment assets	$200,877,048	$215,503,895	$(14,626,847)

The $31,264,582 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $45,358,047 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Balance, beginning of year	$60,795,108	$56,183,785
Capitalization of commissions, sales and issue expenses	12,024,147	10,387,913
Amortization	(7,764,643)	(6,468,779)
Deferred acquisition costs allocated to investments	(16,092)	340
Increase	4,243,412	3,919,474
Balance, end of period	$65,038,520	$60,103,259

Our other assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023
Receivables for securities	$5,002,173	$-	$5,002,173
Advances to mortgage loan originator	4,542,681	4,487,715	54,966
Federal and state income taxes recoverable	4,500,393	10,845,790	(6,345,397)
Guaranty funds	769,413	723,767	45,646
Accrued management fee	379,596	345,148	34,448
Lease asset - right to use	295,286	369,107	(73,821)
Prepaid assets and deposits	171,093	141,172	29,921
Receivables from lottery vendor	-	278,207	(278,207)
Notes receivable	32,737	44,319	(11,582)
Other receivables	413	18,682	(18,269)
Advances to an independently owned investment firm	-	2,045,191	(2,045,191)
Total other assets	$15,693,785	$19,299,098	$(3,605,313)

There was a $6,345,397 decrease in federal and state income taxes recoverable primarily due to receiving a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

There was a $2,045,191 decrease in advances to an independently owned investment firm due to the full repayment of a promissory note.

There was a $278,207 decrease in receivables from a lottery vendor.

As of September 30, 2024, the Company had $5,002,173 in security receivables where the trade date and settlement date were in different financial reporting periods.

Our liabilities as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023

Policy liabilities
Policyholders' account balances	$397,299,695	$391,247,676	$6,052,019
Future policy benefits	133,670,392	123,729,530	9,940,862
Policy claims	2,530,121	2,410,243	119,878
Other policy liabilities	255,598	250,294	5,304
Total policy liabilities	533,755,806	517,637,743	16,118,063
Funds withheld under coinsurance agreement	33,686,270	77,257,253	(43,570,983)
Deferred federal income taxes	5,916,337	4,228,189	1,688,148
Other liabilities	20,278,198	8,882,142	11,396,056
Total liabilities	$593,636,611	$608,005,327	$(14,368,716)

The increase in policyholders’ account balances for the nine months ended September 30, 2024 and 2023, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Policyholders' account balances, beginning	$391,247,676	$391,359,944
Deposits	99,736,795	66,492,731
Withdrawals	(151,653,839)	(76,096,655)
Change in funds withheld under coinsurance agreement	46,716,898	11,013,097
Interest credited	11,252,165	11,298,057
Increase	6,052,019	12,707,230
Policyholders' account balances, ending	$397,299,695	$404,067,174

The $9,940,862 increase in future policy benefits during the nine months ended September 30, 2024 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $43,570,983 decrease in funds withheld under coinsurance agreement is due to significant 2024 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $1,688,148 increase in deferred federal income taxes during the nine months ended September 30, 2024 was due to $978,744 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and $709,404 of operating deferred federal tax expense.

Our other liabilities as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023
Suspense accounts payable	$13,865,903	$800,262	$13,065,641
Mortgage loans suspense	3,829,978	5,841,113	(2,011,135)
Accrued expenses payable	613,000	696,000	(83,000)
Guaranty fund assessments	713,000	713,000	-
Payable for securities purchased	5,332	7,082	(1,750)
Unclaimed funds	505,562	488,492	17,070
Lease liability	295,286	369,107	(73,821)
Accounts payable	374,281	53,804	320,477
Unearned investment income	138,314	115,166	23,148
Deferred revenue	33,000	41,250	(8,250)
Other payables, withholdings and escrows	(95,458)	(243,134)	147,676
Total other liabilities	$20,278,198	$8,882,142	$11,396,056

The $13,065,641 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $320,477 increase in account payable is primarily amounts owed to a lottery vendor and a consultant.

The $147,676 increase in other payables, withholdings and escrows is primarily due to a decrease in escrow advances.

The decrease in mortgage loan suspense of $2,011,135 is primarily due to timing of principal loan payments on mortgage loans.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2024, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2024, we had cash and cash equivalents totaling $65,104,323. As of September 30, 2024, cash and cash equivalents of $35,844,116 and $22,693,515, respectively, totaling $58,537,631 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $53,602,786 and $26,017,084 as of September 30, 2024 and December 31, 2023, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Net cash provided by operating activities	$89,277,189	$18,745,438	$70,531,751
Net cash used in investing activities	(6,095,563)	(4,558,375)	(1,537,188)
Net cash used in financing activities	(51,917,044)	(9,603,924)	(42,313,120)
Increase in cash and cash equivalents	31,264,582	4,583,139	26,681,443
Cash and cash equivalents, beginning of period	33,839,741	33,542,725	297,016
Cash and cash equivalents, end of period	$65,104,323	$38,125,864	$26,978,459

The cash provided by operating activities for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2024	2023	2024 less 2023
Premiums collected	$30,780,030	$28,578,567	$2,201,463
Net investment income collected	20,808,170	18,115,381	2,692,789
Service fees and other income collected	2,173,993	3,891,963	(1,717,970)
Death benefits paid	(9,450,006)	(10,318,049)	868,043
Surrenders paid	(1,852,209)	(1,590,861)	(261,348)
Dividends and endowments paid	(278,059)	(258,277)	(19,782)
Commissions paid	(11,729,141)	(10,048,411)	(1,680,730)
Other underwriting, insurance and acquisition expenses paid	(8,538,288)	(8,902,498)	364,210
Taxes received (paid)	5,725,378	(2,825,166)	8,550,544
Decreased advances to a independently owned investement firm	2,045,191	-	2,045,191
Decreased advances to an investment vendor	296,477	-	296,477
(Increased) decreased advances to mortgage loan originator	(54,966)	130,230	(185,196)
Increased (decreased) deposits of pending policy applications	13,065,641	(9,435,101)	22,500,742
Decreased funds under coinsurance agreement	48,503,962	10,567,882	37,936,080
Increased (decreased) mortgage loan suspense	(2,011,136)	1,013,151	(3,024,287)
Other	(207,848)	(173,373)	(34,475)
Net cash provided by operating activities	$89,277,189	$18,745,438	$70,531,751

Please see the statements of cash flows for the nine months ended September 30, 2024 and 2023 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2024 and December 31, 2023 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2024	December 31, 2023	2024 less 2023

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2024 and December 31, 2023, 9,631,920 issued as of September 30, 2024 and December 31, 2023, 9,384,340 outstanding as of September 30, 2024 and December 31, 2023)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2024 and December 31, 2023)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of September 30, 2024 and December 31, 2023)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(5,959,373)	(9,641,308)	3,681,935
Accumulated earnings	35,911,527	30,786,110	5,125,417
Total shareholders' equity	$72,823,560	$64,016,208	$8,807,352

The increase in shareholders’ equity of $8,807,352 for the nine months ended September 30, 2024 is due to $5,125,417 in net income and a $3,681,935 decrease in accumulated other comprehensive loss.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of $7,530,511 and $12,207,282 as of September 30, 2024 and December 31, 2023, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A decrease of $4,628,316 in unrealized losses arising for the nine months ended September 30, 2024 has been decreased by 2024 net realized investment losses of $48,455 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $4,676,771.

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

As of September 30, 2024, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 15.9% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2024, the Company has outstanding advances to this loan originator totaling $4,542,681. The advances are secured by $8,192,174 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,457,319 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2024, $1,127,400 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2024, $1,111,014 of that escrow amount is available to the Company as additional collateral on $4,542,681 of advances to the loan originator. The remaining September 30, 2024 escrow amount of $16,386 is available to the Company as additional collateral on its investment of $3,277,276 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 14, 2024	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 14, 2024	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer