Form 10-K
period 2024-12-31
First Trinity Financial CORP
filed 2025-03-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☑	Smaller reporting company: ☑
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2025, the registrant had 9,384,340 shares of Class A common stock, 0.01 par value, outstanding and 101,102 shares of Class B common stock, 0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2025 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

Company Capitalization

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2024, we have received $27,119,480 from the sale of our shares. The Company raised $1,450,000 from two private placements during 2004 and $25,669,480 from two public stock offerings and one private placement stock offering from June 22, 2005 through February 23, 2007; June 29, 2010 through April 30, 2012 and August 15, 2012 through March 8, 2013. The Company issued 7,347,488 shares of its common stock and incurred $3,624,518 of offering costs during these private placements and public stock offerings.

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

Please see Item 8 below and Note 11 to the consolidated financial statements as of and for the years ended December 31, 2024 and 2023 for additional information regarding segment information.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2024 and 2023, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2024
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$940,009	2.93%	$22,306	0.02%
Arizona	555,660	1.73%	1,209,314	0.86%
Arkansas	703,355	2.19%	190,258	0.14%
Colorado	1,015,152	3.17%	909	0.00%
Florida	89,843	0.28%	1,550,448	1.11%
Georgia	1,711,581	5.34%	3,185,002	2.27%
Illinois	1,950,364	6.09%	1,205,801	0.86%
Indiana	1,318,628	4.11%	6,494,206	4.64%
Kansas	1,624,449	5.07%	6,474,856	4.62%
Kentucky	1,012,984	3.16%	526,578	0.38%
Louisiana	977,336	3.05%	-	0.00%
Michigan	723,454	2.26%	2,302,557	1.64%
Minnesota	5,344	0.02%	1,018,473	0.73%
Mississippi	527,418	1.65%	707,675	0.51%
Missouri	1,592,662	4.97%	1,993,787	1.42%
Nebraska	410,874	1.28%	11,620,434	8.30%
North Carolina	3,604,383	11.25%	26,167,970	18.68%
North Dakota	77,322	0.24%	25,914,663	18.50%
Ohio	3,332,358	10.40%	2,196,163	1.57%
Oklahoma	1,012,009	3.16%	6,358,136	4.54%
Pennsylvania	1,097,077	3.42%	1,606,370	1.15%
South Carolina	38,131	0.12%	791,246	0.56%
South Dakota	14,725	0.05%	900,236	0.64%
Tennessee	1,226,524	3.83%	1,005,778	0.72%
Texas	4,799,546	14.96%	33,003,935	23.55%
Virginia	1,044,554	3.26%	2,458,685	1.76%
All other states	645,640	2.01%	1,163,091	0.83%
Total direct collected premiums and considerations	$32,051,382	100.00%	$140,068,877	100.00%

	Year Ended December 31, 2023
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$925,134	2.93%	$-	0.00%
Arizona	535,611	1.69%	824,122	1.22%
Arkansas	631,492	2.00%	5,002	0.01%
Colorado	964,553	3.05%	53,067	0.08%
Florida	86,616	0.27%	6,462	0.01%
Georgia	1,708,051	5.40%	1,046,986	1.54%
Illinois	1,991,234	6.30%	137,150	0.20%
Indiana	1,286,901	4.07%	3,380,944	4.99%
Kansas	1,716,912	5.43%	1,952,140	2.88%
Kentucky	1,009,116	3.19%	-	0.00%
Louisiana	892,269	2.82%	49,900	0.07%
Michigan	677,515	2.14%	255,029	0.38%
Minnesota	6,906	0.02%	235,977	0.35%
Mississippi	454,247	1.44%	11,650	0.02%
Missouri	1,626,367	5.15%	286,550	0.42%
Nebraska	392,476	1.24%	5,953,567	8.78%
North Carolina	3,441,716	10.89%	12,118,420	17.87%
North Dakota	75,454	0.24%	15,384,458	22.68%
Ohio	3,419,283	10.82%	1,725	0.00%
Oklahoma	1,044,670	3.31%	680,666	1.00%
Pennsylvania	1,211,847	3.83%	505,058	0.74%
South Carolina	34,346	0.11%	997,303	1.47%
South Dakota	10,615	0.03%	179,360	0.26%
Tennessee	1,170,322	3.70%	343,350	0.51%
Texas	4,750,577	15.05%	21,485,887	31.68%
Virginia	933,283	2.95%	1,166,022	1.72%
All other states	609,880	1.93%	758,074	1.12%
Total direct collected premiums and considerations	$31,607,393	100.00%	$67,818,869	100.00%

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

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $7,079,124 as of December 31, 2024. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,067,766 in 2025 without prior approval. FBLIC paid no dividends to TLIC in 2024 and 2023. TLIC has paid no dividends to FTFC.

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

Employees

As of March 10, 2025, the Company had nineteen full-time employees.

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

During 2024, the Company sold investment real estate property with an aggregate carrying value of $265,705. The Company recorded a gross realized investment gain on sale of $11,251 based on an aggregate sales price of $276,956.

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale. During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court once a trial date is set. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there are no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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

As of March 7, 2025, there were approximately 7,800 shareholders of the Company’s outstanding common stock.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

In March 2020, our Board formally adopted the 2019 Equity Incentive Plan which had been previously approved by our shareholders in 2019. Under the Plan, up to 1,000,000 shares of Class A Common Stock are authorized for issuance. No awards have been granted or shares issued pursuant to the Plan.

(e)	Performance Graph – Not Required

(f)	Purchases of Equity Securities by Issuer

The Company did not repurchase any of its shares of common stock during 2024 or 2023.

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

Investments in Fixed Maturity Securities

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The Company adopted this Update for year-end reporting in 2024 and will adopt for interim periods beginning in 2025.

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this December 31, 2024 Form 10-K.

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024.  This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted.  The Company anticipates adopting and disclosing the information required by this Update for year-end reporting in 2025.

Expense Disaggregation Disclosures

In November 2024, the FASB issued amendments (Accounting Standards Update 2024-03) to disclose more granular information about costs of sales and general and administrative expenses including employee compensation to improve the disclosure about a public enterprise’s expenses by providing more detailed information about the types of expenses commonly presented in expense captions such as costs of sales and general and administrative expenses.

The amendments in this Update require disclosing, in the notes to the financial statements, the following specified information about costs and expenses included in general captions on the face of the financial statements at each interim and annual reporting period of the entity: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e)  depreciation, depletion and amortization recognized as part of oil and gas producing activities or other amounts of depletion expenses.

An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information.  In addition, the amendments in this Update do not change or remove current expense disclosure requirements including those of specialized industries.

The amendments to this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.  Early adoption is permitted.  The Company anticipates adopting and disclosing the information required by this Update for year-end reporting in 2027 and interim reporting beginning in first quarter 2028.

Debt With Conversion and Other Options

In November 2024, the FASB issued amendments (Accounting Standards Update 2024-04) to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted as an induced conversion.  Under this Update, an inducement offer is required to provide the debt holder with, at a minimum, the consideration in form and amount issuable under the conversion privileges provided in the instrument.   If the convertible debt instrument has been exchanged, modified or deemed not substantially different within the one-year period before the settlement date, the current inducement offer should be compared to the inducement offer that existed one-year before the settlement date.

In addition, the incorporation, elimination or modification of a volume weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment; there is instead a need to assess whether the form and amount of the conversion consideration is preserves using the fair value of the shares as of the settlement date.  This induced conversion guidance applies to convertible debt instruments that are not currently convertible as long as there was a substantive conversion feature as of its issuance date or settlement date.

The amendments to this Update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within that annual reporting period.  Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06.  The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis.  The Company does not have or anticipate having any debt instruments and anticipates never being required to adopt the information required by this Update.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Premiums	$41,878,896	$38,912,934	$2,965,962
Net investment income	30,522,580	31,655,321	(1,132,741)
Net realized investment gains (losses)	264,821	(180,152)	444,973
Loss on impairments	(129,436)	-	(129,436)
Service fees	3,161,535	4,701,960	(1,540,425)
Other income	652,793	666,409	(13,616)
Total revenues	76,351,189	75,756,472	594,717
Benefits and claims	46,482,298	46,141,488	340,810
Expenses	21,792,600	19,552,536	2,240,064
Total benefits, claims and expenses	68,274,898	65,694,024	2,580,874
Income before federal income tax expense	8,076,291	10,062,448	(1,986,157)
Federal income tax expense	1,659,500	2,147,087	(487,587)
Net income	$6,416,791	$7,915,361	$(1,498,570)
Net income per common share
Class A common stock	$0.6776	$0.8358	$(0.1582)
Class B common stock	$0.5759	$0.7104	$(0.1345)

Consolidated Condensed Financial Position as of December 31, 2024 and 2023

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023

Investment assets	$493,388,984	$456,517,640	$36,871,344
Assets held in trust under coinsurance agreement	31,176,310	79,940,459	(48,764,149)
Other assets	161,883,604	135,563,436	26,320,168
Total assets	$686,448,898	$672,021,535	$14,427,363

Policy liabilities	$571,922,942	$517,637,743	$54,285,199
Funds withheld under coinsurance agreement	31,032,174	77,257,253	(46,225,079)
Deferred federal income taxes	4,023,492	4,228,189	(204,697)
Other liabilities	10,420,062	8,882,142	1,537,920
Total liabilities	617,398,670	608,005,327	9,393,343
Shareholders' equity	69,050,228	64,016,208	5,034,020
Total liabilities and shareholders' equity	$686,448,898	$672,021,535	$14,427,363

Shareholders' equity per common share
Class A common stock	$7.2913	$6.7597	$0.5316
Class B common stock	$6.1976	$5.7457	$0.4519

Results of Operations – Years Ended December 31, 2024 and 2023

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Premiums	$41,878,896	$38,912,934	$2,965,962
Net investment income	30,522,580	31,655,321	(1,132,741)
Net realized investment gains (losses)	264,821	(180,152)	444,973
Loss on impairments	(129,436)	-	(129,436)
Service fees	3,161,535	4,701,960	(1,540,425)
Other income	652,793	666,409	(13,616)
Total revenues	$76,351,189	$75,756,472	$594,717

The $594,717 increase in total revenues for the year ended December 31, 2024 is discussed below.

Premiums

Our premiums for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Ordinary life first year	$3,742,607	$3,074,078	$668,529
Ordinary life renewal	8,874,166	7,130,477	1,743,689
Final expense first year	3,423,413	3,498,043	(74,630)
Final expense renewal	25,838,710	25,210,336	628,374
Total premiums	$41,878,896	$38,912,934	$2,965,962

The $2,965,962 increase in premiums for the year ended December 31, 2024 is primarily due to the $1,743,689 increase in ordinary life renewal premiums, $668,529 increase in ordinary life first year premiums and $628,374 increase in final expense renewal premiums that exceeded a $74,630 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities	$8,534,951	$6,550,360	$1,984,591
Equity securities	135,911	118,780	17,131
Other long-term investments	4,444,639	4,948,734	(504,095)
Mortgage loans	17,079,731	19,678,014	(2,598,283)
Policy loans	291,170	240,385	50,785
Short-term and other investments	2,531,767	2,600,099	(68,332)
Gross investment income	33,018,169	34,136,372	(1,118,203)
Investment expenses	(2,495,589)	(2,481,051)	14,538
Net investment income	$30,522,580	$31,655,321	$(1,132,741)

The $1,118,203 decrease in gross investment income for the year ended December 31, 2024 is primarily due to $2,598,283 decrease in mortgage loans and a $504,095 decrease in other long-term investments that exceeded a $1,984,591 increase in fixed maturity securities.

The decrease in mortgage loans investment income is primarily due to decreased mortgage loans investments of $30.5 million since December 31, 2023. The decrease in other long-term investment is primarily due to decreased other long-term investment of $3.3 million since December 31, 2023. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $64.0 million since December 31, 2023.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, other long-term investments, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$15,179,021	$5,287,601	$9,891,420
Amortized cost at sale date	15,278,204	5,339,617	9,938,587
Net realized losses	$(99,183)	$(52,016)	$(47,167)
Equity securities at fair value:
Sale proceeds	$5	$-	$5
Cost at sale date	9	-	9
Net realized losses	$(4)	$-	$(4)
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$173,048,603	$132,634,814	$40,413,789
Cost at sale date	172,348,722	132,632,318	39,716,404
Net realized gains	$699,881	$2,496	$697,385
Other long-term investments:
Sales proceeds	$17,288,490	$-	$17,288,490
Cost at sale date	17,242,840	-	17,242,840
Net realized gains	$45,650	$-	$45,650
Investment real estate:
Sale proceeds	$276,956	$-	$276,956
Carrying value at sale date	265,705	-	265,705
Net realized gains	$11,251	$-	$11,251

Equity securities, changes in fair value	$(97,284)	$8,653	$(105,937)
Changes in current estimate of credit losses	$(295,490)	$(139,285)	$(156,205)

Net realized investment gains (losses)	$264,821	$(180,152)	$444,973

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $1,540,425 decrease in service fees for the year ended December 31, 2024 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Benefits and claims
Increase in future policy benefits	$14,565,010	$14,212,615	$352,395
Death benefits	13,176,508	14,298,818	(1,122,310)
Surrenders	2,471,376	2,173,694	297,682
Interest credited to policyholders	15,880,681	15,093,685	786,996
Dividend, endowment and supplementary life contract benefits	388,723	362,676	26,047
Total benefits and claims	46,482,298	46,141,488	340,810
Expenses
Policy acquisition costs deferred	(16,620,462)	(13,476,834)	(3,143,628)
Amortization of deferred policy acquisition costs	10,775,374	8,863,514	1,911,860
Amortization of value of insurance business acquired	183,913	270,752	(86,839)
Commissions	16,030,481	12,803,764	3,226,717
Other underwriting, insurance and acquisition expenses	11,423,294	11,091,340	331,954
Total expenses	21,792,600	19,552,536	2,240,064
Total benefits, claims and expenses	$68,274,898	$65,694,024	$2,580,874

The $2,580,874 increase in total benefits, claims and expenses for the year ended December 31, 2024 is discussed below.

Benefits and Claims

The $340,810 increase in total benefits and claims for the year ended December 31, 2024 is primarily due to the following:

●

$786,996 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity contracts issued during 2024 compared to annuity contracts surrendered during 2024.

●	$352,395 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$297,682 increase in surrenders is based upon policyholder election.

●	$1,122,310 decrease in death benefits is primarily due to approximately $658,000 of decreased ordinary life benefits and $464,000 of decreased final expense benefits.

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

For the years ended December 31, 2024 and 2023, capitalized costs were $16,620,462 and $13,476,834, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2024 and 2023 were $10,775,374 and $8,863,514.

The $3,143,628 increase in the 2024 acquisition costs deferred primarily relates to increased annuity production with a corresponding increase in deferral of eligible annuity commissions. There was a $1,911,860 increase in the 2024 amortization of deferred acquisition costs primarily due to 2024 annuity surrenders and withdrawal activity.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $183,913 and $270,752 for the years ended December 31, 2024 and 2023, respectively.

Commissions

Our commissions for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Annuity	$4,637,570	$2,204,946	$2,432,624
Ordinary life first year	3,977,122	3,224,247	752,875
Ordinary life renewal	999,372	750,566	248,806
Final expense first year	4,033,281	4,245,077	(211,796)
Final expense renewal	2,383,136	2,378,928	4,208
Total commissions	$16,030,481	$12,803,764	$3,226,717

The $3,226,717 increase in commissions for the year ended December 31, 2024 is primarily due to a $2,432,624 increase annuity commissions (corresponding to $71,630,897 of increased annuity deposits retained) and a $752,875 increase in ordinary life first year commissions (corresponding to $668,529 increased ordinary life first year premiums) and a $248,806 increase in ordinary life renewal commissions (corresponding to $1,743,689 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $331,954 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2024 was primarily related to an increase in guaranty fund assessment fees and third party administrative fees.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2024 and 2023, current income tax expense was $1,496,626 and $1,778,778, respectively. Deferred federal income tax expense was $162,874 and $368,309 for the years ended December 31, 2024 and 2023, respectively.

Net Income Per Common Share Basic

For the year ended December 31, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2024, the net income allocated to the Class A shareholders of $6,358,563 is the total net income $6,416,791 less the net income allocated to the Class B shareholders $58,228. For the year ended December 31, 2023, the net income allocated to the Class A shareholders of $7,843,534 is the total net income $7,915,361 less the net income allocated to the Class B shareholders $71,827.

The weighted average outstanding common shares basic for the year ended December 31, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Revenues:
Life insurance operations	$49,727,760	$46,859,649	$2,868,111
Annuity operations	24,102,511	24,531,347	(428,836)
Corporate operations	2,520,918	4,365,476	(1,844,558)
Total	$76,351,189	$75,756,472	$594,717
Income before federal income taxes:
Life insurance operations	$5,897,565	$3,463,203	$2,434,362
Annuity operations	945,053	3,453,174	(2,508,121)
Corporate operations	1,233,673	3,146,071	(1,912,398)
Total	$8,076,291	$10,062,448	$(1,986,157)

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,965,962	$-	$-	$2,965,962
Net invesment income	(337,189)	(1,135,787)	340,235	(1,132,741)
Net realized investment gains less impairments	80,881	234,656	-	315,537
Service fees and other income	158,457	472,295	(2,184,793)	(1,554,041)
Total revenue	2,868,111	(428,836)	(1,844,558)	594,717

Benefits and claims
Increase in future policy benefits	352,395	-	-	352,395
Death benefits	(1,122,310)	-	-	(1,122,310)
Surrenders	297,682	-	-	297,682
Interest credited to policyholders	-	786,996	-	786,996
Dividend, endowment and supplementary life contract benefits	26,047	-	-	26,047
Total benefits and claims	(446,186)	786,996	-	340,810
Expenses
Policy acquisition costs deferred net of amortization	135,701	(1,367,469)	-	(1,231,768)
Amortization of value of insurance business acquired	(43,420)	(43,419)	-	(86,839)
Commissions	794,093	2,432,624	-	3,226,717
Other underwriting, insurance and acquisition expenses	(6,439)	270,553	67,840	331,954
Total expenses	879,935	1,292,289	67,840	2,240,064
Total benefits, claims and expenses	433,749	2,079,285	67,840	2,580,874
Income (loss) before federal income tax expense (benefit)	$2,434,362	$(2,508,121)	$(1,912,398)	$(1,986,157)

Consolidated Financial Condition

Our invested assets as of December 31, 2024 and 2023 are summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $227,703,702 and $161,908,230 as of December 31, 2024 and 2023, respectively)	$213,745,821	$149,700,948	$64,044,873
Equity securities at fair value (cost: $5,301,191 and $287,375 as of December 31, 2024 and 2023, respectively)	5,336,062	419,530	4,916,532
Mortgage loans on real estate	209,364,504	239,831,447	(30,466,943)
Investment real estate	2,351,549	1,305,403	1,046,146
Policy loans	4,367,534	3,474,116	893,418
Short-term investments	-	298,257	(298,257)
Other long-term investments	58,223,514	61,487,939	(3,264,425)
Total investments	$493,388,984	$456,517,640	$36,871,344

The increase in fixed maturity available-for-sale securities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Fixed maturity securities, available-for-sale, beginning	$149,700,948	$126,612,890
Purchases	81,180,014	23,059,491
Unrealized appreciation (depreciation)	(1,750,599)	5,632,801
Net realized investment losses	(394,673)	(191,301)
Sales proceeds	(11,744,021)	(457,601)
Maturities	(3,435,000)	(4,830,000)
Accretion of discounts (premium amortization)	189,152	(125,332)
Increase	64,044,873	23,088,058
Fixed maturity securities, available-for-sale, ending	$213,745,821	$149,700,948

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

The increase in equity securities available-for-sale for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Equity securities, available-for-sale, beginning	$419,530	$399,633
Purchases	5,129,196	130,550
Sales proceeds	(5)	-
Joint venture distribution	(115,371)	(119,306)
Net realized investment loss, sale of securities	(4)	-
Net realized investment gains (losses), changes in fair value	(97,284)	8,653
Increase	4,916,532	19,897
Equity securities, available-for-sale, ending	$5,336,062	$419,530

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The decrease in mortgage loans on real estate for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Mortgage loans on real estate, beginning	$239,831,447	$242,314,128
Purchases	143,991,455	130,956,402
Accretion of discounts (premium amortization)	(796,526)	1,856
Net realized investment gains	699,881	2,496
Payments	(173,048,603)	(132,634,814)
Foreclosed - transferred to real estate	(1,441,287)	(764,967)
(Increase) decrese in allowance for bad debts	128,137	(43,654)
Decrease	(30,466,943)	(2,482,681)
Mortgage loans on real estate, ending	$209,364,504	$239,831,447

The increase in investment real estate for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Investment real estate, beginning	$1,305,403	$540,436
Real estate acquired through mortgage loan foreclosure	1,441,287	764,967
Net realized investment gains	11,251
Sales proceeds	(276,956)	-
Loss on impairments	(129,436)	-
Increase	1,046,146	764,967
Investment real estate, ending	$2,351,549	$1,305,403

The decrease in other long-term investments (comprised of lottery receivables and co-op loans) for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Other long-term investments, beginning	$61,487,939	$67,500,783
Purchases	9,470,507	7,385,062
Discount accretion	4,507,908	4,948,951
Net realized investment gains	45,650	-
Payments	(17,288,490)	(18,346,857)
Decrease	(3,264,425)	(6,012,844)
Other long-term investments, ending	$58,223,514	$61,487,939

Our assets other than invested assets as of December 31, 2024 and 2023 are summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023

Cash and cash equivalents	$64,344,122	$33,839,741	$30,504,381
Accrued investment income	5,746,167	6,214,459	(468,292)
Recoverable from reinsurers	9,845,838	10,353,674	(507,836)
Assets held in trust under coinsurance agreement	31,176,310	79,940,459	(48,764,149)
Agents' balances and due premiums	1,393,277	1,284,003	109,274
Deferred policy acquisition costs	66,640,453	60,795,108	5,845,345
Value of insurance business acquired	3,593,440	3,777,353	(183,913)
Other assets	10,320,307	19,299,098	(8,978,791)
Assets other than investment assets	$193,059,914	$215,503,895	$(22,443,981)

The $30,504,381 increase in cash and cash equivalents for the year ended December 31, 2024 and the corresponding increase of $297,016 for the year ended December 31, 2023 are summarized in the Company’s consolidated statements of cash flows.

The $48,764,149 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets from the significant surrenders of annuity contracts under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2024 and 2023, respectively, are summarized as follows:

	Years Ended December 31,
	2024	2023
Balance, beginning of year	$60,795,108	$56,183,785
Capitalization of commissions, sales and issue expenses	16,620,462	13,476,834
Amortization	(10,775,374)	(8,863,514)
Deferred acquisition costs allocated to investments	257	(1,997)
Balance, end of year	$66,640,453	$60,795,108

Our other assets as of December 31, 2024 and December 31, 2023 are summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023
Federal and state income taxes recoverable	$4,708,718	$10,845,790	$(6,137,072)
Advances to mortgage loan originator	4,746,638	4,487,715	258,923
Accrued management fee	393,159	345,148	48,011
Lease asset - right to use	270,679	369,107	(98,428)
Other receivables, prepaid assets and deposits	171,032	159,854	11,178
Notes receivable	30,081	44,319	(14,238)
Receivables from lottery vendor	-	278,207	(278,207)
Guaranty funds	-	723,767	(723,767)
Advances to an independently owned investment firm	-	2,045,191	(2,045,191)
Total other assets	$10,320,307	$19,299,098	$(8,978,791)

There was a $6,137,072 decrease in federal and state income taxes recoverable in 2024 primarily due to receiving a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022 that exceeded federal and state tax withholdings on lottery receivables.

There was a $2,045,191 decrease in advances to an independently owned investment firm due to the full repayment of a promissory note.

There was a $723,767 decrease in the guaranty fund primarily due to a reduction in the premium tax credit. A large portion of the guaranty fund assessment was derived from annuity products, however most states do not assess premium taxes on annuity business.

There was a $278,207 decrease in receivables from a lottery vendor.

There was a $258,923 increase in advances to one mortgage loan originator who acquires mortgage loans for our life companies.

Our liabilities as of December 31, 2024 and 2023 are summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023

Policy liabilities
Policyholders' account balances	$431,190,092	$391,247,676	$39,942,416
Future policy benefits	138,027,832	123,729,530	14,298,302
Policy claims	2,478,465	2,410,243	68,222
Other policy liabilities	226,553	250,294	(23,741)
Total policy liabilities	571,922,942	517,637,743	54,285,199
Funds withheld under coinsurance agreement	31,032,174	77,257,253	(46,225,079)
Deferred federal income taxes	4,023,492	4,228,189	(204,697)
Other liabilities	10,420,062	8,882,142	1,537,920
Total liabilities	$617,398,670	$608,005,327	$9,393,343

The $14,298,302 increase in future policy benefits is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The decrease and increase in policyholders’ account balances for the years ended December 31, 2024 and 2023, respectively, are summarized as follows:

	Years Ended December 31,
	2024	2023
Policyholders' account balances, beginning	$391,247,676	$391,359,944
Deposits	141,387,484	69,082,635
Withdrawals	(166,419,069)	(104,579,076)
Funds withheld under coinsurance agreement	49,093,320	20,290,488
Interest credited	15,880,681	15,093,685
Increase (decrease)	39,942,416	(112,268)
Policyholders' account balances, ending	$431,190,092	$391,247,676

The $204,697 decrease in deferred federal income taxes was due to $367,571 of decreased deferred federal income taxes on the unrealized depreciation of fixed maturity securities available-for-sale and $162,874 of operating deferred federal tax expense.

The $46,225,079 decrease in funds withheld under coinsurance agreement is due to significant 2024 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of December 31, 2024 and December 31, 2023 are summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023
Mortgage loans suspense	$5,910,871	$5,841,113	$69,758
Suspense accounts payable	2,695,069	800,262	1,894,807
Accrued expenses payable	611,000	696,000	(85,000)
Unclaimed funds	582,040	488,492	93,548
Accounts payable	274,493	53,804	220,689
Lease liability	270,679	369,107	(98,428)
Unearned investment income	148,233	115,166	33,067
Guaranty fund assessments	86,000	713,000	(627,000)
Deferred revenue	30,250	41,250	(11,000)
Payable for securities purchased	6,179	7,082	(903)
Other payables, withholdings and escrows	(194,751)	(243,134)	48,383
Total other liabilities	$10,420,062	$8,882,142	$1,537,920

The $1,894,807 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

The $220,689 increase in account payable is primarily amounts owed to a lottery vendor.

The $627,000 decrease in the guaranty fund assessments is primarily due to a reduction in potential assessments in the event insurance entities become insolvent or default on other insurance obligations.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2024, we have received $27,119,480 from the sale of our shares.

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

As of December 31, 2024, we had cash and cash equivalents totaling $64,344,122. As of December 31, 2024, cash and cash equivalents of $35,799,002 and $22,206,273, respectively, totaling $58,005,275 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $7,079,124 as of December 31, 2024. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,067,766 in 2025 without prior approval. FBLIC has paid no dividends to TLIC in 2024 and 2023. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $50,995,135 and $26,017,084 as of December 31, 2024 and December 31, 2023, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Net cash provided by operating activities	$90,007,676	$40,390,718	$49,616,958
Net cash used in investing activities	(34,471,710)	(4,597,261)	(29,874,449)
Net cash used in financing activities	(25,031,585)	(35,496,441)	10,464,856
Increase in cash	30,504,381	297,016	30,207,365
Cash and cash equivalents, beginning of period	33,839,741	33,542,725	297,016
Cash and cash equivalents, end of period	$64,344,122	$33,839,741	$30,504,381

The cash provided by operating activities for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Amount Change
	2024	2023	2024 less 2023
Premiums collected	$41,852,394	$38,693,776	$3,158,618
Net investment income collected	27,123,406	26,205,489	917,917
Service fees and other income collected	3,766,316	5,135,220	(1,368,904)
Death benefits paid	(12,600,450)	(13,680,462)	1,080,012
Surrenders paid	(2,471,376)	(2,173,694)	(297,682)
Dividends and endowments paid	(390,831)	(365,276)	(25,555)
Commissions paid	(16,134,886)	(12,744,748)	(3,390,138)
Other underwriting, insurance and acquisition expenses paid	(11,190,335)	(11,217,061)	26,726
Taxes received (paid)	4,640,446	(3,736,959)	8,377,405
(Increased) decreased advances to a mortgage loan originator	(258,923)	255,326	(514,249)
Decreased advances to independently owned investment firm	2,045,191	2,954,809	(909,618)
Decreased (increased) advances to an investment vendor	296,477	(296,477)	592,954
Decreased funds under coinsurance agreement	51,632,390	17,340,015	34,292,375
Increased (decreased) deposits of pending policy applications	1,894,807	(8,905,801)	10,800,608
Increased mortgage loan suspense	69,757	3,185,928	(3,116,171)
Other	(266,707)	(259,367)	(7,340)
Cash provided by operating activities	$90,007,676	$40,390,718	$49,616,958

Please see the consolidated statements of cash flows for the years ended December 31, 2024 and 2023 for a summary of the components of net cash used in investing activities and financing activities.

Our shareholders’ equity as of December 31, 2024 and 2023 is summarized as follows:

			Amount Change
	December 31, 2024	December 31, 2023	2024 less 2023

Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2024 and 2023, 9,631,920 issued as of December 31, 2024 and 2023, 9,384,340 outstanding as of December 31, 2024 and 2023)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2024 and 2023)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of December 31, 2024 and 2023)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(11,024,079)	(9,641,308)	(1,382,771)
Accumulated earnings	37,202,901	30,786,110	6,416,791
Total shareholders' equity	$69,050,228	$64,016,208	$5,034,020

The increase in shareholders’ equity of $5,034,020 for the year ended December 31, 2024 is primarily due to $6,416,791 in net income and $1,382,771 increase in accumulated other comprehensive loss.

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

Our investment portfolio had unrealized depreciation on available-for-sale securities of ($13,957,881) and ($12,207,282) as of December 31, 2024 and 2023, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $1,849,782 in unrealized losses arising for year ended December 31, 2024 has been increased by 2024 net realized investment losses of $99,183 originating from the sale, calls and maturities for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $1,750,599.

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

As of December 31, 2024, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 14.5% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2024, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2024, the Company has outstanding advances to this loan originator totaling $4,746,638. The advances are secured by $9,542,484 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,253,362 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2024, $754,448 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2024, $738,411 of that escrow amount is available to the Company as additional collateral on $4,746,638 of advances to the loan originator. The remaining December 31, 2024 escrow amount of $16,037 is available to the Company as additional collateral on its investment of $3,207,399 in mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2024 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Notes 1 and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs of traditional life insurance products over the premium paying period of the products based on assumptions developed and consistent with assumptions used in determining the products future policy benefit liabilities. Amortization of annuity products and certain limited payment life insurance products are amortized based on actual and expected future gross profits. The unamortized deferred policy acquisition cost asset was $66.6 million as of December 31, 2024.

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

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Such liabilities are established based on actuarial assumptions at the time policies are issued. Management applies considerable judgment in developing the actuarial assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions are developed at the time the contracts are issued, or in the case of a business combination, at the time the contracts are purchased. If actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. The Company’s future policy benefits liability was $138.0 million as of December 31, 2024.

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

Springfield, Illinois

March 11, 2025

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31, 2024	December 31, 2023
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $227,703,702 and $161,908,230 as of December 31, 2024 and 2023, respectively)	$213,745,821	$149,700,948
Equity securities at fair value (cost: $5,301,191 and $287,375 as of December 31, 2024 and 2023, respectively)	5,336,062	419,530
Mortgage loans on real estate	209,364,504	239,831,447
Investment real estate	2,351,549	1,305,403
Policy loans	4,367,534	3,474,116
Short-term investments	-	298,257
Other long-term investments	58,223,514	61,487,939
Total investments	493,388,984	456,517,640
Cash and cash equivalents	64,344,122	33,839,741
Accrued investment income	5,746,167	6,214,459
Recoverable from reinsurers	9,845,838	10,353,674
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $22,559,107 and $56,824,160 as of December 31, 2024 and 2023, respectively)	17,932,297	51,651,259
Mortgage loans on real estate	12,660,117	27,581,881
Receivable for securities	674,405	-
Payable for securities	(783)	(4,414)
Cash and cash equivalents (overdraft)	(89,726)	711,733
Total assets held in trust under coinsurance agreement	31,176,310	79,940,459
Agents' balances and due premiums	1,393,277	1,284,003
Deferred policy acquisition costs	66,640,453	60,795,108
Value of insurance business acquired	3,593,440	3,777,353
Other assets	10,320,307	19,299,098
Total assets	$686,448,898	$672,021,535
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$431,190,092	$391,247,676
Future policy benefits	138,027,832	123,729,530
Policy claims	2,478,465	2,410,243
Other policy liabilities	226,553	250,294
Total policy liabilities	571,922,942	517,637,743
Funds withheld under coinsurance agreement	31,032,174	77,257,253
Deferred federal income taxes	4,023,492	4,228,189
Other liabilities	10,420,062	8,882,142
Total liabilities	617,398,670	608,005,327
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2024 and 2023, 9,631,920 issued as of December 31, 2024 and 2023, 9,384,340 outstanding as of December 31, 2024 and 2023)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2024 and 2023)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of December 31, 2024 and 2023)	(893,947)	(893,947)
Accumulated other comprehensive loss	(11,024,079)	(9,641,308)
Accumulated earnings	37,202,901	30,786,110
Total shareholders' equity	69,050,228	64,016,208
Total liabilities and shareholders' equity	$686,448,898	$672,021,535

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Revenues
Premiums	$41,878,896	$38,912,934
Net investment income	30,522,580	31,655,321
Net realized investment gains (losses)	264,821	(180,152)
Loss on impairments	(129,436)	-
Service fees	3,161,535	4,701,960
Other income	652,793	666,409
Total revenues	76,351,189	75,756,472
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	14,565,010	14,212,615
Death benefits	13,176,508	14,298,818
Surrenders	2,471,376	2,173,694
Interest credited to policyholders	15,880,681	15,093,685
Dividend, endowment and supplementary life contract benefits	388,723	362,676
Total benefits and claims	46,482,298	46,141,488
Policy acquisition costs deferred	(16,620,462)	(13,476,834)
Amortization of deferred policy acquisition costs	10,775,374	8,863,514
Amortization of value of insurance business acquired	183,913	270,752
Commissions	16,030,481	12,803,764
Other underwriting, insurance and acquisition expenses	11,423,294	11,091,340
Total expenses	21,792,600	19,552,536
Total benefits, claims and expenses	68,274,898	65,694,024
Income before total federal income tax expense	8,076,291	10,062,448
Current federal income tax expense	1,496,626	1,778,778
Deferred federal income tax expense	162,874	368,309
Total federal income tax expense	1,659,500	2,147,087
Net income	$6,416,791	$7,915,361
Net income per common share
Class A common stock	$0.6776	$0.8358
Class B common stock	$0.5759	$0.7104

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023
Net income	$6,416,791	$7,915,361
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(1,849,782)	5,580,785
Less net realized investment losses	(99,183)	(52,016)
Net unrealized investment gains (losses)	(1,750,599)	5,632,801
Adjustment to deferred acquisition costs	(257)	1,997
Other comprehensive income (loss) before federal income tax expense (benefit)	(1,750,342)	5,630,804
Federal income tax expense (benefit)	(367,571)	1,182,469
Total other comprehensive income (loss)	(1,382,771)	4,448,335
Total comprehensive income	$5,034,020	$12,363,696

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2024 and 2023

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Loss	Earnings	Equity
Balance as of January 1, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(14,319,679)	$23,100,785	$51,652,512
Cumulative effect adjustment as of January 1, 2023:
Accumulated credit loss January 1, 2023	-	-	-	-	230,036	(230,036)	-
Adjusted balance as of January 1, 2023	96,319	1,011	43,668,023	(893,947)	(14,089,643)	22,870,749	51,652,512
Comprehensive income:
Net income	-	-	-	-	-	7,915,361	7,915,361
Other comprehensive income	-	-	-	-	4,448,335	-	4,448,335
Balance as of December 31, 2023	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income:
Net income	-	-	-	-	-	6,416,791	6,416,791
Other comprehensive loss	-	-	-	-	(1,382,771)	-	(1,382,771)
Balance as of December 31, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(11,024,079)	$37,202,901	$69,050,228

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Operating activities
Net income	$6,416,791	$7,915,361
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(3,900,534)	(4,825,475)
Net realized investment (gains) losses	(264,821)	180,152
Loss on impairments	129,436	-
Amortization of policy acquisition cost	10,775,374	8,863,514
Policy acquisition cost deferred	(16,620,462)	(13,476,834)
Amortization of value of insurance business acquired	183,913	270,752
Allowance for mortgage loan losses	(128,137)	43,654
Provision for deferred federal income tax expense	162,874	368,309
Interest credited to policyholders	15,880,681	15,093,685
Change in assets and liabilities:
Accrued investment income	468,292	(634,284)
Recoverable from reinsurers	507,836	749,201
Assets held in trust under coinsurance agreement	51,632,390	17,340,012
Agents' balances and due premiums	(109,274)	(30,926)
Other assets (excludes change in receivable for securities sold of $12,920 in 2024)	8,991,711	751,093
Future policy benefits	14,298,302	13,717,356
Policy claims	68,222	(130,845)
Other policy liabilities	(23,741)	104,077
Other liabilities (excludes change in payable of securities purchased of ($903) and ($383,426) in 2024 and 2023, respectively)	1,538,823	(5,908,084)
Net cash provided by operating activities	90,007,676	40,390,718

Investing activities
Purchases of fixed maturity securities	(81,180,014)	(23,059,491)
Maturities of fixed maturity securities	3,435,000	4,830,000
Sales of fixed maturity securities	11,744,021	457,601
Purchases of equity securities	(5,129,196)	(130,550)
Sale of equity securities	5	-
Joint venture distribution	115,371	119,306
Purchases of mortgage loans	(143,991,455)	(130,956,402)
Payments on mortgage loans	173,048,603	132,634,814
Purchases of other long-term investments	(9,470,507)	(7,385,062)
Collections on other long-term investments	17,288,490	18,346,857
Sales of real estate	276,956	-
Policy loans	(893,418)	(633,229)
Short-term investments	298,257	1,562,321
Net change in receivable and payable for securities sold and purchased	(13,823)	(383,426)
Net cash used in investing activities	(34,471,710)	(4,597,261)

Financing activities
Policyholders' account deposits	141,387,484	69,082,635
Policyholders' account withdrawals	(166,419,069)	(104,579,076)
Net cash used in financing activities	(25,031,585)	(35,496,441)

Increase in cash and cash equivalents	30,504,381	297,016
Cash and cash equivalents, beginning of period	33,839,741	33,542,725
Cash and cash equivalents, end of period	$64,344,122	$33,839,741

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2024 and 2023, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and $764,967, respectively and transferred the property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Reductions in mortgage loans due to foreclosure	$1,441,287	$764,967
Investment real estate held-for-sale acquired through foreclosure	(1,441,287)	(764,967)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

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
December 31, 2024 and 2023

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
December 31, 2024 and 2023

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
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2024 and 2023

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
December 31, 2024 and 2023

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
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

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

As of December 31, 2024 and 2023, there was $5,146,438 and $4,962,525, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $156,102 in 2025, $142,645 in 2026, $149,467 in 2027, $144,043 in 2028 and $148,414 in 2029.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the financial statement date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest crediting rates for individual annuities range from 2.25% to 5.75%. Interest crediting rates for deposit-type liabilities range from 2.50% to 4.00%.

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
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

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

The Company generates fee income and recognizes revenue from providing contractual services to third parties that are outside traditional life insurance sources of revenues.  This fee income is recognized as revenue in the Service Fees caption of the Statement of Operations for the years ended December 31, 2024 and 2023.  The primary source of this fee income during 2024 and 2023 was the recognition of fee income from providing residential mortgage loan on real estate lending opportunities to third parties through the introduction of qualified borrowers identified and provided by the Company.  This fee income is associated with a single performance obligation and is not recognized as revenue until the point in time the third party issues a residential mortgage loan on real estate to a qualified borrower identified and provided by the Company.  Additional fee income with one specific third party is recognized by the Company as contractual revenues for the Company being available to provide and providing services to manage brokered residential mortgage loans on real estate during the period that the obligations are held by the third party for the qualified borrower identified and provided by the Company.

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

Net Income Per Common Share Basic

For the year ended December 31, 2024 and 2023, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2024, the net income allocated to the Class A shareholders of $6,358,563 is the total net income $6,416,791 less the net income allocated to the Class B shareholders $58,228. For the year ended December 31, 2023, the net income allocated to the Class A shareholders of $7,843,534 is the total net income $7,915,361 less the net income allocated to the Class B shareholders $71,827.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

The weighted average outstanding common shares basic for the year ended December 31, 2024 and 2023 were 9,384,340 for Class A shares and 101,102 for Class B shares.

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

Subsequent Events

Management has evaluated all events subsequent to December 31, 2024 through the date that these financial statements have been issued.

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
December 31, 2024 and 2023

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this Update for year-end reporting in 2024 and will adopt for interim periods beginning in 2025.

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

The Company has never had a material cyber security incident but will follow the Cybersecurity Final Rule regarding timely disclosure of a material cyber security incident. The Company has also disclosed its strategy and governance with respect to its cybersecurity risk management program in this December 31, 2024 Form 10-K.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company anticipates adopting and disclosing the information required by this Update for year-end reporting in 2025.

Expense Disaggregation Disclosures

In November 2024, the FASB issued amendments (Accounting Standards Update 2024-03) to disclose more granular information about costs of sales and general and administrative expenses including employee compensation to improve the disclosure about a public enterprise’s expenses by providing more detailed information about the types of expenses commonly presented in expense captions such as costs of sales and general and administrative expenses.

The amendments in this Update require disclosing, in the notes to the financial statements, the following specified information about costs and expenses included in general captions on the face of the financial statements at each interim and annual reporting period of the entity: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil and gas producing activities or other amounts of depletion expenses.

An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. In addition, the amendments in this Update do not change or remove current expense disclosure requirements including those of specialized industries.

The amendments to this Update are effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company anticipates adopting and disclosing the information required by this Update for year-end reporting in 2027 and interim reporting beginning in first quarter 2028.

Debt With Conversion and Other Options

In November 2024, the FASB issued amendments (Accounting Standards Update 2024-04) to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted as an induced conversion. Under this Update, an inducement offer is required to provide the debt holder with, at a minimum, the consideration in form and amount issuable under the conversion privileges provided in the instrument. If the convertible debt instrument has been exchanged, modified or deemed not substantially different within the one-year period before the settlement date, the current inducement offer should be compared to the inducement offer that existed one-year before the settlement date.

In addition, the incorporation, elimination or modification of a volume weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment; there is instead a need to assess whether the form and amount of the conversion consideration is preserves using the fair value of the shares as of the settlement date. This induced conversion guidance applies to convertible debt instruments that are not currently convertible as long as there was a substantive conversion feature as of its issuance date or settlement date.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

1. Organization and Significant Accounting Policies (continued)

The amendments to this Update are effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within that annual reporting period. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company does not have or anticipate having any debt instruments and anticipates never being required to adopt the information required by this Update.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments

Fixed Maturity Securities

Investments in fixed maturity securities as of December 31, 2024 and 2023 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2024
Fixed maturity securities
U.S. government and U.S. government agencies	$4,263,791	$12,654	$480	$4,275,965
States and political subdivisions	8,156,851	173	463,791	7,693,233
U.S. government agency mortgage backed securities	41,085,693	20,347	870,659	40,235,381
Commercial mortgage-backed securities	19,999,386	5,070	1,505,058	18,499,398
Residential mortgage-backed securities	9,750	4,361	-	14,111
Corporate bonds	106,678,530	28,519	7,350,495	99,356,554
Asset-backed securities	15,628,104	67,390	796,910	14,898,584
Exchange traded securities	1,184,560	-	687,760	496,800
Foreign bonds	29,447,037	5,683	2,212,925	27,239,795
Redeemable preferred securities	1,250,000	-	214,000	1,036,000
Total fixed maturity securities	$227,703,702	$144,197	$14,102,078	$213,745,821
Fixed maturity securities held in trust under coinsurance agreement	$22,559,107	$21,034	$4,647,844	$17,932,297

	December 31, 2023
Fixed maturity securities
U.S. government and U.S. government agencies	$3,806,419	$14,360	$22,495	$3,798,284
States and political subdivisions	9,773,549	97,215	338,894	9,531,870
U.S. government agency mortgage backed securities	10,097,479	208,985	-	10,306,464
Commercial mortgage-backed securities	10,629,003	-	2,157,465	8,471,538
Residential mortgage-backed securities	9,986	4,328	-	14,314
Corporate bonds	85,901,454	65,239	6,625,386	79,341,307
Asset-backed securities	12,466,601	43,424	1,017,529	11,492,496
Exchange traded securities	882,631	-	406,631	476,000
Foreign bonds	27,091,108	24,186	1,902,619	25,212,675
Redeemable preferred securities	1,250,000	-	194,000	1,056,000
Total fixed maturity securities	$161,908,230	$457,737	$12,665,019	$149,700,948
Fixed maturity securities held in trust under coinsurance agreement	$56,824,160	$53,496	$5,226,397	$51,651,259

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2024 and 2023 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2024
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$810,291	$480	4
States and political subdivisions	4,350,258	95,994	12
U.S. government agency mortgage backed securities	35,821,510	870,659	52
Commercial mortgage-backed securities	9,319,025	91,842	15
Corporate bonds	33,196,771	810,633	84
Asset-backed securities	1,811,793	29,633	6
Foreign bonds	5,707,531	185,096	11
Total less than 12 months in an unrealized loss position	91,017,179	2,084,337	184
More than 12 months in an unrealized loss position
States and political subdivisions	3,102,931	367,797	18
Commercial mortgage-backed securities	7,541,167	1,413,216	21
Corporate bonds	61,587,904	6,539,862	182
Asset-backed securities	7,391,463	767,277	21
Exchange traded securities	496,800	687,760	2
Foreign bonds	20,747,051	2,027,829	55
Redeemable preferred securities	1,036,000	214,000	4
Total more than 12 months in an unrealized loss position	101,903,316	12,017,741	303
Total fixed maturity securities in an unrealized loss position	$192,920,495	$14,102,078	487
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$110,506	$616	1
Total more than 12 months in an unrealized loss position	15,142,397	4,647,228	67
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,252,903	$4,647,844	68

	December 31, 2023
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$231,010	$100	1
States and political subdivisions	120,734	588	1
Corporate bonds	3,762,988	78,589	14
Foreign bonds	502,835	8,573	2
Total less than 12 months in an unrealized loss position	4,617,567	87,850	18
More than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	1,876,612	22,395	3
States and political subdivisions	4,411,017	338,306	21
Commercial mortgage-backed securities	8,471,538	2,157,465	24
Corporate bonds	72,550,042	6,546,797	214
Asset-backed securities	7,390,830	1,017,529	20
Exchange traded securities	476,000	406,631	2
Foreign bonds	23,164,587	1,894,046	61
Redeemable preferred securities	306,000	194,000	2
Total more than 12 months in an unrealized loss position	118,646,626	12,577,169	347
Total fixed maturity securities in an unrealized loss position	$123,264,193	$12,665,019	365
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$1,400,820	$5,810	7
Total more than 12 months in an unrealized loss position	47,082,945	5,220,587	180
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$48,483,765	$5,226,397	187

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

As of December 31, 2024, the Company held 487 available-for-sale fixed maturity securities with an unrealized loss of $14,102,078, fair value of $192,920,495 and amortized cost of $207,022,573. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2024. The ratio of the fair value to the amortized cost of these 487 securities is 93%.

As of December 31, 2023, the Company held 365 available-for-sale fixed maturity securities with an unrealized loss of $12,665,019, fair value of $123,264,193 and amortized cost of $135,929,212. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2023. The ratio of the fair value to the amortized cost of these 365 securities is 91%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the year ended December 31, 2024 and 2023, are summarized as follows:

	December 31, 2024	December 31, 2023

Beginning balance	$(430,470)	$-
Cumulative adjustment to accumulated earnings as of January 1, 2023	-	(291,185)
Current estimate of credit losses	(295,490)	(139,285)
Ending balance	$(725,960)	$(430,470)

Net unrealized losses included in other comprehensive loss for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Unrealized depreciation on available-for-sale securities	$(13,957,881)	$(12,207,282)
Adjustment to deferred acquisition costs	3,351	3,094
Deferred income taxes	2,930,451	2,562,880
Net unrealized depreciation on available-for-sale securities	$(11,024,079)	$(9,641,308)
Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,626,810)	$(5,172,901)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2024, by contractual maturity, are summarized as follows:

	December 31, 2024
	Fixed Maturities Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$4,763,309	$4,760,688
Due in one year through five years	42,505,354	40,711,256
Due after five years through ten years	42,007,924	39,132,467
Due after ten years	117,167,979	109,591,901
Due at multiple maturity dates	21,259,136	19,549,509
	$227,703,702	$213,745,821

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of December 31, 2024, by contractual maturity, are summarized as follows:

	December 31, 2024
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$449,835	$448,424
Due after one year through five years	1,536,033	1,505,670
Due after five years through ten years	3,412,424	3,270,622
Due after ten years	14,372,598	10,249,874
Due at multiple maturity dates	2,788,217	2,457,707
	$22,559,107	$17,932,297

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2024	2023	2024	2023	2024	2023
Proceeds	$15,179,021	$5,287,601	$5	$-	$276,956	$-
Gross realized gains	26,198	265,625	-	-	11,251	-
Gross realized losses	(125,381)	(317,641)	(4)	-	-	-
Loss on impairments	-	-	-	-	(129,436)

	Years Ended December 31,
	Mortgage Loans on Real Estate		Other Long-Term Investments
	2024	2023	2024	2023
Proceeds	$173,048,603	$132,634,814	$17,288,490	$-
Gross realized gains	734,323	2,496	45,650	-
Gross realized losses	(34,442)	-	-	-
Loss on impairments	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity available-for-sale securities for the years ended December 31, 2024 and 2023 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(1,750,599)	$5,632,801
Fixed maturity securities held in trust under coinsurance agreement	546,091	2,268,050
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(99,183)	(52,016)
Fixed maturity securities credit losses	(295,490)	(139,285)
Equity securities, sale of securities	(4)	-
Equity securities, changes in fair value	(97,284)	8,653
Investment real estate	11,251	-
Mortgage loans on real estate	699,881	2,496
Other long-term investments	45,650	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023

Residential mortgage loans	$195,050,397	$224,258,534
Commercial mortgage loans by property type
Agricultural	244,253	986,207
Apartment	4,634,586	3,108,829
Industrial	357,193	1,267,264
Lodging	-	24,727
Office building	4,120,057	5,652,487
Retail	4,958,018	4,533,399
Total commercial mortgage loans by property type	14,314,107	15,572,913
Total mortgage loans	$209,364,504	$239,831,447

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$12,660,117	$27,714,891
Less unearned interest on mortgage loans	-	133,010
Total mortgage loans held in trust under coinsurance agreement	$12,660,117	$27,581,881

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio	2024	2023	2024	2023	2024	2023
Over 70% to 80%	$59,821,794	$75,718,654	$3,119,335	$2,099,950	$62,941,129	$77,818,604
Over 60% to 70%	55,743,022	65,525,308	2,178,948	2,958,186	57,921,970	68,483,494
Over 50% to 60%	36,901,362	38,548,660	2,754,800	1,809,817	39,656,162	40,358,477
Over 40% to 50%	23,308,719	22,283,148	3,020,985	2,394,557	26,329,704	24,677,705
Over 30% to 40%	10,242,789	10,056,308	1,094,274	3,817,212	11,337,063	13,873,520
Over 20% to 30%	4,944,666	7,929,094	1,232,344	463,856	6,177,010	8,392,950
Over 10% to 20%	3,052,985	3,178,001	420,896	1,714,394	3,473,881	4,892,395
10% or less	1,035,060	1,019,361	492,525	314,941	1,527,585	1,334,302
Total	$195,050,397	$224,258,534	$14,314,107	$15,572,913	$209,364,504	$239,831,447

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

The outstanding principal balance of mortgage loans, by state, as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Alabama	$198,930	0.10%	$516,657	0.22%
Arizona	1,738,410	0.83%	2,564,148	1.07%
Arkansas	583,289	0.28%	792,495	0.33%
California	27,618,504	13.19%	15,612,618	6.51%
Colorado	1,085,111	0.52%	1,420,410	0.59%
Connecticut	980,186	0.47%	1,301,749	0.54%
Delaware	416,918	0.20%	360,334	0.15%
District of Columbia	52,366	0.03%	53,031	0.02%
Florida	56,399,835	26.92%	88,891,627	37.07%
Georgia	6,969,271	3.33%	6,302,274	2.63%
Hawaii	720,594	0.34%	473,360	0.20%
Idaho	115,280	0.06%	115,286	0.05%
Illinois	1,674,682	0.80%	2,562,076	1.07%
Indiana	151,162	0.07%	622,476	0.26%
Kansas	176,949	0.08%	153,307	0.06%
Kentucky	182,733	0.09%	192,485	0.08%
Louisiana	313,061	0.15%	177,027	0.07%
Maine	116,181	0.06%	118,911	0.05%
Maryland	1,343,155	0.64%	1,357,240	0.57%
Massachusetts	1,913,534	0.91%	1,858,981	0.78%
Michigan	555,564	0.27%	591,204	0.25%
Minnesota	946,318	0.45%	908,114	0.38%
Mississippi	52,819	0.03%	54,560	0.02%
Missouri	1,953,587	0.93%	4,233,592	1.77%
Nevada	1,124,018	0.54%	696,957	0.29%
New Jersey	11,308,858	5.40%	12,610,602	5.26%
New Mexico	172,157	0.08%	79,122	0.03%
New York	27,423,733	13.10%	28,845,873	12.03%
North Carolina	6,479,633	3.09%	4,250,466	1.77%
Ohio	9,993,304	4.77%	10,048,860	4.19%
Oklahoma	513,490	0.25%	438,268	0.18%
Oregon	490,002	0.23%	648,535	0.27%
Pennsylvania	2,155,957	1.03%	1,904,171	0.79%
Rhode Island	750,266	0.36%	232,866	0.10%
South Carolina	2,114,480	1.01%	1,227,942	0.51%
South Dakota	162,000	0.08%	-	0.00%
Tennessee	1,916,828	0.92%	3,863,355	1.61%
Texas	34,797,777	16.62%	40,130,295	16.73%
Utah	407,721	0.19%	409,443	0.17%
Vermont	22,540	0.01%	200,295	0.08%
Virginia	2,486,671	1.19%	2,307,904	0.96%
Washington	1,616,854	0.77%	1,320,541	0.55%
Wisconsin	160,167	0.08%	499,987	0.21%
West Virginia	45,574	0.02%	46,105	0.02%
Mortgage loan allowance	(1,035,965)	-0.49%	(1,164,102)	-0.49%
	$209,364,504	100.00%	$239,831,447	100.00%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale. During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

The principal balances of the 1,858 residential mortgage loans owned by the Company as of December 31, 2024 that aggregated to $195,050,397 ranged from a low of $329 to a high of $2,399,053 and the interest rates ranged from 3.427% to 16.00%. The principal balances of the 37 commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2024 that aggregated to $14,314,107 ranged from a low of $10,682 to a high of $1,984,500 and the interest rates ranged from 6.29% to 16.01%.

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

There were 30 mortgage loans with a remaining principal balance of $8,120,666 that were more than 90 days past due as of December 31, 2024. There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,111,940 as of December 31, 2024.

There were 18 mortgage loans with a remaining principal balance of $6,043,282 that were more than 90 days past due as of December 31, 2023. There were six mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,129,576 as of December 31, 2023.

There are allowances for losses on mortgage loans of $1,035,965 and $1,164,102 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $754,448 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2023, $890,915 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

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

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale.

During 2024, the Company sold investment real estate property with an aggregate carrying value of $265,705. The Company recorded a gross realized investment gain on sale of $11,251 based on an aggregate sales price of $276,956.

During 2023, the Company foreclosed on residential mortgage loans of real estate totaling $764,967 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

The Company’s investment real estate as of December 31, 2024 and 2023 is summarized as follows:

	December 31,
	2024	2023
Land - held for investment	$411,000	$540,436
Residential real estate - held for sale	1,940,549	764,967
Total investment in real estate	$2,351,549	$1,305,403

Other Long-Term Investments

The Company’s investment in co-op loans was $760,833 as of December 31, 2024. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s investment in lottery prize cash flows was $57,462,681 and $61,487,939 as of December 31, 2024 and 2023, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2024 are summarized as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$13,582,946	$13,727,065
Due in one year through five years	28,887,987	30,563,019
Due after five years through ten years	9,991,780	11,512,044
Due after ten years	4,999,968	6,499,102
	$57,462,681	$62,301,230

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

2. Investments (continued)

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Arizona	$255,903	0.45%	$301,299	0.49%
California	6,366,945	11.08%	7,327,724	11.92%
Connecticut	2,600,183	4.52%	2,285,266	3.72%
Florida	3,304,344	5.75%	529,803	0.86%
Georgia	3,316,521	5.77%	3,947,186	6.42%
Illinois	3,323,336	5.78%	2,587,537	4.21%
Indiana	3,675,764	6.40%	4,229,571	6.88%
Massachusetts	10,772,405	18.75%	13,632,982	22.17%
Michigan	168,551	0.29%	190,457	0.31%
Missouri	51,776	0.09%	62,782	0.10%
New Jersey	35,894	0.06%	68,823	0.11%
New York	16,430,600	28.59%	19,004,811	30.90%
Ohio	4,177,016	7.27%	3,755,995	6.11%
Oregon	15,253	0.03%	29,272	0.05%
Pennsylvania	728,145	1.27%	935,798	1.52%
Texas	1,421,319	2.47%	1,774,744	2.89%
Virginia	-	0.00%	17,774	0.03%
Vermont	571,856	1.00%	550,235	0.89%
Washington	246,870	0.43%	255,880	0.42%
	$57,462,681	100.00%	$61,487,939	100.00%

Major categories of net investment income for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
	2024	2023

Fixed maturity securities	$8,534,951	$6,550,360
Equity securities	135,911	118,780
Other long-term investments	4,444,639	4,948,734
Mortgage loans	17,079,731	19,678,014
Policy loans	291,170	240,385
Short-term and other investments	2,531,767	2,600,099
Gross investment income	33,018,169	34,136,372
Investment expenses	(2,495,589)	(2,481,051)
Net investment income	$30,522,580	$31,655,321

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2024
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,275,965	$-	$4,275,965
States and political subdivisions	-	7,693,233	-	7,693,233
U.S. government agency mortgage backed securities	-	40,235,381	-	40,235,381
Commercial mortgage-backed securities	-	18,499,398	-	18,499,398
Residential mortgage-backed securities	-	14,111	-	14,111
Corporate bonds	-	99,356,554	-	99,356,554
Asset-backed securities	-	14,898,584	-	14,898,584
Exchange traded securities	-	496,800	-	496,800
Foreign bonds	-	27,239,795	-	27,239,795
Redeemable preferred securities	-	1,036,000	-	1,036,000
Total fixed maturity securities	$-	$213,745,821	$-	$213,745,821
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$17,932,297	$-	$17,932,297
Equity securities
Mutual funds	$-	$48,375	$-	$48,375
Corporate common stock	232,365	4,999,414	55,908	5,287,687
Total equity securities	$232,365	$5,047,789	$55,908	$5,336,062

	December 31, 2023
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$3,798,284	$-	$3,798,284
States and political subdivisions	-	9,531,870	-	9,531,870
U.S. government agency mortgage backed securities	-	10,306,464	-	10,306,464
Commercial mortgage-backed securities	-	8,471,538	-	8,471,538
Residential mortgage-backed securities	-	14,314	-	14,314
Corporate bonds	-	79,341,307	-	79,341,307
Asset-backed securities	-	11,492,496	-	11,492,496
Exchange traded securities	-	476,000	-	476,000
Foreign bonds	-	25,212,675	-	25,212,675
Redeemable preferred securities	-	1,056,000	-	1,056,000
Total fixed maturity securities	$-	$149,700,948	$-	$149,700,948
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$51,651,259	$-	$51,651,259
Equity securities
Mutual funds	$-	$50,226	$-	$50,226
Corporate common stock	304,064	-	65,240	369,304
Total equity securities	$304,064	$50,226	$65,240	$419,530

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

3. Fair Value Measurements (continued)

As of December 31, 2024 and 2023, Level 3 financial instruments consisted of a private placement common stock that has no active trading and a joint venture investment with a mortgage loan originator.

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

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, exchange traded securities, foreign bonds and redeemable preferred stocks.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2024 and 2023 is summarized as follows:

	December 31,
	2024	2023

Beginning balance	$65,240	$53,996
Joint venture net income	106,039	130,550
Joint venture distribution	(115,371)	(119,306)
Net realized investment losses	-	-
Ending balance	$55,908	$65,240

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and 2023, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2024
Financial assets
Mortgage loans on real estate
Commercial	$14,314,107	$14,724,122	$-	$-	$14,724,122
Residential	195,050,397	211,590,742	-	-	211,590,742
Policy loans	4,367,534	4,367,534	-	-	4,367,534
Other long-term investments	58,223,514	63,062,063	-	-	63,062,063
Cash and cash equivalents	64,344,122	64,344,122	64,344,122	-	-
Accrued investment income	5,746,167	5,746,167	-	-	5,746,167
Total financial assets	$342,045,841	$363,834,750	$64,344,122	$-	$299,490,628
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,660,117	$12,660,117	$-	$-	$12,660,117
Overdraft	(89,726)	(89,726)	(89,726)	-	-
Total financial assets held in trust under coinsurance agreement	$12,570,391	$12,570,391	$(89,726)	$-	$12,660,117
Financial liabilities
Policyholders' account balances	$431,190,092	$365,288,900	$-	$-	$365,288,900
Policy claims	2,478,465	2,478,465	-	-	2,478,465
Total financial liabilities	$433,668,557	$367,767,365	$-	$-	$367,767,365

	December 31, 2023
Financial assets
Mortgage loans on real estate
Commercial	$15,572,913	$14,803,724	$-	$-	$14,803,724
Residential	224,258,534	196,514,414	-	-	196,514,414
Policy loans	3,474,116	3,474,116	-	-	3,474,116
Short-term investments	298,257	298,257	298,257	-	-
Other long-term investments	61,487,939	68,023,717	-	-	68,023,717
Cash and cash equivalents	33,839,741	33,839,741	33,839,741	-	-
Accrued investment income	6,214,459	6,214,459	-	-	6,214,459
Total financial assets	$345,145,959	$323,168,428	$34,137,998	$-	$289,030,430
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$27,714,891	$27,714,891	$-	$-	$27,714,891
Less unearned interest on mortgage loans	133,010	133,010	-	-	133,010
Cash and cash equivalents	711,733	711,733	711,733	-	-
Total financial assets held in trust under coinsurance agreement	$28,293,614	$28,293,614	$711,733	$-	$27,581,881
Financial liabilities
Policyholders' account balances	$391,247,676	$344,806,580	$-	$-	$344,806,580
Policy claims	2,410,243	2,410,243	-	-	2,410,243
Total financial liabilities	$393,657,919	$347,216,823	$-	$-	$347,216,823

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2024 and 2023, these required deposits had amortized costs that totaled $6,740,988 and $4,609,927, respectively. As of December 31, 2024 and 2023, these required deposits had fair values that totaled $6,735,209 and $4,596,130, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2024, $754,448 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2024, $738,411 of that escrow amount is available to the Company as additional collateral on $4,746,638 of advances to the loan originator. The remaining December 31, 2024 escrow amount of $16,037 is available to the Company as additional collateral on its investment of $3,207,399 in mortgage loans on real estate. In addition, the Company has an additional $1,035,965 allowance for possible loan losses in the remaining $206,157,105 of investments in mortgage loans on real estate as of December 31, 2024.

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

As of December 31, 2024, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,500,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $500,000 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2024 and 2023 are summarized as follows (excluding $3,207,399 and $8,175,212 of mortgage loans on real estate as of December 31, 2024 and 2023, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2024	2023	2024	2023	2024	2023
Allowance, beginning	$1,085,919	$1,030,424	$78,183	$90,024	$1,164,102	$1,120,448
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(121,884)	55,495	(6,253)	(11,841)	(128,137)	43,654
Allowance, ending	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$191,842,998	$216,097,800	$14,314,107	$15,558,435	$206,157,105	$231,656,235

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

6. Deferred Policy Acquisition Costs

The balances of and changes in deferred acquisition costs as of and for the years ended December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Balance, beginning of year	$60,795,108	$56,183,785
Capitalization of commissions, sales and issue expenses	16,620,462	13,476,834
Amortization	(10,775,374)	(8,863,514)
Deferred acquisition costs allocated to investments	257	(1,997)
Balance, end of year	$66,640,453	$60,795,108

7. Federal Income Taxes

FTFC filed 2023 and 2022 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC since all companies had been members of a consolidated group for over five years.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2024 and 2023, respectively, are summarized as follows:

	Years Ended December 31,
	2024	2023
Expected tax expense	$1,696,021	$2,113,114
Future policy benefits	(126,131)	116,934
Reinsurance recoverable (payable)	(102,745)	(158,863)
Difference in unapplied cash receipts	(99,571)	7,466
Adjustment of prior years' taxes	(23,759)	36,495
Unearned investment income	(10,413)	(23,446)
Premium amortization	(10,381)	(47,081)
Difference in book versus tax basis of available-for-sale securities	32,865	(3,341)
Non taxable international losses	47,007	44,775
Capital gains taxes	262,248	28,398
Other	(5,641)	32,636
Total income tax expense	$1,659,500	$2,147,087

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

7. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Deferred tax liabilities:
Deferred policy acquisition costs	$11,859,261	$10,880,652
Value of insurance business acquired	754,622	793,244
Reinsurance recoverable	241,766	260,169
Due premiums	105,280	104,257
Other	-	12
Total deferred tax liabilities	12,960,929	12,038,334
Deferred tax assets:
Policyholders' account balances and future policy benefits	$5,640,897	$5,027,661
Net unrealized investment losses	2,930,451	2,562,880
Mortgage loans	210,691	241,819
Available-for-sale fixed maturity securities	104,293	76,016
Unearned investment income	23,945	24,186
Available-for-sale fixed equity securities	17,695	(2,734)
Other liabilities	5,709	(104,516)
Investment real estate	3,756	(23,425)
Dividend liability	-	8,258
Total deferred tax assets	8,937,437	7,810,145
Net deferred tax liabilities	$4,023,492	$4,228,189

FTFC, TLIC, FBLIC and TMC have no remaining net operating loss carryforwards as of December 31, 2024 and December 31, 2023. During 2023, FTFC utilized its remaining $748,067 net operating loss carryforwards existing as of January 1, 2023 to offset 2023 federal taxable income

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2021 through 2024 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

8. Reinsurance

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2024 and 2023 are summarized as follows:

	2024	2023
Premiums assumed	$11,429,232	$9,272,154
Commissions and expense allowances assumed	4,655,697	3,652,842
Benefits assumed	365,345	229,729
Reserve credits assumed	19,607,266	14,087,640
In force amount assumed	330,534,332	249,019,338

Premiums ceded	446,138	532,288
Commissions and expense allowances ceded	8,994	11,180
Benefits ceded	3,773,887	5,070,456
Reserve credits ceded	45,161,575	92,309,889
In force amount ceded	64,646,723	64,278,984

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
December 31, 2024 and 2023

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

9. Leases

The Company leases 7,302 square feet of office space in Tulsa, Oklahoma. The lease began on October 1, 2015 and ended on September 30, 2020. The Company signed an amended lease agreement effective August 1, 2020 and ending on September 30, 2027. The amended lease agreement provides for the expansion of the existing premises from 6,769 square feet to 7,302 square feet. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $115,309 and $111,755 for the years ended December 31, 2024 and 2023, respectively.

In accordance with the current lease, the Company was provided an allowance of $54,152 for leasehold improvements. For the amended lease, the Company was provided allowance of $77,000 for leasehold improvements. The leasehold improvement allowance is amortized over the non-cancellable lease term and reduced rent expense by $11,000 for the years ended December 31, 2024 and 2023. The future minimum lease payments to be paid under the non-cancellable lease agreement are $123,130, $125,576 and $95,620 for the years 2025, 2026 and 2027, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

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

The statutory net losses for TLIC amounted to ($1,726,700) and ($249,030) for the years ended December 31, 2024 and 2023, respectively. The statutory capital and surplus of TLIC was $13,148,069 and $17,980,111 as of December 31, 2024 and 2023, respectively. The statutory net income (loss) for FBLIC amounted to ($2,596,050) and $1,027,432 for the years ended December 31, 2024 and 2023, respectively. The statutory capital and surplus of FBLIC was $10,677,658 and $13,735,110 as of December 31, 2024 and 2023, respectively.

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Oklahoma Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $7,079,124 as of December 31, 2024. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,067,766 in 2025 without prior approval. FBLIC has paid no dividends to TLIC in 2024 and 2023. TLIC has paid no dividends to FTFC in 2024 and 2023.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

11. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2024	2023
Revenues:
Life insurance operations	$49,727,760	$46,859,649
Annuity operations	24,102,511	24,531,347
Corporate operations	2,520,918	4,365,476
Total	$76,351,189	$75,756,472
Income before income taxes:
Life insurance operations	$5,897,565	$3,463,203
Annuity operations	945,053	3,453,174
Corporate operations	1,233,673	3,146,071
Total	$8,076,291	$10,062,448
Amortization expense:
Life insurance operations	$9,038,552	$7,705,997
Annuity operations	1,920,735	1,428,269
Total	$10,959,287	$9,134,266

	December 31,
	2024	2023
Assets:
Life insurance operations	$165,925,854	$164,653,497
Annuity operations	506,980,782	495,979,724
Corporate operations	13,542,262	11,388,314
Total	$686,448,898	$672,021,535

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

11. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,965,962	$-	$-	$2,965,962
Net invesment income	(337,189)	(1,135,787)	340,235	(1,132,741)
Net realized investment gains less impairments	80,881	234,656	-	315,537
Service fees and other income	158,457	472,295	(2,184,793)	(1,554,041)
Total revenue	2,868,111	(428,836)	(1,844,558)	594,717

Benefits and claims
Increase in future policy benefits	352,395	-	-	352,395
Death benefits	(1,122,310)	-	-	(1,122,310)
Surrenders	297,682	-	-	297,682
Interest credited to policyholders	-	786,996	-	786,996
Dividend, endowment and supplementary life contract benefits	26,047	-	-	26,047
Total benefits and claims	(446,186)	786,996	-	340,810
Expenses
Policy acquisition costs deferred net of amortization	135,701	(1,367,469)	-	(1,231,768)
Amortization of value of insurance business acquired	(43,420)	(43,419)	-	(86,839)
Commissions	794,093	2,432,624	-	3,226,717
Other underwriting, insurance and acquisition expenses	(6,439)	270,553	67,840	331,954
Total expenses	879,935	1,292,289	67,840	2,240,064
Total benefits, claims and expenses	433,749	2,079,285	67,840	2,580,874
Income (loss) before federal income tax expense (benefit)	$2,434,362	$(2,508,121)	$(1,912,398)	$(1,986,157)

The Company conducts and manages its business through three reporting business segments. The two reporting segments representing the major lines of business, are: (1) Life Insurance Operations and (2) Annuity Operations. The third reporting business segment is Corporate Operations that represents the activities of the financial holding companies that own all consolidated subsidiaries and include excess assets that are invested primarily in mortgage loan activities. The Company allocates the impact of corporate-level transactions to all three reporting segments, consistent with the basis for management's evaluation of the results of those reporting segments.

The accounting policies of the reporting segments are the same as those described in Note 1 - Organization and Significant Accounting Policies. Business segment allocations are based on certain assumptions and estimates primarily related to asset and liability holdings and revenue and cost activity with methodologies applied consistently from year-to-year. Stated segment operating results would change if different methods were applied.

The Company’s Chief Executive Officer is the chief operating decision maker (CODM), responsible for reviewing financial performance and making decisions regarding the allocation of resources for the reporting segments. The Company measures and analyzes segment performance based on earnings focused on investment yield, mortality of life insurance operations, interest assumptions inherent in life insurance future policy benefits, policyholders’ balances interest crediting rates and relative ratios of commission to life insurance premiums and annuity deposits as presented in our consolidated statements of operations. FTFC believes that U.S. GAAP earnings before federal income taxes is an appropriate indicator of the profitability and underlying trends in our life insurance and annuity business. The CODM considers actual-to-budget variances in U.S. GAAP earnings on a quarterly basis when making decisions about allocating capital and personnel to segments and evaluating product pricing.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

11. Segment Data (continued)

Disaggregated financial information for these segments, as regularly provided to the CODM, as of December 31, 2024 and 2023 is summarized as follows:

Year ended December 31, 2024:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$41,878,896	$-	$-	$41,878,896
Net invesment income	7,241,867	22,218,578	1,062,135	30,522,580
Net realized investment gains less impairments	34,380	101,005	-	135,385
Service fees and other income	572,617	1,782,928	1,458,783	3,814,328
Total revenue	49,727,760	24,102,511	2,520,918	76,351,189

Benefits and claims
Increase in future policy benefits	14,565,010	-	-	14,565,010
Death benefits	13,176,508	-	-	13,176,508
Surrenders	2,471,376	-	-	2,471,376
Interest credited to policyholders	-	15,880,681	-	15,880,681
Dividend, endowment and supplementary life contract benefits	388,723	-	-	388,723
Total benefits and claims	30,601,617	15,880,681	-	46,482,298
Expenses
Policy acquisition costs deferred net of amortization	(3,436,238)	(2,408,850)	-	(5,845,088)
Amortization of value of insurance business acquired	91,956	91,957	-	183,913
Commissions	11,392,911	4,637,570	-	16,030,481
Other underwriting, insurance and acquisition expenses	5,179,949	4,956,100	1,287,245	11,423,294
Total expenses	13,228,578	7,276,777	1,287,245	21,792,600
Total benefits, claims and expenses	43,830,195	23,157,458	1,287,245	68,274,898
Income before federal income tax expense (benefit)	$5,897,565	$945,053	$1,233,673	$8,076,291

Year ended December 31, 2023:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$38,912,934	$-	$-	$38,912,934
Net invesment income	7,579,056	23,354,365	721,900	31,655,321
Net realized investment gains less impairments	(46,501)	(133,651)	-	(180,152)
Service fees and other income	414,160	1,310,633	3,643,576	5,368,369
Total revenue	46,859,649	24,531,347	4,365,476	75,756,472

Benefits and claims
Increase in future policy benefits	14,212,615	-	-	14,212,615
Death benefits	14,298,818	-	-	14,298,818
Surrenders	2,173,694	-	-	2,173,694
Interest credited to policyholders	-	15,093,685	-	15,093,685
Dividend, endowment and supplementary life contract benefits	362,676	-	-	362,676
Total benefits and claims	31,047,803	15,093,685	-	46,141,488
Expenses
Policy acquisition costs deferred net of amortization	(3,571,939)	(1,041,381)	-	(4,613,320)
Amortization of value of insurance business acquired	135,376	135,376	-	270,752
Commissions	10,598,818	2,204,946	-	12,803,764
Other underwriting, insurance and acquisition expenses	5,186,388	4,685,547	1,219,405	11,091,340
Total expenses	12,348,643	5,984,488	1,219,405	19,552,536
Total benefits, claims and expenses	43,396,446	21,078,173	1,219,405	65,694,024
Income before federal income tax expense (benefit)	$3,463,203	$3,453,174	$3,146,071	$10,062,448

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

12. Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $50,995,135 as of December 31, 2024. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case is now scheduled to be retried in the District Court once a trial date is set. The Company is vigorously prosecuting this case. The Company faces no exposure in connection with this action since there are no counterclaims or cross claims made against the Company. Management believes that this lawsuit is not material in relation to the Company’s financial position or results of operations.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive loss for the years ended December 31, 2024 and 2023 are summarized as follows:

	Unrealized		Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
	Year Ended December 31, 2024

Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive loss before reclassifications, net of tax	(1,461,329)	203	(1,461,126)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(78,355)	-	(78,355)
Other comprehensive loss	(1,382,974)	203	(1,382,771)
Balance as of December 31, 2024	$(11,026,740)	$2,661	$(11,024,079)

	Year Ended December 31, 2023

Balance as of January 1, 2023	$(14,323,715)	$4,036	$(14,319,679)
Cumulative effect adjustment as of January 1, 2023
Accumulated credit loss January 1, 2023	230,036	-	230,036
Other comprehensive income before reclassifications, net of tax	4,408,820	(1,578)	4,407,242
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(41,093)	-	(41,093)
Other comprehensive income	4,449,913	(1,578)	4,448,335
Balance as of December 31, 2023	$(9,643,766)	$2,458	$(9,641,308)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024 and 2023

14. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the years ended December 31, 2024 and 2023 are summarized as follows:

		Income Tax
		Expense
	Pretax	(Benefit)	Net of Tax
	Year Ended December 31, 2024
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,849,782)	$(388,453)	$(1,461,329)
Reclassification adjustment for net losses included in operation having no credit losses	(99,183)	(20,828)	(78,355)
Net unrealized losses on investments	(1,750,599)	(367,625)	(1,382,974)
Adjustment to deferred acquisition costs	257	54	203
Total other comprehensive loss	$(1,750,342)	$(367,571)	$(1,382,771)

	Year Ended December 31, 2023
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$5,580,785	$1,171,965	$4,408,820
Reclassification adjustment for net losses included in operation having no credit losses	(52,016)	(10,923)	(41,093)
Net unrealized gains on investments	5,632,801	1,182,888	4,449,913
Adjustment to deferred acquisition costs	(1,997)	(419)	(1,578)
Total other comprehensive income	$5,630,804	$1,182,469	$4,448,335

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2024	2023
Realized losses on sales of securities (a)	$(99,183)	$(52,016)
Income tax benefit (b)	(20,828)	(10,923)
Total reclassification adjustments	$(78,355)	$(41,093)

(a)	These items appear within net realized investment gains (losses) in the consolidated statements of operations.

(b)	These items appear within federal income taxes in the consolidated statements of operations.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2024.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
Gregg E. Zahn (4)	63	Director; Chairman, President and Chief Executive Officer of First Trinity	2004
Charles W. Owens (3) (4)	70	Director; Insurance and Marketing Services	2004
George E. Peintner (2) (4)	71	Director; Marketing Company	2004
Francine M. Zahn (3) (4)	64	Sales Representative, Account Manager	2024

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominating and Corporate Governance Committee
(4)	Member Investment Committee

The following is a brief description of the business backgrounds of the Class A directors.

Gregg E. Zahn has been a member of the Board of Directors since inception in 2004. He is President, Chief Executive Officer and Chairman of the Board of Directors of First Trinity. He has been President and Chief Executive Officer since October 2007 and became Chairman in 2011. From 2004 until October 2007, he was First Trinity’s Director of Training and Recruiting. He is President, Chief Executive Officer, Chairman and Director of Trinity Life Insurance Company (“TLIC”) and Trinity Mortgage Corporation (“TMC”) and has served in those positions since October 2007. He was Executive Vice President of First Life America Corporation of Topeka, Kansas (acquired in 2008 and merged with TLIC in 2009) from December 2008 until August 2009. He became Chairman, Chief Executive Officer and Director of Family Benefit Life Insurance Company (“FBLIC”) in December 2011. He became Chairman of Texas Republic Capital Corporation (“TRCC”) in 2012. He also was Chairman of Royalty Capital Corporation (“RCC”) from its inception in 2013 through its dissolution in 2022 when RCC’s life insurance subsidiary, Royalty Capital Life Insurance Company (“RCLIC”), was sold to FTFC. Between 1997 and March 2004, Mr. Zahn served as Marketing Vice President of First Alliance Insurance Company of Lexington, Kentucky and as Assistant to the President of First Alliance Corporation and Mid-American Alliance Corporation. He was President of Alliance Insurance Management from 2001 to 2003.

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

Francine M. Zahn is currently a Sales Representative/Account Manager, PROAMPAC/TULSACK (March 2008-Present). Other positions include Executive Assistant, FTFC, Tulsa OK (May 2005-March 2008) and Agency Assistant for Independent Health Insurance Agent, ANTHEM BlueCross and BlueShield, Lexington KY (January 2003-April 2004). Her education includes Undergraduate Studies, Education, BA, Hammond, LA (August 1979-December 1983), Graduate Studies, Special Education, Lexington, KY (January 2004-April 2004) and Professional Career Development Institute, Medical Billing, Home Study, January 2005-May 2005.

The following sets forth certain information regarding the current directors that were appointed by a vote of the Class B shareholders including age, position with the Company, principal occupation and term of service. The Company’s Class A Directors serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

			Director
Name of Nominee	Age	Position/Principal Occupation	Since
William S. Lay (3) (4)	85	Director; Former Vice President and Chief Investment Officer of FTFC	2007
Bill H. Hill (1) (2)	84	Director; Former President of Eastern Oklahoma State College	2004
Gary L. Sherrer (1) (3)	76	Director; Former Assistant Vice President, Division of Agricultural Sciences and Natural Resources for Oklahoma State University Foundation	2004
Will W. Klein (1) (2)	92	Director; Insurance Company Chief Executive Officer	2011
Gerald J. Kohout (1) (2)	84	Director; Former Officer and Director of Life and Health Insurance Companies	2015

(1)	Member Audit Committee
(2)	Member Compensation Committee
(3)	Member Nominating and Corporate Governance Committee
(4)	Member Investment Committee

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

Director Compensation

Effective January 1, 2020, Directors who are not employees of the Company receive a $9,500 annual retainer, paid monthly, $5,500 plus expenses for each Board of Directors meeting attended in person, telephonically or electronically and $500 for any committee meeting they attend not held in conjunction with a Board of Directors’ meeting. Committee Chairman receive an additional $9,500 annual retainer paid monthly. In addition, effective January 1, 2020, Directors who are not employees, would have the following increases in directors compensation: for each $100,000,000 in asset growth of the Company beyond $600,000,000, there will be an annual retainer increase of $1,000, a meeting attendance in person increase of $500 and an increase in the annual retainer of committee chairmen of $1,000.

The Director Compensation Table for 2024 is set forth below.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Bill H. Hill	37,000	-	-	-	-	-	37,000
Will W. Klein	46,500	-	-	-	-	-	46,500
Gerald J. Kohout	37,000	-	-	-	-	-	37,000
William S. Lay	32,500	-	-	-	-	-	32,500
Charles W. Owens	41,500	-	-	-	-	-	41,500
George E. Peintner	43,000	-	-	-	-	-	43,000
Gary L. Sherrer	45,500	-	-	-	-	-	45,500
Francine M. Zahn	22,438	-	-	-	-	-	22,438

Executive Officers

The following sets forts information regarding the current executive officers of FTFC including age, current and prior positions with the Company and terms of service. The Company’s Executive Officers serve a term of one year as elected by the Board of Directors or until their successors are duly elected and qualified.

			Employee
Name of Officer	Age	Position/Principal Occupation	Since
Gregg E. Zahn (1)	63	Chairman, President and Chief Executive Officer	2004
Jeffrey J. Wood (2)	71	Chief Financial Officer, Secretary and Treasurer	2010

(1)	Mr. Zahn was elected President and Chief Executive Officer in October 2007 and Chairman in May 2011 and previously served as Director of Training and Recruiting from 2004 through October 2007.
(2)	Mr. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.

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

Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required to be filed during 2024, the Company believes that its executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them.

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

Nominating and Corporate Governance Committee

The Board of Directors has a Nominating and Corporate Governance Committee. This committee meets on call and submits recommendations to the Board of Directors for the number of members to be included in the Company’s Board of Directors, the individuals to be submitted to the shareholders for election for the Company’s Board of Directors and coordinates the corporate governance activities of the Company. The Nominating and Corporate Governance Committee currently consists of four independent directors Charles W. Owens (Chairman), William S. Lay, Gary L. Sherrer and Francine M. Zahn. The Nominating and Corporate Governance committee acts pursuant to a written Charter adopted by the Board of Directors, which is available in the “Corporate Governance” section of the Company’s website at www.firsttrinityfinancial.com.

Investment Committee

The Investment Committee of the Board of Directors is currently composed of five directors: Gregg E. Zahn (chairman), William S. Lay, Charles W. Owens, George E. Peintner and Francine M. Zahn. The Investment Committee (1) reviews and approves investment transactions on at least a quarterly basis, (2) establishes the Company’s investment policy, (3) provides specific guidelines for the allocation of the Company’s available funds for investments and other purposes and (4) monitors those guidelines to ensure that available funds are properly allocated into investment categories consistent with the Company’s investment policies.

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

Cash Bonuses: Bonus amounts are based on individual performance and are intended to reward superior performance. The Compensation Committee may also consider additional considerations that it deems appropriate. Bonuses are discretionary and there is no formal bonus plan in place except for Gregg E. Zahn’s asset and net profit bonuses discussed below.

The following Summary Compensation Table sets forth the compensation of the executive officers’ that exceeded $100,000.

Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (3)	($)

Gregg E. Zahn (1)	2024	603,961	395,768	24,000	1,023,729
President and Chief Executive Officer	2023	569,775	309,235	24,000	903,010

Jeffrey J. Wood (2)	2024	323,027	35,000	-	358,027
Chief Financial Officer, Secretary and Treasurer	2023	313,617	25,000	-	338,617

(1)	Mr. Zahn was elected President and Chief Executive Officer on October 4, 2007.
(2)	Mr. Wood was elected Chief Financial Officer in June 2010 and Secretary and Treasurer in March 2011.
(3)	Represents annual auto allowance of $24,000 in 2024 and 2023.

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

The most recent amended agreement is continuous with automatic monthly extensions on the first day of each month, provides health, dental and vision benefits for a three year-period following the date of separation, grosses up federal and state taxes for separation payments up to three years of salary following the date of separation and is subject to earlier termination based on disability, death or termination by the Company, with or without cause.

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

Under the September 5, 2017, amendment:

●

Mr. Zahn's annual salary of $300,000 increased annually on January 1st of each year by 6% (retroactive to January 1, 2013) during 2013 and in subsequent years as follows: 2013 - $318,000; 2014 - $337,080; 2015 - $357,304; 2016 - $378,743; 2017 - $401,467, 2018 - $425,556, 2019 - $451,089, 2020 - $478,154, 2021 - $506,843, 2022 - $537,254 and 2023 - $569,775.

●

Mr. Zahn will receive an asset growth bonus (with assets measured using the U.S. GAAP basis of accounting) as follows: $200,000 bonus when the Company’s assets reach $200,000,000; $250,000 bonus when the Company’s assets reach $250,000,000; $300,000 bonus when the Company’s assets reach $300,000,000; $350,000 bonus when the Company’s assets reach $350,000,000; $400,000 bonus when the Company’s assets reach $400,000,000; $450,000 bonus when the Company’s assets reach $450,000,000 and $500,000 bonus when the Company’s assets reach $500,000,000. More than one asset growth bonus can be reached in any given year. Mr. Zahn’s asset growth bonus is being revisited since the Company’s assets exceed $500,000,000 but Mr. Zahn was granted a $600,000 bonus at the discretion of the Board of Directors in 2020 when the Company’s assets exceeded $600,000,000.

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

Mr. Zahn also received a monthly auto allowance of $1,100 through March 31, 2020 that was increased to a monthly auto allowance of $1,500 effective April 1, 2020 and $2,000 effective April, 1, 2021.  He is entitled to participate in the Company’s employee benefit plans available to other executives.  Amounts payable, as of December 31, 2024, in the event of Mr. Zahn’s termination of employment by the Company not for cause or for good reason (including salaries, bonus, auto allowance, benefits and tax rate adjustment for 2.99 years) is $3,950,000.

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

A further amended agreement dated March 18, 2019 and reported in the Company’s Form 8-K filed on March 20, 2019 requires a continuous employment agreement with automatic monthly extensions on the first day of each month.

The most recent amended agreement dated August 15, 2024 and reported in the Company’s Form 8-K filed on August 20, 2014 provides a 6% annual salary increase beginning January 1, 2025 2.50% times the average of Mr. Wood’sW-2 compensation for the two completed years immediately preceding any date of separation and is subject to earlier termination based on disability, death, termination by the Company, with or without cause. He is entitled to participate in the Company’s employee benefit plans available to other executives.  He is eligible for a bonus at the discretion of the Compensation Committee and the Board of Directors, based on performance.  Amounts payable, as of December 31, 2024, in the event of Mr. Wood’s termination of employment by the Company, not for cause or for good reason (including salary and bonus) is $870,808.

First Trinity Financial Corporation pay versus performance table is summarized as follows:

Year	Summary Compensation Table Total for Principal Executive Officer ("PEO") ($)	Compensation Actually Paid to PEO ($)	Average Summary Compensation Table Total for Named Executive Officers ("NEOs") Excluding PEO ($)	Average Compensation Actually Paid to NEOs Excluding PEO ($)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($) (1)	Net Income ($)

2024	1,023,729	1,023,729	358,027	358,027		6,416,791
2023	903,010	903,010	338,617	338,617		7,915,361
2022	774,623	774,623	329,484	329,484		6,184,703

(1) First Trinity Financial Corporation is a small reporting company and is not required to provide this information. Gregg E. Zahn is the Company's PEO and Jeffrey J. Wood is the Company's NEO, Non-PEO. Mr. Zahn's contractual base compensation increases each year by six percent.  Mr. Zahn also receives a contractual profitability bonus of five percent of annual audited U.S. GAAP net income. Mr. Wood's contractual base compensation increased by three percent in 2022, 2023 and 2024.  Mr. Wood is also eligible for a discretionary bonus based on performance.

2024 Compensation Disclosure Ratio of the Median Annual Total Compensation of All Company Employees to the Annual Total Compensation of the Company’s Chief Executive Officer

The 2024 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s chief executive officer is as follows:

2024
Total Compensation
Category	and Ratio
Median annual total compensation of all employees (excluding Gregg E. Zahn)	$80,000
Annual total compensation of Gregg E. Zahn, Chief Executive Officer	$1,023,729
Ratio of the median annual total compensation of all employees to the annual total compensation of Gregg Zahn, Chief Executive Officer	7.81%

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following Compensation Discussion and Analysis ("CD&A") describes the material elements of compensation for executive officers identified in the Summary Compensation Table.

Compensation Philosophy

The Compensation Committee, composed of four independent directors, is responsible for implementing our compensation philosophy for directors, executive officers and employees. Our goal is to ensure we employ qualified, experienced executive officers whose financial interests are aligned with that of our shareholders. Because we do believe a systematic pattern exists between executive compensation and performance, our compensation philosophy is structured to "motivate" managerial behaviors through a combination of base and incentive compensation.

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

"Say-on-Pay" and "Say-When-on-Pay"

We believe our compensation philosophy and structure is fair for our executive officers. Shareholders will not find complex compensation formulas to evaluate and approve. However, to retain our limited number of corporate executives, we generally allow a minimum of two- and one-half years to a maximum of 2.99 years of compensation in the event of termination of employment by the Company not for cause or for good reason.

Our straightforward and simplified approach to executive compensation insulates our shareholders from the types of corporate excesses which led to the enactment of "Say-on-Pay" and "Say-When-on Pay." We believe our compensation solution favorably serves our shareholders on matters of executive pay.

Compensation Performance Analysis

Our executive management team is led by Gregg E. Zahn and Jeffrey J. Wood who are full-time employees. The Compensation Committee conducted a review of the performance of Gregg E. Zahn and Jeffrey J. Wood for the year 2024. This review included an evaluation of the progress made towards the attainment of our corporate objectives and the role these individuals played in meeting those objectives. The review also included a broad-based comparison of salaries with senior executives of other publicly traded life insurance companies.

Due to being a smaller public reporting company and that our Class A common stock is not publicly traded, it is difficult to find public life insurance companies that are comparable to us. With our life insurance business achieving investment opportunities with positive yields and pursuing acquisition and growth opportunities, the Company reported increased assets of $14,427,363 from $672,021,535 as of December 31, 2023 to $686,448,898 as of December 31, 2024 and increased shareholders’ equity of $5,034,020 from $64,016,208 as of December 31, 2023 to $69,050,228 as of December 31, 2024. The Company also achieved increased revenues of $594,717 from $75,756,472 in 2023 to $76,351,189 in 2024 and decreased net income of $1,498,570 from $7,915,361 in 2023 to $6,416,791 in 2024.

The Company's performance in 2024 reflected the business philosophy and leadership primarily of Gregg E. Zahn supported by Jeffrey J. Wood. Considering these factors, the Compensation Committee was encouraged by executive management's demonstrated leadership. The Compensation Committee considers Gregg E. Zahn and

Jeffrey J. Wood to be valuable executive officers in implementing our corporate objectives.

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

In 2024, Gregg E. Zahn and Jeffrey J. Wood met the subjective expectations of our Board of Directors and shareholders.

The Compensation Committee remains cautious about its responsibility to shareholders in setting executive compensation and has asked executive management to focus on continued asset growth and profitability. Gregg E. Zahn received a 6.00% increase in base salary to $603,961 in 2024, received a $395,768 bonus in 2024 representing 5.00% of FTFC’s U.S. GAAP net income of $7,915,361 and also received an automobile allowance of $24,000. Jeffrey J. Wood received a 3.00% increase in base salary to $323,027 in 2024 and received a bonus of $35,000 in 2024. Mr. Wood’s base salary will increase by 6% in 2025 in accordance with his amended employment contract.

Compensation Studies

To assist in evaluating the compensation for 2024 and establishing compensation for future years, the Compensation Committee utilized independent sources in a formal study to identify the total compensation within the life insurance industry of individuals with the position title chief financial officer. This independent study was not done for the position title chief executive officer but the Compensation Committee will utilize the chief financial officer independent study as a guideline in evaluating the compensation within the life insurance industry of its two executive officers. We believe an independent study is a point of reference for measurement, but not the determinative factor for the compensation of our two executives' officers. Because a formal study of chief financial officer compensation in the life insurance industry by independent sources is one of several analytic tools used in setting executive compensation, the Compensation Committee has discretion in determining the manner and extent of its use.

The specific formal study of total compensation for the position title of chief financial officer within the life insurance industry was performed by an independent source in the investment banking industry in the spring of 2024 and included twenty-three (23) life insurance companies’ information for 2021, 2022 and 2023.

Data obtained on each comparable chief financial officer compensation within the life insurance industry included base salaries, bonuses, other incentives, deferred compensation, non-cash compensations, stock incentive plans, change-in-control amounts and any other fees paid to the chief financial officer within the life insurance industry.

Comparative Compensation Analysis

The overall results of the above independent study of the chief financial officer position within twenty-three (23) life insurance companies within the life insurance industry provided additional information for the Compensation Committee to consider. As noted above, the Compensation Committee reviewed a number of factors within this independent study; however, with the focus on total compensation (base salaries, bonuses and all other compensation).

Based on the Compensation Committee's analysis, the recommended 2024 base salary compensation for Gregg E. Zahn, our President and Chief Executive Officer, and Jeffrey J. Wood, our Chief Financial Officer, Secretary and Treasurer, was determined to be low by the Compensation Committee, especially with the many roles that they perform for our Company. These amounts are below the lowest of the total compensation for the chief financial officer position compared to the companies in the independent survey. This also shows that the total compensation for the chief executive officer is probably low compared to other companies in the life insurance industry.

The reason for this low compensation for its two executive officers within the life insurance industry is that the Compensation Committee and the Board of Directors have motivated these two executive officers with employment contracts that result in change-in-control payments to produce a liquidation event or nationally exchanged traded security for the Company shareholders at per share amounts in excess of the Company’s shareholder’s investment in its Class A and Class B common stock.. In addition, the Company’s Compensation Committee and Board of Directors realize that its Class A common stock is subject to the regulations of the United States Securities and Exchange Commission but has not been publicly traded on a national exchange during the Company’s history.

In analyzing all these factors, the Compensation Committee concluded that it has two talented executive officers that are working diligently to continue the Company’s growth and profitability, continue protecting the Company’s and shareholders’ valuable investments and are seeking a liquidation event or exchange traded national security for the Company whereby the shareholders will be rewarded and the executive officers compensated.

The Compensation Committee believes that through the use of current and appropriate base salaries, bonuses and other incentives including a change-in-control employment contract feature focused on creating a positive liquidity event or nationally exchanged traded security for the Company, these compensation shortages can be managed most efficiently and effectively using Company asset growth and profitability, protection of shareholders and the desire for shareholders to receive a return on their investments as measurement and motivation standards for the many roles that these executive officers fulfill for the Company.

Board Process and Conclusion

The Board of Directors discussed the Compensation Committee's recommended 2024 compensation and adopted the recommendations as proposed. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement, which the Board of Directors approved.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

George E. Peintner, Chairman

Bill H. Hill

Will W. Klein

Gerald J. Kohout

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company’s Class A and Class B common stock as of March 10, 2025 (i) by all persons known to the Company, based on statements filed by such persons pursuant to Section 13(d) or 13(g) of the exchange act, to be the beneficial owners of more than 5% of FTFC’s common stock, (ii) by the executive officers named in the Summary Compensation Table under “Executive Compensation”, (iii) by each director, and (iv) by all current directors and executive officers as a group.

	Class A	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	636,366	6.78%
Francine M. Zahn	284,741	3.03%
Gary L. Sherrer	57,042	*
George E. Peintner	53,191	*
Charles W. Owens (2)	52,957	*
Bill H. Hill	36,989	*
William S. Lay	30,027	*
Will W. Klein	13,021	*
Jeffrey J. Wood	5,189	*
Gerald J. Kohout	3,121	*
All directors and executive officers as a group (10 persons)	1,172,644	12.50%

*	represents less than 1%

(1)	As of March 6, 2023, there were 9,384,340 Class A shares issued and outstanding and entitled to vote.
(2)	Includes 4,626 shares jointly owned by Mr. Owens and his children.

	Class A	Percentage
	Common Stock	Beneficially
Name	Beneficially Owned (1)	Owned (1)
Gregg E. Zahn	100,000	98.91%
Francine M. Zahn	-	-
Gary L. Sherrer	-	-
George E. Peintner	-	-
Charles W. Owens (2)	-	-
Bill H. Hill	-	-
William S. Lay	-	-
Will W. Klein	-	-
Jeffrey J. Wood	-	-
Gerald J. Kohout	-	-
All directors and executive officers as a group (10 persons)	100,000	98.91%

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

We did not have any related party transactions in 2024 with our officers or Directors.

Director Independence

Although our common stock is not traded on a stock exchange or quotation system, we maintain a Board with a majority of independent directors. The Board has determined that each of the following eight members of the Board are “independent” within the meaning of applicable listing standards of the Nasdaq Stock Market and as set forth in our Corporate Governance Policy: Bill H. Hill, Will W. Klein, Gerald J. Kohout, William S. Lay, Charles W. Owens, George E. Peinter, Gary L. Sherrer and Francine M. Zahn. The Board has made an affirmative determination that each of Directors named above satisfies these categorical standards. In making its determination, the Board examined relationships between Directors or their affiliates with us and our affiliates and determined that each such relationship, if any, did not impair the Director’s independence. A copy of our governance policy is available at our website, https://firsttrinityfinancial.com/company-charters-corporate-governance.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2024 with the Company’s management. The Company’s management has primary responsibility for the Company’s financial reporting process and internal controls as well as preparation of the Company’s consolidated financial statements. The independent registered public accounting firm is responsible for performing an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) to obtain reasonable assurance that the Company’s consolidated financial statements are free from material misstatement and expressing an opinion on the conformity of such financial statements with accounting principles generally accepted in the United States. The Audit Committee is responsible for overseeing and monitoring the independent registered accounting firm’s audit process on behalf of the Board of Directors.

The Audit Committee has discussed with KEB, the Company’s independent registered public accounting firm for the year ended December 31, 2024, the matters required to be discussed by PCAOB Auditing Standard No. 1301, “Communications with Audit Committees” as amended and adopted by PCAOB. PCAOB Auditing Standard No. 1301 requires an auditor to discuss with the Audit Committee, among other things, the auditor’s judgments about the quality, not just the acceptability, of the accounting principles applied in the Company’s financial reporting. The Audit Committee has also received the written disclosures and the letter from KEB required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with KEB its independence from FTFC.

Based on the review and discussions referred to above, the Audit Committee recommended to FTFC’s Board of Directors and the Company’s Board of Directors approved the recommendation that the audited financial statements were properly included in FTFC’s Annual Report on Form 10-K for the year ended December 31, 2024, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Will W. Klein, Chairman

Bill H. Hill

Gerald J. Kohout

Gary L. Sherrer

Principal Accounting Fees and Service

The following table shows the fees paid or accrued by the Company for the audit and other services provided by its independent registered public accounting firm, Kerber, Eck & Braeckel LLP.

	Years Ended December 31,
	2024	2023
Audit Fees (including expenses)	$173,000	$161,737
Audit Related Fees	52,755	47,700
Tax Fees	12,750	12,000
All Other Fees	668	1,290
Total	$239,173	$222,727

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

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 30, 2020.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 6, 2021.

10.1	Amended and Restated Employment Agreement of Gregg E. Zahn, president, dated May 23, 2022, incorporated by reference as Exhibit 10.8 of the Company’s Current Report on Form 8-K filed May 25, 2022.

10.2	Amended and Restated Employment Agreement of Jeffrey J. Wood, dated August 15, 2024, incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 20, 2024.

10.3	2019 Long-Term Incentive Plan, incorporated by reference as Exhibit 10.15 of the Company’s Current Report on Form 8-K filed March 13, 2020.

21.1*	Subsidiaries of First Trinity Financial Corporation.

24.1*	Powers of Attorney (included in the signature pages hereto and incorporated herein by reference).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definition

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data (formatted as Inline XBRL and continued in Exhibit 101)

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

FIRST TRINITY FINANCIAL CORPORATION

Date: March 13, 2025	By	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date: March 13, 2025	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date: March 13, 2025
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date: March 13, 2025
William S. Lay, Director

By	/s/ Bill H. Hill	Date: March 13, 2025
Bill H. Hill, Director

By	/s/ Will W. Klein	Date: March 13, 2025
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date: March 13, 2025
Gerald J. Kohout, Director

By	/s/ Charles W. Owens	Date: March 13, 2025
Charles W. Owens, Director

By	/s/ George E. Peintner	Date: March 13, 2025
George E. Peintner, Director

By	/s/ Gary L. Sherrer	Date: March 13, 2025
Gary L. Sherrer, Director

By	/s/ Francine M. Zahn	Date: March 13, 2025
Francine M Zahn, Director