Form 10-Q
period 2025-03-31
First Trinity Financial CORP
filed 2025-05-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2025

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

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2025

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of March 31, 2025 (Unaudited) and December 31, 2024	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4. Controls and Procedures	57

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults upon Senior Securities	58

Item 4. Mine Safety Disclosures	58

Item 5. Other Information	58

Item 6. Exhibits	59

Signatures	60

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $239,418,030 and $227,703,702 as of March 31, 2025 and December 31, 2024, respectively)	$229,308,527	$213,745,821
Equity securities at fair value (cost: $5,405,328 and $5,301,191 as of March 31, 2025 and December 31, 2024, respectively)	5,413,023	5,336,062
Mortgage loans on real estate	221,359,037	209,364,504
Investment real estate	2,501,979	2,351,549
Policy loans	4,530,375	4,367,534
Other long-term investments	56,212,819	58,223,514
Total investments	519,325,760	493,388,984
Cash and cash equivalents	41,314,650	64,344,122
Accrued investment income	6,316,751	5,746,167
Recoverable from reinsurers	10,012,306	9,845,838
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $21,440,761 and $22,559,107 as of March 31, 2025 and December 31, 2024, respectively)	16,999,884	17,932,297
Mortgage loans on real estate	10,459,110	12,660,117
Receivable for securities	-	674,405
Payable for securities	(5,307)	(783)
Cash and cash equivalents	1,833,439	(89,726)
Total assets held in trust under coinsurance agreement	29,287,126	31,176,310
Agents' balances and due premiums	1,283,059	1,393,277
Deferred policy acquisition costs	67,084,099	66,640,453
Value of insurance business acquired	3,546,804	3,593,440
Other assets	12,068,408	10,320,307
Total assets	$690,238,963	$686,448,898
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$431,093,558	$431,190,092
Future policy benefits	141,411,195	138,027,832
Policy claims	2,641,334	2,478,465
Other policy liabilities	253,720	226,553
Total policy liabilities	575,399,807	571,922,942
Funds withheld under coinsurance agreement	28,901,489	31,032,174
Deferred federal income taxes	4,775,681	4,023,492
Other liabilities	8,504,196	10,420,062
Total liabilities	617,581,173	617,398,670
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 9,631,920 issued as of March 31, 2025 and December 31, 2024, 9,384,340 outstanding as of March 31, 2025 and December 31, 2024)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2025 and December 31, 2024)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of March 31, 2025 and December 31, 2024)	(893,947)	(893,947)
Accumulated other comprehensive loss	(7,984,631)	(11,024,079)
Accumulated earnings	37,771,015	37,202,901
Total shareholders' equity	72,657,790	69,050,228
Total liabilities and shareholders' equity	$690,238,963	$686,448,898

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$10,159,076	$9,651,005
Net investment income	7,818,283	7,957,877
Net realized investment gains	862,204	40,061
Service fees	751,915	247,682
Other income	18,217	645,583
Total revenues	19,609,695	18,542,208
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,496,874	2,581,015
Death benefits	3,964,993	3,510,753
Surrenders	775,567	577,357
Interest credited to policyholders	4,771,604	3,667,484
Dividend, endowment and supplementary life contract benefits	128,787	85,016
Total benefits and claims	13,137,825	10,421,625
Policy acquisition costs deferred	(2,873,262)	(2,925,293)
Amortization of deferred policy acquisition costs	2,428,639	2,325,711
Amortization of value of insurance business acquired	46,636	51,337
Commissions	2,699,843	2,781,727
Other underwriting, insurance and acquisition expenses	3,442,079	3,609,499
Total expenses	5,743,935	5,842,981
Total benefits, claims and expenses	18,881,760	16,264,606
Income before total federal income tax expense (benefit)	727,935	2,277,602
Current federal income tax expense	215,585	133,572
Deferred federal income tax expense (benefit)	(55,764)	349,877
Total federal income tax expense	159,821	483,449
Net income	$568,114	$1,794,153
Net income per common share
Class A common stock	$0.0600	$0.1895
Class B common stock	$0.0510	$0.1610

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$568,114	$1,794,153
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	4,074,458	(697,823)
Less net realized investment gains (losses) having no credit losses	226,080	(1,698)
Net unrealized gains (losses)	3,848,378	(696,125)
Less adjustment to deferred acquisition costs	977	97
Other comprehensive income (loss) before income tax expense (benefit)	3,847,401	(696,222)
Income tax expense (benefit)	807,953	(146,206)
Total other comprehensive income (loss)	3,039,448	(550,016)
Total comprehensive income	$3,607,562	$1,244,137

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Loss	Earnings	Equity
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income:
Net income	-	-	-	-	-	1,794,153	1,794,153
Other comprehensive loss	-	-	-	-	(550,016)	-	(550,016)
Balance as of March 31, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,191,324)	$32,580,263	$65,260,345

Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(11,024,079)	$37,202,901	$69,050,228
Comprehensive income:
Net income	-	-	-	-	-	568,114	568,114
Other comprehensive income	-	-	-	-	3,039,448	-	3,039,448
Balance as of March 31, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(7,984,631)	$37,771,015	$72,657,790

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$568,114	$1,794,153
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(349,945)	(1,182,060)
Net realized investment gains	(862,204)	(40,061)
Amortization of policy acquisition cost	2,428,639	2,325,711
Policy acquisition cost deferred	(2,873,262)	(2,925,293)
Amortization of value of insurance business acquired	46,636	51,337
Allowance for mortgage loan losses	62,776	(112,141)
Provision for deferred federal income tax expense (benefit)	(55,764)	349,877
Interest credited to policyholders	4,771,604	3,667,484
Change in assets and liabilities:
Accrued investment income	(570,584)	281,622
Recoverable from reinsurers	(166,468)	212,041
Assets held in trust under coinsurance agreement	2,542,838	15,583,777
Agents' balances and due premiums	110,218	(129,898)
Other assets (excludes change in receivable for securities sold of ($12,920) in 2024)	(1,761,021)	617,011
Future policy benefits	3,383,363	2,467,652
Policy claims	162,869	(302,113)
Other policy liabilities	27,167	(12,569)
Other liabilities (excludes change in payable for securities purchased of ($6,118) and ($1,469) in 2025 and 2024, respectively)	(1,921,984)	3,542,714
Net cash provided by operating activities	5,542,992	26,189,244

Investing activities
Purchases of fixed maturity securities	(43,547,539)	(1,778,887)
Maturities of fixed maturity securities	250,000	500,000
Sales of fixed maturity securities	31,557,404	533,349
Purchases of equity securities	(127,627)	(13,040)
Proceeds from realized capital gains, equity securities	2,722	-
Joint venture distribution	23,490	31,964
Purchases of mortgage loans	(33,189,685)	(11,016,161)
Payments on mortgage loans	20,687,740	36,539,747
Purchases of other long-term investments	(550,000)	(1,636,177)
Payments on other long-term investments	3,822,329	3,929,669
Sale of real estate	294,982	-
Policy loans	(162,841)	(49,765)
Short-term investments	-	298,257
Net change in receivable and payable for securities sold and purchased	19,038	(1,469)
Net cash provided by (used in) investing activities	(20,919,987)	27,337,487

Financing activities
Policyholders' account deposits	6,742,282	7,327,231
Policyholders' account withdrawals	(14,394,759)	(59,796,715)
Net cash used in financing activities	(7,652,477)	(52,469,484)

Increase (decrease) in cash and cash equivalents	(23,029,472)	1,057,247
Cash and cash equivalents, beginning of period	64,344,122	33,839,741
Cash and cash equivalents, end of period	$41,314,650	$34,896,988

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2025 and 2024, the Company foreclosed on residential mortgage loans of real estate totaling $416,000 and $150,371, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Reductions in mortgage loans due to foreclosure	$416,000	$150,371
Investment real estate held-for-sale acquired through foreclosure	(416,000)	(150,371)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
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
March 31, 2025
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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2024.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

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
March 31, 2025
(Unaudited)

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
March 31, 2025
(Unaudited)

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
March 31, 2025
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

Subsequent Events

Management has evaluated all events subsequent to March 31, 2025 through the date that these financial statements have been issued.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption was permitted. The Company, however, will adopt this pronouncement for its annual reporting as of and for the year ended December 31, 2025.

With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, the Company will apply the amendments (including market risks benefits) retrospectively as of the beginning of the earliest period presented that will be January 1, 2024. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted but was not elected by the Company. The Company will adopt this pronouncement for its annual reporting as of and for the year ended December 31, 2025, with the amendments applied retrospectively as of January 1, 2024. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company will adopt and disclose the information required by this Update for year-end reporting in 2025.

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

In January 2025, the FASB issued Accounting Standards Update 2025-01 that amended Accounting Standards Update 2024-03 to clarify the effective date of the original pronouncement regarding Expense Disaggregation Disclosures. The FASB’s intent in Accounting Standards Update 2024-03 was that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The FASB acknowledges, however, that there was ambiguity that only potentially affected non-calendar year-end entities when Accounting Standards Update 2024-03 was issued.

The amendment in this pronouncement amends the effective date of Accounting Standards Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Accounting Standards Update 2024-03 is permitted. This amendment does not impact the Company.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of March 31, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2025 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,265,276	$13,600	$-	$4,278,876
States and political subdivisions	7,528,254	34,332	284,881	7,277,705
U.S. government agency mortgage backed securities	37,609,431	248,560	337,316	37,520,675
Commercial mortgage-backed securities	25,227,399	99,070	1,169,607	24,156,862
Residential mortgage-backed securities	9,648	4,716	-	14,364
Corporate bonds	113,822,564	229,828	6,357,755	107,694,637
Asset-backed securities	18,932,139	98,549	670,397	18,360,291
Exchange traded securities	500,000	-	11,400	488,600
Foreign bonds	30,273,319	25,308	1,803,310	28,495,317
Redeemable preferred securities	1,250,000	-	228,800	1,021,200
Total fixed maturity securities	$239,418,030	$753,963	$10,863,466	$229,308,527
Fixed maturity securities held in trust under coinsurance agreement	$21,440,761	$6,230	$4,447,107	$16,999,884

	December 31, 2024
Fixed maturity securities
U.S. government and U.S. government agencies	$4,263,791	$12,654	$480	$4,275,965
States and political subdivisions	8,156,851	173	463,791	7,693,233
U.S. government agency mortgage backed securities	41,085,693	20,347	870,659	40,235,381
Commercial mortgage-backed securities	19,999,386	5,070	1,505,058	18,499,398
Residential mortgage-backed securities	9,750	4,361	-	14,111
Corporate bonds	106,678,530	28,519	7,350,495	99,356,554
Asset-backed securities	15,628,104	67,390	796,910	14,898,584
Exchange traded securities	1,184,560	-	687,760	496,800
Foreign bonds	29,447,037	5,683	2,212,925	27,239,795
Redeemable preferred securities	1,250,000	-	214,000	1,036,000
Total fixed maturity securities	$227,703,702	$144,197	$14,102,078	$213,745,821
Fixed maturity securities held in trust under coinsurance agreement	$22,559,107	$21,034	$4,647,844	$17,932,297

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2025 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$1,452,939	$40,520	5
Commercial mortgage-backed securities	6,278,957	57,288	8
U.S. government agency mortgage backed securities	22,334,539	337,316	33
Corporate bonds	25,999,978	474,662	63
Asset-backed securities	2,335,560	5,323	7
Foreign bonds	5,152,908	120,863	10
Total less than 12 months in an unrealized loss position	63,554,881	1,035,972	126
More than 12 months in an unrealized loss position
States and political subdivisions	2,633,606	244,361	16
Commercial mortgage-backed securities	7,690,817	1,112,319	21
Corporate bonds	59,194,238	5,883,093	173
Asset-backed securities	7,139,251	665,074	20
Exchange traded securities	488,600	11,400	2
Foreign bonds	21,270,775	1,682,447	56
Redeemable preferred securities	1,021,200	228,800	4
Total more than 12 months in an unrealized loss position	99,438,487	9,827,494	292
Total fixed maturity securities in an unrealized loss position	$162,993,368	$10,863,466	418
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$904,057	$6,780	2
Total more than 12 months in an unrealized loss position	14,600,094	4,440,327	63
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,504,151	$4,447,107	65

	December 31, 2024
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$810,291	$480	4
States and political subdivisions	4,350,258	95,994	12
U.S. government agency mortgage backed securities	35,821,510	870,659	52
Commercial mortgage-backed securities	9,319,025	91,842	15
Corporate bonds	33,196,771	810,633	84
Asset-backed securities	1,811,793	29,633	6
Foreign bonds	5,707,531	185,096	11
Total less than 12 months in an unrealized loss position	91,017,179	2,084,337	184
More than 12 months in an unrealized loss position
States and political subdivisions	3,102,931	367,797	18
Commercial mortgage-backed securities	7,541,167	1,413,216	21
Corporate bonds	61,587,904	6,539,862	182
Asset-backed securities	7,391,463	767,277	21
Exchange traded securities	496,800	687,760	2
Foreign bonds	20,747,051	2,027,829	55
Redeemable preferred securities	1,036,000	214,000	4
Total more than 12 months in an unrealized loss position	101,903,316	12,017,741	303
Total fixed maturity securities in an unrealized loss position	$192,920,495	$14,102,078	487
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$110,506	$616	1
Total more than 12 months in an unrealized loss position	15,142,397	4,647,228	67
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,252,903	$4,647,844	68

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

As of March 31, 2025, the Company held 418 available-for-sale fixed maturity securities with an unrealized loss of $10,863,466, fair value of $162,993,368 and amortized cost of $173,856,834. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2025. The ratio of the fair value to the amortized cost of these 418 securities is 94%.

As of December 31, 2024, the Company held 487 available-for-sale fixed maturity securities with an unrealized loss of $14,102,078, fair value of $192,920,495 and amortized cost of $207,022,573. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2024. The ratio of the fair value to the amortized cost of these 487 securities is 93%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the three months ended March 31, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024

Beginning balance	$(725,960)	$(430,470)
Current estimate of credit losses	631,166	(295,490)
Ending balance	$(94,794)	$(725,960)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of March 31, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024
Unrealized depreciation on available-for-sale securities	$(10,109,503)	$(13,957,881)
Adjustment to deferred acquisition costs	2,374	3,351
Deferred income taxes	2,122,498	2,930,451
Net unrealized depreciation on available-for-sale securities	$(7,984,631)	$(11,024,079)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,440,877)	$(4,626,810)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments in commercial mortgage-backed securities that lacks substantive credit enhancement was $156,329 as of March 31, 2025.

The Company’s other long-term investments in co-op loans were $760,833 as of March 31, 2025 and December 31, 2024. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s other long-term investments lottery prize cash flows were $55,295,657 and $57,462,681 as of March 31, 2025 and December 31, 2024, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The amortized cost and fair value of fixed maturity available-for-sale securities and lottery prize cash flows investments as of March 31, 2025, by contractual maturity, are summarized as follows:

	March 31, 2025 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,353,223	$8,343,694	$13,611,848	$13,759,664
Due after one year through five years	41,771,251	40,985,227	27,143,700	28,741,539
Due after five years through ten years	48,522,260	46,459,408	9,674,153	11,214,199
Due after ten years	114,127,920	108,228,297	4,865,956	6,316,628
Due at multiple maturity dates	26,643,376	25,291,901	-	-

	$239,418,030	$229,308,527	$55,295,657	$60,032,030

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of March 31, 2025, by contractual maturity, are summarized as follows:

	March 31, 2025 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$650,271	$649,976
Due after one year through five years	580,500	559,305
Due after five years through ten years	3,060,591	2,954,151
Due after ten years	14,367,522	10,344,057
Due at multiple maturity dates	2,781,877	2,492,395

	$21,440,761	$16,999,884

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds	$31,807,404	$1,033,349	$20,687,740	$36,539,747	$294,982	$-	$2,722	$-
Gross realized gains	229,310	374	-	59,858	29,412	-	2,722	-
Gross realized losses	(3,230)	(2,072)	-	-	-	-	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three months ended March 31, 2025 and 2024 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2025	2024
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	3,848,378	(696,125)
Fixed maturity securities held in trust under coinsurance agreement	185,933	(40,256)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	226,080	(1,698)
Changes in estimates of fixed maturity securities credit losses	631,166	(57,095)
Mortgage loans on real estate	-	59,858
Investment real estate	29,412	-
Equity securities	2,722	-
Equity securities, changes in fair value	(27,176)	38,996

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2025	2024
Fixed maturity securities	$2,139,954	$1,762,025
Equity securities	76,946	14,634
Other long-term investments	1,121,898	1,167,243
Mortgage loans	4,843,950	4,947,517
Policy loans	83,307	68,751
Short-term and other investments	330,148	472,439
Gross investment income	8,596,203	8,432,609
Investment expenses	(777,920)	(474,732)
Net investment income	$7,818,283	$7,957,877

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2025 and December 31, 2024, these required deposits, included in investment assets, had amortized costs that totaled $5,065,319 and $6,740,988, respectively. As of March 31, 2025 and December 31, 2024, these required deposits had fair values that totaled $5,061,319 and $6,735,209, respectively.

The Company’s mortgage loans by property type as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024
Residential mortgage loans	$207,172,682	$195,050,397

Commercial mortgage loans by property type
Agricultural	243,647	244,253
Apartment	4,644,825	4,634,586
Industrial	346,945	357,193
Office building	4,030,189	4,120,057
Retail	4,920,749	4,958,018

Total commercial mortgage loans by property type	14,186,355	14,314,107

Total mortgage loans	$221,359,037	$209,364,504

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$10,459,110	$12,660,117
Total mortgage loans held in trust under coinsurance agreement	$10,459,110	$12,660,117

There were 39 mortgage loans with a remaining principal balance of $8,728,235 that were more than 90 days past due as of March 31, 2025. There were 23 mortgage loans with a remaining principal balance of $7,589,422 that were more than 90 days past due as of March 31, 2024.

There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $3,977,597 as of March 31, 2025. There were nine mortgage loans in default and in the foreclosure process with a remaining principal balance of $3,391,263 as of March 31, 2024.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

2. Investments (continued)

The Company’s investment real estate as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024
Land - held for investment	$411,000	$411,000
Residential real estate - held for sale	2,090,979	1,940,549
Total investment in real estate	$2,501,979	$2,351,549

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

During 2025, the Company foreclosed on residential mortgage loans of real estate totaling $416,000 and transferred those properties to investment real estate held for sale. During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale.

During 2025, the Company sold investment real estate property with an aggregate carrying value of $265,570. The Company recorded a gross realized investment gain on sale of $29,412 based on an aggregate sales price of $294,982. During 2024, the Company sold investment real estate property with an aggregate carrying value of $265,705. The Company recorded a gross realized investment gain on sale of $11,251 based on an aggregate sales price of $276,956.

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
March 31, 2025
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2025 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,278,876	$-	$4,278,876
States and political subdivisions	-	7,277,705	-	7,277,705
U.S. government agency mortgage backed securities	-	37,520,675	-	37,520,675
Commercial mortgage-backed securities	-	24,156,862	-	24,156,862
Residential mortgage-backed securities	-	14,364	-	14,364
Corporate bonds	-	107,694,637	-	107,694,637
Asset-backed securities	-	18,360,291	-	18,360,291
Exchange traded securities	-	488,600	-	488,600
Foreign bonds	-	28,495,317	-	28,495,317
Redeemable preferred securities	-	1,021,200	-	1,021,200
Total fixed maturity securities	$-	$229,308,527	$-	$229,308,527
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$16,999,884	$-	$16,999,884
Equity securities
Mutual funds	$-	$47,727	$-	$47,727
Corporate common stock	205,864	5,044,636	114,796	5,365,296
Total equity securities	$205,864	$5,092,363	$114,796	$5,413,023
	December 31, 2024
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,275,965	$-	$4,275,965
States and political subdivisions	-	7,693,233	-	7,693,233
U.S. government agency mortgage backed securities	-	40,235,381	-	40,235,381
Commercial mortgage-backed securities	-	18,499,398	-	18,499,398
Residential mortgage-backed securities	-	14,111	-	14,111
Corporate bonds	-	99,356,554	-	99,356,554
Asset-backed securities	-	14,898,584	-	14,898,584
Exchange traded securities	-	496,800	-	496,800
Foreign bonds	-	27,239,795	-	27,239,795
Redeemable preferred securities	-	1,036,000	-	1,036,000
Total fixed maturity securities	$-	$213,745,821	$-	$213,745,821
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$17,932,297	$-	$17,932,297
Equity securities
Mutual funds	$-	$48,375	$-	$48,375
Corporate common stock	232,365	4,999,414	55,908	5,287,687
Total equity securities	$232,365	$5,047,789	$55,908	$5,336,062

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

3. Fair Value Measurements (continued)

As of March 31, 2025 and December 31, 2024, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investment with a mortgage loan originator.

This private placement common stock represents an investment in a small insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the security for the same price as the Company paid until such time as this small insurance holding company commences significant operations. The joint venture investments with a mortgage loan originator is accounted for under the equity method of accounting.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)
	March 31, 2025	December 31, 2024

Beginning balance	$55,908	$65,240
Joint venture investment	50,000	-
Joint venture net income	32,378	106,039
Joint venture distribution	(23,490)	(115,371)
Ending balance	$114,796	$55,908

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and December 31, 2024 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2025 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$14,186,355	$14,719,304	$-	$-	$14,719,304
Residential	207,172,682	226,905,937	-	-	226,905,937
Policy loans	4,530,375	4,530,375	-	-	4,530,375
Other long-term investments	56,212,819	60,949,192	-	-	60,949,192
Cash and cash equivalents	41,314,650	41,314,650	41,314,650	-	-
Accrued investment income	6,316,751	6,316,751	-	-	6,316,751
Total financial assets	$329,733,632	$354,736,209	$41,314,650	$-	$313,421,559
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$10,459,110	$10,459,110	$-	$-	$10,459,110
Cash and cash equivalents	1,833,439	1,833,439	1,833,439	-	-
Total financial assets held in trust under coinsurance agreement	$12,292,549	$12,292,549	$1,833,439	$-	$10,459,110
Financial liabilities
Policyholders' account balances	$431,093,558	$372,584,710	$-	$-	$372,584,710
Policy claims	2,641,334	2,641,334	-	-	2,641,334
Total financial liabilities	$433,734,892	$375,226,044	$-	$-	$375,226,044

	December 31, 2024
Financial assets
Mortgage loans on real estate
Commercial	$14,314,107	$14,724,122	$-	$-	$14,724,122
Residential	195,050,397	211,590,742	-	-	211,590,742
Policy loans	4,367,534	4,367,534	-	-	4,367,534
Other long-term investments	58,223,514	63,062,063	-	-	63,062,063
Cash and cash equivalents	64,344,122	64,344,122	64,344,122	-	-
Accrued investment income	5,746,167	5,746,167	-	-	5,746,167
Total financial assets	$342,045,841	$363,834,750	$64,344,122	$-	$299,490,628
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,660,117	$12,660,117	$-	$-	$12,660,117
Overdraft	(89,726)	(89,726)	(89,726)	-	-
Total financial assets held in trust under coinsurance agreement	$12,570,391	$12,570,391	$(89,726)	$-	$12,660,117
Financial liabilities
Policyholders' account balances	$431,190,092	$365,288,900	$-	$-	$365,288,900
Policy claims	2,478,465	2,478,465	-	-	2,478,465
Total financial liabilities	$433,668,557	$367,767,365	$-	$-	$367,767,365

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2025	2024
Revenues:
Life insurance operations	$12,266,168	$11,850,178
Annuity operations	6,266,530	6,178,515
Corporate operations	1,076,997	513,515
Total	$19,609,695	$18,542,208
Income before federal income taxes:
Life insurance operations	$422,370	$1,888,230
Annuity operations	(202,725)	607,602
Corporate operations	508,290	(218,230)
Total	$727,935	$2,277,602
Depreciation and amortization expense:
Life insurance operations	$2,052,022	$2,023,307
Annuity operations	423,253	353,741
Total	$2,475,275	$2,377,048

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets:
Life insurance operations	$170,509,183	$165,925,854
Annuity operations	507,896,321	506,980,782
Corporate operations	11,833,459	13,542,262
Total	$690,238,963	$686,448,898

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$508,071	$-	$-	$508,071
Net invesment income	(131,215)	(94,556)	86,177	(139,594)
Net realized investment gains	201,896	620,247	-	822,143
Service fees and other income	(162,762)	(437,676)	477,305	(123,133)
Total revenue	415,990	88,015	563,482	1,067,487

Benefits and claims
Increase in future policy benefits	915,859	-	-	915,859
Death benefits	454,240	-	-	454,240
Surrenders	198,210	-	-	198,210
Interest credited to policyholders	-	1,104,120	-	1,104,120
Dividend, endowment and supplementary life contract benefits	43,771	-	-	43,771
Total benefits and claims	1,612,080	1,104,120	-	2,716,200
Expenses
Policy acquisition costs deferred net of amortization	312,544	(157,585)	-	154,959
Amortization of value of insurance business acquired	(2,350)	(2,351)	-	(4,701)
Commissions	(90,240)	8,356	-	(81,884)
Other underwriting, insurance and acquisition expenses	49,816	(54,198)	(163,038)	(167,420)
Total expenses	269,770	(205,778)	(163,038)	(99,046)
Total benefits, claims and expenses	1,881,850	898,342	(163,038)	2,617,154
Income (loss) before federal income tax expense (benefit)	$(1,465,860)	$(810,327)	$726,520	$(1,549,667)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

4. Segment Data (continued)

Disaggregated financial information for these segments, as regularly provided to the CODM, as of March 31, 2025 and 2024 is summarized as follows:

For the three months ended March 31, 2025:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,159,076	$-	$-	$10,159,076
Net invesment income	1,903,125	5,650,024	265,134	7,818,283
Net realized investment gains	214,240	647,964	-	862,204
Service fees and other income	(10,273)	(31,458)	811,863	770,132
Total revenue	12,266,168	6,266,530	1,076,997	19,609,695

Benefits and claims
Increase in future policy benefits	3,496,874	-	-	3,496,874
Death benefits	3,964,993	-	-	3,964,993
Surrenders	775,567	-	-	775,567
Interest credited to policyholders	-	4,771,604	-	4,771,604
Dividend, endowment and supplementary life contract benefits	128,787	-	-	128,787
Total benefits and claims	8,366,221	4,771,604	-	13,137,825
Expenses
Policy acquisition costs deferred net of amortization	(522,754)	78,131	-	(444,623)
Amortization of value of insurance business acquired	23,318	23,318	-	46,636
Commissions	2,517,350	182,493	-	2,699,843
Other underwriting, insurance and acquisition expenses	1,459,663	1,413,709	568,707	3,442,079
Total expenses	3,477,577	1,697,651	568,707	5,743,935
Total benefits, claims and expenses	11,843,798	6,469,255	568,707	18,881,760
Income before federal income tax expense (benefit)	$422,370	$(202,725)	$508,290	$727,935

For the three months ended March 31, 2024:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$9,651,005	$-	$-	$9,651,005
Net invesment income	2,034,340	5,744,581	178,956	7,957,877
Net realized investment gains	12,344	27,717	-	40,061
Service fees and other income	152,489	406,217	334,559	893,265
Total revenue	11,850,178	6,178,515	513,515	18,542,208

Benefits and claims
Increase in future policy benefits	2,581,015	-	-	2,581,015
Death benefits	3,510,753	-	-	3,510,753
Surrenders	577,357	-	-	577,357
Interest credited to policyholders	-	3,667,484	-	3,667,484
Dividend, endowment and supplementary life contract benefits	85,016	-	-	85,016
Total benefits and claims	6,754,141	3,667,484	-	10,421,625
Expenses
Policy acquisition costs deferred net of amortization	(835,298)	235,716	-	(599,582)
Amortization of value of insurance business acquired	25,668	25,669	-	51,337
Commissions	2,607,590	174,137	-	2,781,727
Other underwriting, insurance and acquisition expenses	1,409,847	1,467,907	731,745	3,609,499
Total expenses	3,207,807	1,903,429	731,745	5,842,981
Total benefits, claims and expenses	9,961,948	5,570,913	731,745	16,264,606
Income before federal income tax expense (benefit)	$1,888,230	$607,602	$(218,230)	$2,277,602

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2021 through 2023 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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
March 31, 2025
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 are summarized as follows:

			Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of January 1, 2025	$(11,026,740)	$2,661	$(11,024,079)
Other comprehensive income before reclassifications, net of tax	3,218,822	(771)	3,218,051
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	178,603	-	178,603
Other comprehensive income	3,040,219	(771)	3,039,448
Balance as of March 31, 2025	$(7,986,521)	$1,890	$(7,984,631)

Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive loss before reclassifications, net of tax	(551,280)	(77)	(551,357)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(1,341)	-	(1,341)
Other comprehensive loss	(549,939)	(77)	(550,016)
Balance as of March 31, 2024	$(10,193,705)	$2,381	$(10,191,324)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three months ended March 31, 2025 and 2024 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2025 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,074,458	$855,636	$3,218,822
Reclassification adjustment for net gains included in operations having no credit losses	226,080	47,477	178,603
Net unrealized gains on investments	3,848,378	808,159	3,040,219
Adjustment to deferred acquisition costs	(977)	(206)	(771)
Total other comprehensive income	$3,847,401	$807,953	$3,039,448

	Three Months Ended March 31, 2024 (Unaudited)
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(697,823)	$(146,543)	$(551,280)
Reclassification adjustment for net losses included in operations having no credit losses	(1,698)	(357)	(1,341)
Net unrealized losses on investments	(696,125)	(146,186)	(549,939)
Adjustment to deferred acquisition costs	(97)	(20)	(77)
Total other comprehensive loss	$(696,222)	$(146,206)	$(550,016)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2025	2024
Realized losses on sales of securities (a)	$226,080	$(1,698)
Income tax benefit (b)	47,477	(357)
Total reclassification adjustments	$178,603	$(1,341)

(a)	These items appear within net realized investment gains in the consolidated statements of operations.
(b)	These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of March 31, 2025, $754,448 of independent residential mortgage loans on real estate are held in escrow by a third party loan originator for the benefit of the Company.   As of March 31, 2025, $740,900 of that escrow amount is available to the Company as additional collateral on $5,672,520 of advances to the loan originator. The remaining March 31, 2025 escrow amount of $13,548 is available to the Company as additional collateral on its investment of $2,709,646 in residential mortgage loans on real estate. In addition, the Company has an additional $1,098,741 allowance for possible loan losses in the remaining $218,649,391 of investments in mortgage loans on real estate as of March 31, 2025.

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

As of March 31, 2025, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,500,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $500,000 so not to exceed $3.0 million in the aggregate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2025 and 2024 are summarized as follows (excluding $2,709,646 and $4,991,969 of mortgage loans on real estate as of March 31, 2025 and 2024, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	63,418	(102,463)	(642)	(9,678)	62,776	(112,141)
Allowance, ending	$1,027,453	$983,456	$71,288	$68,505	$1,098,741	$1,051,961

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,027,453	$983,456	$71,288	$68,505	$1,098,741	$1,051,961

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$204,463,036	$195,707,709	$14,186,355	$13,632,467	$218,649,391	$209,340,176

The Company utilizes the ratio of the carrying value of individual residential and commercial mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of March 31, 2025 and December 31, 2024 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Over 70% to 80%	$63,593,534	$59,821,794	$2,050,736	$3,119,335	$65,644,270	$62,941,129
Over 60% to 70%	58,423,900	55,743,022	3,362,941	2,178,948	61,786,841	57,921,970
Over 50% to 60%	37,974,439	36,901,362	2,752,489	2,754,800	40,726,927	39,656,162
Over 40% to 50%	21,939,376	23,308,719	3,015,566	3,020,985	24,954,942	26,329,704
Over 30% to 40%	14,836,066	10,242,789	1,092,374	1,094,274	15,928,440	11,337,063
Over 20% to 30%	3,775,507	4,944,666	1,139,592	1,232,344	4,915,099	6,177,010
Over 10% to 20%	5,588,179	3,052,985	414,458	420,896	6,002,636	3,473,881
10% or less	1,041,681	1,035,060	358,200	492,525	1,399,881	1,527,585
Total	$207,172,682	$195,050,397	$14,186,355	$14,314,107	$221,359,037	$209,364,504

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2024.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

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

The updated guidance was effective for reporting periods beginning after December 15, 2020. As a Smaller Reporting Company, the effective date has been changed twice and the delayed effective date is now for reporting periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption was permitted. The Company, however, will adopt this pronouncement for its annual reporting as of and for the year ended December 31, 2025.

With respect to the liability for future policyholder benefits for traditional and limited-payment contracts and deferred acquisition costs, the Company will apply the amendments (including market risks benefits) retrospectively as of the beginning of the earliest period presented that will be January 1, 2024. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted but was not elected by the Company. The Company will adopt this pronouncement for its annual reporting as of and for the year ended December 31, 2025, with the amendments applied retrospectively as of January 1, 2024. The Company expects that the impact on the Company’s results of operations, financial position and liquidity at the date of adoption of the updated guidance in 2025 will be determined by the long-duration contracts then held by the Company and the economic conditions at that time.

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption is permitted. The Company will adopt and disclose the information required by this Update for year-end reporting in 2025.

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

In January 2025, the FASB issued Accounting Standards Update 2025-01 that amended Accounting Standards Update 2024-03 to clarify the effective date of the original pronouncement regarding Expense Disaggregation Disclosures. The FASB’s intent in Accounting Standards Update 2024-03 was that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The FASB acknowledges, however, that there was ambiguity that only potentially affected non-calendar year-end entities when Accounting Standards Update 2024-03 was issued.

The amendment in this pronouncement amends the effective date of Accounting Standards Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Accounting Standards Update 2024-03 is permitted. This amendment does not impact the Company.

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

Please see Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2025 and 2024

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Premiums	$10,159,076	$9,651,005	$508,071
Net investment income	7,818,283	7,957,877	(139,594)
Net realized investment gains	862,204	40,061	822,143
Service fees	751,915	247,682	504,233
Other income	18,217	645,583	(627,366)
Total revenues	19,609,695	18,542,208	1,067,487
Benefits and claims	13,137,825	10,421,625	2,716,200
Expenses	5,743,935	5,842,981	(99,046)
Total benefits, claims and expenses	18,881,760	16,264,606	2,617,154
Income before federal income tax expense	727,935	2,277,602	(1,549,667)
Federal income tax expense	159,821	483,449	(323,628)
Net income	$568,114	$1,794,153	$(1,226,039)
Net income per common share
Class A common stock	$0.0600	$0.1895	$(0.1295)
Class B common stock	$0.0510	$0.1610	$(0.1100)

Consolidated Condensed Financial Position as of March 31, 2025 and December 31, 2024

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 to 2024

Investment assets	$519,325,760	$493,388,984	$25,936,776
Assets held in trust under coinsurance agreement	29,287,126	31,176,310	(1,889,184)
Other assets	141,626,077	161,883,604	(20,257,527)
Total assets	$690,238,963	$686,448,898	$3,790,065

Policy liabilities	$575,399,807	$571,922,942	$3,476,865
Funds withheld under coinsurance agreement	28,901,489	31,032,174	(2,130,685)
Deferred federal income taxes	4,775,681	4,023,492	752,189
Other liabilities	8,504,196	10,420,062	(1,915,866)
Total liabilities	617,581,173	617,398,670	182,503
Shareholders' equity	72,657,790	69,050,228	3,607,562
Total liabilities and shareholders' equity	$690,238,963	$686,448,898	$3,790,065

Shareholders' equity per common share
Class A common stock	$7.6722	$7.2913	$0.3809
Class B common stock	$6.5214	$6.1976	$0.3238

Results of Operations – Three Months Ended March 31, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Premiums	$10,159,076	$9,651,005	$508,071
Net investment income	7,818,283	7,957,877	(139,594)
Net realized investment gains (losses)	862,204	40,061	822,143
Service fees	751,915	247,682	504,233
Other income	18,217	645,583	(627,366)
Total revenues	$19,609,695	$18,542,208	$1,067,487

The $1,067,487 increase in total revenues for the three months ended March 31, 2025 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$715,216	$789,553	$(74,337)
Ordinary life renewal	2,221,830	1,683,381	538,449
Final expense first year	763,758	846,364	(82,606)
Final expense renewal	6,458,272	6,331,707	126,565
Total premiums	$10,159,076	$9,651,005	$508,071

The $508,071 increase in premiums for the three months ended March 31, 2025, is primarily due to a $538,449 increase in ordinary life renewal premiums and a $126,565 increase in final expense renewals premiums that exceeded a $82,606 decrease in final expense first year premiums and a $74,337 decrease in ordinary life first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$2,139,954	$1,762,025	$377,929
Preferred stock and equity securities	76,946	14,634	62,312
Other long-term investments	1,121,898	1,167,243	(45,345)
Mortgage loans	4,843,950	4,947,517	(103,567)
Policy loans	83,307	68,751	14,556
Short-term and other investments	330,148	472,439	(142,291)
Gross investment income	8,596,203	8,432,609	163,594
Investment expenses	(777,920)	(474,732)	303,188
Net investment income	$7,818,283	$7,957,877	$(139,594)

The $163,594 increase in gross investment income for the three months ended March 31, 2025, is primarily due to $377,929 increase in fixed maturity securities that exceeded a $142,291 decrease in short-term and other investments and a $103,567 decrease in mortgage loans.

The increase in fixed maturity securities is primarily due to increased fixed maturity security investments of $79.6 million since March 31, 2024. The decrease in short-term and other investments is primarily due to an approximate 1.00% decline in the annual percentage yield earned on invested cash and cash equivalent balances. The decrease in mortgage loans is primarily due to a $11.7 million decrease in the average mortgage loans investments by comparing the first quarter 2025 and first quarter 2024.

The $303,188 increase in investment expense for the quarter ended March 31, 2025 is primarily due to increased mortgage loans and investment real estate expenses.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate, equity securities, changes in fair value of equity securities and changes in estimate of credit losses. Our net realized investment gains for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$31,807,404	$1,033,349	$30,774,055
Amortized cost at sale date	31,581,324	1,035,047	30,546,277
Net realized gains (losses)	$226,080	$(1,698)	$227,778

Mortgage loans on real estate
Sales proceeds	$20,687,740	$36,539,747	$(15,852,007)
Cost at sale date	20,687,740	36,479,889	(15,792,149)
Net realized gains	$-	$59,858	$(59,858)

Investment real estate
Sales proceeds	$294,982	$-	$294,982
Carrying value at sale date	265,570	-	265,570
Net realized gains	$29,412	$-	$29,412

Equity securities
Sales proceeds	$2,722	$-	$2,722
Cost at sale date	-	-	-
Net realized gains	$2,722	$-	$2,722

Equity securities, changes in fair value	$(27,176)	$38,996	$(66,172)
Changes in current estimate of credit losses	$631,166	$(57,095)	$688,261
Net realized investment gains	$862,204	$40,061	$822,143

Service Fees

The $504,233 increase in service fees for the three months ended March 31, 2025, is primarily due to an increase in fees from brokering mortgage loans to third parties.

Other Income

The $627,366 decrease in other income is primarily due to a decline in 2024 interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$3,496,874	$2,581,015	$915,859
Death benefits	3,964,993	3,510,753	454,240
Surrenders	775,567	577,357	198,210
Interest credited to policyholders	4,771,604	3,667,484	1,104,120
Dividend, endowment and supplementary life contract benefits	128,787	85,016	43,771
Total benefits and claims	13,137,825	10,421,625	2,716,200

Expenses
Policy acquisition costs deferred	(2,873,262)	(2,925,293)	52,031
Amortization of deferred policy acquisition costs	2,428,639	2,325,711	102,928
Amortization of value of insurance business acquired	46,636	51,337	(4,701)
Commissions	2,699,843	2,781,727	(81,884)
Other underwriting, insurance and acquisition expenses	3,442,079	3,609,499	(167,420)
Total expenses	5,743,935	5,842,981	(99,046)
Total benefits, claims and expenses	$18,881,760	$16,264,606	$2,617,154

The $2,617,154 increase in total benefits, claims and expenses for the three months ended March 31, 2025 is discussed below.

Benefits and Claims

The $2,716,200 increase in benefits and claims for the three months ended March 31, 2025 is primarily due to the following:

●

$1,104,120 increase in interest credited to policyholders is primarily due to an increase of approximately $69.9 million in the amount of policyholders’ account balances in the consolidated statement of financial position (increased deposits and interest credited in excess of withdrawals) since March 31, 2024.

●	$915,859 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies

●	$454,240 increase in death benefits is primarily due to approximately $550,000 of increased final expense benefits and $96,000 of decreased ordinary life benefits.

●	$198,210 increase in surrenders is based upon policyholder elections.

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

For the three months ended March 31, 2025 and 2024, capitalized costs were $2,873,262 and $2,925,293, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2025 and 2024 were $2,428,639 and $2,325,711, respectively.

The $52,031 decrease in the 2025 acquisition costs deferred primarily relates to decreased ordinary life first year and final expense first year production with a corresponding decrease in deferral of eligible commissions. There was a $102,928 increase in the 2025 amortization of deferred acquisition costs primarily due to increased 2025 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $46,636 and $51,337 for the three months ended March 31, 2025 and 2024, respectively.

Commissions

Our commissions for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Annuity	$182,493	$174,137	$8,356
Ordinary life first year	752,621	835,904	(83,283)
Ordinary life renewal	274,170	191,862	82,308
Final expense first year	902,827	992,854	(90,027)
Final expense renewal	587,732	586,970	762
Total commissions	$2,699,843	$2,781,727	$(81,884)

The $81,884 decrease in commissions for the three months ended March 31, 2025 is primarily due a $90,027 decrease in final expense first year commissions (corresponding to $82,606 decreased final expense first year premiums) and a $83,283 decrease in ordinary life first year commissions (corresponding to $74,337 decreased ordinary life first year premiums) that exceed a $82,308 increase in ordinary life renewal commissions (corresponding to $538,449 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

There was a $167,420 decrease in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2025 that is primarily due to decreased legal fees that exceeded increased consulting fees.

Federal Income Taxes

FTFC filed its 2023 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2025 and 2024, current federal income tax expense was $215,585 and $133,572, respectively. For the three months ended March 31, 2025 and 2024, deferred federal income tax expense (benefit) was ($55,764) and $349,877, respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended March 31, 2025 and 2024, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2025, the net income allocated to the Class A shareholders of $562,959 is the total net income $568,114 less the net income allocated to the Class B shareholders $5,155. For the three months ended March 31, 2024, the net income allocated to the Class A shareholders of $1,777,872 is the total net income $1,794,153 less the net income allocated to the Class B shareholders $16,281.

The weighted average outstanding common shares basic for the three months ended March 31, 2025 and 2024 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$12,266,168	$11,850,178	$415,990
Annuity operations	6,266,530	6,178,515	88,015
Corporate operations	1,076,997	513,515	563,482
Total	$19,609,695	$18,542,208	$1,067,487
Income before federal income taxes:
Life insurance operations	$422,370	$1,888,230	$(1,465,860)
Annuity operations	(202,725)	607,602	(810,327)
Corporate operations	508,290	(218,230)	726,520
Total	$727,935	$2,277,602	$(1,549,667)

The increases and decreases in revenues and profitability from our business segments for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$508,071	$-	$-	$508,071
Net investment income	(131,215)	(94,556)	86,177	(139,594)
Net realized investment gains	201,896	620,247	-	822,143
Service fees and other income	(162,762)	(437,676)	477,305	(123,133)
Total revenue	415,990	88,015	563,482	1,067,487

Benefits and claims
Increase in future policy benefits	915,859	-	-	915,859
Death benefits	454,240	-	-	454,240
Surrenders	198,210	-	-	198,210
Interest credited to policyholders	-	1,104,120	-	1,104,120
Dividend, endowment and supplementary life contract benefits	43,771	-	-	43,771
Total benefits and claims	1,612,080	1,104,120	-	2,716,200
Expenses
Policy acquisition costs deferred net of amortization	312,544	(157,585)	-	154,959
Amortization of value of insurance business acquired	(2,350)	(2,351)	-	(4,701)
Commissions	(90,240)	8,356	-	(81,884)
Other underwriting, insurance and acquisition expenses	49,816	(54,198)	(163,038)	(167,420)
Total expenses	269,770	(205,778)	(163,038)	(99,046)
Total benefits, claims and expenses	1,881,850	898,342	(163,038)	2,617,154
Income (loss) before federal income taxes (benefits)	$(1,465,860)	$(810,327)	$726,520	$(1,549,667)

Consolidated Financial Condition

Our invested assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $239,418,030 and $227,703,702 as of March 31, 2025 and December 31, 2024, respectively)	$229,308,527	$213,745,821	$15,562,706
Equity securities at fair value (cost: $5,405,328 and $5,301,191 as of March 31, 2025 and December 31, 2024, respectively)	5,413,023	5,336,062	76,961
Mortgage loans on real estate	221,359,037	209,364,504	11,994,533
Investment real estate	2,501,979	2,351,549	150,430
Policy loans	4,530,375	4,367,534	162,841
Other long-term investments	56,212,819	58,223,514	(2,010,695)
Total investments	$519,325,760	$493,388,984	$25,936,776

The increases in fixed maturity available-for-sale securities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$213,745,821	$149,700,948
Purchases	43,547,539	1,778,887
Prepayment premium adjustment	3,120	-
Unrealized appreciation (depreciation)	3,848,378	(696,125)
Net realized investment gains (losses)	226,080	(1,698)
Change in credit loss	631,166	(57,095)
Transfer to other long-term investments	(156,329)	-
Sales proceeds	(31,560,524)	(533,349)
Maturities	(250,000)	(500,000)
Accretion of discount (premium amortization)	(726,724)	12,127
Increase	15,562,706	2,747
Fixed maturity securities, available-for-sale, ending	$229,308,527	$149,703,695

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

The increases in equity securities for the three months ended March 31, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
	Amount	Amount
Equity securities, beginning	$5,336,062	$419,530
Purchases	127,627	13,040
Realized capital gain	2,722	-
Proceeds from realized capital gain	(2,722)	-
Joint venture distributions	(23,490)	(31,964)
Net realized investment gains (losses), changes in fair value	(27,176)	38,996
Increase	76,961	20,072
Equity securities, ending	$5,413,023	$439,602

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The increase and decrease in mortgage loans on real estate for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
	Amount	Amount
Mortgage loans on real estate, beginning	$209,364,504	$239,831,447
Purchases	33,189,685	11,016,161
Accretion of discount (premium amortization)	(28,636)	2,656
Net realized investment gains	-	59,858
Payments	(20,687,740)	(36,539,747)
Foreclosed - transferred to real estate	(416,000)	(150,371)
(Increase) decrease in allowance for bad debts	(62,776)	112,141
Increase (decrease)	11,994,533	(25,499,302)
Mortgage loans on real estate, ending	$221,359,037	$214,332,145

The increases in investment real estate for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Investment real estate, beginning	$2,351,549	$1,305,403
Real estate acquired through mortgage loan foreclosure	416,000	-
Net realized investment gains	29,412	-
Sales proceeds	(294,982)	150,371
Increase	150,430	150,371
Investment real estate, ending	$2,501,979	$1,455,774

The decreases in other long-term investments (composed mainly of lottery receivables) for the three months ended March 31, 2025 and 2024, respectively, are summarized as follows:

	Three Months Ended March 31,
	2025	2024
	Amount	Amount
Other long-term investments, beginning	$58,223,514	$61,487,939
Purchases	550,000	1,636,177
Accretion of discount	1,105,305	1,167,277
Transfer from fixed maturity securities, available-for-sale	156,329	-
Payments	(3,822,329)	(3,929,669)
Decrease	(2,010,695)	(1,126,215)
Other long-term investments, ending	$56,212,819	$60,361,724

Our assets other than invested assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024

Cash and cash equivalents	$41,314,650	$64,344,122	$(23,029,472)
Accrued investment income	6,316,751	5,746,167	570,584
Recoverable from reinsurers	10,012,306	9,845,838	166,468
Assets held in trust under coinsurance agreement	29,287,126	31,176,310	(1,889,184)
Agents' balances and due premiums	1,283,059	1,393,277	(110,218)
Deferred policy acquisition costs	67,084,099	66,640,453	443,646
Value of insurance business acquired	3,546,804	3,593,440	(46,636)
Other assets	12,068,408	10,320,307	1,748,101
Assets other than investment assets	$170,913,203	$193,059,914	$(22,146,711)

The $23,029,472 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $1,889,184 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increases in deferred policy acquisition costs for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Balance, beginning of year	$66,640,453	$60,795,108
Capitalization of commissions, sales and issue expenses	2,873,262	2,925,293
Amortization	(2,428,639)	(2,325,711)
Deferred acquisition costs allocated to investments	(977)	(97)
Increase	443,646	599,485

Balance, end of year	$67,084,099	$61,394,593

Our other assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024
Advances to mortgage loan originator	$5,672,520	$4,746,638	$925,882
Federal and state income taxes recoverable	5,604,955	4,708,718	896,237
Accrued management fee	387,671	393,159	(5,488)
Lease asset - right to use	246,071	270,679	(24,608)
Other receivables, prepaid assets and deposits	129,798	171,032	(41,234)
Notes receivable	27,393	30,081	(2,688)
Total other assets	$12,068,408	$10,320,307	$1,748,101

There was a $925,882 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $896,237 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

Our liabilities as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024

Policy liabilities
Policyholders' account balances	$431,093,558	$431,190,092	$(96,534)
Future policy benefits	141,411,195	138,027,832	3,383,363
Policy claims	2,641,334	2,478,465	162,869
Other policy liabilities	253,720	226,553	27,167
Total policy liabilities	575,399,807	571,922,942	3,476,865
Funds withheld under coinsurance agreement	28,901,489	31,032,174	(2,130,685)
Deferred federal income taxes	4,775,681	4,023,492	752,189
Other liabilities	8,504,196	10,420,062	(1,915,866)
Total liabilities	$617,581,173	$617,398,670	$182,503

The decreases in policyholders’ account balances for the three months ended March 31, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
	Amount	Amount
Policyholders' account balances, beginning	$431,190,092	$391,247,676
Deposits	6,742,282	7,327,231
Withdrawals	(14,394,759)	(59,796,715)
Change in funds withheld under coinsurance agreement	2,784,339	18,747,976
Interest credited	4,771,604	3,667,484
Decrease	(96,534)	(30,054,024)
Policyholders' account balances, ending	$431,093,558	$361,193,652

The $3,383,363 increase in future policy benefits during the three months ended March 31, 2025 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $752,189 increase in deferred federal income taxes during the three months ended March 31, 2025 was due to $807,953 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities available-for-sale and $55,764 of operating deferred federal tax benefit.

The $2,130,685 decrease in funds withheld under coinsurance agreement is due to 2025 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024
Mortgage loans suspense	$3,928,995	$5,910,871	$(1,981,876)
Suspense accounts payable	2,561,616	2,695,069	(133,453)
Unclaimed funds	637,210	582,040	55,170
Accrued expenses payable	591,000	611,000	(20,000)
Accounts payable	422,822	274,493	148,329
Lease liability	246,071	270,679	(24,608)
Unearned investment income	155,888	148,233	7,655
Guaranty fund assessments	86,000	86,000	-
Deferred revenue	27,500	30,250	(2,750)
Payable for securities purchased	12,297	6,179	6,118
Other payables, withholdings and escrows	(165,203)	(194,751)	29,548
Total other liabilities	$8,504,196	$10,420,062	$(1,915,866)

The decrease in mortgage loan suspense of $1,981,876 is primarily due to timing of principal loan payments on mortgage loans.

The $133,453 decrease in suspense accounts payable is due to decreased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The increase in accounts payable of $148,329 is primarily due to the timing of consulting and legal payments.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2025, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2025, we had cash and cash equivalents totaling $41,314,650. As of March 31, 2025, cash and cash equivalents of $19,811,180 and $14,222,585, respectively, totaling $34,033,765 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $34,829,160 and $50,995,135 as of March 31, 2025 and December 31, 2024, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Net cash provided by operating activities	$5,542,992	$26,189,244	$(20,646,252)
Net cash provided by (used in) investing activities	(20,919,987)	27,337,487	(48,257,474)
Net cash used in financing activities	(7,652,477)	(52,469,484)	44,817,007
Increase (decrease) in cash and cash equivalents	(23,029,472)	1,057,247	(24,086,719)
Cash and cash equivalents, beginning of period	64,344,122	33,839,741	30,504,381
Cash and cash equivalents, end of period	$41,314,650	$34,896,988	$6,417,662

The cash provided by operating activities for the three months ended March 31, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2025	2024	2025 less 2024
Premiums collected	$10,224,829	$9,424,586	$800,243
Net investment income collected	6,905,408	7,064,027	(158,619)
Service fees and other income collected	775,621	856,523	(80,902)
Death benefits paid	(3,968,592)	(3,600,825)	(367,767)
Surrenders paid	(775,567)	(577,357)	(198,210)
Dividends and endowments paid	(129,710)	(84,768)	(44,942)
Commissions paid	(2,627,288)	(2,933,916)	306,628
Other underwriting, insurance and acquisition expenses paid	(3,138,005)	(3,818,239)	680,234
Taxes paid	(1,111,822)	(1,023,579)	(88,243)
Decreased funds under coinsurance agreement	2,542,838	15,583,778	(13,040,940)
Decreased mortgage loan suspense	(1,981,875)	(2,019,273)	37,398
Decreased advances to independently owned investment firm	-	2,045,191	(2,045,191)
Decreased advances to investment vendor	-	220,323	(220,323)
Increased advances to mortgage loan originator	(925,882)	(160,113)	(765,769)
Increased (Decreased) deposits of pending policy applications	(133,453)	5,090,359	(5,223,812)
Other	(113,510)	122,527	(236,037)
Cash provided by operating activities	$5,542,992	$26,189,244	$(20,646,252)

Please see the statements of cash flows for the three months ended March 31, 2025 and 2024 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2025	December 31, 2024	2025 less 2024

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2025 and December 31, 2024, 9,631,920 issued as of March 31, 2025 and December 31, 2024, 9,384,340 outstanding as of March 31, 2025 and December 31, 2024)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2025 and December 31, 2024)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of March 31, 2025 and December 31, 2024)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(7,984,631)	(11,024,079)	3,039,448
Accumulated earnings	37,771,015	37,202,901	568,114
Total shareholders' equity	$72,657,790	$69,050,228	$3,607,562

The increase in shareholders’ equity of $3,607,562 for the three months ended March 31, 2025 is due to $568,114 in net income and a $3,039,448 decrease in accumulated other comprehensive loss.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2025 or 2024. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of ($10,109,503) and ($13,957,881) as of March 31, 2025 and December 31, 2024, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. A increase of $4,074,458 in unrealized gains arising for the three months ended March 31, 2025 has been impacted by 2025 net realized investment gains of $226,080 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $3,848,378.

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

As of March 31, 2025, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 11.0% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2025 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 14, 2025	By	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 14, 2025	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer