Form 10-Q
period 2025-06-30
First Trinity Financial CORP
filed 2025-08-14
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From ______________ to ______________.

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2025, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2025

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $222,527,562 and $227,703,702 as of June 30, 2025 and December 31, 2024, respectively)	$213,049,532	$213,745,821
Equity securities at fair value (cost: $5,449,372 and $5,301,191 as of June 30, 2025 and December 31, 2024, respectively)	5,517,371	5,336,062
Mortgage loans on real estate	249,291,677	209,364,504
Investment real estate	2,545,159	2,351,549
Policy loans	4,708,650	4,367,534
Other long-term investments	54,583,080	58,223,514
Total investments	529,695,469	493,388,984
Cash and cash equivalents	37,602,752	64,344,122
Accrued investment income	6,766,776	5,746,167
Recoverable from reinsurers	9,679,675	9,845,838
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $19,882,007 and $22,559,107 as of June 30, 2025 and December 31, 2024, respectively)	15,478,829	17,932,297
Mortgage loans on real estate	10,471,682	12,660,117
Receivable for securities	-	674,405
Payable for securities	(2,096)	(783)
Cash and cash equivalents	679,920	(89,726)
Total assets held in trust under coinsurance agreement	26,628,335	31,176,310
Agents' balances and due premiums	1,354,254	1,393,277
Deferred policy acquisition costs	67,552,685	66,640,453
Value of insurance business acquired	3,501,657	3,593,440
Other assets	11,403,722	10,320,307
Total assets	$694,185,325	$686,448,898

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$432,133,688	$431,190,092
Future policy benefits	144,970,399	138,027,832
Policy claims	2,653,269	2,478,465
Other policy liabilities	321,734	226,553
Total policy liabilities	580,079,090	571,922,942
Funds withheld under coinsurance agreement	26,319,584	31,032,174
Deferred federal income taxes	4,828,761	4,023,492
Other liabilities	7,347,178	10,420,062
Total liabilities	618,574,613	617,398,670
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 9,631,920 issued as of June 30, 2025 and December 31, 2024, 9,384,340 outstanding as of June 30, 2025 and December 31, 2024)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2025 and December 31, 2024)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of June 30, 2025 and December 31, 2024)	(893,947)	(893,947)
Accumulated other comprehensive loss	(7,527,146)	(11,024,079)
Accumulated earnings	40,266,452	37,202,901
Total shareholders' equity	75,610,712	69,050,228
Total liabilities and shareholders' equity	$694,185,325	$686,448,898

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$10,985,721	$10,302,404	$21,144,797	$19,953,409
Net investment income	9,111,238	7,668,417	16,929,521	15,626,294
Net realized investment gains (losses)	(22,958)	(159,965)	839,246	(119,904)
Loss on impairments	-	(129,436)	-	(129,436)
Service fees	2,304,439	498,484	3,056,354	746,166
Other income	3,212	(36,774)	21,429	608,809
Total revenues	22,381,652	18,143,130	41,991,347	36,685,338

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,646,797	3,835,769	7,143,671	6,416,784
Death benefits	3,878,238	3,370,887	7,843,231	6,881,640
Surrenders	750,541	581,841	1,526,108	1,159,198
Interest credited to policyholders	4,818,377	3,600,321	9,589,981	7,267,805
Dividend, endowment and supplementary life contract benefits	101,740	95,642	230,527	180,658
Total benefits and claims	13,195,693	11,484,460	26,333,518	21,906,085
Policy acquisition costs deferred	(3,233,202)	(4,341,346)	(6,106,464)	(7,266,639)
Amortization of deferred policy acquisition costs	2,764,431	2,671,126	5,193,070	4,996,837
Amortization of value of insurance business acquired	45,147	43,839	91,783	95,176
Commissions	3,177,497	4,030,610	5,877,340	6,812,337
Other underwriting, insurance and acquisition expenses	3,205,866	2,466,099	6,647,945	6,075,598
Total expenses	5,959,739	4,870,328	11,703,674	10,713,309
Total benefits, claims and expenses	19,155,432	16,354,788	38,037,192	32,619,394
Income before total federal income tax expense (benefit)	3,226,220	1,788,342	3,954,155	4,065,944
Current federal income tax expense	799,314	263,435	1,014,899	397,007
Deferred federal income tax expense (benefit)	(68,531)	134,927	(124,295)	484,804
Total federal income tax expense	730,783	398,362	890,604	881,811
Net income	$2,495,437	$1,389,980	$3,063,551	$3,184,133
Net income per common share
Class A common stock	$0.2635	$0.1468	$0.3235	$0.3362
Class B common stock	$0.2240	$0.1248	$0.2750	$0.2858

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,495,437	$1,389,980	$3,063,551	$3,184,133
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	505,990	(895,539)	4,580,448	(1,593,362)
Less net realized investment gains (losses) having no credit losses	(73,291)	(42,415)	152,789	(44,113)
Net unrealized investment gains (losses)	579,281	(853,124)	4,427,659	(1,549,249)
Less adjustment to deferred acquisition costs	185	(191)	1,162	(94)
Other comprehensive income (loss) before federal income tax expense (benefit)	579,096	(852,933)	4,426,497	(1,549,155)
Federal income tax expense (benefit)	121,611	(179,116)	929,564	(325,322)
Total other comprehensive income (loss)	457,485	(673,817)	3,496,933	(1,223,833)
Total comprehensive income	$2,952,922	$716,163	$6,560,484	$1,960,300

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Loss	Earnings	Equity
Three months ended June 30, 2024
Balance as of April 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,191,324)	$32,580,263	$65,260,345
Comprehensive income (loss):
Net income	-	-	-	-	-	1,389,980	1,389,980
Other comprehensive loss	-	-	-	-	(673,817)	-	(673,817)
Balance as of June 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508

Six months ended June 30, 2024
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income (loss):
Net income	-	-	-	-	-	3,184,133	3,184,133
Other comprehensive loss	-	-	-	-	(1,223,833)	-	(1,223,833)
Balance as of June 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508

Three months ended June 30, 2025
Balance as of April 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(7,984,631)	$37,771,015	$72,657,790
Comprehensive income:
Net income	-	-	-	-	-	2,495,437	2,495,437
Other comprehensive income	-	-	-	-	457,485	-	457,485
Balance as of June 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(7,527,146)	$40,266,452	$75,610,712

Six months ended June 30, 2025
Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(11,024,079)	$37,202,901	$69,050,228
Comprehensive income:
Net income	-	-	-	-	-	3,063,551	3,063,551
Other comprehensive income	-	-	-	-	3,496,933	-	3,496,933
Balance as of June 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(7,527,146)	$40,266,452	$75,610,712

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$3,063,551	$3,184,133
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(1,400,000)	(2,346,688)
Net realized investment (gains) losses	(839,246)	119,904
Loss on impairments	-	129,436
Amortization of policy acquisition cost	5,193,070	4,996,837
Policy acquisition cost deferred	(6,106,464)	(7,266,639)
Amortization of value of insurance business acquired	91,783	95,176
Allowance for mortgage loan losses	204,909	(158,346)
Provision for deferred federal income tax expense	(124,295)	484,804
Interest credited to policyholders	9,589,981	7,267,805
Change in assets and liabilities:
Accrued investment income	(1,020,609)	615,087
Recoverable from reinsurers	166,163	268,085
Assets held in trust under coinsurance agreement	5,585,504	39,968,624
Agents' balances and due premiums	39,023	(171,186)
Other assets (excludes change in receivable for securities sold of $8,561 in 2025)	(1,091,976)	8,629,803
Future policy benefits	6,942,567	6,253,021
Policy claims	174,804	56,948
Other policy liabilities	95,181	57,394
Other liabilities (excludes change in payable for securities purchased of $10,088 and $538,068 in 2025 and 2024, respectively)	(3,082,972)	8,680,602
Net cash provided by operating activities	17,480,974	70,864,800

Investing activities
Purchases of fixed maturity securities	(50,575,278)	(7,196,831)
Maturities of fixed maturity securities	250,000	1,400,000
Sales of fixed maturity securities	55,446,776	2,051,501
Purchases of equity securities	(215,855)	(45,542)
Proceeds from realized capital gains, equity securities	6,944	-
Joint venture distributions	67,674	53,409
Purchases of mortgage loans	(99,467,865)	(37,309,014)
Payments on mortgage loans	58,809,803	72,861,854
Purchases of other long-term investments	(1,823,500)	(4,932,676)
Payments on other long-term investments	7,702,946	7,902,326
Sale of real estate	294,982	-
Net change in policy loans	(341,116)	(268,166)
Net change in short-term investments	-	298,257
Net change in receivable and payable for securities sold and purchased	18,649	538,068
Net cash provided by (used in) investing activities	(29,825,840)	35,353,186

Financing activities
Policyholders' account deposits	18,392,643	47,417,280
Policyholders' account withdrawals	(32,789,147)	(125,662,977)
Net cash used in financing activities	(14,396,504)	(78,245,697)

Increase (decrease) in cash and cash equivalents	(26,741,370)	27,972,289
Cash and cash equivalents, beginning of period	64,344,122	33,839,741
Cash and cash equivalents, end of period	$37,602,752	$61,812,030

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2025 and 2024, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and $563,081 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Reductions in mortgage loans due to foreclosure	$459,180	$563,081
Investment real estate held-for-sale acquired through foreclosure	(459,180)	(563,081)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

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
June 30, 2025
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

The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2024.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2025 through the date that these financial statements have been issued.

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
June 30, 2025
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
June 30, 2025
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
June 30, 2025
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

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued amendments (Accounting Standards Update 2025-03) to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a Variable Interest Entity (“VIE” defined as a legal structure in which controlling interest is determined by something other than majority voting rights and controlling interest is arranged via a contractual relationship rather than through direct ownership) that meets the definition of a business. This amendment requires that the following factors be considered when a VIE is involved to determine which entity is the accounting acquirer:

a. If the business combination is effected primarily by transferring cash or other assets or incurring liabilities, the acquirer is usually the entity that transfers the cash or other assets or incurs the liabilities.

b. Other than a reverse acquisition, if the business combination is effected primarily by exchanging equity interests, the acquirer is usually the entity that issues its equity interests.

c. The acquirer is usually the entity that receives the largest portion of the voting rights of the combined entity.

d. If no owner has a majority voting interest, the acquirer is usually the individual or group that owns the largest minority interest of the combined entity.

e. The acquirer is usually the individual or group that has the ability to elect, appoint or remove members of the combined entity.

f. The acquirer is usually the individual or group that dominates management of the combined entity.

g. The acquirer is usually the individual or group that pays a premium over the precombination fair value of the other combined entity or entities.

h. The acquirer is usually the individual or group whose relative size in terms of assets, revenues, earnings or some other measure is significantly larger than the other combining entity or entities.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

i. In a business combination involving more than two entities, the acquirer is usually the entity that initiated the combination and is significantly larger than the other combining entity or entities.

The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity adopts these amendments in an interim reporting period, it shall adopt as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.

An entity shall apply this guidance on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application. An entity shall disclose in both the interim reporting period (if applicable) and the annual reporting period of the change the nature of and reason for the change in accounting principle.

This guidance does not currently impact the Company’s consolidation of its subsidiaries but Update 2025-03 will be followed in any future business combination situations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale securities as of June 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2025 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,266,801	$7,871	$42	$4,274,630
States and political subdivisions	7,529,064	35,624	285,317	7,279,371
U.S. government agency mortgage backed securities	32,574,218	108,432	375,575	32,307,075
Commercial mortgage-backed securities	23,860,092	153,881	1,079,297	22,934,676
Residential mortgage-backed securities	9,333	4,940	-	14,273
Corporate bonds	109,442,502	378,778	6,078,777	103,742,503
Asset-backed securities	13,549,907	60,421	635,478	12,974,850
Exchange traded securities	500,000	-	14,400	485,600
Foreign bonds	29,545,645	39,197	1,550,288	28,034,554
Redeemable preferred securities	1,250,000	-	248,000	1,002,000
Total fixed maturity securities	$222,527,562	$789,144	$10,267,174	$213,049,532

Fixed maturity securities held in trust under coinsurance agreement	$19,882,007	$474	$4,403,652	$15,478,829

	December 31, 2024
Fixed maturity securities
U.S. government and U.S. government agencies	$4,263,791	$12,654	$480	$4,275,965
States and political subdivisions	8,156,851	173	463,791	7,693,233
U.S. government agency mortgage backed securities	41,085,693	20,347	870,659	40,235,381
Commercial mortgage-backed securities	19,999,386	5,070	1,505,058	18,499,398
Residential mortgage-backed securities	9,750	4,361	-	14,111
Corporate bonds	106,678,530	28,519	7,350,495	99,356,554
Asset-backed securities	15,628,104	67,390	796,910	14,898,584
Exchange traded securities	1,184,560	-	687,760	496,800
Foreign bonds	29,447,037	5,683	2,212,925	27,239,795
Redeemable preferred securities	1,250,000	-	214,000	1,036,000
Total fixed maturity securities	$227,703,702	$144,197	$14,102,078	$213,745,821

Fixed maturity securities held in trust under coinsurance agreement	$22,559,107	$21,034	$4,647,844	$17,932,297

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2025 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$244,508	$42	1
States and political subdivisions	1,375,679	38,088	4
U.S. government agency mortgage backed securities	20,696,513	375,575	31
Commercial mortgage-backed securities	2,292,140	15,958	3
Corporate bonds	17,487,623	350,262	46
Asset-backed securities	1,546,714	9,577	4
Foreign bonds	3,253,891	73,777	7
Total less than 12 months in an unrealized loss position	46,897,068	863,279	96
More than 12 months in an unrealized loss position
States and political subdivisions	2,527,445	247,229	15
Commercial mortgage-backed securities	7,692,121	1,063,339	20
Corporate bonds	57,878,650	5,728,515	167
Asset-backed securities	7,065,093	625,901	20
Exchange traded securities	485,600	14,400	2
Foreign bonds	21,455,483	1,476,511	56
Redeemable preferred securities	1,002,000	248,000	4
Total more than 12 months in an unrealized loss position	98,106,392	9,403,895	284
Total fixed maturity securities in an unrealized loss position	$145,003,460	$10,267,174	380

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$797,080	$2,920	1
Total more than 12 months in an unrealized loss position	13,941,640	4,400,732	61
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$14,738,720	$4,403,652	62

	December 31, 2024
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$810,291	$480	4
States and political subdivisions	4,350,258	95,994	12
U.S. government agency mortgage backed securities	35,821,510	870,659	52
Commercial mortgage-backed securities	9,319,025	91,842	15
Corporate bonds	33,196,771	810,633	84
Asset-backed securities	1,811,793	29,633	6
Foreign bonds	5,707,531	185,096	11
Total less than 12 months in an unrealized loss position	91,017,179	2,084,337	184
More than 12 months in an unrealized loss position
States and political subdivisions	3,102,931	367,797	18
Commercial mortgage-backed securities	7,541,167	1,413,216	21
Corporate bonds	61,587,904	6,539,862	182
Asset-backed securities	7,391,463	767,277	21
Exchange traded securities	496,800	687,760	2
Foreign bonds	20,747,051	2,027,829	55
Redeemable preferred securities	1,036,000	214,000	4
Total more than 12 months in an unrealized loss position	101,903,316	12,017,741	303
Total fixed maturity securities in an unrealized loss position	$192,920,495	$14,102,078	487

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$110,506	$616	1
Total more than 12 months in an unrealized loss position	15,142,397	4,647,228	67
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,252,903	$4,647,844	68

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

As of June 30, 2025, the Company held 380 available-for-sale fixed maturity securities with an unrealized loss of $10,267,174, fair value of $145,003,460 and amortized cost of $155,270,634. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2025. The ratio of the fair value to the amortized cost of these 380 securities is 93%.

As of December 31, 2024, the Company held 487 available-for-sale fixed maturity securities with an unrealized loss of $14,102,078, fair value of $192,920,495 and amortized cost of $207,022,573. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2024. The ratio of the fair value to the amortized cost of these 487 securities is 93%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the six months ended June 30, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024

Beginning balance	$(725,960)	$(430,470)
Current estimate of credit losses	618,110	(295,490)
Ending balance	$(107,850)	$(725,960)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of June 30, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024
Unrealized depreciation
Available-for-sale fixed maturity securities	$(9,478,030)	$(13,957,881)
Other long-term investments	(52,192)	-
Adjustment to deferred acquisition costs	2,189	3,351
Deferred income taxes	2,000,887	2,930,451
Net unrealized depreciation on available-for-sale securities	$(7,527,146)	$(11,024,079)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,403,178)	$(4,626,810)

The Company’s other long-term investments as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024
Lotteries	$53,926,506	$57,462,681
Co-op loans	552,676	760,833
Comercial mortgage-backed securities	103,898	-

Total long-term investments	$54,583,080	$58,223,514

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments in lottery prize cash flows were $53,926,506 and $57,462,681 as of June 30, 2025 and December 31, 2024, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $552,676 and $760,833 as of June 30, 2025 and December 31, 2024, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost and fair value of other long-term investments in commercial mortgage-backed securities that lack substantive credit enhancement were $156,090 and $103,898, respectively, as of June 30, 2025.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2025, by contractual maturity, are summarized as follows:

	June 30, 2025 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,363,801	$9,329,447	$13,129,381	$13,265,892
Due after one year through five years	34,733,073	34,121,820	26,006,691	27,488,541
Due after five years through ten years	47,687,305	45,857,991	9,952,452	11,509,564
Due after ten years	105,467,868	99,685,428	4,837,982	6,280,144
Due at multiple maturity dates	25,275,515	24,054,846	-	-

	$222,527,562	$213,049,532	$53,926,506	$58,544,141

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of June 30, 2025, by contractual maturity, are summarized as follows:

	June 30, 2025 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$259,629	$259,715
Due after one year through five years	930,281	897,878
Due after five years through ten years	2,054,198	2,005,860
Due after ten years	13,862,355	9,793,837
Due at multiple maturity dates	2,775,544	2,521,539

	$19,882,007	$15,478,829

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds	$23,889,372	$2,418,152	$38,122,063	$36,322,107	$-	$-	$4,222	$-
Gross realized gains	-	24,791	-	-	-	-	4,222	-
Gross realized losses	(73,291)	(67,206)	(1,137)	(34,442)	-	-	-	-
Loss on impairments	-	-	-	-	-	(129,436)	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds	$55,696,776	$3,451,501	$58,809,803	$72,861,854	$294,982	$-	$6,944	$-
Gross realized gains	221,430	25,165	-	59,858	29,412	-	6,944	-
Gross realized losses	(68,641)	(69,278)	(1,137)	(34,442)	-	-	-	-
Loss on impairments	-	-	-	-	-	(129,436)	-	-

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale securities and other long-term investments for the three and six months ended June 30, 2025 and 2024 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$631,473	$(853,124)	$4,479,851	$(1,549,249)
Fixed maturity securities held in trust under coinsurance agreement	37,699	124,551	223,632	84,295
Other long-term investments	(52,192)	-	(52,192)	-

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(73,291)	(42,415)	152,789	(44,113)
Fixed maturity securities credit losses	(13,056)	(79,477)	618,110	(136,572)
Mortgage loans on real estate	(1,137)	(34,442)	(1,137)	25,416
Investment real estate	-	-	29,412	-
Equity securities	4,222	-	6,944	-
Equity securities, changes in fair value	60,304	(3,631)	33,128	35,365

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Fixed maturity securities	$2,530,774	$1,908,083	$4,670,728	$3,670,108
Equity securities	86,081	38,118	163,027	52,752
Other long-term investments	1,069,651	1,124,968	2,191,549	2,292,211
Mortgage loans	5,612,876	4,490,460	10,456,826	9,437,977
Policy loans	88,103	66,039	171,410	134,790
Short-term and other investments	410,977	662,925	741,125	1,135,364
Gross investment income	9,798,462	8,290,593	18,394,665	16,723,202
Investment expenses	(687,224)	(622,176)	(1,465,144)	(1,096,908)
Net investment income	$9,111,238	$7,668,417	$16,929,521	$15,626,294

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2025 and December 31, 2024, these required deposits, included in investment assets, had amortized costs that totaled $5,065,649 and $6,740,988, respectively. As of June 30, 2025 and December 31, 2024, these required deposits had fair values that totaled $5,060,118 and $6,735,209, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024
Residential mortgage loans	$231,327,847	$195,050,397

Commercial mortgage loans by property type
Agricultural	243,030	244,253
Apartment	5,173,343	4,634,586
Industrial	336,537	357,193
Office building	4,728,825	4,120,057
Retail	7,482,095	4,958,018

Total commercial mortgage loans by property type	17,963,830	14,314,107

Total mortgage loans	$249,291,677	$209,364,504

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$10,471,682	$12,660,117

Total mortgage loans held in trust under coinsurance agreement	$10,471,682	$12,660,117

There were 33 mortgage loans with a remaining principal balance of $7,935,123 that were more than 90 days past due as of June 30, 2025. There were 27 mortgage loans with a remaining principal balance of $7,375,244 that were more than 90 days past due as of June 30, 2024.

There were 10 mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,304,822 as of June 30, 2025. There were 11 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,130,357 as of June 30, 2024.

The Company’s investment real estate as of June 30, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024
Land - held for investment	$411,000	$411,000

Residential real estate - held for sale	2,134,159	1,940,549
Total investment in real estate	$2,545,159	$2,351,549

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

During 2025, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2025 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,274,630	$-	$4,274,630
States and political subdivisions	-	7,279,371	-	7,279,371
U.S. government agency mortgage backed securities	-	32,307,075	-	32,307,075
Commercial mortgage-backed securities	-	22,934,676	-	22,934,676
Residential mortgage-backed securities	-	14,273	-	14,273
Corporate bonds	-	103,742,503	-	103,742,503
Asset-backed securities	-	12,974,850	-	12,974,850
Exchange traded securities	-	485,600	-	485,600
Foreign bonds	-	28,034,554	-	28,034,554
Redeemable preferred securities	-	1,002,000	-	1,002,000
Total fixed maturity securities	$-	$213,049,532	$-	$213,049,532

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$15,478,829	$-	$15,478,829

Equity securities
Mutual funds	$-	$47,808	$-	$47,808
Corporate common stock	219,290	5,174,462	75,811	5,469,563
Total equity securities	$219,290	$5,222,270	$75,811	$5,517,371

	December 31, 2024
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,275,965	$-	$4,275,965
States and political subdivisions	-	7,693,233	-	7,693,233
U.S. government agency mortgage backed securities	-	40,235,381	-	40,235,381
Commercial mortgage-backed securities	-	18,499,398	-	18,499,398
Residential mortgage-backed securities	-	14,111	-	14,111
Corporate bonds	-	99,356,554	-	99,356,554
Asset-backed securities	-	14,898,584	-	14,898,584
Exchange traded securities	-	496,800	-	496,800
Foreign bonds	-	27,239,795	-	27,239,795
Redeemable preferred securities	-	1,036,000	-	1,036,000
Total fixed maturity securities	$-	$213,745,821	$-	$213,745,821

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$17,932,297	$-	$17,932,297

Equity securities
Mutual funds	$-	$48,375	$-	$48,375
Corporate common stock	232,365	4,999,414	55,908	5,287,687
Total equity securities	$232,365	$5,047,789	$55,908	$5,336,062

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

3. Fair Value Measurements (continued)

As of June 30, 2025 and December 31, 2024, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investment with a mortgage loan originator.

This private placement common stock represents an investment in a small insurance holding company. The fair value for this security was determined through the use of unobservable assumptions about market participants. The Company has assumed a willing market participant would purchase the security for the same price as the Company paid until such time as this small insurance holding company commences significant operations. The joint venture investments with a mortgage loan originator are accounted for under the equity method of accounting.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)
	June 30, 2025	December 31, 2024

Beginning balance	$55,908	$65,240
Joint venture investment	50,000	-
Joint venture net income	37,577	106,039
Joint venture distribution	(67,674)	(115,371)
Ending balance	$75,811	$55,908

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and December 31, 2024, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2025 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$17,963,830	$18,672,289	$-	$-	$18,672,289
Residential	231,327,847	254,177,198	-	-	254,177,198
Policy loans	4,708,650	4,708,650	-	-	4,708,650
Other long-term investments	54,583,080	59,200,715	-	-	59,200,715
Cash and cash equivalents	37,602,752	37,602,752	37,602,752	-	-
Accrued investment income	6,766,776	6,766,776	-	-	6,766,776
Total financial assets	$352,952,935	$381,128,380	$37,602,752	$-	$343,525,628

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$10,471,682	$10,471,682	$-	$-	$10,471,682
Cash and cash equivalents	679,920	679,920	679,920	-	-
Total financial assets held in trust under coinsurance agreement	$11,151,602	$11,151,602	$679,920	$-	$10,471,682

Policyholders' account balances	$432,133,688	$390,046,342	$-	$-	$390,046,342
Policy claims	2,653,269	2,653,269	-	-	2,653,269
Total financial liabilities	$434,786,957	$392,699,611	$-	$-	$392,699,611

	December 31, 2024
Financial assets
Mortgage loans on real estate
Commercial	$14,314,107	$14,724,122	$-	$-	$14,724,122
Residential	195,050,397	211,590,742	-	-	211,590,742
Policy loans	4,367,534	4,367,534	-	-	4,367,534
Other long-term investments	58,223,514	63,062,063	-	-	63,062,063
Cash and cash equivalents	64,344,122	64,344,122	64,344,122	-	-
Accrued investment income	5,746,167	5,746,167	-	-	5,746,167
Total financial assets	$342,045,841	$363,834,750	$64,344,122	$-	$299,490,628

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,660,117	$12,660,117	$-	$-	$12,660,117
Overdraft	(89,726)	(89,726)	(89,726)	-	-
Total financial assets held in trust under coinsurance agreement	$12,570,391	$12,570,391	$(89,726)	$-	$12,660,117

Financial liabilities
Policyholders' account balances	$431,190,092	$365,288,900	$-	$-	$365,288,900
Policy claims	2,478,465	2,478,465	-	-	2,478,465
Total financial liabilities	$433,668,557	$367,767,365	$-	$-	$367,767,365

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Revenues:
Life insurance operations	$13,374,112	$12,282,831	$25,640,281	$24,133,009
Annuity operations	6,825,022	5,265,190	13,091,552	11,443,705
Corporate operations	2,182,518	595,109	3,259,514	1,108,624

Total	$22,381,652	$18,143,130	$41,991,347	$36,685,338

Income (loss) before income taxes:
Life insurance operations	$1,500,901	$1,039,421	$1,923,272	$2,927,650
Annuity operations	408,337	161,114	205,611	768,716
Corporate operations	1,316,982	587,807	1,825,272	369,578

Total	$3,226,220	$1,788,342	$3,954,155	$4,065,944

Depreciation and amortization expense:
Life insurance operations	$2,331,018	$2,262,786	$4,383,040	$4,286,093
Annuity operations	478,560	452,179	901,813	805,920

Total	$2,809,578	$2,714,965	$5,284,853	$5,092,013

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets:
Life insurance operations	$173,854,716	$165,925,854
Annuity operations	506,726,207	506,980,782
Corporate operations	13,604,402	13,542,262
Total	$694,185,325	$686,448,898

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$683,317	$-	$-	$683,317
Net investment income	311,674	1,287,177	(156,030)	1,442,821
Net realized investment gains and loss on impairments	78,892	187,551	-	266,443
Service fees and other income	17,398	85,104	1,743,439	1,845,941
Total revenue	1,091,281	1,559,832	1,587,409	4,238,522

Benefits and claims
Increase in future policy benefits	(188,972)	-	-	(188,972)
Death benefits	507,351	-	-	507,351
Surrenders	168,700	-	-	168,700
Interest credited to policyholders	-	1,218,056	-	1,218,056
Dividend, endowment and supplementary life contract benefits	6,098	-	-	6,098
Total benefits and claims	493,177	1,218,056	-	1,711,233
Expenses
Policy acquisition costs deferred net of amortization	357,968	843,481	-	1,201,449
Amortization of value of insurance business acquired	653	655	-	1,308
Commissions	71,865	(924,978)	-	(853,113)
Other underwriting, insurance and acquisition expenses	(293,862)	175,395	858,234	739,767
Total expenses	136,624	94,553	858,234	1,089,411
Total benefits, claims and expenses	629,801	1,312,609	858,234	2,800,644
Income before federal income taxes	$461,480	$247,223	$729,175	$1,437,878

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,191,388	$-	$-	$1,191,388
Net investment income	180,459	1,192,621	(69,853)	1,303,227
Net realized investment gains and loss on impairments	280,788	807,798	-	1,088,586
Service fees and other income	(145,363)	(352,572)	2,220,743	1,722,808
Total revenue	1,507,272	1,647,847	2,150,890	5,306,009

Benefits and claims
Increase in future policy benefits	726,887	-	-	726,887
Death benefits	961,591	-	-	961,591
Surrenders	366,910	-	-	366,910
Interest credited to policyholders	-	2,322,176	-	2,322,176
Dividend, endowment and supplementary life contract benefits	49,869	-	-	49,869
Total benefits and claims	2,105,257	2,322,176	-	4,427,433
Expenses
Policy acquisition costs deferred net of amortization	670,512	685,896	-	1,356,408
Amortization of value of insurance business acquired	(1,697)	(1,696)	-	(3,393)
Commissions	(18,374)	(916,623)	-	(934,997)
Other underwriting, insurance and acquisition expenses	(244,048)	121,199	695,196	572,347
Total expenses	406,393	(111,224)	695,196	990,365
Total benefits, claims and expenses	2,511,650	2,210,952	695,196	5,417,798
Income (loss) before federal income taxes (benefits)	$(1,004,378)	$(563,105)	$1,455,694	$(111,789)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

4. Segment Data (continued)

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

Disaggregated financial information for these segments, as regularly provided to the CODM, for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,985,721	$-	$-	$10,985,721
Net invesment income	2,317,562	6,609,583	184,093	9,111,238
Net realized investment losses	(1,398)	(21,560)	-	(22,958)
Service fees and other income	72,227	236,999	1,998,425	2,307,651
Total revenue	13,374,112	6,825,022	2,182,518	22,381,652

Benefits and claims
Increase in future policy benefits	3,646,797	-	-	3,646,797
Death benefits	3,878,238	-	-	3,878,238
Surrenders	750,541	-	-	750,541
Interest credited to policyholders	-	4,818,377	-	4,818,377
Dividend, endowment and supplementary life contract benefits	101,740	-	-	101,740
Total benefits and claims	8,377,316	4,818,377	-	13,195,693
Expenses
Policy acquisition costs deferred net of amortization	(402,837)	(65,934)	-	(468,771)
Amortization of value of insurance business acquired	22,574	22,573	-	45,147
Commissions	2,777,147	400,350	-	3,177,497
Other underwriting, insurance and acquisition expenses	1,099,011	1,241,319	865,536	3,205,866
Total expenses	3,495,895	1,598,308	865,536	5,959,739
Total benefits, claims and expenses	11,873,211	6,416,685	865,536	19,155,432
Income before federal income tax expense	$1,500,901	$408,337	$1,316,982	$3,226,220

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Three Months Ended June 30, 2024
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,302,404	$-	$-	$10,302,404
Net invesment income	2,005,888	5,322,405	340,124	7,668,417
Net realized investment gains and loss on impairments	(80,290)	(209,111)	-	(289,401)
Service fees and other income	54,829	151,896	254,985	461,710
Total revenue	12,282,831	5,265,190	595,109	18,143,130

Benefits and claims
Increase in future policy benefits	3,835,769	-	-	3,835,769
Death benefits	3,370,887	-	-	3,370,887
Surrenders	581,841	-	-	581,841
Interest credited to policyholders	-	3,600,321	-	3,600,321
Dividend, endowment and supplementary life contract benefits	95,642	-	-	95,642
Total benefits and claims	7,884,139	3,600,321	-	11,484,460
Expenses
Policy acquisition costs deferred net of amortization	(760,805)	(909,415)	-	(1,670,220)
Amortization of value of insurance business acquired	21,920	21,919	-	43,839
Commissions	2,706,381	1,324,229	-	4,030,610
Other underwriting, insurance and acquisition expenses	1,391,775	1,067,022	7,302	2,466,099
Total expenses	3,359,271	1,503,755	7,302	4,870,328
Total benefits, claims and expenses	11,243,410	5,104,076	7,302	16,354,788
Income before federal income tax expense	$1,039,421	$161,114	$587,807	$1,788,342

	(Unaudited)
	Six Months Ended June 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$21,144,797	$-	$-	$21,144,797
Net invesment income	4,220,687	12,259,607	449,227	16,929,521
Net realized investment gains	212,842	626,404	-	839,246
Service fees and other income	61,955	205,541	2,810,287	3,077,783
Total revenue	25,640,281	13,091,552	3,259,514	41,991,347

Benefits and claims
Increase in future policy benefits	7,143,671	-	-	7,143,671
Death benefits	7,843,231	-	-	7,843,231
Surrenders	1,526,108	-	-	1,526,108
Interest credited to policyholders	-	9,589,981	-	9,589,981
Dividend, endowment and supplementary life contract benefits	230,527	-	-	230,527
Total benefits and claims	16,743,537	9,589,981	-	26,333,518
Expenses
Policy acquisition costs deferred net of amortization	(925,591)	12,197	-	(913,394)
Amortization of value of insurance business acquired	45,891	45,892	-	91,783
Commissions	5,295,597	581,743	-	5,877,340
Other underwriting, insurance and acquisition expenses	2,557,575	2,656,128	1,434,242	6,647,945
Total expenses	6,973,472	3,295,960	1,434,242	11,703,674
Total benefits, claims and expenses	23,717,009	12,885,941	1,434,242	38,037,192
Income before federal income tax expense	$1,923,272	$205,611	$1,825,272	$3,954,155

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Six Months Ended June 30, 2024
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$19,953,409	$-	$-	$19,953,409
Net invesment income	4,040,228	11,066,986	519,080	15,626,294
Net realized investment gains and loss on impairments	(67,946)	(181,394)	-	(249,340)
Service fees and other income	207,318	558,113	589,544	1,354,975
Total revenue	24,133,009	11,443,705	1,108,624	36,685,338

Benefits and claims
Increase in future policy benefits	6,416,784	-	-	6,416,784
Death benefits	6,881,640	-	-	6,881,640
Surrenders	1,159,198	-	-	1,159,198
Interest credited to policyholders	-	7,267,805	-	7,267,805
Dividend, endowment and supplementary life contract benefits	180,658	-	-	180,658
Total benefits and claims	14,638,280	7,267,805	-	21,906,085
Expenses
Policy acquisition costs deferred net of amortization	(1,596,103)	(673,699)	-	(2,269,802)
Amortization of value of insurance business acquired	47,588	47,588	-	95,176
Commissions	5,313,971	1,498,366	-	6,812,337
Other underwriting, insurance and acquisition expenses	2,801,623	2,534,929	739,046	6,075,598
Total expenses	6,567,079	3,407,184	739,046	10,713,309
Total benefits, claims and expenses	21,205,359	10,674,989	739,046	32,619,394
Income before federal income tax expense	$2,927,650	$768,716	$369,578	$4,065,944

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

6. Contingent Liabilities (continued)

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case was scheduled to be retried in the district court but was settled with the defendant on April 14, 2025.

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

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, 2025 and 2024 (Unaudited)

	Unrealized		Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of April 1, 2025	$(7,986,521)	$1,890	$(7,984,631)
Other comprehensive income before reclassifications, net of tax	399,732	(146)	399,586
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(57,899)	-	(57,899)
Other comprehensive income	457,631	(146)	457,485
Balance as of June 30, 2025	$(7,528,890)	$1,744	$(7,527,146)

Balance as of April 1, 2024	$(10,193,705)	$2,381	$(10,191,324)
Other comprehensive loss before reclassifications, net of tax	(707,476)	151	(707,325)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(33,508)	-	(33,508)
Other comprehensive loss	(673,968)	151	(673,817)
Balance as of June 30, 2024	$(10,867,673)	$2,532	$(10,865,141)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

	Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Unrealized		Accumulated
	Depreciation on	Adjustment to	Other
	Available-For-Sale	Deferred Acquisition	Comprehensive
	Securities	Costs	Loss
Balance as of January 1, 2025	$(11,026,740)	$2,661	$(11,024,079)
Other comprehensive income before reclassifications, net of tax	3,618,554	(917)	3,617,637
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	120,704	-	120,704
Other comprehensive income	3,497,850	(917)	3,496,933
Balance as of June 30, 2025	$(7,528,890)	$1,744	$(7,527,146)

Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive loss before reclassifications, net of tax	(1,258,756)	74	(1,258,682)
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(34,849)	-	(34,849)
Other comprehensive loss	(1,223,907)	74	(1,223,833)
Balance as of June 30, 2024	$(10,867,673)	$2,532	$(10,865,141)

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$505,990	$106,258	$399,732
Reclassification adjustment for net losses included in operations having no credit losses	(73,291)	(15,392)	(57,899)
Net unrealized gains on investments	579,281	121,650	457,631
Adjustment to deferred acquisition costs	(185)	(39)	(146)
Total other comprehensive income	$579,096	$121,611	$457,485

	Three Months Ended June 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(895,539)	$(188,063)	$(707,476)
Reclassification adjustment for net losses included in operations having no credit losses	(42,415)	(8,907)	(33,508)
Net unrealized losses on investments	(853,124)	(179,156)	(673,968)
Adjustment to deferred acquisition costs	191	40	151
Total other comprehensive loss	$(852,933)	$(179,116)	$(673,817)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss (continued)

	Six Months Ended June 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,580,448	$961,894	$3,618,554
Reclassification adjustment for net gains included in operations having no credit losses	152,789	32,085	120,704
Net unrealized gains on investments	4,427,659	929,809	3,497,850
Adjustment to deferred acquisition costs	(1,162)	(245)	(917)
Total other comprehensive income	$4,426,497	$929,564	$3,496,933

	Six Months Ended June 30, 2024 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,593,362)	$(334,606)	$(1,258,756)
Reclassification adjustment for net losses included in operations having no credit losses	(44,113)	(9,264)	(34,849)
Net unrealized losses on investments	(1,549,249)	(325,342)	(1,223,907)
Adjustment to deferred acquisition costs	94	20	74
Total other comprehensive loss	$(1,549,155)	$(325,322)	$(1,223,833)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2025	2024	2025	2024
Unrealized losses on available-for-sale securities having no credit losses:
Realized losses on sales of securities (a)	$(73,291)	$(42,415)	$152,789	$(44,113)
Income tax benefit (b)	(15,392)	(8,907)	32,085	(9,264)
Total reclassification adjustments	$(57,899)	$(33,508)	$120,704	$(34,849)

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of June 30, 2025, $920,250 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2025, $908,461 of that escrow amount is available to the Company as additional collateral on $5,026,284 of advances to the loan originator. The remaining June 30, 2025 escrow amount of $11,789 is available to the Company as additional collateral on its investment of $2,357,772 in residential mortgage loans on real estate. In addition, the Company has an additional $1,240,874 allowance for possible loan losses in the remaining $246,933,905 of investments in mortgage loans on real estate as of June 30, 2025.

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

As of June 30, 2025, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,500,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $500,000 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2025 and 2024 are summarized as follows (excluding $2,357,772 and $3,771,488 of mortgage loans on real estate as of June 30, 2025 and 2024, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$1,027,453	$983,456	$71,288	$68,505	$1,098,741	$1,051,961
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	123,150	(49,939)	18,983	3,734	142,133	(46,205)
Allowance, ending	$1,150,603	$933,517	$90,271	$72,239	$1,240,874	$1,005,756
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,150,603	$933,517	$90,271	$72,239	$1,240,874	$1,005,756
Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$228,970,075	$185,769,847	$17,963,830	$14,375,636	$246,933,905	$200,145,483

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	186,568	(152,402)	18,341	(5,944)	204,909	(158,346)
Allowance, ending	$1,150,603	$933,517	$90,271	$72,239	$1,240,874	$1,005,756
Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,150,603	$933,517	$90,271	$72,239	$1,240,874	$1,005,756
Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$228,970,075	$185,769,847	$17,963,830	$14,375,636	$246,933,905	$200,145,483

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of June 30, 2025 and December 31, 2024 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Over 70% to 80%	$74,100,603	$59,821,794	$1,698,102	$3,119,335	$75,798,705	$62,941,129
Over 60% to 70%	58,211,347	55,743,022	2,307,896	2,178,948	60,519,243	57,921,970
Over 50% to 60%	46,394,915	36,901,362	2,858,133	2,754,800	49,253,048	39,656,162
Over 40% to 50%	25,031,181	23,308,719	5,390,778	3,020,985	30,421,959	26,329,704
Over 30% to 40%	15,374,442	10,242,789	2,676,143	1,094,274	18,050,585	11,337,063
Over 20% to 30%	5,163,990	4,944,666	2,130,186	1,232,344	7,294,176	6,177,010
Over 10% to 20%	6,063,120	3,052,985	540,150	420,896	6,603,270	3,473,881
10% or less	988,249	1,035,060	362,442	492,525	1,350,691	1,527,585
Total	$231,327,847	$195,050,397	$17,963,830	$14,314,107	$249,291,677	$209,364,504

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

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued amendments (Accounting Standards Update 2025-03) to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a Variable Interest Entity (“VIE” defined as a legal structure in which controlling interest is determined by something other than majority voting rights and controlling interest is arranged via a contractual relationship rather than through direct ownership) that meets the definition of a business. This amendment requires that the following factors be considered when a VIE is involved to determine which entity is the accounting acquirer:

a. If the business combination is effected primarily by transferring cash or other assets or incurring liabilities, the acquirer is usually the entity that transfers the cash or other assets or incurs the liabilities.

b. Other than a reverse acquisition, if the business combination is effected primarily by exchanging equity interests, the acquirer is usually the entity that issues its equity interests.

c. The acquirer is usually the entity that receives the largest portion of the voting rights of the combined entity.

d. If no owner has a majority voting interest, the acquirer is usually the individual or group that owns the largest minority interest of the combined entity.

e. The acquirer is usually the individual or group that has the ability to elect, appoint or remove members of the combined entity.

f. The acquirer is usually the individual or group that dominates management of the combined entity.

g. The acquirer is usually the individual or group that pays a premium over the precombination fair value of the other combined entity or entities.

h. The acquirer is usually the individual or group whose relative size in terms of assets, revenues, earnings or some other measure is significantly larger than the other combining entity or entities.

i. In a business combination involving more than two entities, the acquirer is usually the entity that initiated the combination and is significantly larger than the other combining entity or entities.

The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued (or made available for issuance). If an entity adopts these amendments in an interim reporting period, it shall adopt as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period.

An entity shall apply this guidance on a prospective basis to all business combinations that have an acquisition date that occurs on or after the date of initial application. An entity shall disclose in both the interim reporting period (if applicable) and the annual reporting period of the change the nature of and reason for the change in accounting principle.

This guidance does not currently impact the Company’s consolidation of its subsidiaries but Update 2025-03 will be followed in any future business combination situations.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2025 and 2024

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$10,985,721	$10,302,404	$683,317
Net investment income	9,111,238	7,668,417	1,442,821
Net realized investment losses	(22,958)	(159,965)	137,007
Loss on impairments	-	(129,436)	129,436
Service fees	2,304,439	498,484	1,805,955
Other income	3,212	(36,774)	39,986
Total revenues	22,381,652	18,143,130	4,238,522
Benefits and claims	13,195,693	11,484,460	1,711,233
Expenses	5,959,739	4,870,328	1,089,411
Total benefits, claims and expenses	19,155,432	16,354,788	2,800,644
Income before federal income tax expense	3,226,220	1,788,342	1,437,878
Federal income tax expense	730,783	398,362	332,421
Net income	$2,495,437	$1,389,980	$1,105,457

Net income per common share
Class A common stock	$0.2635	$0.1468	$0.1167
Class B common stock	$0.2240	$0.1248	$0.0992

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2025 and 2024

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$21,144,797	$19,953,409	$1,191,388
Net investment income	16,929,521	15,626,294	1,303,227
Net realized investment gains (losses)	839,246	(119,904)	959,150
Loss on impairments	-	(129,436)	129,436
Service fees	3,056,354	746,166	2,310,188
Other income	21,429	608,809	(587,380)
Total revenues	41,991,347	36,685,338	5,306,009
Benefits and claims	26,333,518	21,906,085	4,427,433
Expenses	11,703,674	10,713,309	990,365
Total benefits, claims and expenses	38,037,192	32,619,394	5,417,798
Income before federal income tax expense	3,954,155	4,065,944	(111,789)
Federal income tax expense	890,604	881,811	8,793
Net income	$3,063,551	$3,184,133	$(120,582)

Net income per common share
Class A common stock	$0.3235	$0.3362	$(0.0127)
Class B common stock	$0.2750	$0.2858	$(0.0108)

Consolidated Condensed Financial Position as of June 30, 2025 and December 31, 2024

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 to 2024

Investment assets	$529,695,469	$493,388,984	$36,306,485
Assets held in trust under coinsurance agreement	26,628,335	31,176,310	(4,547,975)
Other assets	137,861,521	161,883,604	(24,022,083)
Total assets	$694,185,325	$686,448,898	$7,736,427

Policy liabilities	$580,079,090	$571,922,942	$8,156,148
Funds withheld under coinsurance agreement	26,319,584	31,032,174	(4,712,590)
Deferred federal income taxes	4,828,761	4,023,492	805,269
Other liabilities	7,347,178	10,420,062	(3,072,884)
Total liabilities	618,574,613	617,398,670	1,175,943
Shareholders' equity	75,610,712	69,050,228	6,560,484
Total liabilities and shareholders' equity	$694,185,325	$686,448,898	$7,736,427

Shareholders' equity per common share
Class A common stock	$7.9840	$7.2913	$0.6927
Class B common stock	$6.7864	$6.1976	$0.5888

Results of Operations – Three Months Ended June 30, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$10,985,721	$10,302,404	$683,317
Net investment income	9,111,238	7,668,417	1,442,821
Net realized investment losses	(22,958)	(159,965)	137,007
Loss on impairments	-	(129,436)	129,436
Service fees	2,304,439	498,484	1,805,955
Other income	3,212	(36,774)	39,986
Total revenues	$22,381,652	$18,143,130	$4,238,522

The $4,238,522 increase in total revenues for the three months ended June 30, 2025, is discussed below.

Premiums

Our premiums for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$879,303	$812,019	$67,284
Ordinary life renewal	2,768,494	2,180,739	587,755
Supplementary contracts	17,576	-	17,576
Final expense first year	761,888	863,409	(101,521)
Final expense renewal	6,558,460	6,446,237	112,223
Total premiums	$10,985,721	$10,302,404	$683,317

The $683,317 increase in premiums for the three months ended June 30, 2025 is primarily due to a $587,755 increase in ordinary life renewal premiums, $112,223 increase in final expense renewal premiums and a $67,284 increase in ordinary life first year premiums that exceeded a $101,521 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$2,530,774	$1,908,083	$622,691
Equity securities	86,081	38,118	47,963
Other long-term investments	1,069,651	1,124,968	(55,317)
Mortgage loans	5,612,876	4,490,460	1,122,416
Policy loans	88,103	66,039	22,064
Short-term and other investments	410,977	662,925	(251,948)
Gross investment income	9,798,462	8,290,593	1,507,869
Investment expenses	(687,224)	(622,176)	65,048
Net investment income	$9,111,238	$7,668,417	$1,442,821

The $1,507,869 increase in gross investment income for the three months ended June 30, 2025 is primarily due to $1,122,416 increase in mortgage loans and a $622,691 increase in fixed maturity securities that exceeded a $251,948 decrease in short-term and other investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $45.4 million since June 30, 2024. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $61.3 million since June 30, 2024. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances.

The $65,048 increase in investment expense for the three months ended June 30, 2025 is primarily due to increased mortgage loan costs.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, equity securities, changes in fair value of equity securities and changes in current estimate of credit losses.

Our net realized investment gains for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds	$23,889,372	$2,418,152	$21,471,220
Amortized cost at sale date	23,962,663	2,460,567	21,502,096
Net realized losses	$(73,291)	$(42,415)	$(30,876)
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$38,122,063	$36,322,107	$1,799,956
Principal collections	38,123,200	36,356,549	1,766,651
Net realized losses	$(1,137)	$(34,442)	$33,305

Equity securities
Sales proceeds	$4,222	$-	$4,222
Cost at sale date	-	-	-
Net realized losses	$4,222	$-	$4,222

Equity securities, changes in fair value	$60,304	$(3,631)	$63,935
Changes in current estimate of credit losses	$(13,056)	$(79,477)	$66,421
Net realized investment losses	$(22,958)	$(159,965)	$137,007

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $1,805,955 increase in service fees for the three months ended June 30, 2025 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$3,646,797	$3,835,769	$(188,972)
Death benefits	3,878,238	3,370,887	507,351
Surrenders	750,541	581,841	168,700
Interest credited to policyholders	4,818,377	3,600,321	1,218,056
Dividend, endowment and supplementary life contract benefits	101,740	95,642	6,098
Total benefits and claims	13,195,693	11,484,460	1,711,233

Expenses
Policy acquisition costs deferred	(3,233,202)	(4,341,346)	1,108,144
Amortization of deferred policy acquisition costs	2,764,431	2,671,126	93,305
Amortization of value of insurance business acquired	45,147	43,839	1,308
Commissions	3,177,497	4,030,610	(853,113)
Other underwriting, insurance and acquisition expenses	3,205,866	2,466,099	739,767
Total expenses	5,959,739	4,870,328	1,089,411
Total benefits, claims and expenses	$19,155,432	$16,354,788	$2,800,644

The $2,800,644 increase in total benefits, claims and expenses for the three months ended June 30, 2025, is discussed below.

Benefits and Claims

The $1,711,233 increase in benefits and claims for the three months ended June 30, 2025 is primarily due to the following:

●

$1,218,056 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity contracts issued during 2024 compared to annuity contracts surrendered during 2024.

●	$507,351 increase in death benefits is primarily due to approximately $395,000 of increased ordinary life benefits and $112,000 of increased final expense benefits.

●	$168,700 increase in surrenders is based upon policyholder election.

●	$188,972 decrease in future policy benefits is primarily due to a slight decrease in the average value of the life policies in force and the aging of existing life policies.

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

For the three months ended June 30, 2025 and 2024, capitalized costs were $3,233,202 and $4,341,346, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2025 and 2024 were $2,764,431 and $2,671,126, respectively.

The $1,108,144 decrease in the 2025 acquisition costs deferred primarily relates to decreased annuity and final expense first year production with a corresponding decrease in deferral of eligible annuity and final expense first year commissions. There was a $93,305 increase in the 2025 amortization of deferred acquisition costs primarily due to increased 2025 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $45,147 and $43,839 for the three months ended June 30, 2025 and 2024, respectively, representing a $1,308 increase.

Commissions

Our commissions for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Annuity	$399,251	$1,324,229	$(924,978)
Ordinary life first year	954,535	855,150	99,385
Ordinary life renewal	330,599	241,687	88,912
Final expense first year	899,016	1,013,512	(114,496)
Final expense renewal	594,096	596,032	(1,936)
Total commissions	$3,177,497	$4,030,610	$(853,113)

The $853,113 decrease in commissions for the three months ended June 30, 2025 is primarily due to a $924,978 decrease in annuity commissions (corresponding to $28,431,969 decreased annuity considerations), $114,496 decrease in final expense first year commissions (corresponding to $101,521 decreased final expense first year premiums) that exceed a $99,385 increase in ordinary life first year commissions (corresponding to $67,284 increased ordinary life first year premiums) and a $88,912 increase in ordinary life renewal commissions (corresponding to $587,755 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $739,767 increase in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2025 was primarily related to an increase in agency conference fees, third party administrative fees and legal fees.

Federal Income Taxes

FTFC filed its 2023 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2025 and 2024, current income tax expense was $799,314 and $263,435, respectively. For the three months ended June 30, 2025 and 2024, deferred federal income tax expense (benefit) was ($68,531) and $134,927, respectively.

Net Income Per Common Share Basic

For the three months ended June 30, 2025 and 2024, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2025, the net income allocated to the Class A shareholders of $2,472,792 is the total net income $2,495,437 less the net income allocated to the Class B shareholders $22,645. For the three months ended June 30, 2024, the net income allocated to the Class A shareholders of $1,377,367 is the total net income $1,389,980 less the net income allocated to the Class B shareholders $12,613.

The weighted average outstanding common shares basic for the three months ended June 30, 2025 and 2024 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$13,374,112	$12,282,831	$1,091,281
Annuity operations	6,825,022	5,265,190	1,559,832
Corporate operations	2,182,518	595,109	1,587,409
Total	$22,381,652	$18,143,130	$4,238,522

Income (loss) before federal income taxes:
Life insurance operations	$1,500,901	$1,039,421	$461,480
Annuity operations	408,337	161,114	247,223
Corporate operations	1,316,982	587,807	729,175
Total	$3,226,220	$1,788,342	$1,437,878

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$683,317	$-	$-	$683,317
Net investment income	311,674	1,287,177	(156,030)	1,442,821
Net realized investment gains	78,892	187,551	-	266,443
Service fees and other income	17,398	85,104	1,743,439	1,845,941
Total revenue	1,091,281	1,559,832	1,587,409	4,238,522

Benefits and claims
Increase in future policy benefits	(188,972)	-	-	(188,972)
Death benefits	507,351	-	-	507,351
Surrenders	168,700	-	-	168,700
Interest credited to policyholders	-	1,218,056	-	1,218,056
Dividend, endowment and supplementary life contract benefits	6,098	-	-	6,098
Total benefits and claims	493,177	1,218,056	-	1,711,233
Expenses
Policy acquisition costs deferred net of amortization	357,968	843,481	-	1,201,449
Amortization of value of insurance business acquired	653	655	-	1,308
Commissions	71,865	(924,978)	-	(853,113)
Other underwriting, insurance and acquisition expenses	(293,862)	175,395	858,234	739,767
Total expenses	136,624	94,553	858,234	1,089,411
Total benefits, claims and expenses	629,801	1,312,609	858,234	2,800,644
Income before federal income taxes	$461,480	$247,223	$729,175	$1,437,878

Results of Operations – Six Months Ended June 30, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$21,144,797	$19,953,409	$1,191,388
Net investment income	16,929,521	15,626,294	1,303,227
Net realized investment gains (losses)	839,246	(119,904)	959,150
Loss on impairments	-	(129,436)	129,436
Service fees	3,056,354	746,166	2,310,188
Other income	21,429	608,809	(587,380)
Total revenues	$41,991,347	$36,685,338	$5,306,009

The $5,306,009 increase in total revenues for the six months ended June 30, 2025 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$1,594,519	$1,601,572	$(7,053)
Ordinary life renewal	4,990,325	3,864,120	1,126,205
Supplementary contracts	17,576	-	17,576
Final expense first year	1,525,646	1,709,773	(184,127)
Final expense renewal	13,016,731	12,777,944	238,787
Total premiums	$21,144,797	$19,953,409	$1,191,388

The $1,191,388 increase in premiums for the six months ended June 30, 2025 is primarily due to a $1,126,205 increase in ordinary life renewal premiums and a $238,787 increase in final expense renewal premiums that exceeded a $184,127 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$4,670,728	$3,670,108	$1,000,620
Equity securities	163,027	52,752	110,275
Other long-term investments	2,191,549	2,292,211	(100,662)
Mortgage loans	10,456,826	9,437,977	1,018,849
Policy loans	171,410	134,790	36,620
Short-term and other investments	741,125	1,135,364	(394,239)
Gross investment income	18,394,665	16,723,202	1,671,463
Investment expenses	(1,465,144)	(1,096,908)	368,236
Net investment income	$16,929,521	$15,626,294	$1,303,227

The $1,671,463 increase in gross investment income for the six months ended June 30, 2025 is primarily due to $1,018,849 increase in mortgage loans and a $1,000,620 increase in fixed maturity securities that exceeded a $394,239 decrease in short-term and other investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $45.4 million since June 30, 2024. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $61.3 million since June 30, 2024. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances.

The $368,236 increase in investment expense for the six months ended June 30, 2025 is primarily due to increased mortgage loan costs.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate, equity securities, changes in fair value of equity securities and changes in current estimate of credit losses.

Our net realized investment gains for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds	$55,696,776	$3,451,501	$52,245,275
Amortized cost at sale date	55,543,987	3,495,614	52,048,373
Net realized gains (losses)	$152,789	$(44,113)	$196,902
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$58,809,803	$72,861,854	$(14,052,051)
Principal collections	58,810,940	72,836,438	(14,025,498)
Net realized losses	$(1,137)	$25,416	$(26,553)
Investment real estate
Sales proceeds	$294,982	$-	$294,982
Carrying value at sale date	265,570	-	265,570
Net realized losses	$29,412	$-	$29,412
Equity securities
Sales proceeds	$6,944	$-	$6,944
Cost at sale date	-	-	-
Net realized losses	$6,944	$-	$6,944
Equity securities, changes in fair value	$33,128	$35,365	$(2,237)
Changes in current estimate of credit losses	$618,110	$(136,572)	$754,682

Net realized investment gains (losses)	$839,246	$(119,904)	$959,150

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $2,310,188 increase in service fees for the six months ended June 30, 2025 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $587,380 decrease in other income is primarily due to a decline in 2024 interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$7,143,671	$6,416,784	$726,887
Death benefits	7,843,231	6,881,640	961,591
Surrenders	1,526,108	1,159,198	366,910
Interest credited to policyholders	9,589,981	7,267,805	2,322,176
Dividend, endowment and supplementary life contract benefits	230,527	180,658	49,869
Total benefits and claims	26,333,518	21,906,085	4,427,433

Expenses
Policy acquisition costs deferred	(6,106,464)	(7,266,639)	1,160,175
Amortization of deferred policy acquisition costs	5,193,070	4,996,837	196,233
Amortization of value of insurance business acquired	91,783	95,176	(3,393)
Commissions	5,877,340	6,812,337	(934,997)
Other underwriting, insurance and acquisition expenses	6,647,945	6,075,598	572,347
Total expenses	11,703,674	10,713,309	990,365
Total benefits, claims and expenses	$38,037,192	$32,619,394	$5,417,798

The $5,417,798 increase in total benefits, claims and expenses for the six months ended June 30, 2025, is discussed below.

Benefits and Claims

The $4,427,433 increase in benefits and claims for the six months ended June 30, 2025 is primarily due to the following:

●

$2,322,176 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity contracts issued during 2024 compared to annuity contracts surrendered during 2024.

●	$961,591 increase in death benefits is primarily due to approximately $708,000 of increased final expense benefits and $254,000 of increased ordinary life benefits.

●	$726,887 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$336,910 increase in surrenders is based upon policyholder election.

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

For the six months ended June 30, 2025 and 2024, capitalized costs were $6,106,464 and $7,266,639, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2025 and 2024 were $5,193,070 and $4,996,837, respectively.

There was a $1,160,175 decrease in the 2025 acquisition costs deferred primarily relates to decreased annuity and final expense first year production with a corresponding decrease in deferral of eligible annuity and final expense first year commissions. There was a $196,233 increase in the 2025 amortization of deferred acquisition costs due to 2025 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $91,783 and $95,176 for the six months ended June 30, 2025 and 2024, respectively, representing a $3,393 decrease.

Commissions

Our commissions for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Annuity	$581,743	$1,498,366	$(916,623)
Ordinary life first year	1,707,156	1,691,054	16,102
Ordinary life renewal	604,770	433,549	171,221
Final expense first year	1,801,843	2,006,366	(204,523)
Final expense renewal	1,181,828	1,183,002	(1,174)
Total commissions	$5,877,340	$6,812,337	$(934,997)

The $934,997 decrease in commissions for the six months ended June 30, 2025 is primarily due to a $916,623 decrease annuity commissions (corresponding to $29,022,195 of decreased annuity deposits retained) and a $204,523 decrease in final expense first year commissions (corresponding to $184,127 decreased final expense first year premiums) that exceed a $171,221 increase in ordinary life renewal commissions (corresponding to $1,126,205 increased ordinary life renewal premiums).

Underwriting, Insurance and Acquisition Expenses

The $572,347 increase in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2025 was primarily related to an increase in consulting fees, agency conference fees, third party administrative fees and legal fees.

Federal Income Taxes

FTFC filed its 2023 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2025 and June 30, 2024, current income tax expense was $1,014,899 and $397,007. Deferred federal income tax expense (benefit) was ($124,295) and $484,804 for the six months ended June 30, 2025 and 2024, respectively.

Net Income Per Common Share Basic

For the six months ended June 30, 2025 and 2024, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2025, the net income allocated to the Class A shareholders of $3,035,751 is the total net income $3,063,551 less the net income allocated to the Class B shareholders $27,800. For the six months ended June 30, 2024, the net income allocated to the Class A shareholders of $3,155,239 is the total net income $3,184,133 less the net income allocated to the Class B shareholders $28,894.

The weighted average outstanding common shares basic for the six months ended June 30, 2025 and 2024 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$25,640,281	$24,133,009	$1,507,272
Annuity operations	13,091,552	11,443,705	1,647,847
Corporate operations	3,259,514	1,108,624	2,150,890
Total	$41,991,347	$36,685,338	$5,306,009
Income (loss) before income taxes:
Life insurance operations	$1,923,272	$2,927,650	$(1,004,378)
Annuity operations	205,611	768,716	(563,105)
Corporate operations	1,825,272	369,578	1,455,694
Total	$3,954,155	$4,065,944	$(111,789)

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,191,388	$-	$-	$1,191,388
Net investment income	180,459	1,192,621	(69,853)	1,303,227
Net realized investment gains	280,788	807,798	-	1,088,586
Service fees and other income	(145,363)	(352,572)	2,220,743	1,722,808
Total revenue	1,507,272	1,647,847	2,150,890	5,306,009

Benefits and claims
Increase in future policy benefits	726,887	-	-	726,887
Death benefits	961,591	-	-	961,591
Surrenders	366,910	-	-	366,910
Interest credited to policyholders	-	2,322,176	-	2,322,176
Dividend, endowment and supplementary life contract benefits	49,869	-	-	49,869
Total benefits and claims	2,105,257	2,322,176	-	4,427,433
Expenses
Policy acquisition costs deferred net of amortization	670,512	685,896	-	1,356,408
Amortization of value of insurance business acquired	(1,697)	(1,696)	-	(3,393)
Commissions	(18,374)	(916,623)	-	(934,997)
Other underwriting, insurance and acquisition expenses	(244,048)	121,199	695,196	572,347
Total expenses	406,393	(111,224)	695,196	990,365
Total benefits, claims and expenses	2,511,650	2,210,952	695,196	5,417,798
Income (loss) before federal income taxes (benefits)	$(1,004,378)	$(563,105)	$1,455,694	$(111,789)

Consolidated Financial Condition

Our invested assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $222,527,562 and $227,703,702 as of June 30, 2025 and December 31, 2024, respectively)	$213,049,532	$213,745,821	$(696,289)
Equity securities at fair value (cost: $5,449,372 and $5,301,191 as of June 30, 2025 and December 31, 2024, respectively)	5,517,371	5,336,062	181,309
Mortgage loans on real estate	249,291,677	209,364,504	39,927,173
Investment real estate	2,545,159	2,351,549	193,610
Policy loans	4,708,650	4,367,534	341,116
Other long-term investments	54,583,080	58,223,514	(3,640,434)
Total investments	$529,695,469	$493,388,984	$36,306,485

The increase and decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Fixed maturity securities, available-for-sale, beginning	$213,745,821	$149,700,948
Purchases	50,575,278	7,196,831
Prepayment premium adjustment	3,120	-
Unrealized apprciation (depreciation)	4,479,851	(1,549,249)
Net realized investment gains (losses), including credit losses	770,899	(180,685)
Transfer to other long-term investments	(156,068)	-
Sales proceeds	(55,449,896)	(2,051,501)
Maturities	(250,000)	(1,400,000)
Accretion of discount (premium amortization)	(669,473)	36,733
Increase (decrease)	(696,289)	2,052,129
Fixed maturity securities, available-for-sale, ending	$213,049,532	$151,753,077

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

The increase in equity securities for the six months ended June 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Equity securities, beginning	$5,336,062	$419,530
Purchases	215,855	45,542
Realized capital gains	6,944	-
Proceeds from realized capital gains	(6,944)	-
Joint venture distributions	(67,674)	(53,409)
Net realized investment gains (losses), changes in fair value	33,128	35,365
Increase	181,309	27,498
Equity securities, ending	$5,517,371	$447,028

Equity securities are reported at fair value with the change in fair value reflected in “Net realized investment gains (losses)” within the consolidated statements of operations.

The decrease and increase in mortgage loans on real estate for the six months ended June 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Mortgage loans on real estate, beginning	$209,364,504	$239,831,447
Purchases	99,467,865	37,309,014
Accretion of discounts (premium amortization)	(65,663)	17,683
Net realized investment gains (losses)	(1,137)	25,416
Payments	(58,809,803)	(72,861,854)
Foreclosed - transferred to real estate	(459,180)	(563,081)
(Increase) decrease in allowance for bad debts	(204,909)	158,346
Increase (decrease)	39,927,173	(35,914,476)
Mortgage loans on real estate, ending	$249,291,677	$203,916,971

The increase in investment real estate for the six months ended June 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Investment real estate, beginning	$2,351,549	$1,305,403
Real estate acquired through mortgage loan foreclosures	459,180	563,081
Net realized investment gains	29,412	-
Sales proceeds	(294,982)	-
Loss on impairments	-	(129,436)
Increase (decrease)	193,610	433,645
Investment real estate, ending	$2,545,159	$1,739,048

The decrease in other long-term investments (composed mainly of lottery receivables) for the six months ended June 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Other long-term investments, beginning	$58,223,514	$61,487,939
Purchases	1,823,500	4,932,676
Accretion of discount	2,135,136	2,292,272
Transfer from fixed maturity securities, available-for-sale	156,068	-
Unrealized depreciation	(52,192)	-
Payments	(7,702,946)	(7,902,326)
decrease	(3,640,434)	(677,378)
Other long-term investments, ending	$54,583,080	$60,810,561

Our assets other than invested assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024

Cash and cash equivalents	$37,602,752	$64,344,122	$(26,741,370)
Accrued investment income	6,766,776	5,746,167	1,020,609
Recoverable from reinsurers	9,679,675	9,845,838	(166,163)
Assets held in trust under coinsurance agreement	26,628,335	31,176,310	(4,547,975)
Agents' balances and due premiums	1,354,254	1,393,277	(39,023)
Deferred policy acquisition costs	67,552,685	66,640,453	912,232
Value of insurance business acquired	3,501,657	3,593,440	(91,783)
Other assets	11,403,722	10,320,307	1,083,415
Assets other than investment assets	$164,489,856	$193,059,914	$(28,570,058)

The $26,741,370 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $4,547,975 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Balance, beginning of year	$66,640,453	$60,795,108
Capitalization of commissions, sales and issue expenses	6,106,464	7,266,639
Amortization	(5,193,070)	(4,996,837)
Deferred acquisition costs allocated to investments	(1,162)	94
Increase	912,232	2,269,896

Balance, end of period	$67,552,685	$63,065,004

Our other assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024
Federal and state income taxes recoverable	$5,619,306	$4,708,718	$910,588
Advances to mortgage loan originator	5,026,284	4,746,638	279,646
Accrued management fee	420,655	393,159	27,496
Lease asset - right to use	221,464	270,679	(49,215)
Other receivables, prepaid assets and deposits	91,164	171,032	(79,868)
Notes receivable	20,491	30,081	(9,590)
Receivable for securities	4,358	-	4,358
Total other assets	$11,403,722	$10,320,307	$1,083,415

There was a $910,588 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $279,646 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024

Policy liabilities
Policyholders' account balances	$432,133,688	$431,190,092	$943,596
Future policy benefits	144,970,399	138,027,832	6,942,567
Policy claims	2,653,269	2,478,465	174,804
Other policy liabilities	321,734	226,553	95,181
Total policy liabilities	580,079,090	571,922,942	8,156,148
Funds withheld under coinsurance agreement	26,319,584	31,032,174	(4,712,590)
Deferred federal income taxes	4,828,761	4,023,492	805,269
Other liabilities	7,347,178	10,420,062	(3,072,884)
Total liabilities	$618,574,613	$617,398,670	$1,175,943

The increase and decrease in policyholders’ account balances for the six months ended June 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Policyholders' account balances, beginning	$431,190,092	$391,247,676
Deposits	18,392,643	47,417,280
Withdrawals	(32,789,147)	(125,662,977)
Change in funds withheld under coinsurance agreement	5,750,119	41,603,456
Interest credited	9,589,981	7,267,805
Increase (decrease)	943,596	(29,374,436)
Policyholders' account balances, ending	$432,133,688	$361,873,240

The $4,712,590 decrease in funds withheld under coinsurance agreement is due to surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $6,942,567 increase in future policy benefits during the six months ended June 30, 2025, is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $805,269 increase in deferred federal income taxes during the six months ended June 30, 2025 was due to $929,564 increase in deferred federal income taxes on the unrealized depreciation of fixed maturity securities, preferred stock and other long-term investments securities available-for-sale that exceeds $124,295 of operating deferred federal tax benefit.

Our other liabilities as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024
Mortgage loans suspense	$4,756,487	$5,910,871	$(1,154,384)
Unclaimed funds	625,270	582,040	43,230
Accrued expenses payable	598,000	611,000	(13,000)
Accounts payable	505,896	274,493	231,403
Suspense accounts payable	458,152	2,695,069	(2,236,917)
Lease liability	221,464	270,679	(49,215)
Unearned investment income	162,525	148,233	14,292
Guaranty fund assessments	86,000	86,000	-
Deferred revenue	24,750	30,250	(5,500)
Payable for securities purchased	16,266	6,179	10,087
Other payables, withholdings and escrows	(107,632)	(194,751)	87,119
Total other liabilities	$7,347,178	$10,420,062	$(3,072,884)

The $2,236,917 decrease in suspense accounts payable is due to decreased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in mortgage loan suspense of $1,154,384 is primarily due to timing of principal loan payments on mortgage loans.

The increase in accounts payable of $231,403 is primarily due to the timing of consulting and legal payments.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2025, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2025, we had cash and cash equivalents totaling $37,602,752. As of June 30, 2025, cash and cash equivalents of $11,449,810 and $16,376,649, respectively, totaling $27,826,459 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $7,079,124 as of December 31, 2024. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $1,067,766 in 2025 without prior approval. FBLIC has paid no dividends to TLIC in 2025 and 2024. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $31,821,485 and $50,995,135 as of June 30, 2025 and December 31, 2024, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Net cash provided by operating activities	$17,480,974	$70,864,800	$(53,383,826)
Net cash provided by (used in) investing activities	(29,825,840)	35,353,186	(65,179,026)
Net cash used in financing activities	(14,396,504)	(78,245,697)	63,849,193
Increase (decrease) in cash and cash equivalents	(26,741,370)	27,972,289	(54,713,659)
Cash and cash equivalents, beginning of period	64,344,122	33,839,741	30,504,381
Cash and cash equivalents, end of period	$37,602,752	$61,812,030	$(24,209,278)

The cash provided by operating activities for the six months ended June 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2025	2024	2025 less 2024
Premiums collected	$21,194,606	$20,001,882	$1,192,724
Net investment income collected	14,523,204	13,906,933	616,271
Service fees and other income collected	3,050,287	1,316,180	1,734,107
Death benefits paid	(7,502,264)	(6,556,607)	(945,657)
Surrenders paid	(1,526,108)	(1,159,198)	(366,910)
Dividends and endowments paid	(232,848)	(181,790)	(51,058)
Commissions paid	(5,790,625)	(6,973,470)	1,182,845
Other underwriting, insurance and acquisition expenses paid	(6,023,246)	(5,858,385)	(164,861)
Taxes received (paid)	(1,925,488)	6,272,851	(8,198,339)
Increased advances to mortgage loan originator	(279,645)	(378,859)	99,214
Decreased advances to independently owned investment firm	-	2,045,191	(2,045,191)
Decreased advances to investment vendor	-	254,878	(254,878)
Decreased funds under coinsurance agreement	5,585,504	39,968,624	(34,383,120)
Increased (decreased) deposits of pending policy applications	(2,236,917)	11,844,657	(14,081,574)
Decreased mortgage loan suspense	(1,154,384)	(3,474,324)	2,319,940
Other	(201,102)	(163,763)	(37,339)
Cash provided by operating activities	$17,480,974	$70,864,800	$(53,383,826)

Please see the statements of cash flows for the six months ended June 30, 2025 and 2024 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2025	December 31, 2024	2025 less 2024

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2025 and December 31, 2024, 9,631,920 issued as of June 30, 2025 and December 31, 2024, 9,384,340 outstanding as of June 30, 2025 and December 31, 2024)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2025 and December 31, 2024)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of June 30, 2025 and December 31, 2024)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(7,527,146)	(11,024,079)	3,496,933
Accumulated earnings	40,266,452	37,202,901	3,063,551
Total shareholders' equity	$75,610,712	$69,050,228	$6,560,484

The increase in shareholders’ equity of $6,560,484 for the six months ended June 30, 2025 is due to $3,496,933 decrease in accumulated other comprehensive loss and $3,063,551 in net income.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities and other long-term investments of ($9,530,222) and ($13,957,881) as of June 30, 2025 and December 31, 2024, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $4,580,448 in unrealized gains arising for the six months ended June 30, 2025 has been offset by 2025 net realized investment gains of $152,789 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $4,427,659.

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

As of June 30, 2025, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.4% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2025, the Company has outstanding advances to this loan originator totaling $5,026,284. The advances are secured by $9,025,896 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,973,716 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2025, $920,250 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2025, $908,461 that escrow amount is available to the Company as additional collateral on $5,026,284 of advances to the loan originator. The remaining June 30, 2024 escrow amount of $11,789 is available to the Company as additional collateral on its investment of $2,357,772 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2025 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2017, the lawsuit resulted in a jury verdict in favor of the Company and Mr. Zahn, with the jury awarding damages of $800,000 to the Company and $3,500,000 to Mr. Zahn. In February 2020, the Oklahoma Court of Civil Appeals, upon an appeal by Mr. Pettigrew, reversed the judgment and remanded the case for a new trial. A Petition for Certiorari review with the Oklahoma Supreme Court by the Company and Mr. Zahn was declined in December, 2020. The case was scheduled to be retried in the district court but was settled with the defendant on April 14, 2025.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2025	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2025	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer