Form 10-Q
period 2025-09-30
First Trinity Financial CORP
filed 2025-11-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2025, the registrant had 9,384,340 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page Number

Item 1. Consolidated Financial Statements

Consolidated Statements of Financial Position as of September 30, 2025 (Unaudited) and December 31, 2024	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 4. Controls and Procedures	70

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3. Defaults upon Senior Securities	71

Item 4. Mine Safety Disclosures	71

Item 5. Other Information	72

Item 6. Exhibits	72

Signatures	73

Exhibit No. 31.1
Exhibit No. 31.2
Exhibit No. 32.1
Exhibit No. 32.2
Exhibit No. 101.INS
Exhibit No. 101.SCH
Exhibit No. 101.CAL
Exhibit No. 101.DEF
Exhibit No. 101.LAB
Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $224,777,058 and $227,703,702 as of September 30, 2025 and December 31, 2024, respectively)	$218,375,248	$213,745,821
Equity securities at fair value (cost: $5,552,850 and $5,301,191 as of September 30, 2025 and December 31, 2024, respectively)	5,685,432	5,336,062
Mortgage loans on real estate	247,320,834	209,364,504
Investment real estate	2,358,359	2,351,549
Policy loans	4,876,998	4,367,534
Other long-term investments	53,747,163	58,223,514
Total investments	532,364,034	493,388,984
Cash and cash equivalents	32,854,961	64,344,122
Accrued investment income	6,318,856	5,746,167
Recoverable from reinsurers	9,523,927	9,845,838
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $16,602,599 and $22,559,107 as of September 30, 2025 and December 31, 2024, respectively)	12,556,915	17,932,297
Mortgage loans on real estate	10,086,395	12,660,117
Investment real estate	295,652	-
Receivable for securities		674,405
Payable for securities	(2,845)	(783)
Cash and cash equivalents	1,363,093	(89,726)
Total assets held in trust under coinsurance agreement	24,299,210	31,176,310
Agents' balances and due premiums	1,480,352	1,393,277
Deferred policy acquisition costs	67,751,195	66,640,453
Value of insurance business acquired	3,460,222	3,593,440
Other assets	11,961,779	10,320,307
Total assets	$690,014,536	$686,448,898
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$424,689,742	$431,190,092
Future policy benefits	148,694,752	138,027,832
Policy claims	2,722,679	2,478,465
Other policy liabilities	407,738	226,553
Total policy liabilities	576,514,911	571,922,942
Funds withheld under coinsurance agreement	23,684,012	31,032,174
Deferred federal income taxes	5,491,338	4,023,492
Other liabilities	4,287,933	10,420,062
Total liabilities	609,978,194	617,398,670
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 9,631,920 issued as of September 30, 2025 and December 31, 2024, 9,384,340 outstanding as of September 30, 2025 and December 31, 2024)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2025 and December 31, 2024)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (247,580 shares as of September 30, 2025 and December 31, 2024)	(893,947)	(893,947)
Accumulated other comprehensive loss	(5,096,132)	(11,024,079)
Accumulated earnings	42,261,068	37,202,901
Total shareholders' equity	80,036,342	69,050,228
Total liabilities and shareholders' equity	$690,014,536	$686,448,898

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$11,128,532	$10,794,062	$32,273,329	$30,747,471
Net investment income	8,900,828	7,869,167	25,830,349	23,495,461
Net realized investment gains (losses)	84,159	(95,174)	923,405	(215,078)
Loss on impairments	-	-	-	(129,436)
Service fees	923,473	810,027	3,979,827	1,556,193
Other income	1,307	43,439	22,736	652,248
Total revenues	21,038,299	19,421,521	63,029,646	56,106,859
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	3,820,781	3,731,925	10,964,452	10,148,709
Death benefits	3,643,170	3,049,217	11,486,401	9,930,857
Surrenders	863,341	693,011	2,389,449	1,852,209
Interest credited to policyholders	4,792,273	3,984,360	14,382,254	11,252,165
Dividend, endowment and supplementary life contract benefits	105,736	95,907	336,263	276,565
Total benefits and claims	13,225,301	11,554,420	39,558,819	33,460,505
Policy acquisition costs deferred	(2,842,912)	(4,757,508)	(8,949,376)	(12,024,147)
Amortization of deferred policy acquisition costs	2,643,673	2,767,806	7,836,743	7,764,643
Amortization of value of insurance business acquired	41,435	46,697	133,218	141,873
Commissions	2,860,232	4,773,779	8,737,572	11,586,116
Other underwriting, insurance and acquisition expenses	2,574,744	2,647,431	9,222,689	8,723,029
Total expenses	5,277,172	5,478,205	16,980,846	16,191,514
Total benefits, claims and expenses	18,502,473	17,032,625	56,539,665	49,652,019
Income before total federal income tax expense	2,535,826	2,388,896	6,489,981	6,454,840
Current federal income tax expense	524,852	223,012	1,539,751	620,019
Deferred federal income tax expense (benefit)	16,358	224,600	(107,937)	709,404
Total federal income tax expense	541,210	447,612	1,431,814	1,329,423
Net income	$1,994,616	$1,941,284	$5,058,167	$5,125,417
Net income per common share
Class A common stock	$0.2106	$0.2050	$0.5341	$0.5412
Class B common stock	$0.1790	$0.1742	$0.4540	$0.4600

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,994,616	$1,941,284	$5,058,167	$5,125,417
Other comprehensive income
Total net unrealized investment gains arising during the period	3,058,829	6,221,678	7,639,277	4,628,316
Less net realized investment gains (losses) having no credit losses	(19,133)	(4,342)	133,656	(48,455)
Net unrealized investment gains	3,077,962	6,226,020	7,505,621	4,676,771
Less adjustment to deferred acquisition costs	729	16,186	1,891	16,092
Other comprehensive income before federal income tax expense	3,077,233	6,209,834	7,503,730	4,660,679
Federal income tax expense	646,219	1,304,066	1,575,783	978,744
Total other comprehensive income	2,431,014	4,905,768	5,927,947	3,681,935
Total comprehensive income	$4,425,630	$6,847,052	$10,986,114	$8,807,352

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Class A Common Stock $.01 Par Value	Class B Common Stock $.01 Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive loss	Accumulated Earnings	Total Shareholders' Equity
Three months ended September 30, 2024
Balance as of July 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(10,865,141)	$33,970,243	$65,976,508
Comprehensive income:
Net income	-	-	-	-	-	1,941,284	1,941,284
Other comprehensive income	-	-	-	-	4,905,768	-	4,905,768
Balance as of September 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(5,959,373)	$35,911,527	$72,823,560

Nine months ended September 30, 2024
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Comprehensive income:
Net income	-	-	-	-	-	5,125,417	5,125,417
Other comprehensive income	-	-	-	-	3,681,935	-	3,681,935
Balance as of September 30, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(5,959,373)	$35,911,527	$72,823,560

Three months ended September 30, 2025
Balance as of July 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(7,527,146)	$40,266,452	$75,610,712
Comprehensive income:
Net income	-	-	-	-	-	1,994,616	1,994,616
Other comprehensive income	-	-	-	-	2,431,014	-	2,431,014
Balance as of September 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(5,096,132)	$42,261,068	$80,036,342

Nine months ended September 30, 2025
Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(11,024,079)	$37,202,901	$69,050,228
Comprehensive income:
Net income	-	-	-	-	-	5,058,167	5,058,167
Other comprehensive income	-	-	-	-	5,927,947	-	5,927,947
Balance as of September 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$(5,096,132)	$42,261,068	$80,036,342

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$5,058,167	$5,125,417
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(2,359,757)	(3,496,337)
Net realized investment (gains) losses	(923,405)	215,078
Loss on impairments	-	129,436
Amortization of policy acquisition cost	7,836,743	7,764,643
Policy acquisition cost deferred	(8,949,376)	(12,024,147)
Amortization of value of insurance business acquired	133,218	141,873
Allowance for mortgage loan losses	195,260	(145,249)
Provision for deferred federal income tax expense	(107,937)	709,404
Interest credited to policyholders	14,382,254	11,252,165
Change in assets and liabilities:
Accrued investment income	(572,689)	785,898
Recoverable from reinsurers	321,911	360,973
Funds under coinsurance agreement	8,397,494	48,503,962
Agents' balances and due premiums	(87,075)	(117,263)
Other assets (excludes change in receivable for securities of $7,783 and ($5,002,173) in 2025 and 2024, respectively)	(1,649,255)	8,607,486
Future policy benefits	10,666,920	9,940,862
Policy claims	244,214	119,878
Other policy liabilities	181,185	5,304
Other liabilities (excludes change in payable for securities purchased of ($4,604) and ($1,750) in 2025 and 2024, respectively)	(6,127,525)	11,397,806
Net cash provided by operating activities	26,640,347	89,277,189

Investing activities
Purchases of fixed maturity securities	(57,647,235)	(44,428,047)
Maturities of fixed maturity securities	2,019,000	3,235,000
Sales of fixed maturity securities	58,517,276	2,882,457
Purchases of equity securities	(350,585)	(67,936)
Sale of equity securities	6,944	5
Joint venture distributions	98,926	73,265
Purchases of mortgage loans	(140,117,649)	(72,776,142)
Payments on mortgage loans	101,392,365	105,475,704
Purchases of other long-term investments	(3,256,000)	(5,589,676)
Payments on other long-term investments	10,968,471	11,137,871
Sale of real estate	496,424	12,637
Net change in policy loans	(509,464)	(593,686)
Net change in short-term investments	-	(453,092)
Net change in receivable and payable for securities sold and purchased	3,179	(5,003,923)
Net cash used in investing activities	(28,378,348)	(6,095,563)

Financing activities
Policyholders' account deposits	22,993,904	99,736,795
Policyholders' account withdrawals	(52,745,064)	(151,653,839)
Net cash used in financing activities	(29,751,160)	(51,917,044)

Increase (decrease) in cash and cash equivalents	(31,489,161)	31,264,582
Cash and cash equivalents, beginning of period	64,344,122	33,839,741
Cash and cash equivalents, end of period	$32,854,961	$65,104,323

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the nine months ended September 30, 2025 and 2024, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and $1,285,621, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Reductions in mortgage loans due to foreclosure	$459,180	$1,285,621
Investment real estate held-for-sale acquired through foreclosure	(459,180)	(1,285,621)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
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
September 30, 2025
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

The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2024.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2025 through the date that these financial statements have been issued.

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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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
September 30, 2025
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments

Investments in fixed maturity available-for-sale as of September 30, 2025 and December 31, 2024 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2025 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,276,453	$8,028	$1,027	$4,283,454
States and political subdivisions	7,514,291	103,431	228,591	7,389,131
U.S. government agency mortgage backed securities	35,942,661	462,465	166,766	36,238,360
Commercial mortgage-backed securities	24,533,944	265,834	973,038	23,826,740
Residential mortgage-backed securities	9,009	5,232	-	14,241
Corporate bonds	107,372,430	772,061	4,812,809	103,331,682
Asset-backed securities	13,853,882	68,063	525,033	13,396,912
Exchange traded securities	500,000	-	6,600	493,400
Foreign bonds	29,524,388	86,481	1,224,541	28,386,328
Redeemable preferred securities	1,250,000	-	235,000	1,015,000
Total fixed maturity securities	$224,777,058	$1,771,595	$8,173,405	$218,375,248
Fixed maturity securities held in trust under coinsurance agreement	$16,602,599	$-	$4,045,684	$12,556,915

	December 31, 2024
Fixed maturity securities
U.S. government and U.S. government agencies	$4,263,791	$12,654	$480	$4,275,965
States and political subdivisions	8,156,851	173	463,791	7,693,233
U.S. government agency mortgage backed securities	41,085,693	20,347	870,659	40,235,381
Commercial mortgage-backed securities	19,999,386	5,070	1,505,058	18,499,398
Residential mortgage-backed securities	9,750	4,361	-	14,111
Corporate bonds	106,678,530	28,519	7,350,495	99,356,554
Asset-backed securities	15,628,104	67,390	796,910	14,898,584
Exchange traded securities	1,184,560	-	687,760	496,800
Foreign bonds	29,447,037	5,683	2,212,925	27,239,795
Redeemable preferred securities	1,250,000	-	214,000	1,036,000
Total fixed maturity securities	$227,703,702	$144,197	$14,102,078	$213,745,821
Fixed maturity securities held in trust under coinsurance agreement	$22,559,107	$21,034	$4,647,844	$17,932,297

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2025 and December 31, 2024 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2025 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$1,682,018	$1,027	1
States and political subdivisions	718,767	44,446	4
U.S. government agency mortgage backed securities	12,003,872	166,766	17
Corporate bonds	10,661,340	159,737	28
Asset-backed securities	884,691	5,405	5
Foreign bonds	545,040	1,812	1
Total less than 12 months in an unrealized loss position	26,495,728	379,193	56
More than 12 months in an unrealized loss position
States and political subdivisions	2,433,667	184,145	12
Commercial mortgage-backed securities	7,838,616	973,038	21
Corporate bonds	57,518,569	4,653,072	164
Asset-backed securities	7,220,369	519,628	20
Exchange traded securities	493,400	6,600	2
Redeemable preferred securities	1,015,000	235,000	4
Foreign bonds	21,089,797	1,222,729	53
Total more than 12 months in an unrealized loss position	97,609,418	7,794,212	276
Total fixed maturity securities in an unrealized loss position	$124,105,146	$8,173,405	332
Fixed maturity securities held in trust under coisnurance agreement
Total less than 12 months in an unrealized loss position	$89,537	$233	1
Total more than 12 months in an unrealized loss position	12,467,378	4,045,451	56
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$12,556,915	$4,045,684	57

	December 31, 2024
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$810,291	$480	4
States and political subdivisions	4,350,258	95,994	12
U.S. government agency mortgage backed securities	35,821,510	870,659	52
Commercial mortgage-backed securities	9,319,025	91,842	15
Corporate bonds	33,196,771	810,633	84
Asset-backed securities	1,811,793	29,633	6
Foreign bonds	5,707,531	185,096	11
Total less than 12 months in an unrealized loss position	91,017,179	2,084,337	184
More than 12 months in an unrealized loss position
States and political subdivisions	3,102,931	367,797	18
Commercial mortgage-backed securities	7,541,167	1,413,216	21
Corporate bonds	61,587,904	6,539,862	182
Asset-backed securities	7,391,463	767,277	21
Exchange traded securities	496,800	687,760	2
Foreign bonds	20,747,051	2,027,829	55
Redeemable preferred securities	1,036,000	214,000	4
Total more than 12 months in an unrealized loss position	101,903,316	12,017,741	303
Total fixed maturity securities in an unrealized loss position	$192,920,495	$14,102,078	487
Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$110,506	$616	1
Total more than 12 months in an unrealized loss position	15,142,397	4,647,228	67
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,252,903	$4,647,844	68

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

As of September 30, 2025, the Company held 332 available-for-sale fixed maturity securities with an unrealized loss of $8,173,405 fair value of $124,105,146 and amortized cost of $132,278,551. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2025. The ratio of the fair value to the amortized cost of these 332 securities is 94%.

As of December 31, 2024, the Company held 487 available-for-sale fixed maturity securities with an unrealized loss of $14,102,078, fair value of $192,920,495 and amortized cost of $207,022,573. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2024. The ratio of the fair value to the amortized cost of these 487 securities is 93%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the nine months ended September 30, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024

Beginning balance	$(725,960)	$(430,470)
Current estimate of credit losses	642,177	(295,490)
Ending balance	$(83,783)	$(725,960)

Net unrealized losses included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the appreciation (depreciation) had been realized as of September 30, 2025 and December 31, 2024, are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024
Unrealized depreciation
Available-for-sale fixed maturity securities	$(6,401,810)	$(13,957,881)
Other long-term investments	(50,450)	-
Adjustment to deferred acquisition costs	1,460	3,351
Deferred income taxes	1,354,668	2,930,451
Net unrealized depreciation on available-for-sale securities	$(5,096,132)	$(11,024,079)

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,045,684)	$(4,626,810)

The Company’s other long-term investments as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024
Lotteries	$53,083,265	$57,462,681
Co-op loans	558,544	760,833
Comercial mortgage-backed securities	105,354	-
Total long-term investments	$53,747,163	$58,223,514

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments in lottery prize cash flows were $53,083,265 and $57,462,681 as of September 30, 2025 and December 31, 2024, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $558,544 and $760,833 as of September 30, 2025 and December 31, 2024, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost and fair value of other long-term investments in commercial mortgage-backed securities that lack substantive credit enhancement were $155,804 and $105,354, respectively, as of September 30, 2025.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2025, by contractual maturity, are summarized as follows:

	September 30, 2025 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,462,289	$9,341,212	$12,739,040	$12,876,811
Due after one year through five years	34,923,198	34,334,604	25,234,624	26,775,284
Due after five years through ten years	51,452,974	50,331,572	9,988,460	11,706,336
Due after ten years	102,989,840	99,406,525	5,121,141	6,800,781
Due at multiple maturity dates	25,948,757	24,961,335	-	-
	$224,777,058	$218,375,248	$53,083,265	$58,159,212

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of September 30, 2025, by contractual maturity, are summarized as follows:

	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$89,771	$89,537
Due after one year through five years	381,037	378,966
Due after five years through ten years	403,106	373,076
Due after ten years	13,857,118	10,059,267
Due at multiple maturity dates	1,871,567	1,656,069
	$16,602,599	$12,556,915

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds	$4,839,500	$2,665,956	$-	$5	$42,582,562	$32,613,850	$201,442	$12,637
Gross realized gains	2,764	164	-	-	-	31,632	14,642	3,143
Gross realized losses	(21,897)	(4,506)	-	(4)	-	-	-	-
Loss on impairments	-	-	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2025	2024	2025	2024	2025	2024	2025	2024
Proceeds	$60,536,276	$6,117,457	$6,944	$5	$101,392,365	$105,475,704	$496,424	$12,637
Gross realized gains	224,194	25,329	6,944	-	-	91,490	44,054	3,143
Gross realized losses	(90,538)	(73,784)	-	(4)	(1,137)	(34,442)	-	-
Loss on impairments	-	-	-	-	-	-	-	(129,436)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three and nine months ended September 30, 2025 and 2024 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$3,076,220	$6,226,020	$7,556,071	$4,676,771
Fixed maturity securities held in trust under coinsurance agreement	357,494	1,293,761	581,126	1,378,056
Other long-term investments	1,742	-	(50,450)	-
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(19,133)	(4,342)	133,656	(48,455)
Fixed maturity securities credit losses	24,067	(55,652)	642,177	(192,224)
Equity securities	-	(4)	6,944	(4)
Equity securities, changes in fair value	64,583	(69,951)	97,711	(34,586)
Mortgage loans on real estate	-	31,632	(1,137)	57,048
Investment real estate	14,642	3,143	44,054	3,143

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

Major categories of net investment income for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Fixed maturity securities	$2,821,303	$2,348,993	$7,492,031	$6,019,101
Equity securities	86,812	23,989	249,839	76,741
Other long-term investments	976,201	1,134,163	3,167,750	3,426,374
Mortgage loans	5,261,881	4,239,027	15,718,707	13,677,004
Policy loans	91,429	77,148	262,839	211,938
Short-term and other investments	355,129	716,389	1,096,254	1,851,753
Gross investment income	9,592,755	8,539,709	27,987,420	25,262,911
Investment expenses	(691,927)	(670,542)	(2,157,071)	(1,767,450)
Net investment income	$8,900,828	$7,869,167	$25,830,349	$23,495,461

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2025 and December 31, 2024, these required deposits, included in investment assets, had amortized costs that totaled $5,074,530 and $6,740,988, respectively. As of September 30, 2025 and December 31, 2024, these required deposits had fair values that totaled $5,075,118 and $6,735,209, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024
Residential mortgage loans	$218,057,214	$195,050,397

Commercial mortgage loans by property type
Agricultural	242,399	244,253
Apartment	4,421,484	4,634,586
Industrial	2,643,408	357,193
Lodging	1,235,173	-
Office building	5,033,420	4,120,057
Retail	15,687,736	4,958,018
Total commercial mortgage loans by property type	29,263,620	14,314,107
Total mortgage loans	$247,320,834	$209,364,504
Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$10,086,395	$12,660,117
Total mortgage loans held in trust under coinsurance agreement	$10,086,395	$12,660,117

There were 30 mortgage loans with a remaining principal balance of $4,951,329 that were more than 90 days past due as of September 30, 2025. There were 29 mortgage loans with a remaining principal balance of $7,930,818 that were more than 90 days past due as of September 30, 2024.

There were 10 mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,667,123 as of September 30, 2025. There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,473,626 as of September 30, 2024.

The Company’s investment real estate as of September 30, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024
Land - held for investment	$411,000	$411,000
Residential real estate - held for sale	1,947,359	1,940,549
Total investment in real estate	$2,358,359	$2,351,549

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
September 30, 2025
(Unaudited)

2. Investments (continued)

During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale.

During 2025, the Company sold investment real estate property with an aggregate carrying value of $452,370. The Company recorded a gross realized investment gain on sale of $44,054 based on an aggregate sales price of $496,424. During 2024, the Company sold investment real estate property with an aggregate carrying value of $265,705. The Company recorded a gross realized investment gain on sale of $11,251 based on an aggregate sales price of $276,956.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2025 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,283,454	$-	$4,283,454
States and political subdivisions	-	7,389,131	-	7,389,131
U.S. government angency mortgage backed securities	-	36,238,360	-	36,238,360
Commercial mortgage-backed securities	-	23,826,740	-	23,826,740
Residential mortgage-backed securities	-	14,241	-	14,241
Corporate bonds	-	103,331,682	-	103,331,682
Asset-backed securities	-	13,396,912	-	13,396,912
Exchange traded securities	-	493,400	-	493,400
Foreign bonds	-	28,386,328	-	28,386,328
Redeemable preferred securities	-	1,015,000	-	1,015,000
Total fixed maturity securities	$-	$218,375,248	$-	$218,375,248
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$12,556,915	$-	$12,556,915
Equity securities
Mutual funds	$-	$46,997	$-	$46,997
Corporate common stock	258,636	5,273,768	106,031	5,638,435
Total equity securities	$258,636	$5,320,765	$106,031	$5,685,432

	December 31, 2024
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,275,965	$-	$4,275,965
States and political subdivisions	-	7,693,233	-	7,693,233
U.S. government agency mortgage backed securities	-	40,235,381	-	40,235,381
Commercial mortgage-backed securities	-	18,499,398	-	18,499,398
Residential mortgage-backed securities	-	14,111	-	14,111
Corporate bonds	-	99,356,554	-	99,356,554
Asset-backed securities	-	14,898,584	-	14,898,584
Exchange traded securities	-	496,800	-	496,800
Foreign bonds	-	27,239,795	-	27,239,795
Redeemable preferred securities	-	1,036,000	-	1,036,000
Total fixed maturity securities	$-	$213,745,821	$-	$213,745,821
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$17,932,297	$-	$17,932,297
Equity securities
Mutual funds	$-	$48,375	$-	$48,375
Corporate common stock	232,365	4,999,414	55,908	5,287,687
Total equity securities	$232,365	$5,047,789	$55,908	$5,336,062

As of September 30, 2025 and December 31, 2024, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investments with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)
	September 30, 2025	December 31, 2024

Beginning balance	$55,908	$65,240
Joint venture investment	100,000	-
Joint venture net income	49,049	106,039
Joint venture distribution	(98,926)	(115,371)
Ending balance	$106,031	$55,908

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2025 and December 31, 2024, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2025 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$29,263,620	$30,341,103	$-	$-	$30,341,103
Residential	218,057,214	244,017,486	-	-	244,017,486
Policy loans	4,876,998	4,876,998	-	-	4,876,998
Other long-term investments	53,747,163	58,823,109	-	-	58,823,109
Cash and cash equivalents	32,854,961	32,854,961	32,854,961	-	-
Accrued investment income	6,318,856	6,318,856	-	-	6,318,856
Total financial assets	$345,118,812	$377,232,513	$32,854,961	$-	$344,377,552
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$10,086,395	$10,086,395	$-	$-	$10,086,395
Cash and cash equivalents	1,363,093	1,363,093	1,363,093	-	-
Total financial assets held in trust under coinsurance agreement	$11,449,488	$11,449,488	$1,363,093	$-	$10,086,395

Policyholders' account balances	$424,689,742	$366,894,940	$-	$-	$366,894,940
Policy claims	2,722,679	2,722,679	-	-	2,722,679
Total financial liabilities	$427,412,421	$369,617,619	$-	$-	$369,617,619

	December 31, 2024
Financial assets
Mortgage loans on real estate
Commercial	$14,314,107	$14,724,122	$-	$-	$14,724,122
Residential	195,050,397	211,590,742	-	-	211,590,742
Policy loans	4,367,534	4,367,534	-	-	4,367,534
Other long-term investments	58,223,514	63,062,063	-	-	63,062,063
Cash and cash equivalents	64,344,122	64,344,122	64,344,122	-	-
Accrued investment income	5,746,167	5,746,167	-	-	5,746,167
Total financial assets	$342,045,841	$363,834,750	$64,344,122	$-	$299,490,628
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,660,117	$12,660,117	$-	$-	$12,660,117
Overdraft	(89,726)	(89,726)	(89,726)	-	-
Total financial assets held in trust under coinsurance agreement	$12,570,391	$12,570,391	$(89,726)	$-	$12,660,117
Financial liabilities
Policyholders' account balances	$431,190,092	$365,288,900	$-	$-	$365,288,900
Policy claims	2,478,465	2,478,465	-	-	2,478,465
Total financial liabilities	$433,668,557	$367,767,365	$-	$-	$367,767,365

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Revenues:
Life insurance operations	$13,645,545	$12,601,421	$39,285,825	$36,734,430
Annuity operations	6,495,641	6,042,833	19,587,194	17,486,538
Corporate operations	897,113	777,267	4,156,627	1,885,891
Total	$21,038,299	$19,421,521	$63,029,646	$56,106,859

Income before income taxes:
Life insurance operations	$1,842,392	$1,726,285	$3,765,664	$4,653,934
Annuity operations	379,658	362,359	585,270	1,131,076
Corporate operations	313,776	300,252	2,139,047	669,830
Total	$2,535,826	$2,388,896	$6,489,981	$6,454,840

Depreciation and amortization expense:
Life insurance operations	$2,249,955	$2,270,402	$6,632,995	$6,556,495
Annuity operations	435,153	544,101	1,336,966	1,350,021
Total	$2,685,108	$2,814,503	$7,969,961	$7,906,516

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets:
Life insurance operations	$178,338,995	$165,925,854
Annuity operations	498,144,923	506,980,782
Corporate operations	13,530,618	13,542,262
Total	$690,014,536	$686,448,898

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$334,470	$-	$-	$334,470
Net invesment income	673,480	415,398	(57,217)	1,031,661
Net realized investment gains	50,939	128,394	-	179,333
Service fees and other income	(14,765)	(90,984)	177,063	71,314
Total revenue	1,044,124	452,808	119,846	1,616,778

Benefits and claims
Increase in future policy benefits	88,856	-	-	88,856
Death benefits	593,953	-	-	593,953
Surrenders	170,330	-	-	170,330
Interest credited to policyholders	-	807,913	-	807,913
Dividend, endowment and supplementary life contract benefits	9,829	-	-	9,829
Total benefits and claims	862,968	807,913	-	1,670,881
Expenses
Policy acquisition costs deferred net of amortization	435,982	1,354,481	-	1,790,463
Amortization of value of insurance business acquired	(2,630)	(2,632)	-	(5,262)
Commissions	(297,787)	(1,615,760)	-	(1,913,547)
Other underwriting, insurance and acquisition expenses	(70,516)	(108,493)	106,322	(72,687)
Total expenses	65,049	(372,404)	106,322	(201,033)
Total benefits, claims and expenses	928,017	435,509	106,322	1,469,848
Income before federal income tax expense	$116,107	$17,299	$13,524	$146,930

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,525,858	$-	$-	$1,525,858
Net invesment income	853,939	1,608,019	(127,070)	2,334,888
Net realized investment gains and loss on impairments	331,727	936,192	-	1,267,919
Service fees and other income	(160,129)	(443,555)	2,397,806	1,794,122
Total revenue	2,551,395	2,100,656	2,270,736	6,922,787

Benefits and claims
Increase in future policy benefits	815,743	-	-	815,743
Death benefits	1,555,544	-	-	1,555,544
Surrenders	537,240	-	-	537,240
Interest credited to policyholders	-	3,130,089	-	3,130,089
Dividend, endowment and supplementary life contract benefits	59,698	-	-	59,698
Total benefits and claims	2,968,225	3,130,089	-	6,098,314
Expenses
Policy acquisition costs deferred net of amortization	1,106,494	2,040,377	-	3,146,871
Amortization of value of insurance business acquired	(4,328)	(4,327)	-	(8,655)
Commissions	(316,161)	(2,532,383)	-	(2,848,544)
Other underwriting, insurance and acquisition expenses	(314,565)	12,706	801,519	499,660
Total expenses	471,440	(483,627)	801,519	789,332
Total benefits, claims and expenses	3,439,665	2,646,462	801,519	6,887,646
Income (loss) before federal income taxes expense (benefits)	$(888,270)	$(545,806)	$1,469,217	$35,141

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
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

Disaggregated financial information for these segments, as regularly provided to the CODM, for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$11,128,532	$-	$-	$11,128,532
Net invesment income	2,421,302	6,249,294	230,232	8,900,828
Net realized investment gains	29,772	54,387	-	84,159
Service fees and other income	65,939	191,960	666,881	924,780
Total revenue	13,645,545	6,495,641	897,113	21,038,299

Benefits and claims
Increase in future policy benefits	3,820,781	-	-	3,820,781
Death benefits	3,643,170	-	-	3,643,170
Surrenders	863,341	-	-	863,341
Interest credited to policyholders	-	4,792,273	-	4,792,273
Dividend, endowment and supplementary life contract benefits	105,736	-	-	105,736
Total benefits and claims	8,433,028	4,792,273	-	13,225,301
Expenses
Policy acquisition costs deferred net of amortization	(406,233)	206,994	-	(199,239)
Amortization of value of insurance business acquired	20,717	20,718	-	41,435
Commissions	2,728,645	131,587	-	2,860,232
Other underwriting, insurance and acquisition expenses	1,026,996	964,411	583,337	2,574,744
Total expenses	3,370,125	1,323,710	583,337	5,277,172
Total benefits, claims and expenses	11,803,153	6,115,983	583,337	18,502,473
Income before federal income tax expense	$1,842,392	$379,658	$313,776	$2,535,826

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Three Months Ended September 30, 2024
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,794,062	$-	$-	$10,794,062
Net invesment income	1,747,822	5,833,895	287,450	7,869,167
Net realized investment losses	(21,167)	(74,007)	-	(95,174)
Service fees and other income	80,704	282,945	489,817	853,466
Total revenue	12,601,421	6,042,833	777,267	19,421,521

Benefits and claims
Increase in future policy benefits	3,731,925	-	-	3,731,925
Death benefits	3,049,217	-	-	3,049,217
Surrenders	693,011	-	-	693,011
Interest credited to policyholders	-	3,984,360	-	3,984,360
Dividend, endowment and supplementary life contract benefits	95,907	-	-	95,907
Total benefits and claims	7,570,060	3,984,360	-	11,554,420
Expenses
Policy acquisition costs deferred net of amortization	(842,215)	(1,147,487)	-	(1,989,702)
Amortization of value of insurance business acquired	23,348	23,349	-	46,697
Commissions	3,026,432	1,747,347	-	4,773,779
Other underwriting, insurance and acquisition expenses	1,097,511	1,072,905	477,015	2,647,431
Total expenses	3,305,076	1,696,114	477,015	5,478,205
Total benefits, claims and expenses	10,875,136	5,680,474	477,015	17,032,625
Income before federal income tax expense	$1,726,285	$362,359	$300,252	$2,388,896

	(Unaudited)
	Nine Months Ended September 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$32,273,329	$-	$-	$32,273,329
Net invesment income	6,641,989	18,508,901	679,459	25,830,349
Net realized investment gains	242,614	680,791	-	923,405
Service fees and other income	127,893	397,502	3,477,168	4,002,563
Total revenue	39,285,825	19,587,194	4,156,627	63,029,646

Benefits and claims
Increase in future policy benefits	10,964,452	-	-	10,964,452
Death benefits	11,486,401	-	-	11,486,401
Surrenders	2,389,449	-	-	2,389,449
Interest credited to policyholders	-	14,382,254	-	14,382,254
Dividend, endowment and supplementary life contract benefits	336,263	-	-	336,263
Total benefits and claims	25,176,565	14,382,254	-	39,558,819
Expenses
Policy acquisition costs deferred net of amortization	(1,331,824)	219,191	-	(1,112,633)
Amortization of value of insurance business acquired	66,609	66,609	-	133,218
Commissions	8,024,242	713,330	-	8,737,572
Other underwriting, insurance and acquisition expenses	3,584,569	3,620,540	2,017,580	9,222,689
Total expenses	10,343,596	4,619,670	2,017,580	16,980,846
Total benefits, claims and expenses	35,520,161	19,001,924	2,017,580	56,539,665
Income before federal income tax expense	$3,765,664	$585,270	$2,139,047	$6,489,981

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Nine Months Ended September 30, 2024
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$30,747,471	$-	$-	$30,747,471
Net invesment income	5,788,051	16,900,881	806,529	23,495,461
Net realized investment losses and loss on impairments	(89,113)	(255,401)	-	(344,514)
Service fees and other income	288,021	841,058	1,079,362	2,208,441
Total revenue	36,734,430	17,486,538	1,885,891	56,106,859

Benefits and claims
Increase in future policy benefits	10,148,709	-	-	10,148,709
Death benefits	9,930,857	-	-	9,930,857
Surrenders	1,852,209	-	-	1,852,209
Interest credited to policyholders	-	11,252,165	-	11,252,165
Dividend, endowment and supplementary life contract benefits	276,565	-	-	276,565
Total benefits and claims	22,208,340	11,252,165	-	33,460,505
Expenses
Policy acquisition costs deferred net of amortization	(2,438,318)	(1,821,186)	-	(4,259,504)
Amortization of value of insurance business acquired	70,936	70,937	-	141,873
Commissions	8,340,403	3,245,713	-	11,586,116
Other underwriting, insurance and acquisition expenses	3,899,135	3,607,833	1,216,061	8,723,029
Total expenses	9,872,156	5,103,297	1,216,061	16,191,514
Total benefits, claims and expenses	32,080,496	16,355,462	1,216,061	49,652,019
Income before federal income tax expense	$4,653,934	$1,131,076	$669,830	$6,454,840

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2024 U.S. federal income tax return filed on October 8, 2025, the 2022 through 2024 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

6. Contingent Liabilities

From time to time, we are a party to various legal proceedings in the ordinary course of business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from them will not have a material effect on the Company’s financial position, results of operations or cash flow. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation. As summarized below, the Company is currently involved in two pending lawsuits.

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
September 30, 2025
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

7. Other Comprehensive Income and Accumulated Other Comprehensive Loss

The changes in the components of the Company’s accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, 2025 and 2024 (Unaudited)
	Unrealized Depreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Loss
Balance as of July 1, 2025	$(7,528,889)	$1,743	$(7,527,146)
Other comprehensive income before reclassifications, net of tax	2,416,475	(576)	2,415,899
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(15,115)	-	(15,115)
Other comprehensive income	2,431,590	(576)	2,431,014
Balance as of September 30, 2025	$(5,097,299)	$1,167	$(5,096,132)

Balance as of July 1, 2024	$(10,867,673)	$2,532	$(10,865,141)
Other comprehensive income before reclassifications, net of tax	4,915,125	(12,787)	4,902,338
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(3,430)	-	(3,430)
Other comprehensive income	4,918,555	(12,787)	4,905,768
Balance as of September 30, 2024	$(5,949,118)	$(10,255)	$(5,959,373)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Loss (continued)

	Nine Months Ended September 30, 2025 and 2024 (Unaudited)
	Unrealized Depreciation on Available-For-Sale Securities	Adjustment to Deferred Acquisition Costs	Accumulated Other Comprehensive Loss
Balance as of January 1, 2025	$(11,026,740)	$2,661	$(11,024,079)
Other comprehensive income before reclassifications, net of tax	6,035,029	(1,494)	6,033,535
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	105,588	-	105,588
Other comprehensive income	5,929,441	(1,494)	5,927,947
Balance as of September 30, 2025	$(5,097,299)	$1,167	$(5,096,132)

Balance as of January 1, 2024	$(9,643,766)	$2,458	$(9,641,308)
Other comprehensive income before reclassifications, net of tax	3,656,369	(12,713)	3,643,656
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(38,279)	-	(38,279)
Other comprehensive income	3,694,648	(12,713)	3,681,935
Balance as of September 30, 2024	$(5,949,118)	$(10,255)	$(5,959,373)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, 2025 (Unaudited)
	Pretax	Income Tax Expense	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$3,058,829	$642,354	$2,416,475
Reclassification adjustment for net losses included in operations having no credit losses	(19,133)	(4,018)	(15,115)
Net unrealized gains on investments	3,077,962	646,372	2,431,590
Adjustment to deferred acquisition costs	(729)	(153)	(576)
Total other comprehensive income	$3,077,233	$646,219	$2,431,014

	Three Months Ended September 30, 2024 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$6,221,678	$1,306,553	$4,915,125
Reclassification adjustment for net losses included in operations having no credit losses	(4,342)	(912)	(3,430)
Net unrealized gains on investments	6,226,020	1,307,465	4,918,555
Adjustment to deferred acquisition costs	(16,186)	(3,399)	(12,787)
Total other comprehensive income	$6,209,834	$1,304,066	$4,905,768

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

7. Other Comprehensive Income and Accumulated Other Comprehensive Loss (continued)

	Nine Months Ended September 30, 2025 (Unaudited)
	Pretax	Income Tax Expense	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$7,639,277	$1,604,248	$6,035,029
Reclassification adjustment for net gains included in operations having no credit losses	133,656	28,068	105,588
Net unrealized gains on investments	7,505,621	1,576,180	5,929,441
Adjustment to deferred acquisition costs	(1,891)	(397)	(1,494)
Total other comprehensive income	$7,503,730	$1,575,783	$5,927,947

	Nine Months Ended September 30, 2024 (Unaudited)
	Pretax	Income Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$4,628,316	$971,947	$3,656,369
Reclassification adjustment for net losses included in operations having no credit losses	(48,455)	(10,176)	(38,279)
Net unrealized gains on investments	4,676,771	982,123	3,694,648
Adjustment to deferred acquisition costs	(16,092)	(3,379)	(12,713)
Total other comprehensive income	$4,660,679	$978,744	$3,681,935

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive loss to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2025	2024	2025	2024
Unrealized losses on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$(19,133)	$(4,342)	$133,656	$(48,455)
Income tax expense (benefit) (b)	(4,018)	(912)	28,068	(10,176)
Total reclassification adjustments	$(15,115)	$(3,430)	$105,588	$(38,279)

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.
(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of September 30, 2025, $790,250 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2025, $778,715 of that escrow amount is available to the Company as additional collateral on $5,057,840 of advances to the loan originator. The remaining September 30, 2025 escrow amount of $11,535 is available to the Company as additional collateral on its investment of $2,306,986 in residential mortgage loans on real estate. In addition, the Company has an additional $1,231,225 allowance for possible loan losses in the remaining $245,013,848 of investments in mortgage loans on real estate as of September 30, 2025.

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

As of September 30, 2025, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,647,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $353,000 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2025 and 2024 are summarized as follows (excluding $2,306,986 and $3,277,276 of mortgage loans on real estate as of September 30, 2025 and 2024, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$1,150,603	$933,517	$90,271	$72,239	$1,240,874	$1,005,756
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(66,431)	22,853	56,782	(9,756)	(9,649)	13,097
Allowance, ending	$1,084,172	$956,370	$147,053	$62,483	$1,231,225	$1,018,853

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,084,172	$956,370	$147,053	$62,483	$1,231,225	$1,018,853

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$215,750,228	$190,317,609	$29,263,620	$12,434,136	$245,013,848	$202,751,745

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	120,137	(129,549)	75,123	(15,700)	195,260	(145,249)
Allowance, ending	$1,084,172	$956,370	$147,053	$62,483	$1,231,225	$1,018,853

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,084,172	$956,370	$147,053	$62,483	$1,231,225	$1,018,853

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$215,750,228	$190,317,609	$29,263,620	$12,434,136	$245,013,848	$202,751,745

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of September 30, 2025 and December 31, 2024 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Over 70% to 80%	$76,011,295	$59,821,794	$1,339,635	$3,119,335	$77,350,930	$62,941,129
Over 60% to 70%	59,536,025	55,743,022	2,876,140	2,178,948	62,412,165	57,921,970
Over 50% to 60%	38,274,548	36,901,362	2,958,541	2,754,800	41,233,089	39,656,162
Over 40% to 50%	24,020,719	23,308,719	12,879,741	3,020,985	36,900,460	26,329,704
Over 30% to 40%	10,570,092	10,242,789	4,693,972	1,094,274	15,264,064	11,337,063
Over 20% to 30%	4,548,275	4,944,666	3,444,344	1,232,344	7,992,619	6,177,010
Over 10% to 20%	4,283,193	3,052,985	809,577	420,896	5,092,770	3,473,881
10% or less	813,067	1,035,060	261,670	492,525	1,074,737	1,527,585
Total	$218,057,214	$195,050,397	$29,263,620	$14,314,107	$247,320,834	$209,364,504

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2025 and 2024

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$11,128,532	$10,794,062	$334,470
Net investment income	8,900,828	7,869,167	1,031,661
Net realized investment gains (losses)	84,159	(95,174)	179,333
Service fees	923,473	810,027	113,446
Other income	1,307	43,439	(42,132)
Total revenues	21,038,299	19,421,521	1,616,778
Benefits and claims	13,225,301	11,554,420	1,670,881
Expenses	5,277,172	5,478,205	(201,033)
Total benefits, claims and expenses	18,502,473	17,032,625	1,469,848
Income before federal income tax expense	2,535,826	2,388,896	146,930
Federal income tax expense	541,210	447,612	93,598
Net income	$1,994,616	$1,941,284	$53,332
Net income per common share
Class A common stock	$0.2106	$0.2050	$0.0056
Class B common stock	$0.1790	$0.1742	$0.0048

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$32,273,329	$30,747,471	$1,525,858
Net investment income	25,830,349	23,495,461	2,334,888
Net realized investment losses	923,405	(215,078)	1,138,483
Loss on impairments	-	(129,436)	129,436
Service fees	3,979,827	1,556,193	2,423,634
Other income	22,736	652,248	(629,512)
Total revenues	63,029,646	56,106,859	6,922,787
Benefits and claims	39,558,819	33,460,505	6,098,314
Expenses	16,980,846	16,191,514	789,332
Total benefits, claims and expenses	56,539,665	49,652,019	6,887,646
Income before federal income tax expense	6,489,981	6,454,840	35,141
Federal income tax expense	1,431,814	1,329,423	102,391
Net income	$5,058,167	$5,125,417	$(67,250)
Net income per common share
Class A common stock	$0.5341	$0.5412	$(0.0071)
Class B common stock	$0.4540	$0.4600	$(0.0060)

Consolidated Condensed Financial Position as of September 30, 2025 and December 31, 2024

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Investment assets	$532,364,034	$493,388,984	$38,975,050
Assets held in trust under coinsurance agreement	24,299,210	31,176,310	(6,877,100)
Other assets	133,351,292	161,883,604	(28,532,312)
Total assets	$690,014,536	$686,448,898	$3,565,638

Policy liabilities	$576,514,911	$571,922,942	$4,591,969
Funds withheld under coinsurance agreement	23,684,012	31,032,174	(7,348,162)
Deferred federal income taxes	5,491,338	4,023,492	1,467,846
Other liabilities	4,287,933	10,420,062	(6,132,129)
Total liabilities	609,978,194	617,398,670	(7,420,476)
Shareholders' equity	80,036,342	69,050,228	10,986,114
Total liabilities and shareholders' equity	$690,014,536	$686,448,898	$3,565,638

Shareholders' equity per common share
Class A common stock	$8.4513	$7.2913	$1.1600
Class B common stock	$7.1836	$6.1976	$0.9860

Results of Operations – Three Months Ended September 30, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$11,128,532	$10,794,062	$334,470
Net investment income	8,900,828	7,869,167	1,031,661
Net realized investment gains (losses)	84,159	(95,174)	179,333
Service fees	923,473	810,027	113,446
Other income	1,307	43,439	(42,132)
Total revenues	$21,038,299	$19,421,521	$1,616,778

The $1,616,778 increase in total revenues for the three months ended September 30, 2025 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$824,881	$1,075,798	$(250,917)
Ordinary life renewal	2,996,001	2,365,493	630,508
Final expense first year	746,076	862,882	(116,806)
Final expense renewal	6,561,574	6,489,889	71,685
Total premiums	$11,128,532	$10,794,062	$334,470

The $334,470 increase in premiums for the three months ended September 30, 2025 is primarily due to a $630,508 increase in ordinary life renewal premiums that exceeded a $250,917 decrease in ordinary life first year premiums and a $116,806 decrease in final expense first year premiums.

The ordinary life renewal premiums and ordinary life first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines that are relaxed compared to our restricted underwriting standards.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$2,821,303	$2,348,993	$472,310
Equity securities	86,812	23,989	62,823
Other long-term investments	976,201	1,134,163	(157,962)
Mortgage loans	5,261,881	4,239,027	1,022,854
Policy loans	91,429	77,148	14,281
Short-term and other investments	355,129	716,389	(361,260)
Gross investment income	9,592,755	8,539,709	1,053,046
Investment expenses	(691,927)	(670,542)	21,385
Net investment income	$8,900,828	$7,869,167	$1,031,661

The $1,053,046 increase in gross investment income for the three months ended September 30, 2025 is primarily due to $1,022,854 increase in mortgage loans and a $472,310 increase in fixed maturity securities that exceeded a $361,260 decrease in short-term and other investments and a $157,962 decrease in other long-term investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $41.3 million since September 30, 2024. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $25.8 million since September 30, 2024. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances. The decrease in other long-term investments income is primarily due to decreased other long-term investments of $5.6 million since September 30, 2024.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds	$4,839,500	$2,665,956	$2,173,544
Amortized cost at sale date	4,858,633	2,670,298	2,188,335
Net realized losses	$(19,133)	$(4,342)	$(14,791)
Equity securities:
Sale proceeds	$-	$5	$(5)
Cost at sale date	-	9	(9)
Net realized gains (losses)	$-	$(4)	$4
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$42,582,562	$32,613,850	$9,968,712
Principal collections	42,582,562	32,582,218	10,000,344
Net realized gains (losses)	$-	$31,632	$(31,632)
Investment real estate:
Sale proceeds	$201,442	$12,637	$188,805
Carrying value at sale date	186,800	9,494	177,306
Net realized gains	$14,642	$3,143	$11,499

Equity securities, changes in fair value	$64,583	$(69,951)	$134,534
Changes in current estimate of credit losses	$24,067	$(55,652)	$79,719

Net realized investment gains (losses)	$84,159	$(95,174)	$179,333

Service Fees

The $113,446 increase in service fees for the three months ended September 30, 2025 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$3,820,781	$3,731,925	$88,856
Death benefits	3,643,170	3,049,217	593,953
Surrenders	863,341	693,011	170,330
Interest credited to policyholders	4,792,273	3,984,360	807,913
Dividend, endowment and supplementary life contract benefits	105,736	95,907	9,829
Total benefits and claims	13,225,301	11,554,420	1,670,881

Expenses
Policy acquisition costs deferred	(2,842,912)	(4,757,508)	1,914,596
Amortization of deferred policy acquisition costs	2,643,673	2,767,806	(124,133)
Amortization of value of insurance business acquired	41,435	46,697	(5,262)
Commissions	2,860,232	4,773,779	(1,913,547)
Other underwriting, insurance and acquisition expenses	2,574,744	2,647,431	(72,687)
Total expenses	5,277,172	5,478,205	(201,033)
Total benefits, claims and expenses	$18,502,473	$17,032,625	$1,469,848

The $1,469,848 increase in total benefits, claims and expenses for the three months ended September 30, 2025 is discussed below.

Benefits and Claims

The $1,670,881 increase in benefits and claims for the three months ended September 30, 2025 is primarily due to the following:

●

$807,913 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity contracts issued during 2024 compared to annuity contracts surrendered during 2024.

●	$593,953 increase in death benefits is primarily due to approximately $381,000 of increased ordinary life benefits and $211,000 of increased final expense benefits.

●	$170,330 increase in surrenders is based upon policyholder election.

●	$88,856 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

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

For the three months ended September 30, 2025 and 2024, capitalized costs were $2,842,912 and $4,757,508, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2025 and 2024 were $2,643,673 and $2,767,806, respectively.

The $1,914,596 decrease in 2025 acquisition costs deferred is primarily related to decreased annuity and final expense first year production with a corresponding decrease in deferral of eligible annuity and final expense first year commissions. In 2025 the amortization of deferred acquisition costs decreased by $124,133.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $41,435 and $46,697 for the three months ended September 30, 2025 and 2024, respectively, representing a $5,262 decrease.

Commissions

Our commissions for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Annuity	$131,587	$1,747,347	$(1,615,760)
Ordinary life first year	894,513	1,145,501	(250,988)
Ordinary life renewal	362,797	263,161	99,636
Final expense first year	880,889	1,019,524	(138,635)
Final expense renewal	590,446	598,246	(7,800)
Total commissions	$2,860,232	$4,773,779	$(1,913,547)

The $1,913,547 decrease in commissions for the three months ended September 30, 2025 is primarily due to a $1,615,760 decrease annuity commissions (corresponding to $47,711,447 of decreased annuity deposits retained), $250,988 decrease in ordinary life first year commissions (corresponding to $250,917 decreased ordinary life first year premiums) and a $138,635 decrease in final expense first year commissions (corresponding to $116,806 decreased final expense first year premiums) that exceed a $99,636 increase in ordinary life renewal commissions (corresponding to $630,508 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $72,687 decrease in underwriting, insurance and acquisition expenses for the three months ended September 30, 2025 was primarily related to a decrease in legal fees and life insurance production cost.

Federal Income Taxes

FTFC filed its 2024 consolidated federal income tax return with TLIC, FBLIC and TMC on October 8, 2025. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2025 and 2024, current income tax expense was $524,852 and $223,012, respectively. For the three months ended September 30, 2025 and 2024, deferred federal income tax expense was $16,358 and $224,600, respectively.

Net Income Per Common Share Basic

For the three months ended September 30, 2025 and 2024, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2025, the net income allocated to the Class A shareholders of $1,976,516 is the total net income $1,994,616 less the net income allocated to the Class B shareholders $18,100. For the three months ended September 30, 2024, the net income allocated to the Class A shareholders of $1,923,668 is the total net income $1,941,284 less the net income allocated to the Class B shareholders $17,616.

The weighted average outstanding common shares basic for the three months ended September 30, 2025 and 2024 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$13,645,545	$12,601,421	$1,044,124
Annuity operations	6,495,641	6,042,833	452,808
Corporate operations	897,113	777,267	119,846
Total	$21,038,299	$19,421,521	$1,616,778
Income (loss) before federal income taxes:
Life insurance operations	$1,842,392	$1,726,285	$116,107
Annuity operations	379,658	362,359	17,299
Corporate operations	313,776	300,252	13,524
Total	$2,535,826	$2,388,896	$146,930

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$334,470	$-	$-	$334,470
Net invesment income	673,480	415,398	(57,217)	1,031,661
Net realized investment gains	50,939	128,394	-	179,333
Service fees and other income	(14,765)	(90,984)	177,063	71,314
Total revenue	1,044,124	452,808	119,846	1,616,778

Benefits and claims
Increase in future policy benefits	88,856	-	-	88,856
Death benefits	593,953	-	-	593,953
Surrenders	170,330	-	-	170,330
Interest credited to policyholders	-	807,913	-	807,913
Dividend, endowment and supplementary life contract benefits	9,829	-	-	9,829
Total benefits and claims	862,968	807,913	-	1,670,881
Expenses
Policy acquisition costs deferred net of amortization	435,982	1,354,481	-	1,790,463
Amortization of value of insurance business acquired	(2,630)	(2,632)	-	(5,262)
Commissions	(297,787)	(1,615,760)	-	(1,913,547)
Other underwriting, insurance and acquisition expenses	(70,516)	(108,493)	106,322	(72,687)
Total expenses	65,049	(372,404)	106,322	(201,033)
Total benefits, claims and expenses	928,017	435,509	106,322	1,469,848
Income before federal income tax expense	$116,107	$17,299	$13,524	$146,930

Results of Operations – Nine Months Ended September 30, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Premiums	$32,273,329	$30,747,471	$1,525,858
Net investment income	25,830,349	23,495,461	2,334,888
Net realized investment losses	923,405	(215,078)	1,138,483
Losses on impairments	-	(129,436)	129,436
Service fees	3,979,827	1,556,193	2,423,634
Other income	22,736	652,248	(629,512)
Total revenues	$63,029,646	$56,106,859	$6,922,787

The $6,922,787 increase in total revenues for the nine months ended September 30, 2025 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$2,419,400	$2,677,370	$(257,970)
Ordinary life renewal	7,986,326	6,229,613	1,756,713
Supplementary contracts	17,576	-	17,576
Final expense first year	2,271,722	2,572,655	(300,933)
Final expense renewal	19,578,305	19,267,833	310,472
Total premiums	$32,273,329	$30,747,471	$1,525,858

The $1,525,858 increase in premiums for the nine months ended September 30, 2025 is primarily due to the $1,756,713 increase in ordinary life renewal premiums and a $310,472 increase in final expense renewal premiums that exceeded a $300,933 decrease in final expense first year premiums and a $257,970 decrease in ordinary life first year premiums.

The ordinary life renewal premiums and ordinary life first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense renewal premiums reflects the persistency of prior years’ final expense production. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines that are relaxed compared to our restricted underwriting standards.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$7,492,031	$6,019,101	$1,472,930
Equity securities	249,839	76,741	173,098
Other long-term investments	3,167,750	3,426,374	(258,624)
Mortgage loans	15,718,707	13,677,004	2,041,703
Policy loans	262,839	211,938	50,901
Short-term and other investments	1,096,254	1,851,753	(755,499)
Gross investment income	27,987,420	25,262,911	2,724,509
Investment expenses	(2,157,071)	(1,767,450)	389,621
Net investment income	$25,830,349	$23,495,461	$2,334,888

The $2,724,509 increase in gross investment income for the nine months ended September 30, 2025 is primarily due to $2,041,703 increase in mortgage loans, $1,472,930 increase in fixed maturity securities and $173,098 increase in equity securities that exceeded a $755,499 decrease in short-term and other investments and $258,624 decrease in other long-term investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $41.3 million since September 30, 2024. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $25.8 million since September 30, 2024. The increase in equity securities investment income is primarily due to increased equity securities investments of $5.3 million since September 30, 2024. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances. The decrease in other long-term investments income is primarily due to decreased other long-term investments of $5.6 million since September 30, 2024.

The $389,621 increase in investment expense for the nine months ended September 30, 2025 is primarily due to increased mortgage loan costs.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment losses for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds	$60,536,276	$6,117,457	$54,418,819
Amortized cost at sale date	60,402,620	6,165,912	54,236,708
Net realized gains (losses)	$133,656	$(48,455)	$182,111
Equity securities:
Sale proceeds	$6,944	$5	$6,939
Cost at sale date	-	9	(9)
Net realized gains (losses)	$6,944	$(4)	$6,948
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$101,392,365	$105,475,704	$(4,083,339)
Principal collections	101,393,502	105,418,656	(4,025,154)
Net realized gains (losses)	$(1,137)	$57,048	$(58,185)
Investment real estate:
Sale proceeds	$496,424	$12,637	$483,787
Carrying value at sale date	452,370	9,494	442,876
Net realized gains	$44,054	$3,143	$40,911

Equity securities, changes in fair value	$97,711	$(34,586)	$132,297
Changes in current estimate of credit losses	$642,177	$(192,224)	$834,401

Net realized gains (losses)	$923,405	$(215,078)	$1,138,483

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $2,423,634 increase in service fees for the nine months ended September 30, 2025 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $629,512 decrease in other income is primarily due to a decline in 2024 interest amounting to $602,307 from the Internal Revenue Service on a federal income tax refund of $8,087,076 for the tax years 2020, 2021 and 2022.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$10,964,452	$10,148,709	$815,743
Death benefits	11,486,401	9,930,857	1,555,544
Surrenders	2,389,449	1,852,209	537,240
Interest credited to policyholders	14,382,254	11,252,165	3,130,089
Dividend, endowment and supplementary life contract benefits	336,263	276,565	59,698
Total benefits and claims	39,558,819	33,460,505	6,098,314

Expenses
Policy acquisition costs deferred	(8,949,376)	(12,024,147)	3,074,771
Amortization of deferred policy acquisition costs	7,836,743	7,764,643	72,100
Amortization of value of insurance business acquired	133,218	141,873	(8,655)
Commissions	8,737,572	11,586,116	(2,848,544)
Other underwriting, insurance and acquisition expenses	9,222,689	8,723,029	499,660
Total expenses	16,980,846	16,191,514	789,332
Total benefits, claims and expenses	$56,539,665	$49,652,019	$6,887,646

The $6,887,646 increase in total benefits, claims and expenses for the nine months ended September 30, 2025 is discussed below.

Benefits and Claims

The $6,098,314 increase in benefits and claims for the nine months ended September 30, 2025 is primarily due to the following:

●

$3,130,089 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on new annuity contracts issued during 2024 compared to annuity contracts surrendered during 2024.

●	$1,555,544 increase in death benefits is primarily due to approximately $681,000 of increased ordinary life benefits and $874,000 of increased final expense benefit.

●	$815,743 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$537,240 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the nine months ended September 30, 2025 and 2024, capitalized costs were $8,949,376 and $12,024,147, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2025 and 2024 were $7,836,743 and $7,764,643, respectively.

There was a $3,074,771 decrease in 2025 acquisition costs deferred primarily relates to decreased annuity and final expense first year production with a corresponding decrease in deferral of eligible annuity and final expense first year commissions. There was a $72,100 increase in the 2025 amortization of deferred acquisition costs due to 2025 surrenders and withdrawal activity and the impact of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $133,218 and $141,873 for the nine months ended September 30, 2025 and 2024, respectively, representing a $8,655 decrease.

Commissions

Our commissions for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Annuity	$713,330	$3,245,713	$(2,532,383)
Ordinary life first year	2,601,669	2,836,555	(234,886)
Ordinary life renewal	967,567	696,710	270,857
Final expense first year	2,682,732	3,025,890	(343,158)
Final expense renewal	1,772,274	1,781,248	(8,974)
Total commissions	$8,737,572	$11,586,116	$(2,848,544)

The $2,848,544 decrease in commissions for the nine months ended September 30, 2025 is primarily due to a $2,532,383 decrease annuity commissions (corresponding to $76,733,642 of decreased annuity deposits retained), $343,158 decrease in final expense first year commissions (corresponding to $300,933 decreased final expense first year premiums) and a $234,886 decrease in ordinary life first year commissions (corresponding to $257,970 decreased ordinary life first year premiums) that exceed a $270,857 increase in ordinary life renewal commissions (corresponding to $1,756,713 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $499,660 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2025 was primarily related to an increase in international consulting fees, computer and software fees, third party administrative fees and insurance licenses and taxes.

Federal Income Taxes

FTFC filed its 2024 consolidated federal income tax return with TLIC, FBLIC and TMC on October 8, 2025. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2025 and 2024, current income tax expense was $1,539,751 and $620,019, respectively. Deferred federal income tax expense (benefit) was ($107,937) and $709,404 for the nine months ended September 30, 2025 and 2024, respectively.

Net Income Per Common Share Basic

For the nine months ended September 30, 2025 and 2024, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2025, the net income allocated to the Class A shareholders of $5,012,267 is the total net income $5,058,167 less the net income allocated to the Class B shareholders $45,900. For the nine months ended September 30, 2024, the net income allocated to the Class A shareholders of $5,078,907 is the total net income $5,125,417 less the net income allocated to the Class B shareholders $46,510.

The weighted average outstanding common shares basic for the nine months ended September 30, 2025 and 2024 were 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$39,285,825	$36,734,430	$2,551,395
Annuity operations	19,587,194	17,486,538	2,100,656
Corporate operations	4,156,627	1,885,891	2,270,736
Total	$63,029,646	$56,106,859	$6,922,787
Income (loss) before income taxes:
Life insurance operations	$3,765,664	$4,653,934	$(888,270)
Annuity operations	585,270	1,131,076	(545,806)
Corporate operations	2,139,047	669,830	1,469,217
Total	$6,489,981	$6,454,840	$35,141

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,525,858	$-	$-	$1,525,858
Net invesment income	853,939	1,608,019	(127,070)	2,334,888
Net realized investment gains and loss on impairments	331,727	936,192	-	1,267,919
Service fees and other income	(160,129)	(443,555)	2,397,806	1,794,122
Total revenue	2,551,395	2,100,656	2,270,736	6,922,787

Benefits and claims
Increase in future policy benefits	815,743	-	-	815,743
Death benefits	1,555,544	-	-	1,555,544
Surrenders	537,240	-	-	537,240
Interest credited to policyholders	-	3,130,089	-	3,130,089
Dividend, endowment and supplementary life contract benefits	59,698	-	-	59,698
Total benefits and claims	2,968,225	3,130,089	-	6,098,314
Expenses
Policy acquisition costs deferred net of amortization	1,106,494	2,040,377	-	3,146,871
Amortization of value of insurance business acquired	(4,328)	(4,327)	-	(8,655)
Commissions	(316,161)	(2,532,383)	-	(2,848,544)
Other underwriting, insurance and acquisition expenses	(314,565)	12,706	801,519	499,660
Total expenses	471,440	(483,627)	801,519	789,332
Total benefits, claims and expenses	3,439,665	2,646,462	801,519	6,887,646
Income (loss) before federal income taxes expense (benefits)	$(888,270)	$(545,806)	$1,469,217	$35,141

Consolidated Financial Condition

Our invested assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $224,777,058 and $227,703,702 as of September 30, 2025 and December 31, 2024, respectively)	$218,375,248	$213,745,821	$4,629,427
Equity securities at fair value (cost: $5,552,850 and $5,301,191 as of September 30, 2025 and December 31, 2024, respectively)	5,685,432	5,336,062	349,370
Mortgage loans on real estate	247,320,834	209,364,504	37,956,330
Investment real estate	2,358,359	2,351,549	6,810
Policy loans	4,876,998	4,367,534	509,464
Other long-term investments	53,747,163	58,223,514	(4,476,351)
Total investments	$532,364,034	$493,388,984	$38,975,050

The increase in fixed maturity available-for-sale securities for the nine months ended September 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Fixed maturity securities, available-for-sale, beginning	$213,745,821	$149,700,948
Purchases	57,647,235	44,428,047
Unrealized appreciation	7,556,071	4,676,771
Net realized investment gains (losses), including credit (losses)	775,833	(240,679)
Transfer to other long-term investments	(156,068)	-
Sales proceeds	(58,517,276)	(2,882,457)
Maturities	(2,019,000)	(3,235,000)
Accetion of discounts (premium amortization)	(657,368)	89,437
Increase	4,629,427	42,836,119
Fixed maturity securities, available-for-sale, ending	$218,375,248	$192,537,067

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

The increase and decrease in equity securities for the nine months ended September 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Equity securities, beginning	$5,336,062	$419,530
Purchases	350,585	67,936
Sales proceeds	(6,944)	(5)
Joint venture distributions	(98,926)	(73,265)
Net realized investment gains (losses), sale of securities	6,944	(4)
Net realized investment gains (losses), changes in fair value	97,711	(34,586)
Increase (decrease)	349,370	(39,924)
Equity securities, ending	$5,685,432	$379,606

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The increase and decrease in mortgage loans on real estate for the nine months ended September 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Mortgage loans on real estate, beginning	$209,364,504	$239,831,447
Purchases	140,117,649	72,776,142
Accretion of discounts (premium amortization)	(113,377)	(19,540)
Net realized investment gains (losses)	(1,137)	57,048
Payments	(101,392,365)	(105,475,704)
Foreclosed - transferred to real estate	(459,180)	(1,285,621)
(Increase) decrease in allowance for bad debts	(195,260)	145,249
Increase (decrease)	37,956,330	(33,802,426)
Mortgage loans on real estate, ending	$247,320,834	$206,029,021

The increase in investment real estate for the nine months ended September 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Investment real estate, beginning	$2,351,549	$1,305,403
Real estate acquired through mortgage loans foreclosures	459,180	1,285,621
Net realized investment gains	44,054	3,143
Loss on impairments	-	(129,436)
Sales proceeds	(496,424)	(12,637)
Increase	6,810	1,146,691
Investment real estate, ending	$2,358,359	$2,452,094

The decrease in other long-term investments (composed mainly of lottery receivables) for the nine months ended September 30, 2025 and 2024, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Other long-term investments, beginning	$58,223,514	$61,487,939
Purchases	3,256,000	5,589,676
Accretion of discount	3,130,502	3,426,440
Transfer from fixed maturity securities, available for sale	156,068	-
Unrealized depreciation	(50,450)	-
Payments	(10,968,471)	(11,137,871)
Decrease	(4,476,351)	(2,121,755)
Other long-term investments, ending	$53,747,163	$59,366,184

Our assets other than invested assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Cash and cash equivalents	$32,854,961	$64,344,122	$(31,489,161)
Accrued investment income	6,318,856	5,746,167	572,689
Recoverable from reinsurers	9,523,927	9,845,838	(321,911)
Assets held in trust under coinsurance agreement	24,299,210	31,176,310	(6,877,100)
Agents' balances and due premiums	1,480,352	1,393,277	87,075
Deferred policy acquisition costs	67,751,195	66,640,453	1,110,742
Value of insurance business acquired	3,460,222	3,593,440	(133,218)
Other assets	11,961,779	10,320,307	1,641,472
Assets other than investment assets	$157,650,502	$193,059,914	$(35,409,412)

The $31,489,161 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $6,877,100 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Balance, beginning of year	$66,640,453	$60,795,108
Capitalization of commissions, sales and issue expenses	8,949,376	12,024,147
Amortization	(7,836,743)	(7,764,643)
Deferred acquisition costs allocated to investments	(1,891)	(16,092)
Increase	1,110,742	4,243,412
Balance, end of period	$67,751,195	$65,038,520

Our other assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Federal and state income taxes recoverable	$6,036,882	$4,708,718	$1,328,164
Advances to mortgage loan originator	5,057,840	4,746,638	311,202
Accrued management fee	497,708	393,159	104,549
Lease asset - right to use	196,857	270,679	(73,822)
Other receivables, prepaid assets and deposits	149,694	171,032	(21,338)
Notes receivable	17,661	30,081	(12,420)
Receivable for securities	5,137	-	5,137
Total other assets	$11,961,779	$10,320,307	$1,641,472

There was a $1,328,164 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $311,202 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $104,549 increase in accrued management fees for managing mortgage loans for a third party.

Our liabilities as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Policy liabilities
Policyholders' account balances	$424,689,742	$431,190,092	$(6,500,350)
Future policy benefits	148,694,752	138,027,832	10,666,920
Policy claims	2,722,679	2,478,465	244,214
Other policy liabilities	407,738	226,553	181,185
Total policy liabilities	576,514,911	571,922,942	4,591,969
Funds withheld under coinsurance agreement	23,684,012	31,032,174	(7,348,162)
Deferred federal income taxes	5,491,338	4,023,492	1,467,846
Other liabilities	4,287,933	10,420,062	(6,132,129)
Total liabilities	$609,978,194	$617,398,670	$(7,420,476)

The increase and decrease in policyholders’ account balances for the nine months ended September 30, 2025 and 2024, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Policyholders' account balances, beginning	$431,190,092	$391,247,676
Deposits	22,993,904	99,736,795
Withdrawals	(52,745,064)	(151,653,839)
Change in funds withheld under coinsurance agreement	8,868,556	46,716,898
Interest credited	14,382,254	11,252,165
Increase (decrease)	(6,500,350)	6,052,019
Policyholders' account balances, ending	$424,689,742	$397,299,695

The $10,666,920 increase in future policy benefits during the nine months ended September 30, 2025 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $7,348,162 decrease in funds withheld under coinsurance agreement is due to significant 2025 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $1,467,846 increase in deferred federal income taxes during the nine months ended September 30, 2025 was due to $1,575,783 of increased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and other long-term investments securities available-for-sale and $107,937 of operating deferred federal tax benefit.

Our other liabilities as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Mortgage loans suspense	$1,829,394	$5,910,871	$(4,081,477)
Accrued expenses payable	755,000	611,000	144,000
Unclaimed funds	663,352	582,040	81,312
Accounts payable	158,114	274,493	(116,379)
Suspense accounts payable	460,171	2,695,069	(2,234,898)
Lease liability	196,857	270,679	(73,822)
Unearned investment income	166,488	148,233	18,255
Guaranty fund assessments	86,000	86,000	-
Deferred revenue	22,000	30,250	(8,250)
Payable for securities purchased	1,575	6,179	(4,604)
Other payables, withholdings and escrows	(51,018)	(194,751)	143,733
Total other liabilities	$4,287,933	$10,420,062	$(6,132,129)

The decrease in mortgage loan suspense of $4,081,477 is primarily due to timing of principal loan payments on mortgage loans.

The $2,234,898 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in accounts payable of $116,379 is primarily due to the timing of consulting and legal payments.

The $143,733 increase in other payables, withholdings and escrows is primarily due to a decrease in escrow advances.

The $144,000 increase in accrued expense payable is primarily due to an increase in taxes, licenses and fees.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2025, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2025, we had cash and cash equivalents totaling $32,854,961. As of September 30, 2025, cash and cash equivalents of $12,565,013 and $11,301,602, respectively, totaling $23,866,615 were held by TLIC and FBLIC, respectively and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $24,608,962 and $50,995,135 as of September 30, 2025 and December 31, 2024, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Net cash provided by operating activities	$26,640,347	$89,277,189	$(62,636,842)
Net cash used in investing activities	(28,378,348)	(6,095,563)	(22,282,785)
Net cash used in financing activities	(29,751,160)	(51,917,044)	22,165,884
Increase (decrease) in cash and cash equivalents	(31,489,161)	31,264,582	(62,753,743)
Cash and cash equivalents, beginning of period	64,344,122	33,839,741	30,504,381
Cash and cash equivalents, end of period	$32,854,961	$65,104,323	$(32,249,362)

The cash provided by operating activities for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2025	2024	2025 less 2024
Premiums collected	$32,449,430	$30,780,030	$1,669,400
Net investment income collected	22,916,159	20,808,170	2,107,989
Service fees and other income collected	3,898,015	2,173,993	1,724,022
Death benefits paid	(10,920,276)	(9,450,006)	(1,470,270)
Surrenders paid	(2,389,449)	(1,852,209)	(537,240)
Dividends and endowments paid	(339,707)	(278,059)	(61,648)
Commissions paid	(8,816,120)	(11,729,141)	2,913,021
Other underwriting, insurance and acquisition expenses paid	(8,762,176)	(8,538,288)	(223,888)
Taxes received (paid)	(2,867,915)	5,725,378	(8,593,293)
Decreased advances to a independently owned investement firm	-	2,045,191	(2,045,191)
Decreased advances to an investment vendor	-	296,477	(296,477)
Increased advances to mortgage loan originator	(311,202)	(54,966)	(256,236)
Increased (decreased) deposits of pending policy applications	(2,234,898)	13,065,641	(15,300,539)
Decreased funds under coinsurance agreement	8,397,494	48,503,962	(40,106,468)
Decreased mortgage loan suspense	(4,081,477)	(2,011,136)	(2,070,341)
Other	(297,531)	(207,848)	(89,683)
Net cash provided by operating activities	$26,640,347	$89,277,189	$(62,636,842)

Please see the statements of cash flows for the nine months ended September 30, 2025 and 2024 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2025 and December 31, 2024 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2025	December 31, 2024	2025 less 2024
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2025 and December 31, 2024, 9,631,920 issued as of September 30, 2025 and December 31, 2024, 9,384,340 outstanding as of September 30, 2025 and December 31, 2024)	96,319	96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2025 and December 31, 2024)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (247,580 shares as of September 30, 2025 and December 31, 2024)	(893,947)	(893,947)	-
Accumulated other comprehensive loss	(5,096,132)	(11,024,079)	5,927,947
Accumulated earnings	42,261,068	37,202,901	5,058,167
Total shareholders' equity	$80,036,342	$69,050,228	$10,986,114

The increase in shareholders’ equity of $10,986,114 for the nine months ended September 30, 2025 is due to $5,927,947 decrease in accumulated other comprehensive loss and $5,058,167 in net income.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities and other long-term investments of ($6,452,260) and ($13,957,881) as of September 30, 2025 and December 31, 2024, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $7,639,277 in unrealized gains arising for the nine months ended September 30, 2025 has been offset by 2025 net realized investment gains of $133,656 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $7,505,621.

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

As of September 30, 2025, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2025, the Company has outstanding advances to this loan originator totaling $5,057,840. The advances are secured by $9,394,003 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,942,160 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2025, $790,250 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2025, $778,715 of that escrow amount is available to the Company as additional collateral on $5,057,840 of advances to the loan originator. The remaining September 30, 2025 escrow amount of $11,535 is available to the Company as additional collateral on its investment of $2,306,986 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2025 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal proceedings in the ordinary course of business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from them will not have a material effect on the Company’s financial position, results of operations or cash flow. We are not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and we are not aware of any material threatened litigation. As summarized below, the Company is currently involved in two pending lawsuits.

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

FIRST TRINITY FINANCIAL CORPORATION an Oklahoma corporation

November 13, 2025	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 13, 2025	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer