Form 10-K
period 2025-12-31
First Trinity Financial CORP
filed 2026-03-17
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 9, 2026, the registrant had 9,333,404 shares of Class A common stock, 0.01 par value, outstanding and 101,102 shares of Class B common stock, 0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2026 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this report.

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

In settlement of a lawsuit, the Company was awarded 50,936 shares of its own Class A common stock. The 50,936 shares of the Company’s Class A common stock were transferred to treasury stock at a cost basis of $85,422.

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation. On December 18, 2025, TLIC paid FTFC the $250,000 surplus note.

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

Please see Item 8 below and Note 13 to the consolidated financial statements as of and for the years ended December 31, 2025 and 2024 for additional information regarding segment information.

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

The following tables sets forth our direct collected life insurance premiums and annuity considerations by the policyholder’s state of residence at the time of premium collection and annuity consideration, for the most significant states in which we are licensed, for the years ended December 31, 2025 and 2024, in accordance with statutory accounting practices prescribed by the states of domicile of TLIC and FBLIC.

	Year Ended December 31, 2025
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$935,442	2.92%	$-	0.00%
Arizona	589,331	1.84%	209,991	0.86%
Arkansas	743,214	2.32%	52,700	0.22%
Colorado	1,062,262	3.31%	725	0.00%
Florida	84,037	0.26%	182,415	0.74%
Georgia	1,701,407	5.30%	423,417	1.73%
Illinois	1,829,395	5.70%	350,892	1.43%
Indiana	1,350,938	4.21%	6,710,338	27.40%
Kansas	1,518,101	4.73%	559,628	2.28%
Kentucky	1,013,905	3.16%	57,115	0.23%
Louisiana	1,009,792	3.15%	-	0.00%
Michigan	801,661	2.50%	838,409	3.42%
Minnesota	3,653	0.01%	250,000	1.02%
Mississippi	575,908	1.80%	52,455	0.21%
Missouri	1,547,930	4.83%	349,943	1.43%
Nebraska	411,776	1.28%	46,000	0.19%
North Carolina	3,642,015	11.35%	1,066,138	4.35%
North Dakota	76,042	0.24%	4,879,861	19.91%
Ohio	3,239,002	10.10%	121,146	0.49%
Oklahoma	1,003,193	3.13%	809,622	3.30%
Pennsylvania	1,078,884	3.36%	4,125,440	16.84%
South Carolina	39,487	0.12%	-	0.00%
South Dakota	16,030	0.05%	4,800	0.02%
Tennessee	1,256,897	3.92%	83,759	0.34%
Texas	4,754,456	14.81%	2,800,008	11.43%
Virginia	1,129,752	3.52%	87,116	0.36%
All other states	666,294	2.08%	442,052	1.80%
Total direct collected premiums and considerations	$32,080,804	100.00%	$24,503,970	100.00%

	Year Ended December 31, 2024
	Life		Annuity
State	Premiums	Percentage	Considerations	Percentage
Alabama	$940,009	2.93%	$22,306	0.02%
Arizona	555,660	1.73%	1,209,314	0.86%
Arkansas	703,355	2.19%	190,258	0.14%
Colorado	1,015,152	3.17%	909	0.00%
Florida	89,843	0.28%	1,550,448	1.11%
Georgia	1,711,581	5.34%	3,185,002	2.27%
Illinois	1,950,364	6.09%	1,205,801	0.86%
Indiana	1,318,628	4.11%	6,494,206	4.64%
Kansas	1,624,449	5.07%	6,474,856	4.62%
Kentucky	1,012,984	3.16%	526,578	0.38%
Louisiana	977,336	3.05%	-	0.00%
Michigan	723,454	2.26%	2,302,557	1.64%
Minnesota	5,344	0.02%	1,018,473	0.73%
Mississippi	527,418	1.65%	707,675	0.51%
Missouri	1,592,662	4.97%	1,993,787	1.42%
Nebraska	410,874	1.28%	11,620,434	8.30%
North Carolina	3,604,383	11.25%	26,167,970	18.68%
North Dakota	77,322	0.24%	25,914,663	18.50%
Ohio	3,332,358	10.40%	2,196,163	1.57%
Oklahoma	1,012,009	3.16%	6,358,136	4.54%
Pennsylvania	1,097,077	3.42%	1,606,370	1.15%
South Carolina	38,131	0.12%	791,246	0.56%
South Dakota	14,725	0.05%	900,236	0.64%
Tennessee	1,226,524	3.83%	1,005,778	0.72%
Texas	4,799,546	14.96%	33,003,935	23.55%
Virginia	1,044,554	3.26%	2,458,685	1.76%
All other states	645,640	2.01%	1,163,091	0.83%
Total direct collected premiums and considerations	$32,051,382	100.00%	$140,068,877	100.00%

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

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Departments of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $532,472 as of December 31, 2025. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $2,899,895 in 2026 without prior approval. FBLIC paid no dividends to TLIC in 2025 and 2024. TLIC has paid no dividends to FTFC.

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

Employees

As of March 9, 2026, the Company had nineteen full-time employees.

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

As of March 9, 2026, there were approximately 7,800 shareholders of the Company’s outstanding common stock.

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

The Company did not repurchase any of its shares of common stock during 2025 or 2024.

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

The statement of operations reflects the measurement of credit losses for newly recognized mortgage loans as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses. If the allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit deterioration since origination is determined, then the initial allowance for credit losses is added to the purchase price of mortgage loans rather than being reported as a credit loss expense.

The Company, however, has established and will continue to establish a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. The Company’s foreclosed properties have not resulted in accumulated losses and due to the low loan-to-value the Company holds with respect to its mortgage loans, the Company has not recorded and does not expect to record the addition to the purchase price of mortgage loans an initial allowance for credit losses to be amortized over the life of the mortgage loans. The Company records credit losses for mortgage loans not supported by funds held in escrow in a valuation account against mortgage loans on real estate.

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

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new and renewal insurance contracts are deferred and amortized on a constant level basis over the expected life of the related insurance contracts. With the adoption of ASU 2018-12, impairment testing is no longer applicable to deferred policy acquisition costs. The Company, however, reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

Deferred policy acquisition costs are amortized by issue year month and product cohorts (defined as the unit for asset amortization measurement) with the amortization based upon projected policy counts. In addition, since the amortization of deferred policy acquisition costs is no longer impacted by investment gains and losses, the unrealized gain (loss) adjustment is also no longer applicable to accumulated other comprehensive income (loss).

Value of Insurance Business Acquired

As a result of our purchases of FLAC and FBLIC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life. With the adoption of ASU 2018-12 effective as of January 1, 2025, the Company’s value of insurance business acquired is now amortized on a constant level basis over the expected life of the insurance contracts acquired in order for this amortization to be on a basis that remains consistent with the amortization of deferred acquisition costs that is now in compliance with ASU 2018-12. The recovery of the value of insurance business acquired is dependent on the future profitability of the underlying business that was initially recorded in the purchases of FLAC and FBLIC. Each reporting period, we evaluate the recoverability of the unamortized balance of the value of insurance business acquired. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.

Future Policy Benefits

Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for life insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

For long-duration insurance contracts, reserves for non-participating life insurance are generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year, product and limited pay cohorts (defined as the unit of account for liability measurement) are used for the reserve calculation and assumptions are periodically reviewed and updated. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are measured as of each reporting date to reflect the current upper-medium grade fixed income instrument yields, with the impact reported in accumulated other comprehensive income (loss).

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into issue year cohorts for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are selected in accordance with the applicable duration of the life insurance contracts based on the future benefit liability cash flow projection and are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract. Expected mortality and morbidity for participating life insurance contracts is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption was permitted. The Company adopted this Update and prescribed disclosures for year-end reporting in 2025 and also disclosed the information required by this Update for 2024 year-end reporting.

The Company will disclose supplementary information for taxes paid (recovered) for both 2025 and 2024.  Interim periods in 2025 will not disclose income (loss) from continuing operations before tax for domestic and foreign operations but will show the impact of foreign operating losses in the rate reconciliation. In addition, the total amounts of interest and penalties, if any, included in operating results and accrued in the statement of financial position will be disclosed.

Since FTFC is a holding company for life insurance and mortgage loan operations, FTFC pays premium taxes and very limited amounts of franchise taxes to states that are not based on allocated amounts of net income (loss).  The Company only pays state income taxes on the stand-alone taxable income of FTFC and TMC operations domiciled and operating in the state of Oklahoma. In addition, FTFC pays no foreign taxes or recovers any foreign losses on its operations outside the United States.  Based upon these facts, FTFC will not present disaggregated information for state taxes and foreign operations in its disclosures of federal income and other taxes in 2025 or 2024 but will have a rate reconciling item for non-taxable foreign tax income or losses .  This pronouncement is being applied on a prospective basis during 2025 and 2024 disclosures will be enhanced to be comparable to those of 2025.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance, Accounting Standards Update 2018-12 (ASU 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improved the timeliness of recognizing changes in the liability for future policy benefits, modified the rate used to discount future cash flows, simplified and improved accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplified the amortization of deferred acquisitions costs and expanded required disclosures.

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

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for future policy benefits, deferred policy acquisition costs and value of insurance business acquired. ASU 2018-12 was adopted on a modified retrospective basis such that those balances for the liability for future policy benefits, deferred policy acquisition costs were adjusted to conform to ASU 2018-12 effective January 1, 2024 (i.e., the earliest period presented). With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances.

Based upon the adoption of ASU 2018-12, a cumulative effect adjustment of ($8,916,920) was recorded as a decrease to retained earnings, net of tax, and a cumulative effect adjustment of $7,125,531 was recorded as an increase to Accumulated Other Comprehensive Loss, net of tax, as of January 1, 2024, summarized as follows:

	As of January 1, 2024
	Retained Earnings	Accumulated Other Comprehensive Loss

Financial Component Impacted:
Future policy benefits	$(8,916,920)	$7,127,976
Deferred policy acquisition costs	-	(2,445)
Total impact on January 1, 2024 balance	$(8,916,920)	$7,125,531

The increase (decrease) on the impacted caption in the consolidated statements of financial position, consolidated statement of operations and consolidated statement of comprehensive income related to the retrospective cumulative effect adjustments of ASU 2018-12 as of January 1, 2024 is summarized as follows:

	As of December 31, 2024
		ASU 2018-12	ASU 2018-12
	As Previously	Adoption Impact	Adoption Impact	Post ASU 2018-12
Financial Statement Caption	Reported	January 1, 2024	December 31, 2024	Adoption
Statement of Financial Position
Recoverable from reinsurer	$9,845,838	$(22,581)	$65,851	$9,889,108
Deferred policy acquisition costs	66,640,453	(3,094)	2,762,007	69,399,366
Value of insurance business acquired	3,593,440	-	(216,288)	3,377,152
Total assets	686,448,898	(25,675)	2,611,570	689,034,793

Future policy benefits	138,027,832	2,241,906	(7,239,525)	133,030,213
Deferred federal income taxes	4,023,492	(476,192)	2,068,729	5,616,029
Total liabilities	617,398,670	1,765,714	(5,170,796)	613,993,588

Accumulated other comprehensive income (loss)	(11,024,079)	7,125,531	6,938,409	3,039,861
Accumulated earnings	37,202,901	(8,916,920)	843,957	29,129,938
Total shareholders' equity	69,050,228	(1,791,389)	7,782,366	75,041,205
Total liabilities and shareholders' equity	686,448,898	(25,675)	2,611,570	689,034,793

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Statement of Operations	Year Ended December 31, 2024
Increase in future policy benefits	$14,565,010	$1,477,678	$16,042,688
Amortization of deferred policy acquisition costs	10,775,374	(2,762,265)	8,013,109
Amortization of value of insurance business acquired	183,913	216,288	400,201
Deferred federal income tax expense	162,874	224,342	387,216
Net income	6,416,791	843,957	7,260,748
Net income per common share:
Class A	$0.6776	$0.0891	$0.7667
Class B	0.5759	0.0758	0.6517

Consolidated Statement of Comprehensive Income	Year Ended December 31, 2024
Net income	$6,416,791	$843,957	$7,260,748
Adjustment to deferred acquisition costs	(257)	257	-
Remeasurement gains on future policy benefit related to discount rate	-	8,783,053	8,783,053
Federal income tax expense (benefit)	(367,571)	1,844,387	1,476,816
Total other comprehensive income (loss)	(1,382,771)	6,938,409	5,555,638
Total comprehensive income	5,034,020	7,782,366	12,816,386

Transition for Sold Contracts

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance would have reduced implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that would have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would have been required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity’s future cash flows, this reclassification may not have been useful to users of financial information.

The amendments in this guidance were effective for fiscal years beginning after December 15, 2024. Early adoption was permitted but was not elected by the Company. The Company adopted this pronouncement for its annual reporting as of and for the year ended December 31, 2025, with the amendments applied retrospectively as of January 1, 2024. Since the Company did not elect early adoption of ASU 2018-12, the adoption of this standard had no impact on the Company’s results of operations, financial position and liquidity.

Recent Accounting Pronouncements

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

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Premiums	$44,042,620	$41,878,896	$2,163,724
Net investment income	34,681,376	30,522,580	4,158,796
Net realized investment gains	497,174	264,821	232,353
Loss on impairments	-	(129,436)	129,436
Service fees	5,067,846	3,161,535	1,906,311
Other income	29,282	652,793	(623,511)
Total revenues	84,318,298	76,351,189	7,967,109
Benefits and claims	53,613,588	47,959,976	5,653,612
Expenses	22,816,973	19,246,623	3,570,350
Total benefits, claims and expenses	76,430,561	67,206,599	9,223,962
Income before federal income tax expense	7,887,737	9,144,590	(1,256,853)
Federal income tax expense	1,731,617	1,883,842	(152,225)
Net income	$6,156,120	$7,260,748	$(1,104,628)
Net income per common share
Class A common stock	$0.6502	$0.7667	$(0.1165)
Class B common stock	$0.5527	$0.6517	$(0.0990)

Consolidated Condensed Financial Position as of December 31, 2025 and 2024

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024

Investment assets	$525,598,084	$493,388,984	$32,209,100
Assets held in trust under coinsurance agreement	21,066,069	31,176,310	(10,110,241)
Other assets	142,520,126	164,469,499	(21,949,373)
Total assets	$689,184,279	$689,034,793	$149,486

Policy liabilities	$569,737,114	$566,925,323	$2,811,791
Funds withheld under coinsurance agreement	20,001,969	31,032,174	(11,030,205)
Deferred federal income taxes	6,584,494	5,616,029	968,465
Other liabilities	6,288,104	10,420,062	(4,131,958)
Total liabilities	602,611,681	613,993,588	(11,381,907)
Shareholders' equity	86,572,598	75,041,205	11,531,393
Total liabilities and shareholders' equity	$689,184,279	$689,034,793	$149,486

Shareholders' equity per common share
Class A common stock	$9.1909	$7.9239	$1.2670
Class B common stock	$7.8123	$6.7353	$1.0770

Results of Operations – Years Ended December 31, 2025 and 2024

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Premiums	$44,042,620	$41,878,896	$2,163,724
Net investment income	34,681,376	30,522,580	4,158,796
Net realized investment gains	497,174	264,821	232,353
Loss on impairments	-	(129,436)	129,436
Service fees	5,067,846	3,161,535	1,906,311
Other income	29,282	652,793	(623,511)
Total revenues	$84,318,298	$76,351,189	$7,967,109

The $7,967,109 increase in total revenues for the year ended December 31, 2025 is discussed below.

Premiums

Our premiums for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Ordinary life first year	$3,294,475	$3,742,607	$(448,132)
Ordinary life renewal	11,479,351	8,874,166	2,605,185
Supplementary contracts	17,576	-	17,576
Final expense first year	3,025,994	3,423,413	(397,419)
Final expense renewal	26,225,224	25,838,710	386,514
Total premiums	$44,042,620	$41,878,896	$2,163,724

The $2,163,724 increase in premiums for the year ended December 31, 2025 is primarily due to the $2,605,185 increase in ordinary life renewal premiums and a $386,514 increase in final expense renewal premiums that exceeded a $448,132 decrease in ordinary life first year premiums and a $397,419 decrease in final expense first year premiums.

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

Net Investment Income

The major components of our net investment income for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities	$10,151,308	$8,534,951	$1,616,357
Equity securities	344,075	135,911	208,164
Other long-term investments	4,134,695	4,444,639	(309,944)
Mortgage loans	21,044,829	17,079,731	3,965,098
Policy loans	363,968	291,170	72,798
Short-term and other investments	1,420,409	2,531,767	(1,111,358)
Gross investment income	37,459,284	33,018,169	4,441,115
Investment expenses	(2,777,908)	(2,495,589)	282,319
Net investment income	$34,681,376	$30,522,580	$4,158,796

The $4,441,115 increase in gross investment income for the year ended December 31, 2025 is primarily due to $3,965,098 increase in mortgage loans, $1,616,357 increase in fixed maturity securities and $208,164 increase in equity securities that exceeded a $1,111,358 decrease in short-term and other investments and $309,944 decrease in other long-term investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $41.5 million since December 31, 2024. The increase in fixed maturity securities investment income is primarily due to the average monthly holdings in 2025 exceeding the average monthly holdings in 2024 and the weighted average investment yield also increasing. The increase in equity securities investment income is primarily due to the average monthly holdings in 2025 exceeding the average monthly holdings in 2024. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances. The decrease in other long-term investments income is primarily due to decreased other long-term investments of $6.9 million since December 31, 2024.

The $282,319 increase in investment expense for the year ended December 31, 2025 is primarily due to increased mortgage loan costs.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, other long-term investments, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Fixed maturity securities available-for-sale:
Sale proceeds and maturities	$78,586,070	$15,179,021	$63,407,049
Amortized cost at sale date	78,460,273	15,278,204	63,182,069
Net realized gains (losses)	$125,797	$(99,183)	$224,980
Equity securities at fair value:
Sale proceeds	$6,944	$5	$6,939
Cost at sale date	-	9	(9)
Net realized gains (losses)	$6,944	$(4)	$6,948
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$137,548,533	$173,048,603	$(35,500,070)
Cost at sale date	137,549,670	172,348,722	(34,799,052)
Net realized gains (losses)	$(1,137)	$699,881	$(701,018)
Other long-term investments:
Sales proceeds	$-	$17,288,490	$(17,288,490)
Cost at sale date	-	17,242,840	(17,242,840)
Net realized gains	$-	$45,650	$(45,650)
Investment real estate:
Sale proceeds	$496,424	$276,956	$219,468
Carrying value at sale date	452,370	265,705	186,665
Net realized gains	$44,054	$11,251	$32,803

Equity securities, changes in fair value	$125,540	$(97,284)	$222,824
Changes in current estimate of credit losses	$195,976	$(295,490)	$491,466

Net realized investment gains	$497,174	$264,821	$232,353

Loss on Impairments

During 2024, management impaired TLIC’s three acres of undeveloped land located in Topeka, Kansas by $129,436 from its carrying value to its net realizable value expected at the time of ultimate resale based on a third party appraisal.

Service Fees

The $1,906,311 increase in service fees for the year ended December 31, 2025, is primarily due to an increase in fees from Trinity Mortgage Corporation brokering and administrating mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Benefits and claims
Increase in future policy benefits	$15,579,671	$16,042,688	$(463,017)
Death benefits	15,159,686	13,176,508	1,983,178
Surrenders	3,274,487	2,471,376	803,111
Interest credited to policyholders	19,140,915	15,880,681	3,260,234
Dividend, endowment and supplementary life contract benefits	458,829	388,723	70,106
Total benefits and claims	53,613,588	47,959,976	5,653,612
Expenses
Policy acquisition costs deferred	(11,979,702)	(16,620,462)	4,640,760
Amortization of deferred policy acquisition costs	10,942,051	8,013,109	2,928,942
Amortization of value of insurance business acquired	372,146	400,201	(28,055)
Commissions	11,628,983	16,030,481	(4,401,498)
Other underwriting, insurance and acquisition expenses	11,853,495	11,423,294	430,201
Total expenses	22,816,973	19,246,623	3,570,350
Total benefits, claims and expenses	$76,430,561	$67,206,599	$9,223,962

The $9,223,962 increase in total benefits, claims and expenses for the year ended December 31, 2025 is discussed below.

Benefits and Claims

The $5,653,612 increase in total benefits and claims for the year ended December 31, 2025 is primarily due to the following:

●	$3,260,234 increase in interest credited to policyholders is primarily due to an increase in the crediting rate on annuity contract.

●	$1,983,178 increase in death benefits is primarily due to approximately $1,240,000 of increased final expense benefit and $743,000 of increased ordinary life benefits.

●	$808,111 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

●	$463,017 decrease in future policy benefits is primarily due death benefits, surrenders and low first year production.

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

For the years ended December 31, 2025 and 2024, capitalized costs were $11,979,702 and $16,620,462, respectively. Amortization of deferred policy acquisition costs for the years ended December 31, 2025 and 2024 were $10,942,051 and $8,013,109.

The $4,640,760 decrease in the 2025 acquisition costs deferred primarily relates to decreased annuity production with a corresponding decrease in deferral of eligible annuity commissions. There was a $2,928,942 increase in the 2025 amortization of deferred acquisition costs primarily due to 2025 surrenders and withdrawal activity and the impacts of mortality.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $372,146 and $400,201 for the years ended December 31, 2025 and 2024, respectively.

Commissions

Our commissions for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Annuity	$790,523	$4,637,570	$(3,847,047)
Ordinary life first year	3,544,576	3,977,122	(432,546)
Ordinary life renewal	1,354,355	999,372	354,983
Final expense first year	3,573,278	4,033,281	(460,003)
Final expense renewal	2,366,251	2,383,136	(16,885)
Total commissions	$11,628,983	$16,030,481	$(4,401,498)

The $4,401,498 decrease in commissions for the year ended December 31, 2025 is primarily due to a $3,847,047 decrease annuity commissions (corresponding to $115,094,974 of decreased annuity deposits retained), $460,003 decrease in final expense first year commissions (corresponding to $397,419 decreased final expense first year premiums) and a $432,546 decrease in ordinary life first year commissions (corresponding to $448,132 decreased ordinary life first year premiums) that exceed a $354,983 increase in ordinary life renewal commissions (corresponding to $2,605,185 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $430,201 increase in other underwriting, insurance and acquisition expenses for the year ended December 31, 2025 was primarily related to an increase in service fees, international consulting fees and third party administrative fees.

Federal Income Taxes

FTFC files a consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the years ended December 31, 2025 and 2024, current income tax expense was $2,214,729 and $1,496,626, respectively. Deferred federal income tax expense (benefit) was ($483,112) and $387,216 for the years ended December 31, 2025 and 2024, respectively.

Net Income Per Common Share Basic

For the year ended December 31, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,468,155) of Class A shares (9,382,218) and Class B shares (85,937) as of the reporting date. For the year ended December 31, 2024 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2025, the net income allocated to the Class A shareholders of $6,100,244 is the total net income $6,156,120 less the net income allocated to the Class B shareholders $55,876. For the year ended December 31, 2024, the net income allocated to the Class A shareholders of $7,194,861 is the total net income $7,260,748 less the net income allocated to the Class B shareholders $65,887.

The weighted average outstanding common shares basic for the year ended December 31, 2025 and 2024 were 9,382,218 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Revenues:
Life insurance operations	$53,435,145	$49,513,873	$3,921,272
Annuity operations	25,660,366	24,316,397	1,343,969
Corporate operations	5,222,787	2,520,919	2,701,868
Total	$84,318,298	$76,351,189	$7,967,109
Income before federal income taxes:
Life insurance operations	$5,673,241	$6,310,062	$(636,821)
Annuity operations	(523,101)	1,600,856	(2,123,957)
Corporate operations	2,737,597	1,233,672	1,503,925
Total	$7,887,737	$9,144,590	$(1,256,853)

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,163,724	$-	$-	$2,163,724
Net invesment income	2,037,110	2,329,509	(207,823)	4,158,796
Net realized investment gains less impairments	99,984	261,805	-	361,789
Service fees and other income	(379,546)	(1,247,345)	2,909,691	1,282,800
Total revenue	3,921,272	1,343,969	2,701,868	7,967,109

Benefits and claims
Increase in future policy benefits	(463,017)	-	-	(463,017)
Death benefits	1,983,178	-	-	1,983,178
Surrenders	803,111	-	-	803,111
Interest credited to policyholders	-	3,260,234	-	3,260,234
Dividend, endowment and supplementary life contract benefits	70,106	-	-	70,106
Total benefits and claims	2,393,378	3,260,234	-	5,653,612
Expenses
Policy acquisition costs deferred net of amortization	3,294,160	4,275,542	-	7,569,702
Amortization of value of insurance business acquired	(14,028)	(14,027)	-	(28,055)
Commissions	(554,451)	(3,847,047)	-	(4,401,498)
Other underwriting, insurance and acquisition expenses	(560,966)	(206,776)	1,197,943	430,201
Total expenses	2,164,715	207,692	1,197,943	3,570,350
Total benefits, claims and expenses	4,558,093	3,467,926	1,197,943	9,223,962
Income (loss) before federal income tax expense (benefit)	$(636,821)	$(2,123,957)	$1,503,925	$(1,256,853)

Consolidated Financial Condition

Our invested assets as of December 31, 2025 and 2024 are summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024

Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $215,989,423 and $227,703,702 as of December 31, 2025 and 2024, respectively)	$209,926,505	$213,745,821	$(3,819,316)
Equity securities at fair value (cost: $5,677,164 and $5,301,191 as of December 31, 2025 and 2024, respectively)	5,837,575	5,336,062	501,513
Mortgage loans on real estate	250,899,714	209,364,504	41,535,210
Investment real estate	2,526,085	2,351,549	174,536
Policy loans	5,132,086	4,367,534	764,552
Other long-term investments	51,276,119	58,223,514	(6,947,395)
Total investments	$525,598,084	$493,388,984	$32,209,100

The decrease and increase in fixed maturity available-for-sale securities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Fixed maturity securities, available-for-sale, beginning	$213,745,821	$149,700,948
Purchases	67,351,350	81,180,014
Unrealized appreciation (depreciation)	7,894,963	(1,750,599)
Net realized investment gains (losses), including credit (losses)	321,773	(394,673)
Transfer to other long-term investments	(156,068)	-
Sales proceeds	(76,134,070)	(11,744,021)
Maturities	(2,452,000)	(3,435,000)
Accretion of discounts (premium amortization)	(645,264)	189,152
Increase (decrease)	(3,819,316)	64,044,873
Fixed maturity securities, available-for-sale, ending	$209,926,505	$213,745,821

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

The increase in equity securities available-for-sale for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Equity securities, available-for-sale, beginning	$5,336,062	$419,530
Purchases	492,748	5,129,196
Sales proceeds	(6,944)	(5)
Joint venture distribution	(116,775)	(115,371)
Net realized investment gains (losses), sale of securities	6,944	(4)
Net realized investment gains (losses), changes in fair value	125,540	(97,284)
Increase	501,513	4,916,532
Equity securities, available-for-sale, ending	$5,837,575	$5,336,062

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The increase and decrease in mortgage loans on real estate for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Mortgage loans on real estate, beginning	$209,364,504	$239,831,447
Purchases	179,933,175	143,991,455
Premium amortization	(175,437)	(796,526)
Net realized investment gains (losses)	(1,137)	699,881
Payments	(137,548,533)	(173,048,603)
Foreclosed - transferred to real estate	(459,180)	(1,441,287)
(Increase) decrese in allowance for bad debts	(213,678)	128,137
Increase (decrease)	41,535,210	(30,466,943)
Mortgage loans on real estate, ending	$250,899,714	$209,364,504

The increase in investment real estate for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Investment real estate, beginning	$2,351,549	$1,305,403
Purchase	167,726	-
Real estate acquired through mortgage loan foreclosure	459,180	1,441,287
Net realized investment gains	44,054	11,251
Sales proceeds	(496,424)	(276,956)
Loss on impairments	-	(129,436)
Increase	174,536	1,046,146
Investment real estate, ending	$2,526,085	$2,351,549

The decrease in other long-term investments (comprised mainly of lottery receivables) for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Other long-term investments, beginning	$58,223,514	$61,487,939
Purchases	3,455,654	9,470,507
Accretion of discount	4,088,942	4,507,908
Transfer from fixed maturity securities, available for sale	156,068	-
Unrealized depreciation	(50,714)	-
Net realized investment gains	-	45,650
Payments	(14,597,345)	(17,288,490)
Decrease	(6,947,395)	(3,264,425)
Other long-term investments, ending	$51,276,119	$58,223,514

Our assets other than invested assets as of December 31, 2025 and 2024 are summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024

Cash and cash equivalents	$39,496,427	$64,344,122	$(24,847,695)
Accrued investment income	6,454,380	5,746,167	708,213
Recoverable from reinsurers	9,547,506	9,889,108	(341,602)
Assets held in trust under coinsurance agreement	21,066,069	31,176,310	(10,110,241)
Agents' balances and due premiums	1,391,105	1,393,277	(2,172)
Deferred policy acquisition costs	70,437,017	69,399,366	1,037,651
Value of insurance business acquired	3,005,006	3,377,152	(372,146)
Other assets	12,188,685	10,320,307	1,868,378
Assets other than investment assets	$163,586,195	$195,645,809	$(32,059,614)

The $24,847,695 decrease in cash and cash equivalents for the year ended December 31, 2025 and the corresponding increase of $30,504,381 for the year ended December 31, 2024 are summarized in the Company’s consolidated statements of cash flows.

The $10,110,241 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets from the significant surrenders of annuity contracts under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the years ended December 31, 2025 and 2024, respectively, are summarized as follows:

	Years Ended December 31,
	2025	2024
Balance, beginning of year	$69,399,366	$60,792,013
Capitalization of commissions, sales and issue expenses	11,979,702	16,620,462
Amortization	(10,942,051)	(8,013,109)
Increase	1,037,651	8,607,353
Balance, end of year	$70,437,017	$69,399,366

Our other assets as of December 31, 2025 and December 31, 2024 are summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024
Federal and state income taxes recoverable	$5,890,172	$4,708,718	$1,181,454
Advances to mortgage loan originator	4,722,878	4,746,638	(23,760)
Lease asset - right to use	924,201	270,679	653,522
Accrued management fee	498,389	393,159	105,230
Other receivables, prepaid assets and deposits	138,254	171,032	(32,778)
Notes receivable	14,791	30,081	(15,290)
Total other assets	$12,188,685	$10,320,307	$1,868,378

There was a $1,181,454 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

The Company reported an increased lease asset of $653,522 due to signing an amended lease agreement expiring in 2032.

There was a $105,230 increase in accrued management fees for managing mortgage loans for a third party.

Our liabilities as of December 31, 2025 and 2024 are summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024

Policy liabilities
Policyholders' account balances	$417,120,647	$431,190,092	$(14,069,445)
Future policy benefits	149,228,807	133,030,213	16,198,594
Policy claims	3,143,579	2,478,465	665,114
Other policy liabilities	244,081	226,553	17,528
Total policy liabilities	569,737,114	566,925,323	2,811,791
Funds withheld under coinsurance agreement	20,001,969	31,032,174	(11,030,205)
Deferred federal income taxes	6,584,494	5,616,029	968,465
Other liabilities	6,288,104	10,420,062	(4,131,958)
Total liabilities	$602,611,681	$613,993,588	$(11,381,907)

The $16,198,594 increase in future policy benefits is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The decrease and increase in policyholders’ account balances for the years ended December 31, 2025 and 2024, respectively, are summarized as follows:

	Years Ended December 31,
	2025	2024
Policyholders' account balances, beginning	$431,190,092	$391,247,676
Deposits	26,337,459	141,387,484
Withdrawals	(71,889,578)	(166,419,069)
Funds withheld under coinsurance agreement	12,341,759	49,093,320
Interest credited	19,140,915	15,880,681
Increase (decrease)	(14,069,445)	39,942,416
Policyholders' account balances, ending	$417,120,647	$431,190,092

The $968,465 increase in deferred federal income taxes was due to $1,451,577 of increased deferred federal income taxes expense on the unrealized depreciation of fixed maturity securities available-for-sale and $483,112 of operating deferred federal tax benefit.

The $11,030,205 decrease in funds withheld under coinsurance agreement is due to significant 2025 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of December 31, 2025 and December 31, 2024 are summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024
Mortgage loans suspense	$3,179,575	$5,910,871	$(2,731,296)
Lease liability	924,201	270,679	653,522
Accrued expenses payable	687,000	611,000	76,000
Unclaimed funds	658,404	582,040	76,364
Suspense accounts payable	568,025	2,695,069	(2,127,044)
Unearned investment income	169,315	148,233	21,082
Accounts payable	113,285	274,493	(161,208)
Guaranty fund assessments	55,000	86,000	(31,000)
Deferred revenue	19,250	30,250	(11,000)
Payable for securities purchased	-	6,179	(6,179)
Other payables, withholdings and escrows	(85,951)	(194,751)	108,800
Total other liabilities	$6,288,104	$10,420,062	$(4,131,958)

The decrease in mortgage loan suspense of $2,731,296 is primarily due to timing of principal loan payments on mortgage loans.

The $2,127,044 decrease in suspense accounts payable is due to decreased deposits on policy applications that had not been issued as of the financial reporting date.

The Company reported an increased lease liability of $653,522 due to signing an amended lease agreement expiring in 2032.

The decrease in accounts payable of $161,208 is primarily due to payments to a lottery vendor.

The $108,800 increase in other payables, withholdings and escrows is primarily due to a decrease in escrow advances.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through December 31, 2025, we have received $27,119,480 from the sale of our shares.

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

In settlement of a lawsuit, the Company was awarded 50,936 shares of its own Class A common stock. The 50,936 shares of the Company’s Class A common stock were transferred to treasury stock at a cost basis of $85,422.

As of December 31, 2025, we had cash and cash equivalents totaling $39,496,427. As of December 31, 2025, cash and cash equivalents of $11,622,425 and $15,744,370, respectively, totaling $27,366,795 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $532,472 as of December 31, 2025. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $2,899,895 in 2025 without prior approval. FBLIC has paid no dividends to TLIC in 2024 and 2023. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $34,131,790 and $50,995,135 as of December 31, 2025 and December 31, 2024, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Net cash provided by operating activities	$41,597,511	$90,007,676	$(48,410,165)
Net cash used in investing activities	(20,807,665)	(34,471,710)	13,664,045
Net cash used in financing activities	(45,637,541)	(25,031,585)	(20,605,956)
Increase (decrease) in cash	(24,847,695)	30,504,381	(55,352,076)
Cash and cash equivalents, beginning of period	64,344,122	33,839,741	30,504,381
Cash and cash equivalents, end of period	$39,496,427	$64,344,122	$(24,847,695)

The cash provided by operating activities for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,		Amount Change
	2025	2024	2025 less 2024
Premiums collected	$44,002,505	$41,852,394	$2,150,111
Net investment income collected	30,726,003	27,123,406	3,602,597
Service fees and other income collected	4,991,899	3,766,316	1,225,583
Death benefits paid	(14,130,389)	(12,600,450)	(1,529,939)
Surrenders paid	(3,274,487)	(2,471,376)	(803,111)
Dividends and endowments paid	(462,714)	(390,831)	(71,883)
Commissions paid	(11,565,283)	(16,134,886)	4,569,603
Other underwriting, insurance and acquisition expenses paid	(11,545,421)	(11,190,335)	(355,086)
Taxes received (paid)	(3,396,184)	4,640,446	(8,036,630)
(Increased) decreased advances to a mortgage loan originator	23,760	(258,923)	282,683
Decreased advances to independently owned investment firm	-	2,045,191	(2,045,191)
Decreased advances to an investment vendor	-	296,477	(296,477)
Decreased funds under coinsurance agreement	11,421,795	51,632,390	(40,210,595)
Increased (decreased) deposits of pending policy applications	(2,127,044)	1,894,807	(4,021,851)
Increased (decreased) mortgage loan suspense	(2,731,295)	69,757	(2,801,052)
Other	(335,634)	(266,707)	(68,927)
Cash provided by operating activities	$41,597,511	$90,007,676	$(48,410,165)

Please see the consolidated statements of cash flows for the years ended December 31, 2025 and 2024 for a summary of the components of net cash used in investing activities and financing activities.

Our shareholders’ equity as of December 31, 2025 and 2024 is summarized as follows:

			Amount Change
	December 31, 2025	December 31, 2024	2025 less 2024

Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2025 and 2024, 9,631,920 issued as of December 31, 2025 and 2024, 9,333,404 and 9,384,340, outstanding as of December 31, 2025 and 2024, respectively)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2025 and 2024)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (298,516 and 247,580 shares as of December 31, 2025 and 2024, respectively)	(979,369)	(893,947)	(85,422)
Accumulated other comprehensive income	8,500,556	3,039,861	5,460,695
Accumulated earnings	35,286,058	29,129,938	6,156,120
Total shareholders' equity	$86,572,598	$75,041,205	$11,531,393

The increase in shareholders’ equity of $11,531,393 for the year ended December 31, 2025 is primarily due to $6,156,120 in net income and $5,460,695 increase in accumulated other comprehensive income.

In settlement of a lawsuit in 2025, the Company was awarded 50,936 shares of its own Class A common stock. The 50,936 shares of the Company’s Class A common stock were transferred to treasury stock at a cost basis of $85,422.

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

Our investment portfolio had unrealized depreciation on available-for-sale securities and other long-term investments of ($6,113,632) and ($13,957,881) as of December 31, 2025 and 2024, respectively, prior to the impact of income taxes and future policy benefits related to discount rate. An increase of $7,970,046 in unrealized gains arising for year ended December 31, 2025 has been increased by 2025 net realized investment gains of $125,797 originating from the sale, calls and maturities for fixed maturity securities available-for-sale resulting in net unrealized gains on investments of $7,844,249.

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

As of December 31, 2025, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.6% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

In addition to the measures described above, TLIC and FBLIC must comply with the National Association of Insurance Commissioners promulgated Standard Valuation Law (“SVL”) which specifies minimum reserve levels and prescribes methods for determining them, with the intent of enhancing solvency. Upon meeting certain tests, which TLIC and FBLIC met during 2025, the SVL also requires the Company to perform annual cash flow testing for TLIC and FBLIC. This testing is designed to ensure that statutory reserve levels will maintain adequate protection in a variety of potential interest rate scenarios. The Actuarial Standards Board of the American Academy of Actuaries also requires cash flow testing as a basis for the actuarial opinion on the adequacy of the reserves which is a required part of the annual statutory reporting process.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of December 31, 2025, the Company has outstanding advances to this loan originator totaling $4,722,878. The advances are secured by $8,643,349 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,277,122 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of December 31, 2025, $890,250 of additional and secured residential mortgage loan balances on real estate are held in escrow by the loan originator.  As of December 31, 2025, $879,146 of that escrow amount is available to the Company as additional collateral on $4,722,878 of advances to the loan originator. The remaining December 31, 2025 escrow amount of $11,104 is available to the Company as additional collateral on its investment of $2,220,809 in mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of December 31, 2025 will be sufficient to fund our anticipated operating expenses.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of First Trinity Financial Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial position of First Trinity Financial Corporation and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Amortization of Deferred Policy Acquisition Costs – Refer to Notes 1 and 6

Critical Audit Matter Description

The Company’s products include traditional life insurance contracts and annuities in which certain acquisition costs are capitalized and the expenses are deferred into future periods. Management amortizes the capitalized costs on a constant level basis over the expected life of the contracts. The amortization occurs by grouping contracts and their capitalized costs by issue year and by product cohorts, with the amortization based on projected policy counts inclusive of actuarial projections and assumptions as to the life of the grouped contracts. The unamortized deferred policy acquisition cost asset was $ 70.4 million as of December 31, 2025.

As a result, the audit of this area requires a high degree of judgment due to the complex nature of determining the amortization of these deferred costs.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the amortization of the unamortized deferred policy acquisition cost asset included, among others, the following:

●	We gained an understanding of the processes utilized and controls implemented in grouping contracts and in amortizing the deferred policy acquisition costs
●	We tested data utilized by management for completeness and accuracy
●

We engaged an independent actuarial specialist to assist with the testing of amortization and the review and evaluation of the assumptions and methodologies used by management in determining the life of the grouped contracts

Future Policy Benefits – Refer to Note 1 and 7

Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities. Liabilities for participating life contracts are established based on actuarial assumptions at the time policies are issued. Liabilities for nonparticpating life contracts are established based on the present value of estimated future benefit payments, less the present value of future net premiums. Management applies considerable judgment in developing the assumptions based on expectations of future economic conditions and policyholder behavior. These assumptions include policyholder mortality, persistency, investment yields and discount rates, among other necessary assumptions. For participating life contracts, if actual experience is adverse in nature when compared to the original assumptions in developing the future policy benefits liability, management may be required to establish premium deficiency reserves. For nonparticipating life contracts, assumptions are periodically reviewed and updated, if necessary, with the changes in assumptions impacting the resulting liability and earnings of the Company. Further, nonparticipating life contracts are discounted to present value based on the current upper-medium grade fixed income instrument yield which further impacts the resulting liability and overall comprehensive income of the Company. The Company’s future policy benefits liability was $ 149.2 million as of December 31, 2025.

The audit of future policy benefits requires a high degree of auditor judgment when considering the judgment required in determining assumptions and complex models management utilizes.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

●	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits
●	We tested the underlying data used by management in developing the valuation and the completeness and accuracy of the data
●	We obtained assumption information utilized and subsequent experience studies
●

We engaged an independent actuarial specialist to evaluate the assumptions and methodologies for reasonableness, to develop an independent estimate of future policy benefits on a sample basis and to evaluate and review management’s development of experience studies

/s/ Kerber, Eck & Braeckel LLP

We have served as the Company’s auditor since 2004.

Springfield, Illinois

March 14, 2026

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	December 31, 2025	December 31, 2024
		(Restated)
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $215,989,423 and $227,703,702 as of December 31, 2025 and 2024, respectively)	$209,926,505	$213,745,821
Equity securities at fair value (cost: $5,677,164 and $5,301,191 as of December 31, 2025 and 2024, respectively)	5,837,575	5,336,062
Mortgage loans on real estate	250,899,714	209,364,504
Investment real estate	2,526,085	2,351,549
Policy loans	5,132,086	4,367,534
Other long-term investments	51,276,119	58,223,514
Total investments	525,598,084	493,388,984
Cash and cash equivalents	39,496,427	64,344,122
Accrued investment income	6,454,380	5,746,167
Recoverable from reinsurers	9,547,506	9,889,108
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $16,595,881 and $22,559,107 as of December 31, 2025 and 2024, respectively)	12,377,603	17,932,297
Mortgage loans on real estate	5,298,828	12,660,117
Investment real estate	271,056	-
Receivable for securities	-	674,405
Payable for securities	-	(783)
Cash and cash equivalents (overdraft)	3,118,582	(89,726)
Total assets held in trust under coinsurance agreement	21,066,069	31,176,310
Agents' balances and due premiums	1,391,105	1,393,277
Deferred policy acquisition costs	70,437,017	69,399,366
Value of insurance business acquired	3,005,006	3,377,152
Other assets	12,188,685	10,320,307
Total assets	$689,184,279	$689,034,793
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$417,120,647	$431,190,092
Future policy benefits	149,228,807	133,030,213
Policy claims	3,143,579	2,478,465
Other policy liabilities	244,081	226,553
Total policy liabilities	569,737,114	566,925,323
Funds withheld under coinsurance agreement	20,001,969	31,032,174
Deferred federal income taxes	6,584,494	5,616,029
Other liabilities	6,288,104	10,420,062
Total liabilities	602,611,681	613,993,588
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of December 31, 2025 and 2024, 9,631,920 issued as of December 31, 2025 and 2024, 9,333,404 and 9,384,340 outstanding as of December 31, 2025 and 2024, respectively)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of December 31, 2025 and 2024)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (298,516 and 247,580 shares as of December 31, 2025 and 2024, respectively)	(979,369)	(893,947)
Accumulated other comprehensive income	8,500,556	3,039,861
Accumulated earnings	35,286,058	29,129,938
Total shareholders' equity	86,572,598	75,041,205
Total liabilities and shareholders' equity	$689,184,279	$689,034,793

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
		(Restated)
Revenues
Premiums	$44,042,620	$41,878,896
Net investment income	34,681,376	30,522,580
Net realized investment gains	497,174	264,821
Loss on impairments	-	(129,436)
Service fees	5,067,846	3,161,535
Other income	29,282	652,793
Total revenues	84,318,298	76,351,189
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	15,579,671	16,042,688
Death benefits	15,159,686	13,176,508
Surrenders	3,274,487	2,471,376
Interest credited to policyholders	19,140,915	15,880,681
Dividend, endowment and supplementary life contract benefits	458,829	388,723
Total benefits and claims	53,613,588	47,959,976
Policy acquisition costs deferred	(11,979,702)	(16,620,462)
Amortization of deferred policy acquisition costs	10,942,051	8,013,109
Amortization of value of insurance business acquired	372,146	400,201
Commissions	11,628,983	16,030,481
Other underwriting, insurance and acquisition expenses	11,853,495	11,423,294
Total expenses	22,816,973	19,246,623
Total benefits, claims and expenses	76,430,561	67,206,599
Income before total federal income tax expense	7,887,737	9,144,590
Current federal income tax expense	2,214,729	1,496,626
Deferred federal income tax expense (benefit)	(483,112)	387,216
Total federal income tax expense	1,731,617	1,883,842
Net income	$6,156,120	$7,260,748
Net income per common share
Class A common stock	$0.6502	$0.7667
Class B common stock	$0.5527	$0.6517

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024
		(Restated)
Net income	$6,156,120	$7,260,748
Other comprehensive income
Total net unrealized investment gains (losses) arising during the period	7,970,046	(1,849,782)
Less net realized investment gains (losses)	125,797	(99,183)
Net unrealized investment gains (losses)	7,844,249	(1,750,599)
Remeasurement gains (losses) on future policy benefits related to discount rate	(931,977)	8,783,053
Other comprehensive income before federal income tax expense	6,912,272	7,032,454
Federal income tax expense	1,451,577	1,476,816
Total other comprehensive income	5,460,695	5,555,638
Total comprehensive income	$11,616,815	$12,816,386

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

Years Ended December 31, 2025 and 2024

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income (Loss)	Earnings	Equity
Balance as of January 1, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$(9,641,308)	$30,786,110	$64,016,208
Cumulative effect adjustment as of January 1, 2024
Accumulated long-duration contracts January 1, 2024	-	-	-	-	7,125,531	(8,916,920)	(1,791,389)
Adjusted balance as of January 1, 2024	96,319	1,011	43,668,023	(893,947)	(2,515,777)	21,869,190	62,224,819
Comprehensive income:
Net income	-	-	-	-	-	7,260,748	7,260,748
Other comprehensive income	-	-	-	-	5,555,638	-	5,555,638
Balance as of December 31, 2024	$96,319	$1,011	$43,668,023	$(893,947)	$3,039,861	$29,129,938	$75,041,205

Class A common stock return	-	-	-	(85,422)	-	-	(85,422)
Comprehensive income:
Net income	-	-	-	-	-	6,156,120	6,156,120
Other comprehensive income	-	-	-	-	5,460,695	-	5,460,695
Balance as of December 31, 2025	$96,319	$1,011	$43,668,023	$(979,369)	$8,500,556	$35,286,058	$86,572,598

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Operating activities		(Restated)
Net income	$6,156,120	$7,260,748
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(3,268,241)	(3,900,534)
Net realized investment gains	(497,174)	(264,821)
Loss on impairments	-	129,436
Amortization of policy acquisition cost	10,942,051	8,013,109
Policy acquisition cost deferred	(11,979,702)	(16,620,462)
Amortization of value of insurance business acquired	372,146	400,201
Allowance for mortgage loan losses	213,678	(128,137)
Provision for deferred federal income tax expense (benefit)	(483,112)	387,216
Interest credited to policyholders	19,140,915	15,880,681
Change in assets and liabilities:
Accrued investment income	(708,213)	468,292
Recoverable from reinsurers	341,602	507,836
Assets held in trust under coinsurance agreement	11,421,795	51,632,390
Agents' balances and due premiums	2,172	(109,274)
Other assets (excludes change in receivable for securities sold of $11,628 and $12,920 in 2025 and 2024, respectively)	(1,880,006)	8,991,711
Future policy benefits	15,266,617	15,775,980
Policy claims	665,114	68,222
Other policy liabilities	17,528	(23,741)
Other liabilities (excludes change in payable of securities purchased of ($6,179) and ($903) in 2025 and 2024, respectively)	(4,125,779)	1,538,823
Net cash provided by operating activities	41,597,511	90,007,676

Investing activities
Purchases of fixed maturity securities	(67,351,350)	(81,180,014)
Maturities of fixed maturity securities	2,452,000	3,435,000
Sales of fixed maturity securities	76,134,070	11,744,021
Purchases of equity securities	(492,748)	(5,129,196)
Sale of equity securities	6,944	5
Joint venture distribution	116,775	115,371
Purchases of mortgage loans	(179,933,175)	(143,991,455)
Payments on mortgage loans	137,548,533	173,048,603
Purchases of other long-term investments	(3,455,654)	(9,470,507)
Collections on other long-term investments	14,597,345	17,288,490
Purchase of real estate	(167,726)	-
Sales of real estate	496,424	276,956
Policy loans	(764,552)	(893,418)
Short-term investments	-	298,257
Net change in receivable and payable for securities sold and purchased	5,449	(13,823)
Net cash used in investing activities	(20,807,665)	(34,471,710)

Financing activities
Policyholders' account deposits	26,337,459	141,387,484
Policyholders' account withdrawals	(71,889,578)	(166,419,069)
Class A common stock return	(85,422)	-
Net cash used in financing activities	(45,637,541)	(25,031,585)

Increase (decrease) in cash and cash equivalents	(24,847,695)	30,504,381
Cash and cash equivalents, beginning of period	64,344,122	33,839,741
Cash and cash equivalents, end of period	$39,496,427	$64,344,122

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During 2025 and 2024, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and $1,441,287, respectively and transferred the property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Reductions in mortgage loans due to foreclosure	$459,180	$1,441,287
Investment real estate held-for-sale acquired through foreclosure	(459,180)	(1,441,287)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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

In settlement of a lawsuit in 2025, the Company was awarded 50,936 shares of its own Class A common stock. The 50,936 shares of the Company’s Class A common stock were returned to treasury stock at a cost basis of $85,422.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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

On December 31, 2008, FTFC made FLAC a 15 year loan in the form of a surplus note in the amount of $250,000 with an interest rate of 6% payable monthly, that was approved by the Oklahoma Insurance Department (“OID”). This surplus note is eliminated in consolidation. On December 18, 2025, TLIC paid FTFC the $250,000 surplus note.

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
December 31, 2025 and 2024

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

The statement of operations reflects the measurement of credit losses for newly recognized mortgage loans as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses. If the allowance for credit losses for mortgage loans with a more-than-insignificant amount of credit deterioration since origination is determined, then the initial allowance for credit losses is added to the purchase price of mortgage loans rather than being reported as a credit loss expense.

The Company, however, has established and will continue to establish a valuation allowance for mortgage loans on real estate that are not supported by funds held in escrow based on historical patterns. The Company’s foreclosed properties have not resulted in accumulated losses and due to the low loan-to-value the Company holds with respect to its mortgage loans, the Company has not recorded and does not expect to record the addition to the purchase price of mortgage loans an initial allowance for credit losses to be amortized over the life of the mortgage loans. The Company records credit losses for mortgage loans not supported by funds held in escrow in a valuation account against mortgage loans on real estate.

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
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

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

Deferred Policy Acquisition Costs

Commissions and other acquisition costs which vary with and are primarily related to the successful production of new and renewal insurance contracts are deferred and amortized on a constant level basis over the expected life of the related insurance contracts. With the adoption of ASU 2018-12, impairment testing is no longer applicable to deferred policy acquisition costs. The Company, however, reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

Deferred policy acquisition costs are amortized by issue year month and product cohorts (defined as the unit for asset amortization measurement) with the amortization based upon projected policy counts. In addition, since the amortization of deferred policy acquisition costs is no longer impacted by investment gains and losses, the unrealized gain (loss) adjustment is also no longer applicable to accumulated other comprehensive income (loss).

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
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

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

Value of Insurance Business Acquired

As a result of our purchases of FLAC and FBLIC, an asset was recorded in the application of purchase accounting to recognize the value of acquired insurance in force.  The Company’s value of acquired insurance in force is an intangible asset with a definite life. With the adoption of ASU 2018-12 effective as of January 1, 2025, the Company’s value of insurance business acquired is now amortized on a constant level basis over the expected life of the insurance contracts acquired in order for this amortization to be on a basis that remains consistent with the amortization of deferred acquisition costs that is now in compliance with ASU 2018-12. The recovery of the value of insurance business acquired is dependent on the future profitability of the underlying business that was initially recorded in the purchases of FLAC and FBLIC. Each reporting period, we evaluate the recoverability of the unamortized balance of the value of insurance business acquired. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company is required to record a charge or credit to amortization expense for the period in which an adjustment is made.

As of December 31, 2025 and 2024, there was $5,734,872 and $5,362,726, respectively, of accumulated amortization of the value of insurance business acquired due to the purchases of FLAC and FBLIC. The Company expects to amortize the value of insurance business acquired by the following amounts over the next five years:, $347,522 in 2026, $326,360 in 2027, $307,124 in 2028, $290,156 in 2029 and $172,456 in 2030.

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
December 31, 2025 and 2024

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

Future Policy Benefits

Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

For long-duration insurance contracts, reserves for non-participating life insurance are generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year, product and limited pay cohorts (defined as the unit of account for liability measurement) are used for the reserve calculation and assumptions are periodically reviewed and updated. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are measured as of each reporting date to reflect the current upper-medium grade fixed income instrument yields, with the impact reported in accumulated other comprehensive income (loss).

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into issue year cohorts for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are selected in accordance with the applicable duration of the life insurance contracts based on the future benefit liability cash flow projection and are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract. Expected mortality and morbidity for participating life insurance contracts is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Since many of these factors are interdependent and subject to short-term volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that originally estimated. Any such difference would be recognized in the current year’s consolidated statement of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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

Accumulated Other Comprehensive Income (Loss)

FASB guidance requires the inclusion of unrealized gains or losses on available-for-sale securities, net of tax, as a component of other comprehensive income (loss).  Unrealized gains and losses recognized in accumulated other comprehensive income (loss) that are later recognized in net income through a reclassification adjustment are identified on the specific identification method. The FASB requires that if the discount rate associated with future policy benefits is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss) net of federal income taxes.

Revenues and Expenses

Revenues on traditional life insurance products consist of direct premiums reported as earned when due. Liabilities for future policy benefits are provided and acquisition costs are amortized in a systematic manner based on the related contract revenues or gross profits as appropriate.

The Company generates fee income and recognizes revenue from providing contractual services to third parties that are outside traditional life insurance sources of revenues.  This fee income is recognized as revenue in the Service Fees caption of the Statement of Operations for the years ended December 31, 2025 and 2024.  The primary source of this fee income during 2025 and 2024 was the recognition of fee income from providing residential mortgage loan on real estate lending opportunities to third parties through the introduction of qualified borrowers identified and provided by the Company.  This fee income is associated with a single performance obligation and is not recognized as revenue until the point in time the third party issues a residential mortgage loan on real estate to a qualified borrower identified and provided by the Company.  Additional fee income with one specific third party is recognized by the Company as contractual revenues for the Company being available to provide and providing services to manage brokered residential mortgage loans on real estate during the period that the obligations are held by the third party for the qualified borrower identified and provided by the Company.

Net Income Per Common Share Basic

For the year ended December 31, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,468,155) of Class A shares (9,382,218) and Class B shares (85,937) as of the reporting date. For the year ended December 31, 2024 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the year ended December 31, 2025, the net income allocated to the Class A shareholders of $6,100,244 is the total net income $6,156,120 less the net income allocated to the Class B shareholders $55,876. For the year ended December 31, 2024, the net income allocated to the Class A shareholders of $7,194,861 is the total net income $7,260,748 less the net income allocated to the Class B shareholders $65,887.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

The weighted average outstanding common shares basic for the year ended December 31, 2025 and 2024 were 9,382,218 and 9,384,340 for Class A shares and 101,102 for Class B shares.

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

Subsequent Events

Management has evaluated all events subsequent to December 31, 2025 through the date that these financial statements have been issued.

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

The amendments in this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted this Update for year-end reporting in 2024 and for interim periods beginning in 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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

The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2024. This guidance should be applied on a prospective basis but retrospective application is permitted. Early adoption was permitted. The Company adopted this Update and prescribed disclosures for year-end reporting in 2025 and also disclosed the information required by this Update for 2024 year-end reporting.

The Company will disclose supplementary information for taxes paid (recovered) for both 2025 and 2024.  Interim periods in 2025 will not disclose income (loss) from continuing operations before tax for domestic and foreign operations but will show the impact of foreign operating losses in the rate reconciliation. In addition, the total amounts of interest and penalties, if any, included in operating results and accrued in the statement of financial position will be disclosed.

Since FTFC is a holding company for life insurance and mortgage loan operations, FTFC pays premium taxes and very limited amounts of franchise taxes to states that are not based on allocated amounts of net income (loss).  The Company only pays state income taxes on the stand-alone taxable income of FTFC and TMC operations domiciled and operating in the state of Oklahoma. In addition, FTFC pays no foreign taxes or recovers any foreign losses on its operations outside the United States.  Based upon these facts, FTFC will not present disaggregated information for state taxes and foreign operations in its disclosures of federal income and other taxes in 2025 or 2024 but will have a rate reconciling item for non-taxable foreign tax income or losses .  This pronouncement is being applied on a prospective basis during 2025 and 2024 disclosures will be enhanced to be comparable to those of 2025.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance, Accounting Standards Update 2018-12 (ASU 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improved the timeliness of recognizing changes in the liability for future policy benefits, modified the rate used to discount future cash flows, simplified and improved accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplified the amortization of deferred acquisitions costs and expanded required disclosures.

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

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for its non-participating future policy benefits and deferred policy acquisition costs. ASU 2018-12 was adopted on a modified retrospective basis such that those balances for the liability for future policy benefits, deferred policy acquisition costs were adjusted to conform to ASU 2018-12 effective January 1, 2024 (i.e., the earliest period presented). With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

Based upon the adoption of ASU 2018-12, a cumulative effect adjustment of ($8,916,920) was recorded as a decrease to retained earnings, net of tax, and a cumulative effect adjustment of $7,125,531 was recorded as an increase to Accumulated Other Comprehensive Loss, net of tax, as of January 1, 2024, summarized as follows:

	As of January 1, 2024
	Retained Earnings	Accumulated Other Comprehensive Loss

Financial Component Impacted:
Future policy benefits	$(8,916,920)	$7,127,976
Deferred policy acquisition costs	-	(2,445)
Total impact on January 1, 2024 balance	$(8,916,920)	$7,125,531

The increase (decrease) on the impacted caption in the consolidated statements of financial position, consolidated statement of operations and consolidated statement of comprehensive income related to the retrospective cumulative effect adjustments of ASU 2018-12 as of January 1, 2024 is summarized as follows:

	As of December 31, 2024
		ASU 2018-12	ASU 2018-12
	As Previously	Adoption Impact	Adoption Impact	Post ASU 2018-12
Financial Statement Caption	Reported	January 1, 2024	December 31, 2024	Adoption
Statement of Financial Position
Recoverable from reinsurer	$9,845,838	$(22,581)	$65,851	$9,889,108
Deferred policy acquisition costs	66,640,453	(3,094)	2,762,007	69,399,366
Value of insurance business acquired	3,593,440	-	(216,288)	3,377,152
Total assets	686,448,898	(25,675)	2,611,570	689,034,793

Future policy benefits	138,027,832	2,241,906	(7,239,525)	133,030,213
Deferred federal income taxes	4,023,492	(476,192)	2,068,729	5,616,029
Total liabilities	617,398,670	1,765,714	(5,170,796)	613,993,588

Accumulated other comprehensive income (loss)	(11,024,079)	7,125,531	6,938,409	3,039,861
Accumulated earnings	37,202,901	(8,916,920)	843,957	29,129,938
Total shareholders' equity	69,050,228	(1,791,389)	7,782,366	75,041,205
Total liabilities and shareholders' equity	686,448,898	(25,675)	2,611,570	689,034,793

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Statement of Operations	Year Ended December 31, 2024
Increase in future policy benefits	$14,565,010	$1,477,678	$16,042,688
Amortization of deferred policy acquisition costs	10,775,374	(2,762,265)	8,013,109
Amortization of value of insurance business acquired	183,913	216,288	400,201
Deferred federal income tax expense	162,874	224,342	387,216
Net income	6,416,791	843,957	7,260,748
Net income per common share:
Class A	$0.6776	$0.0891	$0.7667
Class B	0.5759	0.0758	0.6517

Consolidated Statement of Comprehensive Income	Year Ended December 31, 2024
Net income	$6,416,791	$843,957	$7,260,748
Adjustment to deferred acquisition costs	(257)	257	-
Remeasurement gains on future policy benefit related to discount rate	-	8,783,053	8,783,053
Federal income tax expense (benefit)	(367,571)	1,844,387	1,476,816
Total other comprehensive income (loss)	(1,382,771)	6,938,409	5,555,638
Total comprehensive income	5,034,020	7,782,366	12,816,386

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

Transition for Sold Contracts

In December 2022, the FASB issued amendments (Accounting Standards Update 2022-5) to Accounting Standards Update 2018-12 (Targeted Improvements for Long-Duration Contracts) that originally required an insurance entity to apply a retrospective transition method as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application was elected. This updated guidance would have reduced implementation costs and complexity associated with the adoption of targeted improvements in accounting for long-duration contracts that would have been derecognized in accordance with Accounting Standards Update 2018-12 before the delayed effective date. Without the amendments in this Update, an insurance entity would have been required to reclassify a portion of gains or losses previously recognized in the sale or disposal of insurance contracts or legal entities because of the adoption of a new accounting standard. Because there is no effect on an insurance entity’s future cash flows, this reclassification may not have been useful to users of financial information.

The amendments in this guidance were effective for fiscal years beginning after December 15, 2024. Early adoption was permitted but was not elected by the Company. The Company adopted this pronouncement for its annual reporting as of and for the year ended December 31, 2025, with the amendments applied retrospectively as of January 1, 2024. Since the Company did not elect early adoption of ASU 2018-12, the adoption of this standard had no impact on the Company’s results of operations, financial position and liquidity.

Recent Accounting Pronouncements

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
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

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
December 31, 2025 and 2024

1. Organization and Significant Accounting Policies (continued)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments

Fixed Maturity Securities

Investments in fixed maturity securities as of December 31, 2025 and 2024 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	December 31, 2025
Fixed maturity securities
U.S. government and U.S. government agencies	$4,277,139	$8,812	$-	$4,285,951
States and political subdivisions	6,645,125	81,942	221,635	6,505,432
U.S. government agency mortgage backed securities	35,136,311	549,560	145,116	35,540,755
Commercial mortgage-backed securities	24,293,112	270,654	912,864	23,650,902
Residential mortgage-backed securities	2,490,458	5,498	28,357	2,467,599
Corporate bonds	102,571,386	744,128	4,714,451	98,601,063
Asset-backed securities	11,988,613	59,759	478,278	11,570,094
Exchange traded securities	500,000	-	8,000	492,000
Foreign bonds	26,837,279	79,509	1,124,079	25,792,709
Redeemable preferred securities	1,250,000	-	230,000	1,020,000
Total fixed maturity securities	$215,989,423	$1,799,862	$7,862,780	$209,926,505
Fixed maturity securities held in trust under coinsurance agreement	$16,595,881	$-	$4,218,278	$12,377,603

	December 31, 2024
Fixed maturity securities
U.S. government and U.S. government agencies	$4,263,791	$12,654	$480	$4,275,965
States and political subdivisions	8,156,851	173	463,791	7,693,233
U.S. government agency mortgage backed securities	41,085,693	20,347	870,659	40,235,381
Commercial mortgage-backed securities	19,999,386	5,070	1,505,058	18,499,398
Residential mortgage-backed securities	9,750	4,361	-	14,111
Corporate bonds	106,678,530	28,519	7,350,495	99,356,554
Asset-backed securities	15,628,104	67,390	796,910	14,898,584
Exchange traded securities	1,184,560	-	687,760	496,800
Foreign bonds	29,447,037	5,683	2,212,925	27,239,795
Redeemable preferred securities	1,250,000	-	214,000	1,036,000
Total fixed maturity securities	$227,703,702	$144,197	$14,102,078	$213,745,821
Fixed maturity securities held in trust under coinsurance agreement	$22,559,107	$21,034	$4,647,844	$17,932,297

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of December 31, 2025 and 2024 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	December 31, 2025
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$1,307,678	$44,604	5
U.S. government agency mortgage backed securities	5,160,399	123,520	6
Commercial mortgage-backed securities	695,052	1,718	1
Residential mortgage-backed securities	2,453,338	28,357	3
Corporate bonds	7,377,235	138,721	20
Asset-backed securities	1,210,524	5,917	5
Total less than 12 months in an unrealized loss position	18,204,226	342,837	40
More than 12 months in an unrealized loss position
States and political subdivisions	2,239,531	177,031	11
U.S. government agency mortgage backed securities	1,911,879	21,596	3
Commercial mortgage-backed securities	7,905,115	911,146	20
Corporate bonds	57,656,183	4,575,730	159
Asset-backed securities	7,139,007	472,361	20
Exchange traded securities	492,000	8,000	2
Foreign bonds	19,057,958	1,124,079	44
Redeemable preferred securities	1,020,000	230,000	4
Total more than 12 months in an unrealized loss position	97,421,673	7,519,943	263
Total fixed maturity securities in an unrealized loss position	$115,625,899	$7,862,780	303

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$89,555	$356	1
Total more than 12 months in an unrealized loss position	12,288,048	4,217,922	56
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$12,377,603	$4,218,278	57

	December 31, 2024
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$810,291	$480	4
States and political subdivisions	4,350,258	95,994	12
U.S. government agency mortgage backed securities	35,821,510	870,659	52
Commercial mortgage-backed securities	9,319,025	91,842	15
Corporate bonds	33,196,771	810,633	84
Asset-backed securities	1,811,793	29,633	6
Foreign bonds	5,707,531	185,096	11
Total less than 12 months in an unrealized loss position	91,017,179	2,084,337	184
More than 12 months in an unrealized loss position
States and political subdivisions	3,102,931	367,797	18
Commercial mortgage-backed securities	7,541,167	1,413,216	21
Corporate bonds	61,587,904	6,539,862	182
Asset-backed securities	7,391,463	767,277	21
Exchange traded securities	496,800	687,760	2
Foreign bonds	20,747,051	2,027,829	55
Redeemable preferred securities	1,036,000	214,000	4
Total more than 12 months in an unrealized loss position	101,903,316	12,017,741	303
Total fixed maturity securities in an unrealized loss position	$192,920,495	$14,102,078	487

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$110,506	$616	1
Total more than 12 months in an unrealized loss position	15,142,397	4,647,228	67
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$15,252,903	$4,647,844	68

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

As of December 31, 2025, the Company held 303 available-for-sale fixed maturity securities with an unrealized loss of $7,862,780, fair value of $115,625,899 and amortized cost of $123,488,679. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2025. The ratio of the fair value to the amortized cost of these 303 securities is 94%.

As of December 31, 2024, the Company held 487 available-for-sale fixed maturity securities with an unrealized loss of $14,102,078, fair value of $192,920,495 and amortized cost of $207,022,573. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2024. The ratio of the fair value to the amortized cost of these 487 securities is 93%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the year ended December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025	December 31, 2024

Beginning balance	$(725,960)	$(430,470)
Current estimate of credit losses	195,976	(295,490)
Ending balance	$(529,984)	$(725,960)

Net unrealized losses included in other comprehensive income for investments classified as available-for-sale, net of the effect of deferred income taxes and future policy benefits related to discount rate as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Unrealized depreciation
Available-for-sale fixed maturity securities	$(6,062,918)	$(13,957,881)
Other long-term investments	(50,714)	-
Future policy benefits related to discount rate	16,873,830	17,805,807
Deferred income taxes	(2,259,642)	(808,065)
Accumulated other comprehensive income	$8,500,556	$3,039,861

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,218,278)	$(4,626,810)

The information on future policy benefits related to discount rate is discussed in Note 7.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities as of December 31, 2025, by contractual maturity, are summarized as follows:

	December 31, 2025
	Fixed Maturities Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$9,117,753	$9,048,591
Due in one year through five years	28,018,097	27,249,555
Due after five years through ten years	50,202,692	49,129,703
Due after ten years	100,461,768	97,255,325
Due at multiple maturity dates	28,189,113	27,243,331
	$215,989,423	$209,926,505

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of December 31, 2025, by contractual maturity, are summarized as follows:

	December 31, 2025
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$470,681	$469,228
Due after one year through five years	-	-
Due after five years through ten years	542,983	504,662
Due after ten years	13,711,803	9,765,184
Due at multiple maturity dates	1,870,414	1,638,529
	$16,595,881	$12,377,603

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	Fixed Maturity Securities		Equity Securities		Investment Real Estate
	2025	2024	2025	2024	2025	2024
Proceeds	$78,586,070	$15,179,021	$6,944	$5	$496,424	$276,956
Gross realized gains	235,275	26,198	6,944	-	44,054	11,251
Gross realized losses	(109,478)	(125,381)	-	(4)	-	-
Loss on impairments	-	-	-	-	-	(129,436)

	Years Ended December 31,
	Mortgage Loans on Real Estate		Other Long-Term Investments
	2025	2024	2025	2024
Proceeds	$137,548,533	$173,048,603	$14,597,345	$17,288,490
Gross realized gains	-	734,323	-	45,650
Gross realized losses	(1,137)	(34,442)	-	-
Loss on impairments	-	-	-	-

The accumulated change in net unrealized investment gains (losses) for fixed maturity available-for-sale securities for the years ended December 31, 2025 and 2024 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, investment real estate, mortgage loans on real estate and other long-term investments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$7,894,963	$(1,750,599)
Fixed maturity securities held in trust under coinsurance agreement	408,532	546,091
Other long-term investments	(50,714)	-

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	125,797	(99,183)
Fixed maturity securities credit losses	195,976	(295,490)
Equity securities, sale of securities	6,944	(4)
Equity securities, changes in fair value	125,540	(97,284)
Investment real estate	44,054	11,251
Mortgage loans on real estate	(1,137)	699,881
Other long-term investments	-	45,650

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

Mortgage Loans on Real Estate

The Company’s mortgage loans by property type as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024

Residential mortgage loans	$221,015,308	$195,050,397
Commercial mortgage loans by property type
Agricultural	241,755	244,253
Apartment	6,556,864	4,634,586
Industrial	2,631,676	357,193
Lodging	1,235,173	-
Office building	5,746,795	4,120,057
Retail	13,472,143	4,958,018
Total commercial mortgage loans by property type	29,884,406	14,314,107
Total mortgage loans	$250,899,714	$209,364,504

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$5,298,828	$12,660,117
Less unearned interest on mortgage loans	-	-
Total mortgage loans held in trust under coinsurance agreement	$5,298,828	$12,660,117

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
Loan-To-Value Ratio	2025	2024	2025	2024	2025	2024
Over 70% to 80%	$80,961,159	$59,821,794	$2,994,034	$3,119,335	$83,955,193	$62,941,129
Over 60% to 70%	57,882,384	55,743,022	4,219,456	2,178,948	62,101,840	57,921,970
Over 50% to 60%	41,230,931	36,901,362	2,955,812	2,754,800	44,186,743	39,656,162
Over 40% to 50%	20,034,515	23,308,719	8,882,500	3,020,985	28,917,015	26,329,704
Over 30% to 40%	10,765,292	10,242,789	4,641,724	1,094,274	15,407,016	11,337,063
Over 20% to 30%	5,555,166	4,944,666	2,916,747	1,232,344	8,471,913	6,177,010
Over 10% to 20%	3,899,780	3,052,985	3,018,417	420,896	6,918,197	3,473,881
10% or less	686,081	1,035,060	255,716	492,525	941,797	1,527,585
Total	$221,015,308	$195,050,397	$29,884,406	$14,314,107	$250,899,714	$209,364,504

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

The outstanding principal balance of mortgage loans, by state, as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Alabama	$744,463	0.30%	$198,930	0.10%
Alaska	100,133	0.04%	-	0.00%
Arizona	3,205,846	1.28%	1,738,410	0.83%
Arkansas	845,517	0.34%	583,289	0.28%
California	31,789,471	12.67%	27,618,504	13.19%
Colorado	2,936,896	1.17%	1,085,111	0.52%
Connecticut	1,537,210	0.61%	980,186	0.47%
Delaware	384,686	0.15%	416,918	0.20%
District of Columbia	51,657	0.02%	52,366	0.03%
Florida	58,037,355	23.11%	56,399,835	26.92%
Georgia	7,041,641	2.81%	6,969,271	3.33%
Hawaii	1,292,086	0.51%	720,594	0.34%
Idaho	601,254	0.24%	115,280	0.06%
Illinois	2,038,043	0.81%	1,674,682	0.80%
Indiana	240,274	0.10%	151,162	0.07%
Kansas	468,024	0.19%	176,949	0.08%
Kentucky	372,389	0.15%	182,733	0.09%
Louisiana	431,980	0.17%	313,061	0.15%
Maine	113,186	0.05%	116,181	0.06%
Maryland	1,560,787	0.62%	1,343,155	0.64%
Massachusetts	1,386,824	0.55%	1,913,534	0.91%
Michigan	1,271,033	0.51%	555,564	0.27%
Minnesota	1,036,659	0.41%	946,318	0.45%
Mississippi	221,796	0.09%	52,819	0.03%
Missouri	1,266,932	0.50%	1,953,587	0.93%
Montana	79,179	0.03%	-	0.00%
Nevada	3,796,707	1.51%	1,124,018	0.54%
New Hampshire	148,549	0.06%	-	0.00%
New Jersey	16,682,452	6.65%	11,308,858	5.40%
New Mexico	341,874	0.14%	172,157	0.08%
New York	28,817,129	11.49%	27,423,733	13.10%
North Carolina	8,173,657	3.26%	6,479,633	3.09%
Ohio	14,885,177	5.93%	9,993,304	4.77%
Oklahoma	695,175	0.28%	513,490	0.25%
Oregon	1,358,961	0.54%	490,002	0.23%
Pennsylvania	3,152,990	1.26%	2,155,957	1.03%
Rhode Island	998,682	0.40%	750,266	0.36%
South Carolina	5,670,768	2.26%	2,114,480	1.01%
South Dakota	162,000	0.06%	162,000	0.08%
Tennessee	3,104,604	1.24%	1,916,828	0.92%
Texas	36,748,078	14.65%	34,797,777	16.62%
Utah	1,996,832	0.80%	407,721	0.19%
Vermont	21,711	0.01%	22,540	0.01%
Virginia	4,120,054	1.64%	2,486,671	1.19%
Washington	1,774,172	0.71%	1,616,854	0.77%
Wisconsin	155,436	0.06%	160,167	0.08%
West Virginia	45,003	0.02%	45,574	0.02%
Wyoming	244,025	0.10%	-	0.00%
Mortgage loan allowance	(1,249,643)	-0.50%	(1,035,965)	-0.49%
	$250,899,714	100.00%	$209,364,504	100.00%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

During 2025, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and transferred those properties to investment real estate held for sale. During 2024, the Company foreclosed on residential mortgage loans of real estate totaling $1,441,287 and transferred those properties to investment real estate held for sale.

The principal balances of the 2,179 residential mortgage loans owned by the Company as of December 31, 2025 that aggregated to $221,015,308 ranged from a low of $140 to a high of $1,590,750 and the interest rates ranged from 3.427% to 16.00%. The principal balances of the 64 commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans owned by the Company as of December 31, 2025 that aggregated to $29,884,406 ranged from a low of $9,943 to a high of $2,328,086 and the interest rates ranged from 5.96% to 16.01%.

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

There were 40 mortgage loans with a remaining principal balance of $6,874,012 that were more than 90 days past due as of December 31, 2025. There were 11 mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,179,517 as of December 31, 2025.

There were 30 mortgage loans with a remaining principal balance of $8,120,666 that were more than 90 days past due as of December 31, 2024. There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $4,111,940 as of December 31, 2024.

There are allowances for losses on mortgage loans of $1,249,643 and $1,035,965 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, $890,250 independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator. As of December 31, 2024, $754,448 of independent mortgage loan balances are held in escrow by a third party for the benefit of the Company related to its investment in mortgage loans on real estate with one loan originator.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

The Company’s investment real estate as of December 31, 2025 and 2024 is summarized as follows:

	December 31,
	2025	2024
Land - held for investment	$411,000	$411,000
Residential real estate - held for sale	2,115,085	1,940,549
Total investment in real estate	$2,526,085	$2,351,549

Other Long-Term Investments

The Company’s other long-term investments as of December 31, 2025 and December 31, 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Lotteries	$50,487,453	$57,462,681
Co-op loans	556,682	760,833
Investments in specified properties	231,984	-
Total long-term investments	$51,276,119	$58,223,514

The Company’s other long-term investments in lottery prize cash flows were $50,487,453 and $57,462,681 as of December 31, 2025 and December 31, 2024, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $556,682 and $760,833 as of December 31, 2025 and December 31, 2024, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost and fair value of other long-term investments in investments in specified properties were $282,698 and $231,984, respectively, as of December 31, 2025. The Company has unfunded commitments for new investments totaling $4,872,846 as of December 31, 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

The amortized cost and estimated fair value of lottery prize cash flows, by contractual maturity, as of December 31, 2025 are summarized as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Due in one year or less	$11,844,574	$11,955,704
Due in one year through five years	23,838,909	25,190,632
Due after five years through ten years	9,796,956	11,339,867
Due after ten years	5,007,014	6,506,648
	$50,487,453	$54,992,851

The outstanding balance of lottery prize cash flows, by state lottery, as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Arizona	$219,710	0.44%	$255,903	0.45%
California	5,487,896	10.87%	6,366,945	11.08%
Connecticut	2,340,442	4.64%	2,600,183	4.52%
Florida	4,522,650	8.96%	3,304,344	5.75%
Georgia	2,768,456	5.48%	3,316,521	5.77%
Illinois	3,511,539	6.96%	3,323,336	5.78%
Indiana	2,982,429	5.91%	3,675,764	6.40%
Massachusetts	7,811,190	15.47%	10,772,405	18.75%
Michigan	145,078	0.29%	168,551	0.29%
Missouri	40,044	0.08%	51,776	0.09%
New Jersey	113,848	0.23%	35,894	0.06%
New York	14,207,946	28.13%	16,430,600	28.59%
Ohio	4,242,465	8.40%	4,177,016	7.27%
Oregon	-	0.00%	15,253	0.03%
Pennsylvania	704,042	1.39%	728,145	1.27%
Texas	852,876	1.69%	1,421,319	2.47%
Vermont	299,521	0.59%	571,856	1.00%
Washington	237,321	0.47%	246,870	0.43%
	$50,487,453	100.00%	$57,462,681	100.00%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

2. Investments (continued)

Major categories of net investment income for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024

Fixed maturity securities	$10,151,308	$8,534,951
Equity securities	344,075	135,911
Other long-term investments	4,134,695	4,444,639
Mortgage loans	21,044,829	17,079,731
Policy loans	363,968	291,170
Short-term and other investments	1,420,409	2,531,767
Gross investment income	37,459,284	33,018,169
Investment expenses	(2,777,908)	(2,495,589)
Net investment income	$34,681,376	$30,522,580

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
December 31, 2025 and 2024

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

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	December 31, 2025
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,285,951	$-	$4,285,951
States and political subdivisions	-	6,505,432	-	6,505,432
U.S. government agency mortgage backed securities	-	35,540,755	-	35,540,755
Commercial mortgage-backed securities	-	23,650,902	-	23,650,902
Residential mortgage-backed securities	-	2,467,599	-	2,467,599
Corporate bonds	-	98,601,063	-	98,601,063
Asset-backed securities	-	11,570,094	-	11,570,094
Exchange traded securities	-	492,000	-	492,000
Foreign bonds	-	25,792,709	-	25,792,709
Redeemable preferred securities	-	1,020,000	-	1,020,000
Total fixed maturity securities	$-	$209,926,505	$-	$209,926,505
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$12,377,603	$-	$12,377,603
Equity securities
Mutual funds	$-	$43,837	$-	$43,837
Corporate common stock	289,214	5,347,910	156,614	5,793,738
Total equity securities	$289,214	$5,391,747	$156,614	$5,837,575

	December 31, 2024
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,275,965	$-	$4,275,965
States and political subdivisions	-	7,693,233	-	7,693,233
U.S. government agency mortgage backed securities	-	40,235,381	-	40,235,381
Commercial mortgage-backed securities	-	18,499,398	-	18,499,398
Residential mortgage-backed securities	-	14,111	-	14,111
Corporate bonds	-	99,356,554	-	99,356,554
Asset-backed securities	-	14,898,584	-	14,898,584
Exchange traded securities	-	496,800	-	496,800
Foreign bonds	-	27,239,795	-	27,239,795
Redeemable preferred securities	-	1,036,000	-	1,036,000
Total fixed maturity securities	$-	$213,745,821	$-	$213,745,821
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$17,932,297	$-	$17,932,297
Equity securities
Mutual funds	$-	$48,375	$-	$48,375
Corporate common stock	232,365	4,999,414	55,908	5,287,687
Total equity securities	$232,365	$5,047,789	$55,908	$5,336,062

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

3. Fair Value Measurements (continued)

As of December 31, 2025 and 2024, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investments with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the years ended December 31, 2025 and 2024 is summarized as follows:

	December 31,
	2025	2024

Beginning balance	$55,908	$65,240
Joint venture investment	150,000	-
Joint venture net income	67,481	106,039
Joint venture distribution	(116,775)	(115,371)
Ending balance	$156,614	$55,908

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

3. Fair Value Measurements (continued)

Fair Value of Financial Instruments

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and 2024, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	December 31, 2025
Financial assets
Mortgage loans on real estate
Commercial	$29,884,406	$31,628,099	$-	$-	$31,628,099
Residential	221,015,308	254,274,268	-	-	254,274,268
Policy loans	5,132,086	5,132,086	-	-	5,132,086
Other long-term investments	51,276,119	55,781,517	-	104,830	55,676,687
Cash and cash equivalents	39,496,427	39,496,427	39,496,427	-	-
Accrued investment income	6,454,380	6,454,380	-	-	6,454,380
Total financial assets	$353,258,726	$392,766,777	$39,496,427	$104,830	$353,165,520
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$5,298,828	$5,298,828	$-	$-	$5,298,828
Cash and cash equivalents	3,118,582	3,118,582	3,118,582	-	-
Total financial assets held in trust under coinsurance agreement	$8,417,410	$8,417,410	$3,118,582	$-	$5,298,828
Financial liabilities
Policyholders' account balances	$417,120,647	$360,391,979	$-	$-	$360,391,979
Policy claims	3,143,579	3,143,579	-	-	3,143,579
Total financial liabilities	$420,264,226	$363,535,558	$-	$-	$363,535,558

	December 31, 2024
Financial assets
Mortgage loans on real estate
Commercial	$14,314,107	$14,724,122	$-	$-	$14,724,122
Residential	195,050,397	211,590,742	-	-	211,590,742
Policy loans	4,367,534	4,367,534	-	-	4,367,534
Other long-term investments	58,223,514	63,062,063	-	-	63,062,063
Cash and cash equivalents	64,344,122	64,344,122	64,344,122	-	-
Accrued investment income	5,746,167	5,746,167	-	-	5,746,167
Total financial assets	$342,045,841	$363,834,750	$64,344,122	$-	$299,490,628
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$12,660,117	$12,660,117	$-	$-	$12,660,117
Overdraft	(89,726)	(89,726)	(89,726)	-	-
Total financial assets held in trust under coinsurance agreement	$12,570,391	$12,570,391	$(89,726)	$-	$12,660,117
Financial liabilities
Policyholders' account balances	$431,190,092	$365,288,900	$-	$-	$365,288,900
Policy claims	2,478,465	2,478,465	-	-	2,478,465
Total financial liabilities	$433,668,557	$367,767,365	$-	$-	$367,767,365

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

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

4. Special Deposits

TLIC and FBLIC are required to hold assets on deposit for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of December 31, 2025 and 2024, these required deposits had amortized costs that totaled $5,074,730 and $6,740,988, respectively. As of December 31, 2025 and 2024, these required deposits had fair values that totaled $5,077,193 and $6,735,209, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

5. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of December 31, 2025, $890,250 of independent residential mortgage loans on real estate are held in escrow by a third party for the benefit of the Company.   As of December 31, 2025, $879,146 of that escrow amount is available to the Company as additional collateral on $4,722,878 of advances to the loan originator. The remaining December 31, 2025 escrow amount of $11,104 is available to the Company as additional collateral on its investment of $2,220,809 in mortgage loans on real estate. In addition, the Company has an additional $1,249,643 allowance for possible loan losses in the remaining $206,157,105 of investments in mortgage loans on real estate as of December 31, 2025.

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

As of December 31, 2025, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,617,000 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $383,000 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate as of and for the years ended December 31, 2025 and 2024 are summarized as follows (excluding $2,220,809 and $3,207,399 of mortgage loans on real estate as of December 31, 2025 and 2024, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Years Ended December 31,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2025	2024	2025	2024	2025	2024
Allowance, beginning	$964,035	$1,085,919	$71,930	$78,183	$1,035,965	$1,164,102
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	135,435	(121,884)	78,243	(6,253)	213,678	(128,137)
Allowance, ending	$1,099,470	$964,035	$150,173	$71,930	$1,249,643	$1,035,965

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,099,470	$964,035	$150,173	$71,930	$1,249,643	$1,035,965

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$218,794,499	$191,842,998	$29,884,406	$14,314,107	$248,678,905	$206,157,105

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

6. Deferred Policy Acquisition Costs

Incremental direct costs of insurance contract acquisition as well as certain costs that vary with and are directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and annuity contracts are capitalized in the period they are incurred. Maintenance costs and acquisition costs that are not deferrable are charged to operating expenses as incurred.

For our long-duration insurance products and annuity contracts, deferred policy acquisition costs are amortized on a constant level basis over the expected life of the contracts using groupings and assumptions consistent with those used in computing policyholder liabilities. For each of our long-duration insurance products, the Company selects the number of policies inforce measure as a basis for amortization that will result in a constant level amortization pattern for the expected life of the contract. If the Company’s actual contract terminations differ from our expectation, the amortization pattern is adjusted on a prospective basis.

Some of the Company’s life and annuity products have renewal commissions resulting in new deferred policy acquisition cost capitalizations in the years following the initial capitalization. The new capitalizations are added to the existing deferred policy acquisition cost balance when incurred and amortized over the remaining life of the insurance products impacted.

The Company reviews and updates actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for deferred policy acquisition costs and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The Company makes model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statements of operations for the years ended December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Life	$2,478,717	$5,772,878
Annuity	(1,441,066)	2,834,475
Total	$1,037,651	$8,607,353

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$57,778,383	$11,620,983	$69,399,366
Capitalized	11,247,572	732,130	11,979,702
Amortized	(8,768,855)	(2,173,196)	(10,942,051)
Increase (decrease)	2,478,717	(1,441,066)	1,037,651
Deferred policy acquisition costs, ending	$60,257,100	$10,179,917	$70,437,017

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

6. Deferred Policy Acquisition Costs (continued)

	Year Ended December 31, 2024
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$52,005,505	$8,786,508	$60,792,013
Capitalized	12,013,373	4,607,089	16,620,462
Amortized	(6,240,495)	(1,772,614)	(8,013,109)
Increase	5,772,878	2,834,475	8,607,353
Deferred policy acquisition costs, ending	$57,778,383	$11,620,983	$69,399,366

7. Liability for Future Policy Benefits

Future policy benefits include reserves for long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the years ended December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025		December 21, 2024
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$133,088,475	$228,572,260	$136,440,963	$230,960,490
Effect of changes in disount rate	10,348,860	28,154,664	4,387,690	13,410,444
Beginning balance at original discount rate	$143,437,335	$256,726,924	$140,828,653	$244,370,934
Effect of changes in cash flow considerations	-	-	-	-
Effect of actual variances from expected	(8,728,778)	(8,881,230)	(5,551,632)	(5,698,938)
Trued-Up balance	$134,708,557	$247,845,694	$135,277,021	$238,671,996
New issuances	18,261,777	19,542,430	20,072,405	21,534,079
Net premium collected	(18,296,782)	-	(18,048,361)	-
Interest accrual	6,013,020	11,231,313	6,136,271	11,020,492
Withdrawal/surrenders	-	(2,615,927)	-	(2,033,329)
Benefit payments	-	(14,148,145)	-	(12,466,315)
Ending balance at original discount rate	$140,686,572	$261,855,366	$143,437,335	$256,726,924
Effect of changes in discount rate	(9,629,855)	(26,509,626)	(10,348,860)	(28,154,664)
Balance, end of year	$131,056,717	$235,345,739	$133,088,475	$228,572,260
Reinsurance recoverable	$744,285		$747,948
Net liability for future policy benefits	$103,544,737		$94,735,837
Deferred profit liability	$2,449,123		$2,282,071

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

7. Liability for Future Policy Benefits (continued)

The composition of future policy benefits as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Future policy benefits meetng ASU 2018-12 standards	$104,289,022	$95,483,785
Reinsurance recoverable	(744,285)	(747,948)
Subtotal	103,544,737	94,735,837
Deferred policy liability	2,449,123	2,282,071
Total future policy benefits meeting ASU 2018-12 standards	105,993,860	97,017,908
Future policy benefits not meetng ASU 2018-12 standards:
Participating life insurance contracts not on contribution basis	26,321,494	18,646,923
Reduced paid up and extended term life insurance contracts	7,916,928	7,922,619
Other	1,703,169	1,841,732
Total future policy benefits not meeting ASU 2018-12 standards	35,941,591	28,411,274
Future policy benefit reinsurance ceded	7,293,356	7,601,031
Total future policy benefits	$149,228,807	$133,030,213

The undiscounted expected future benefit payments and gross premiums as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$412,423,668	$226,864,424	$214,211,964
Benefits	523,560,543	261,855,366	235,345,739

	December 31, 2024
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$340,811,452	$232,308,045	$218,346,357
Benefits	448,944,087	256,726,924	228,572,260

The weighted-average interest rates as of December 31, 2025 and 2024 are summarized as follows:

December 31, 2025
Weighted-average interest rate
Original discount rate	3.93%
Current discount rate	4.85%

December 31, 2024
Weighted-average interest rate
Original discount rate	4.29%
Current discount rate	5.47%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

7. Liability for Future Policy Benefits (continued)

The weighted-average durations of the liability in years as of December 31, 2025 and 2024 are summarized as follows:

December 31, 2025
Weighted-average duration of the liability
Original duration of the liability in years	15.60
Current duration of the liability in years	15.18

December 31, 2024
Weighted-average duration of liability
Original duration of the liability in years	14.68
Current duration of the liability in years	14.13

The actual experience during the years ended December 31, 2025 and 2024 compared to what was expected for the years ended December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025
	Amount Inforce	Mortality	Lapsation	Total
Expected	$763,695,013	$14,829,920	$4,604,833	$19,434,753
Expected rate		1.94%	0.60%	2.54%
Actual	$763,650,013	$14,156,154	$2,617,895	$16,774,048
Actual rate		1.85%	0.34%	2.20%
Actual to expected ratio		95.46%	56.85%	86.31%

	December 31, 2024
	Amount Inforce	Mortality	Lapsation	Total
Expected	$693,949,092	$12,623,875	$3,987,836	$16,611,710
Expected rate		1.82%	0.57%	2.39%
Actual	$693,887,092	$12,512,389	$2,038,660	$14,551,048
Actual rate		1.80%	0.29%	2.10%
Actual to expected ratio		99.13%	51.13%	87.60%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

8. Policyholders’ Account Balances

Policyholders’ Account Balances include annuity contracts and deposit-type liabilities that are composed of supplemental contracts without life contingencies, premium deposit funds, premium growth funds and dividend accumulation funds that are all included in the annuity segment of the Company’s operations.

The composition of annuities and deposit-type liabilities included in Policyholders’ Account Balances as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Annuity	$412,013,139	$425,551,055
Deposit-type liabilities
Dividend accumulations	2,558,598	2,515,825
Supplemental contracts with out life contingencies	1,042,141	1,301,299
Premium and other deposit funds	1,506,769	1,821,913
Total deposit-type liabilites	5,107,508	5,639,037
Total Policyholders' account balances'	$417,120,647	$431,190,092

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of December 31, 2025 and 2024 are presented as follows:

December 31, 2025
Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%			$-	$-	$-	$-	$-
2.00%	to	2.99%	116,178	729,836	1,183,315	2,391,536	4,420,865
3.00%	to	3.99%	35,319,569	6,971,248	21,064,564	17,902,561	81,257,941
Greater than 4.00%			36,815,485	(87)	28,302,393	259,073,966	324,191,759
Total			$72,251,233	$7,700,996	$50,550,272	$279,368,064	$409,870,565

December 31, 2024
Range of Guaranteed Minimum Crediting Rates			At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%			$-	$-	$-	$-	$-
2.00%	to	2.99%	227,185	1,409,303	1,443,256	2,786,879	5,866,623
3.00%	to	3.99%	44,530,226	7,690,170	30,121,798	28,815,198	111,157,393
Greater than 4.00%			36,808,922	(87)	32,918,512	236,545,573	306,272,921
Total			$81,566,334	$9,099,387	$64,483,566	$268,147,650	$423,296,937

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

8. Policyholders’ Account Balances (continued)

The change in the policyholders account balances for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Policyholders' account balances, beginning	$431,190,092	$391,247,676
Deposits	26,337,459	141,387,484
Withdrawals	(71,889,578)	(166,419,069)
Funds withheld under coinsurance agreement	12,341,759	49,093,320
Interest credited	19,140,915	15,880,681
Increase (decrease)	(14,069,445)	39,942,416
Policyholders' account balances, ending	$417,120,647	$431,190,092

Weighted Average Crediting Rate	4.51%	3.86%
Cash surrender value	$394,039,293	$405,683,425

9. Federal Income and Other Taxes

FTFC filed 2024 and 2023 consolidated federal income tax returns that included TLIC, FBLIC, FTFC and TMC as a consolidated group of companies in accordance with federal tax regulations.

Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

A reconciliation of federal income tax expense amounts and percentages computed by applying the federal income tax rate of 21% to income before federal income tax expense for the years ended December 31, 2025 and 2024, respectively, are summarized as follows:

	Years Ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Expected tax expense	$1,656,425	21.00%	$1,920,364	21.00%
Capital gains taxes	151,490	1.93%	262,248	2.86%
Meals and entertainment	74,226	0.94%	12,604	0.14%
Non taxable international losses	58,598	0.74%	47,007	0.51%
Difference in unapplied cash receipts	(13,330)	-0.17%	(99,571)	-1.09%
Future policy benefits	(13,408)	-0.17%	(109,104)	-1.19%
Reinsurance recoverable (payable)	(65,984)	-0.84%	(102,745)	-1.12%
Other	(116,400)	-1.48%	(46,961)	-0.51%
Total income tax expense	$1,731,617	21.95%	$1,883,842	20.60%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

9. Federal Income Taxes (continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Deferred tax liabilities:
Deferred policy acquisition costs	$12,739,039	$12,439,335
Future policy benefits related to discount rate	3,543,504	3,738,517
Value of insurance business acquired	631,052	709,202
Reinsurance recoverable	259,411	241,766
Due premiums	118,201	105,280
Equity securities	8,669	-
Total deferred tax liabilities	17,299,876	17,234,100
Deferred tax assets:
Policyholders' account balances and future policy benefits	$9,036,076	$8,321,531
Net unrealized investment losses	1,283,862	2,930,451
Mortgage loans	260,372	210,691
Available-for-sale fixed maturity securities	77,120	104,293
Unearned investment income	17,267	23,945
Equity securities	-	17,695
Other liabilities	19,039	5,709
Other long-term investments	10,890	-
Dividend liability	7,000	-
Investment real estate	3,756	3,756
Total deferred tax assets	10,715,382	11,618,071
Net deferred tax liabilities	$6,584,494	$5,616,029

The Company has no known uncertain tax benefits within its provision for federal income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts.  The 2022 through 2025 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements. The Company paid (recovered) federal income taxes of $3,449,824 and ($4,603,379) for the years ended December 31, 2025 and 2024, respectively.

The Company paid premium taxes to the various state jurisdictions in which it is licensed as a life insurance operation that are not based upon income of $667,815 and $749,164 for the years ended December 31, 2025 and 2024, respectively. The Company also pays limited franchise taxes to various state jurisdictions that are not based upon income. The Company also pays a state income tax in Oklahoma related to its taxable income from its FTFC and TMC stand-alone operations that are domiciled and operate in Oklahoma. The Company paid franchise and state taxes of $191,964 and $72,106 for the years ended December 31, 2025 and 2024, respectively. These premium, franchise and state income taxes are included in the “Other underwriting, insurance and acquisition expenses” caption on the Company’s Consolidated Statement of Operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

10. Reinsurance

Statutory reinsurance assumed and ceded amounts for TLIC and FBLIC for 2025 and 2024 are summarized as follows:

	2025	2024

Premiums assumed	$13,941,600	$11,429,232
Commissions and expense allowances assumed	4,601,348	4,655,697
Benefits assumed	323,491	365,345
Reserve credits assumed	27,860,016	19,607,266
In force amount assumed	380,853,874	330,534,332

Premiums ceded	391,787	446,138
Commissions and expense allowances ceded	9,873	8,994
Benefits ceded	2,258,861	3,773,887
Reserve credits ceded	33,644,345	45,161,575
In force amount ceded	61,992,312	64,646,723

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
December 31, 2025 and 2024

10. Reinsurance (continued)

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

11. Leases

The Company leases 9,031 square feet of office space in Tulsa, Oklahoma. The lease began on October 1, 2015 and the Company signed an amended lease agreement effective October 24, 2025 and ending on September 30, 2032. The amended lease agreement provides for the expansion of the existing premises from 7,302 square feet to 9,031 square feet. The Company incurred rent expense (including charges for the lessor’s building operating expenses above those specified in the lease agreement less monthly amortization of the leasehold improvement allowance received from the lessor) of $126,966 and $115,309 for the years ended December 31, 2025 and 2024, respectively.

In accordance with the amended lease, the Company was provided an allowance of $60,716 for leasehold improvements. The future minimum lease payments to be paid under the non-cancellable lease agreement are $155,672, $160,323, $165,154, $170,144, $175,247, $180,507 and $138,378 for the years 2026, 2027, 2028, 2029, 2030, 2031 and 2032, respectively.

The Company has lease assets and lease liabilities in equivalent amounts totaling $924,201 and $270,649 for the years ended December 31, 2025 and 2024, respectively.

12. Shareholders’ Equity and Statutory Accounting Practices

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

12. Shareholders’ Equity and Statutory Accounting Practices (continued)

The statutory net income (loss) for TLIC amounted to $2,715,972 and ($1,726,700) for the years ended December 31, 2025 and 2024, respectively. The statutory capital and surplus of TLIC was $19,444,721 and $13,148,069 as of December 31, 2025 and 2024, respectively. The statutory net income (loss) for FBLIC amounted to $2,625,363 and ($2,596,050) for the years ended December 31, 2025 and 2024, respectively. The statutory capital and surplus of FBLIC was $13,586,413 and $10,677,658 as of December 31, 2025 and 2024, respectively.

TLIC and FBLIC are subject to Oklahoma laws that limit the amount of dividends insurance companies can pay to stockholders without approval of the Oklahoma Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $532,472 as of December 31, 2025. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $2,899,895 in 2026 without prior approval. FBLIC has paid no dividends to TLIC in 2025 and 2024. TLIC has paid no dividends to FTFC in 2025 and 2024.

13. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

These segments as of and for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
	2025	2024
Revenues:
Life insurance operations	$53,435,145	$49,513,873
Annuity operations	25,660,366	24,316,397
Corporate operations	5,222,787	2,520,919
Total	$84,318,298	$76,351,189
Income before federal income taxes:
Life insurance operations	$5,673,241	$6,310,062
Annuity operations	(523,101)	1,600,856
Corporate operations	2,737,597	1,233,672
Total	$7,887,737	$9,144,590
Amortization expense:
Life insurance operations	$1,766,069	$6,920,330
Annuity operations	9,548,128	1,492,980
Total	$11,314,197	$8,413,310

	December 31,
	2025	2024
Assets:
Life insurance operations	$180,762,415	$162,051,760
Annuity operations	493,747,063	513,440,771
Corporate operations	14,674,801	13,542,262
Total	$689,184,279	$689,034,793

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

13. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,163,724	$-	$-	$2,163,724
Net invesment income	2,037,110	2,329,509	(207,823)	4,158,796
Net realized investment gains less impairments	99,984	261,805	-	361,789
Service fees and other income	(379,546)	(1,247,345)	2,909,691	1,282,800
Total revenue	3,921,272	1,343,969	2,701,868	7,967,109

Benefits and claims
Increase in future policy benefits	(463,017)	-	-	(463,017)
Death benefits	1,983,178	-	-	1,983,178
Surrenders	803,111	-	-	803,111
Interest credited to policyholders	-	3,260,234	-	3,260,234
Dividend, endowment and supplementary life contract benefits	70,106	-	-	70,106
Total benefits and claims	2,393,378	3,260,234	-	5,653,612
Expenses
Policy acquisition costs deferred net of amortization	3,294,160	4,275,542	-	7,569,702
Amortization of value of insurance business acquired	(14,028)	(14,027)	-	(28,055)
Commissions	(554,451)	(3,847,047)	-	(4,401,498)
Other underwriting, insurance and acquisition expenses	(560,966)	(206,776)	1,197,943	430,201
Total expenses	2,164,715	207,692	1,197,943	3,570,350
Total benefits, claims and expenses	4,558,093	3,467,926	1,197,943	9,223,962
Income (loss) before federal income tax expense (benefit)	$(636,821)	$(2,123,957)	$1,503,925	$(1,256,853)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

13. Segment Data (continued)

Disaggregated financial information for these segments, as regularly provided to the CODM, as of December 31, 2025 and 2024 is summarized as follows:

Year ended December 31, 2025:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$44,042,620	$-	$-	$44,042,620
Net invesment income	9,082,045	24,745,019	854,312	34,681,376
Net realized investment gains less impairments	133,521	363,653	-	497,174
Service fees and other income	176,959	551,694	4,368,475	5,097,128
Total revenue	53,435,145	25,660,366	5,222,787	84,318,298

Benefits and claims
Increase in future policy benefits	15,579,671	-	-	15,579,671
Death benefits	15,159,686	-	-	15,159,686
Surrenders	3,274,487	-	-	3,274,487
Interest credited to policyholders	-	19,140,915	-	19,140,915
Dividend, endowment and supplementary life contract benefits	458,829	-	-	458,829
Total benefits and claims	34,472,673	19,140,915	-	53,613,588
Expenses
Policy acquisition costs deferred net of amortization	(2,478,717)	1,441,066	-	(1,037,651)
Amortization of value of insurance business acquired	186,073	186,073	-	372,146
Commissions	10,838,460	790,523	-	11,628,983
Other underwriting, insurance and acquisition expenses	4,743,415	4,624,890	2,485,190	11,853,495
Total expenses	13,289,231	7,042,552	2,485,190	22,816,973
Total benefits, claims and expenses	47,761,904	26,183,467	2,485,190	76,430,561
Income before federal income tax expense	$5,673,241	$(523,101)	$2,737,597	$7,887,737

Year ended December 31, 2024:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$41,878,896	$-	$-	$41,878,896
Net invesment income	7,044,935	22,415,510	1,062,135	30,522,580
Net realized investment gains less impairments	33,537	101,848	-	135,385
Service fees and other income	556,505	1,799,039	1,458,784	3,814,328
Total revenue	49,513,873	24,316,397	2,520,919	76,351,189

Benefits and claims
Increase in future policy benefits	16,042,688	-	-	16,042,688
Death benefits	13,176,508	-	-	13,176,508
Surrenders	2,471,376	-	-	2,471,376
Interest credited to policyholders	-	15,880,681	-	15,880,681
Dividend, endowment and supplementary life contract benefits	388,723	-	-	388,723
Total benefits and claims	32,079,295	15,880,681	-	47,959,976
Expenses
Policy acquisition costs deferred net of amortization	(5,772,878)	(2,834,475)	-	(8,607,353)
Amortization of value of insurance business acquired	200,101	200,100	-	400,201
Commissions	11,392,911	4,637,570	-	16,030,481
Other underwriting, insurance and acquisition expenses	5,304,382	4,831,665	1,287,247	11,423,294
Total expenses	11,124,516	6,834,860	1,287,247	19,246,623
Total benefits, claims and expenses	43,203,811	22,715,541	1,287,247	67,206,599
Income before federal income tax expense	$6,310,062	$1,600,856	$1,233,672	$9,144,590

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

14.	Concentrations of Credit Risk

Credit risk is limited by diversifying the Company’s investments. The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures accounts up to $250,000. Uninsured balances aggregate $34,131,790 as of December 31, 2025. Other funds are invested in mutual funds that invest in U.S. government securities. The Company monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

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
December 31, 2025 and 2024

16. Other Comprehensive Income and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the years ended December 31, 2025 and 2024 are summarized as follows:

		Remeasurement
	Unrealized	Gains on Future	Accumulated
	Depreciation on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rate	Income
	Year Ended December 31, 2025

Balance as of January 1, 2025	$(11,026,727)	$14,066,588	$3,039,861
Other comprehensive income before reclassifications, net of tax	6,296,336	(736,262)	5,560,074
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	99,379	-	99,379
Other comprehensive income	6,196,957	(736,262)	5,460,695
Balance as of December 31, 2025	$(4,829,770)	$13,330,326	$8,500,556

	Year Ended December 31, 2024

Balance as of January 1, 2024	$(9,643,753)	$7,127,976	$(2,515,777)
Other comprehensive income before reclassifications, net of tax	(1,461,328)	6,938,612	5,477,284
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(78,354)	-	(78,354)
Other comprehensive income	(1,382,974)	6,938,612	5,555,638
Balance as of December 31, 2024	$(11,026,727)	$14,066,588	$3,039,861

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025 and 2024

16. Other Comprehensive Income and Accumulated Other Comprehensive Income (continued)

The pretax components of the Company’s other comprehensive income and the related income tax expense for each component for the years ended December 31, 2025 and 2024 are summarized as follows:

		Income Tax
	Pretax	Expense	Net of Tax
	Year Ended December 31, 2025
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$7,970,046	$1,673,710	$6,296,336
Reclassification adjustment for net gains included in operation having no credit losses	125,797	26,418	99,379
Net unrealized gains on investments	7,844,249	1,647,292	6,196,957
Remeasurement loss on future policy benefits related to discount rate	(931,977)	(195,715)	(736,262)
Total other comprehensive income	$6,912,272	$1,451,577	$5,460,695

	Year Ended December 31, 2024
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(1,849,782)	$(388,454)	$(1,461,328)
Reclassification adjustment for net losses included in operation having no credit losses	(99,183)	(20,829)	(78,354)
Net unrealized losses on investments	(1,750,599)	(367,625)	(1,382,974)
Remeasurement loss on future policy benefits related to discount rate	8,783,053	1,844,441	6,938,612
Total other comprehensive income	$7,032,454	$1,476,816	$5,555,638

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years Ended December 31,
Reclassification Adjustments	2025	2024
Realized gains (losses) on sales of securities (a)	$125,797	$(99,183)
Income tax expense (benefit) (b)	26,418	(20,829)
Total reclassification adjustments	$99,379	$(78,354)

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Certifying Officers, of the effectiveness of the design and operation of the Company’s internal controls over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, management has determined that internal control over financial reporting was effective as of December 31, 2025.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Company’s proxy statement for the 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days subsequent to December 31, 2025.

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

FIRST TRINITY FINANCIAL CORPORATION

Date: March 17, 2026	By:	/s/ Gregg E. Zahn
Gregg E. Zahn
President, Chief Executive Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRINITY FINANCIAL CORPORATION

Date: March 17, 2026	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood
Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Gregg E. Zahn	Date: March 17, 2026
Gregg E. Zahn
Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ William S. Lay	Date: March 17, 2026
William S. Lay, Director

By	/s/ Bill H. Hill	Date: March 17, 2026
Bill H. Hill, Director

By	/s/ Will W. Klein	Date: March 17, 2026
Will W. Klein, Director

By	/s/ Gerald J. Kohout	Date: March 17, 2026
Gerald J. Kohout, Director

By	/s/ Charles W. Owens	Date: March 17, 2026
Charles W. Owens, Director

By	/s/ George E. Peintner	Date: March 17, 2026
George E. Peintner, Director

By	/s/ Gary L. Sherrer	Date: March 17, 2026
Gary L. Sherrer, Director

By	/s/ Francine M Zahn	Date: March 17, 2026
Francine M Zahn, Director