Form 10-Q
period 2026-03-31
First Trinity Financial CORP
filed 2026-05-15
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended March 31, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period From ____________ to ____________ .

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2026, the registrant had 9,333,404 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $228,860,763 and $215,989,423 as of March 31, 2026 and December 31, 2025, respectively)	$220,118,843	$209,926,505
Equity securities at fair value (cost: $5,746,629 and $5,677,164 as of March 31, 2026 and December 31, 2025, respectively)	6,077,053	5,837,575
Mortgage loans on real estate	253,180,711	250,899,714
Investment real estate	2,499,544	2,526,085
Policy loans	5,449,035	5,132,086
Other long-term investments	48,865,517	51,276,119
Total investments	536,190,703	525,598,084
Cash and cash equivalents	39,205,169	39,496,427
Accrued investment income	6,568,862	6,454,380
Recoverable from reinsurers	9,338,077	9,547,506
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $14,193,599 and $16,595,881 as of March 31, 2026 and December 31, 2025, respectively)	9,986,072	12,377,603
Mortgage loans on real estate	5,298,828	5,298,828
Investment real estate	271,056	271,056
Cash and cash equivalents	1,887,028	3,118,582
Total assets held in trust under coinsurance agreement	17,442,984	21,066,069
Agents' balances and due premiums	1,410,387	1,391,105
Deferred policy acquisition costs	71,820,177	70,437,017
Value of insurance business acquired	2,916,815	3,005,006
Other assets	13,164,415	12,188,685
Total assets	$698,057,589	$689,184,279

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$422,845,250	$417,120,647
Future policy benefits	149,647,179	149,228,807
Policy claims	2,930,390	3,143,579
Other policy liabilities	272,772	244,081
Total policy liabilities	575,695,591	569,737,114
Funds withheld under coinsurance agreement	17,123,444	20,001,969
Deferred federal income taxes	6,764,010	6,584,494
Other liabilities	10,282,957	6,288,104
Total liabilities	609,866,002	602,611,681
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 9,631,920 issued as of March 31, 2026 and December 31, 2025, 9,333,404 outstanding as of March 31, 2026 and December 31, 2025)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2026 and December 31, 2025)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (298,516 shares as of March 31, 2026 and December 31, 2025)	(979,369)	(979,369)
Accumulated other comprehensive income	8,063,790	8,500,556
Accumulated earnings	37,341,813	35,286,058
Total shareholders' equity	88,191,587	86,572,598
Total liabilities and shareholders' equity	$698,057,589	$689,184,279

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
		Restated
Revenues
Premiums	$10,686,249	$10,159,076
Net investment income	8,858,572	7,818,283
Net realized investment gains	170,113	862,204
Service fees	443,473	751,915
Other income	2,227	18,217
Total revenues	20,160,634	19,609,695

Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	2,657,711	2,539,917
Death benefits	4,130,002	3,964,993
Surrenders	697,766	775,567
Interest credited to policyholders	4,756,004	4,771,604
Dividend, endowment and supplementary life contract benefits	99,610	128,787
Total benefits and claims	12,341,093	12,180,868
Policy acquisition costs deferred	(3,179,321)	(2,873,262)
Amortization of deferred policy acquisition costs	1,796,161	2,325,900
Amortization of value of insurance business acquired	88,191	93,036
Commissions	3,123,335	2,699,843
Other underwriting, insurance and acquisition expenses	3,330,996	3,442,079
Total expenses	5,159,362	5,687,596
Total benefits, claims and expenses	17,500,455	17,868,464
Income before total federal income tax expense	2,660,179	1,741,231
Current federal income tax expense	308,806	215,585
Deferred federal income tax expense	295,618	157,028
Total federal income tax expense	604,424	372,613
Net income	$2,055,755	$1,368,618
Net income per common share
Class A common stock	$0.2182	$0.1445
Class B common stock	$0.1855	$0.1228

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
		Restated
Net income	$2,055,755	$1,368,618
Other comprehensive income (loss)
Total net unrealized gains (losses) arising during the period	(2,673,428)	4,074,458
Less net realized investment gains having no credit losses	5,522	226,080
Net unrealized gains (losses)	(2,678,950)	3,848,378
Remeasurement gains (losses) on future policy benefits related to discount rate	2,126,082	(1,058,818)
Other comprehensive income (loss) before income tax expense (benefit)	(552,868)	2,789,560
Income tax expense (benefit)	(116,102)	585,807
Total other comprehensive income (loss)	(436,766)	2,203,753
Total comprehensive income	$1,618,989	$3,572,371

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$3,039,861	$29,129,938	$75,041,205
Comprehensive income:
Net income	-	-	-	-	-	1,368,618	1,368,618
Other comprehensive income	-	-	-	-	2,203,753	-	2,203,753
Balance as of March 31, 2025 (Restated)	$96,319	$1,011	$43,668,023	$(893,947)	$5,243,614	$30,498,556	$78,613,576

Balance as of January 1, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$8,500,556	$35,286,058	$86,572,598
Comprehensive income:
Net income	-	-	-	-	-	2,055,755	2,055,755
Other comprehensive loss	-	-	-	-	(436,766)	-	(436,766)
Balance as of March 31, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$8,063,790	$37,341,813	$88,191,587

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
		Restated
Operating activities
Net income	$2,055,755	$1,368,618
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(805,555)	(349,945)
Net realized investment gains	(170,113)	(862,204)
Amortization of policy acquisition cost	1,796,161	2,325,900
Policy acquisition cost deferred	(3,179,321)	(2,873,262)
Amortization of value of insurance business acquired	88,191	93,036
Allowance for mortgage loan losses	12,369	62,776
Provision for deferred federal income tax expense (benefit)	295,618	157,028
Interest credited to policyholders	4,756,004	4,771,604
Change in assets and liabilities:
Accrued investment income	(114,482)	(570,584)
Recoverable from reinsurers	209,429	(166,468)
Assets held in trust under coinsurance agreement	3,744,342	2,542,838
Agents' balances and due premiums	(19,282)	110,218
Other assets (excludes change in receivable for securities sold of ($12,920) in 2025)	(975,730)	(1,761,021)
Future policy benefits	2,544,454	2,426,406
Policy claims	(213,189)	162,869
Other policy liabilities	28,691	27,167
Other liabilities (excludes change in payable for securities purchased of ($6,118) in 2025)	3,994,853	(1,921,984)
Net cash provided by operating activities	14,048,195	5,542,992

Investing activities
Purchases of fixed maturity securities	(21,383,480)	(43,547,539)
Maturities of fixed maturity securities	2,775,000	250,000
Sales of fixed maturity securities	5,716,234	31,557,404
Purchases of equity securities	(99,858)	(127,627)
Proceeds from realized capital gains, equity securities	-	2,722
Joint venture distribution	30,393	23,490
Purchases of mortgage loans	(21,043,359)	(33,189,685)
Payments on mortgage loans	18,460,136	20,687,740
Purchases of other long-term investments	(174,000)	(550,000)
Payments on other long-term investments	3,542,781	3,822,329
Sale of real estate	184,832	294,982
Policy loans	(316,949)	(162,841)
Net change in receivable and payable for securities sold and purchased	-	19,038
Net cash used in investing activities	(12,308,270)	(20,919,987)

Financing activities
Policyholders' account deposits	15,995,446	6,742,282
Policyholders' account withdrawals	(18,026,629)	(14,394,759)
Net cash used in financing activities	(2,031,183)	(7,652,477)

Decrease in cash and cash equivalents	(291,258)	(23,029,472)
Cash and cash equivalents, beginning of period	39,496,427	64,344,122
Cash and cash equivalents, end of period	$39,205,169	$41,314,650

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Operating, Investing and Financing Activities

During the three months ended March 31, 2026 and 2025, the Company foreclosed on residential mortgage loans of real estate totaling $123,829 and $416,000, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Reductions in mortgage loans due to foreclosure	$123,829	$416,000
Investment real estate held-for-sale acquired through foreclosure	(123,829)	(416,000)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2026

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
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2025.

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
March 31, 2026
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
March 31, 2026
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

In addition, in accordance with this annuity coinsurance agreement, investment income, investment expenses, other income and other expenses earned or incurred in relation to the operations of this annuity coinsurance agreement are not reported on the Company’s Consolidated Statements of Operations. The unrealized appreciation (depreciation) of fixed available-for-sale fixed maturity securities and the related income tax expense (benefit) is not reported as accumulated other comprehensive income in the shareholders’ equity section of the Company’s Consolidated Statements of Financial Position. Correspondingly, the net unrealized gains (losses) arising during the period, the net realized gains (losses) having no credit gains (losses) and the related income tax expense (benefit) associated with the available-for-sale fixed maturities held under this coinsurance agreement are not included in the computation of total other comprehensive income (loss) in the Company’s Consolidated Statement of Comprehensive Income.

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
March 31, 2026
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

Subsequent Events

Management has evaluated all events subsequent to March 31, 2026 through the date that these financial statements have been issued.

Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments (Accounting Standards Update 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. The amendments required that public business entities on an annual basis disclose information about taxes paid and a tabular reconciliation using both percentages and amounts of specific categories in the rate reconciliation. In addition, separate disclosure was required for any reconciling item equal to or greater than five (5) percent of the amount computed by multiplying the income or loss from continuing operations before income taxes by the statutory income tax rate. If not otherwise evident, a public business entity was required to provide an explanation of the individual reconciling items such as the nature, effect and causes of the reconciling items.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The Company adopted this Update and prescribed disclosures for year-end 2025 in accordance with the required effective date. The Company also disclosed the information required by this Update for 2024 year-end reporting. The Company disclosed and will continue to disclose annually the supplementary information for taxes paid (recovered).  Interim and annual periods will not disclose income (loss) from continuing operations before tax for domestic and foreign operations but will show the impact of foreign operating losses in the rate reconciliation. In addition, the total amounts of interest and penalties, if any, included in operating results and accrued in the statement of financial position will be disclosed. The Company will not disclose rate reconciliations on an interim basis unless there is a significant change in the Company’s estimated annual effective tax rate compared to the effective tax rate from the prior annual reporting period. If there is a significant change, the Company will disclose the reason for the significant change to the estimated annual effective tax rate.

Since FTFC is a holding company for life insurance and mortgage loan operations, FTFC pays premium taxes and very limited amounts of franchise taxes to states that are not based on allocated amounts of net income (loss).  The Company only pays state income taxes on the stand-alone taxable income of FTFC and TMC operations domiciled and operating in the state of Oklahoma. In addition, FTFC pays no foreign taxes or recovers any foreign losses on its operations outside the United States.  Based upon these facts, FTFC will not present disaggregated information for state taxes and foreign operations in its disclosures of federal income and other taxes but will have a rate reconciling item for non-taxable foreign tax income or losses.  The adoption of this guidance in 2025 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance, Accounting Standards Update 2018-12 (ASU 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The objective of this Update was to improve the timeliness of recognizing changes in the liability for future policy benefits, modified the rate used to discount future cash flows, simplified and improved accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplified the amortization of deferred acquisitions costs and expanded required disclosures.

The expanded disclosure required an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for its non-participating future policy benefits and deferred policy acquisition costs but initially reported and disclosed this adoption with the Company’s December 31, 2025 financial statements in accordance with the guidelines of the pronouncement. The Company’s 2025 quarterly financial statements were not required to adopt this guidance, but those 2025 quarterly financial statements will be restated in 2026 in accordance with the provisions of the Update.

ASU 2018-12 was adopted on a modified retrospective basis such that those balances for the liability for future policy benefits, deferred policy acquisition costs were adjusted to conform to ASU 2018-12 effective January 1, 2024 (i.e., the earliest period presented at adoption). With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances. The financial impact of this guidance on the Company’s 2023, 2024 and 2025 results of operations, financial position and liquidity were reported and disclosed in the Company’s December 31, 2025 financial statements.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 as of March 31, 2025 is summarized as follows

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Three Months Ended March 31, 2025
Increase in future policy benefits	$3,496,874	$(956,957)	$2,539,917
Amortization of deferred policy acquisition costs	2,428,639	(102,739)	2,325,900
Amortization of value of insurance business acquired	46,636	46,400	93,036
Deferred federal income tax expense	(55,764)	212,792	157,028
Net income (loss)	568,114	800,504	1,368,618
Net income (loss) per common share:
Class A	$0.0600	$0.0845	$0.1445
Class B	0.0510	0.0718	0.1228

Consolidated Statements of Comprehensive Income	Three Months Ended March 31, 2025
Net income (loss)	$568,114	$800,504	$1,368,618
Adjustment to deferred acquisition costs	977	(977)	-
Remeasurement gains on future policy benefit related to discount rate	-	(1,058,818)	(1,058,818)
Federal income tax expense (benefit)	807,953	(222,146)	585,807
Total other comprehensive income	3,039,448	(835,695)	2,203,753
Total comprehensive income	3,607,562	(35,191)	3,572,371

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
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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
March 31, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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

2. Investments

Investments in fixed maturity available-for-sale securities as of March 31, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	March 31, 2026 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,286,475	$1,690	$24,501	$4,263,664
States and political subdivisions	6,620,905	50,725	251,970	6,419,660
U.S. government agency mortgage backed securities	43,608,375	367,524	339,120	43,636,779
Commercial mortgage-backed securities	24,147,809	125,528	977,771	23,295,566
Residential mortgage-backed securities	2,922,301	6,219	45,417	2,883,103
Corporate bonds	108,046,592	366,400	5,962,135	102,450,857
Asset-backed securities	12,169,293	41,803	532,799	11,678,297
Exchange traded securities	500,000	4,200	-	504,200
Foreign bonds	25,309,013	25,537	1,361,433	23,973,117
Redeemable preferred securities	1,250,000	-	236,400	1,013,600
Total fixed maturity securities	$228,860,763	$989,626	$9,731,546	$220,118,843

Fixed maturity securities held in trust under coinsurance agreement	$14,193,599	$-	$4,207,527	$9,986,072

	December 31, 2025
Fixed maturity securities
U.S. government and U.S. government agencies	$4,277,139	$8,812	$-	$4,285,951
States and political subdivisions	6,645,125	81,942	221,635	6,505,432
U.S. government agency mortgage backed securities	35,136,311	549,560	145,116	35,540,755
Commercial mortgage-backed securities	24,293,112	270,654	912,864	23,650,902
Residential mortgage-backed securities	2,490,458	5,498	28,357	2,467,599
Corporate bonds	102,571,386	744,128	4,714,451	98,601,063
Asset-backed securities	11,988,613	59,759	478,278	11,570,094
Exchange traded securities	500,000	-	8,000	492,000
Foreign bonds	26,837,279	79,509	1,124,079	25,792,709
Redeemable preferred securities	1,250,000	-	230,000	1,020,000
Total fixed maturity securities	$215,989,423	$1,799,862	$7,862,780	$209,926,505

Fixed maturity securities held in trust under coinsurance agreement	$16,595,881	$-	$4,218,278	$12,377,603

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of March 31, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	March 31, 2026 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$3,691,478	$24,501	4
States and political subdivisions	1,837,191	56,781	8
U.S. government agency mortgage backed securities	24,480,453	339,120	33
Commercial mortgage-backed securities	6,428,515	39,643	9
Residential mortgage-backed securities	2,409,998	45,417	3
Corporate bonds	21,885,283	538,647	58
Asset-backed securities	3,207,520	23,403	12
Foreign bonds	3,429,766	29,660	11
Total less than 12 months in an unrealized loss position	67,370,204	1,097,172	138
More than 12 months in an unrealized loss position
States and political subdivisions	1,935,271	195,189	10
Commercial mortgage-backed securities	7,155,927	938,128	18
Corporate bonds	54,656,762	5,423,488	152
Asset-backed securities	6,992,754	509,396	20
Foreign bonds	17,170,110	1,331,773	39
Redeemable preferred securities	1,013,600	236,400	4
Total more than 12 months in an unrealized loss position	88,924,424	8,634,374	243
Total fixed maturity securities in an unrealized loss position	$156,294,628	$9,731,546	381

Fixed maturity securities held in trust under coinsurance agreement
Total more than 12 months in an unrealized loss position	$9,986,072	$4,207,527	49
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$9,986,072	$4,207,527	49

	December 31, 2025
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$1,307,678	$44,604	5
U.S. government agency mortgage backed securities	5,160,399	123,520	6
Commercial mortgage-backed securities	695,052	1,718	1
Residential mortgage-backed securities	2,453,338	28,357	3
Corporate bonds	7,377,235	138,721	20
Asset-backed securities	1,210,524	5,917	5
Total less than 12 months in an unrealized loss position	18,204,226	342,837	40
More than 12 months in an unrealized loss position
States and political subdivisions	2,239,531	177,031	11
U.S. government agency mortgage backed securities	1,911,879	21,596	3
Commercial mortgage-backed securities	7,905,115	911,146	20
Corporate bonds	57,656,183	4,575,730	159
Asset-backed securities	7,139,007	472,361	20
Exchange traded securities	492,000	8,000	2
Foreign bonds	19,057,958	1,124,079	44
Redeemable preferred securities	1,020,000	230,000	4
Total more than 12 months in an unrealized loss position	97,421,673	7,519,943	263
Total fixed maturity securities in an unrealized loss position	$115,625,899	$7,862,780	303

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$89,555	$356	1
Total more than 12 months in an unrealized loss position	12,288,048	4,217,922	56
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$12,377,603	$4,218,278	57

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

As of March 31, 2026, the Company held 381 available-for-sale fixed maturity securities with an unrealized loss of $9,731,546, fair value of $156,294,628 and amortized cost of $166,026,174. These unrealized losses were primarily due to market interest rate movements in the bond market as of March 31, 2026. The ratio of the fair value to the amortized cost of these 381 securities is 94%.

As of December 31, 2025, the Company held 303 available-for-sale fixed maturity securities with an unrealized loss of $7,862,780, fair value of $115,625,899 and amortized cost of $123,488,679. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2025. The ratio of the fair value to the amortized cost of these 303 securities is 94%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the three months ended March 31, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025

Beginning balance	$(529,984)	$(725,960)
Current estimate of credit losses	(39,884)	195,976
Ending balance	$(569,868)	$(529,984)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and deferred acquisition costs assuming that the depreciation had been realized as of March 31, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Unrealized depreciation
Available-for-sale fixed maturity securities	$(8,741,920)	$(6,062,918)
Other long-term investments	(50,662)	(50,714)
Future policy benefits related to discount rate	18,999,912	16,873,830
Deferred income taxes	(2,143,540)	(2,259,642)
Accumulated other comprehensive income	$8,063,790	$8,500,556

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,207,527)	$(4,218,278)

The information on future policy benefits related to discount rate is discussed in Note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Lotteries	$48,087,510	$50,487,453
Co-op loans	554,753	556,682
Investments in specified properties	223,254	231,984

Total long-term investments	$48,865,517	$51,276,119

The Company’s other long-term investments in lottery prize cash flows were $48,087,510 and $50,487,453 as of March 31, 2026 and December 31, 2025, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $554,753 and $556,682 as of March 31, 2026 and December 31, 2025, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost of other long-term investments in investments in specified properties were $273,916 and $282,698, as of March 31, 2026 and December 31, 2025, respectively. The Company’s fair value of other long-term investments in investments in specified properties were $223,254 and $231,984, as of March 31, 2026 and December 31, 2025, respectively. The Company has unfunded commitments for new investments totaling $4,881,374 and $4,872,846 as of March 31, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities and lottery prize cash flows investments as of March 31, 2026, by contractual maturity, are summarized as follows:

	March 31, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$5,666,807	$5,609,754	$11,345,541	$11,440,655
Due after one year through five years	28,074,898	27,007,312	22,232,911	23,413,200
Due after five years through ten years	57,291,349	55,455,029	9,481,389	10,865,972
Due after ten years	109,352,310	104,749,851	5,027,669	6,338,021
Due at multiple maturity dates	28,475,399	27,296,897	-	-

	$228,860,763	$220,118,843	$48,087,510	$52,057,848

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of March 31, 2026, by contractual maturity, are summarized as follows:

	March 31, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value

Due in one year or less	$380,499	$378,598
Due after one year through five years	-	-
Due after five years through ten years	140,000	119,515
Due after ten years	13,182,277	9,095,238
Due at multiple maturity dates	490,823	392,721

	$14,193,599	$9,986,072

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds	$8,491,234	$31,807,404	$18,460,136	$20,687,740	$184,832	$294,982	$-	$2,722
Gross realized gains	5,944	229,310	-	-	34,462	29,412	-	2,722
Gross realized losses	(422)	(3,230)	-	-	-	-	-	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale and other long-term investments for the three months ended March 31, 2026 and 2025 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, investment real estate and equity securities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2026	2025
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	(2,679,002)	3,848,378
Fixed maturity securities held in trust under coinsurance agreement	10,751	185,933
Other long-term investments	52	-

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	5,522	226,080
Changes in estimates of fixed maturity securities credit losses	(39,884)	631,166
Investment real estate	34,462	29,412
Equity securities	-	2,722
Equity securities, changes in fair value	170,013	(27,176)

Major categories of net investment income for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2026	2025
Fixed maturity securities	$2,581,407	$2,139,954
Equity securities	101,974	76,946
Other long-term investments	976,840	1,121,898
Mortgage loans	5,401,729	4,843,950
Policy loans	100,425	83,307
Short-term and other investments	268,645	330,148
Gross investment income	9,431,020	8,596,203
Investment expenses	(572,448)	(777,920)
Net investment income	$8,858,572	$7,818,283

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of March 31, 2026 and December 31, 2025, these required deposits, included in investment assets, had amortized costs that totaled $5,084,137 and $5,074,730, respectively. As of March 31, 2026 and December 31, 2025, these required deposits had fair values that totaled $5,052,425 and $5,077,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025

Residential mortgage loans	$218,955,204	$221,015,308

Commercial mortgage loans by property type
Agricultural	241,099	241,755
Apartment	7,522,394	6,556,864
Industrial	5,605,096	2,631,676
Lodging	2,789,406	1,235,173
Office building	6,168,700	5,746,795
Retail	11,898,812	13,472,143

Total commercial mortgage loans by property type	34,225,507	29,884,406

Total mortgage loans	$253,180,711	$250,899,714

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$5,298,828	$5,298,828
Total mortgage loans held in trust under coinsurance agreement	$5,298,828	$5,298,828

There were 34 mortgage loans with a remaining principal balance of $6,962,609 that were more than 90 days past due as of March 31, 2026. There were 39 mortgage loans with a remaining principal balance of $8,728,235 that were more than 90 days past due as of March 31, 2025.

There were 12 mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,199,434 as of March 31, 2026. There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $3,977,597 as of March 31, 2025.

The Company’s investment real estate as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Land - held for investment	$411,000	$411,000

Residential real estate - held for sale	2,088,544	2,115,085
Total investment in real estate	$2,499,544	$2,526,085

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $280,000.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2026, the Company foreclosed on residential mortgage loans of real estate totaling $123,829 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

2. Investments (continued)

During 2026, the Company sold investment real estate property with an aggregate carrying value of $150,370. The Company recorded a gross realized investment gain on sale of $34,462 based on an aggregate sales price of $184,832.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	March 31, 2026 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,263,664	$-	$4,263,664
States and political subdivisions	-	6,419,660	-	6,419,660
U.S. government agency mortgage backed securities	-	43,636,779	-	43,636,779
Commercial mortgage-backed securities	-	23,295,566	-	23,295,566
Residential mortgage-backed securities	-	2,883,103	-	2,883,103
Corporate bonds	-	102,450,857	-	102,450,857
Asset-backed securities	-	11,678,297	-	11,678,297
Exchange traded securities	-	504,200	-	504,200
Foreign bonds	-	23,973,117	-	23,973,117
Redeemable preferred securities	-	1,013,600	-	1,013,600
Total fixed maturity securities	$-	$220,118,843	$-	$220,118,843

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$9,986,072	$-	$9,986,072

Equity securities
Mutual funds	$-	$41,325	$-	$41,325
Corporate common stock	461,737	5,404,996	168,995	6,035,728
Total equity securities	$461,737	$5,446,321	$168,995	$6,077,053
	December 31, 2025
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,285,951	$-	$4,285,951
States and political subdivisions	-	6,505,432	-	6,505,432
U.S. government agency mortgage backed securities	-	35,540,755	-	35,540,755
Commercial mortgage-backed securities	-	23,650,902	-	23,650,902
Residential mortgage-backed securities	-	2,467,599	-	2,467,599
Corporate bonds	-	98,601,063	-	98,601,063
Asset-backed securities	-	11,570,094	-	11,570,094
Exchange traded securities	-	492,000	-	492,000
Foreign bonds	-	25,792,709	-	25,792,709
Redeemable preferred securities	-	1,020,000	-	1,020,000
Total fixed maturity securities	$-	$209,926,505	$-	$209,926,505

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$12,377,603	$-	$12,377,603

Equity securities
Mutual funds	$-	$43,837	$-	$43,837
Corporate common stock	289,214	5,347,910	156,614	5,793,738
Total equity securities	$289,214	$5,391,747	$156,614	$5,837,575

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

3. Fair Value Measurements (continued)

As of March 31, 2026 and December 31, 2025, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investments with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the three months ended March 31, 2026 and year ended December 31, 2025 is summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025

Beginning balance	$156,614	$55,908
Joint venture investment	-	150,000
Joint venture net income	42,774	67,481
Joint venture distribution	(30,393)	(116,775)
Ending balance	$168,995	$156,614

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and December 31, 2025 and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	March 31, 2026 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$34,225,507	$36,211,968	$-	$-	$36,211,968
Residential	218,955,204	256,750,933	-	-	256,750,933
Policy loans	5,449,035	5,449,035	-	-	5,449,035
Other long-term investments	48,865,517	52,835,855	-	104,628	52,731,227
Cash and cash equivalents	39,205,169	39,205,169	39,205,169	-	-
Accrued investment income	6,568,862	6,568,862	-	-	6,568,862
Total financial assets	$353,269,294	$397,021,822	$39,205,169	$104,628	$357,712,025

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$5,298,828	$5,298,828	$-	$-	$5,298,828
Cash and cash equivalents	1,887,028	1,887,028	1,887,028	-	-
Total financial assets held in trust under coinsurance agreement	$7,185,856	$7,185,856	$1,887,028	$-	$5,298,828

Financial liabilities
Policyholders' account balances	$422,845,250	$369,320,466	$-	$-	$369,320,466
Policy claims	2,930,390	2,930,390	-	-	2,930,390
Total financial liabilities	$425,775,640	$372,250,856	$-	$-	$372,250,856

	December 31, 2025
Financial assets
Mortgage loans on real estate
Commercial	$29,884,406	$31,628,099	$-	$-	$31,628,099
Residential	221,015,308	254,274,268	-	-	254,274,268
Policy loans	5,132,086	5,132,086	-	-	5,132,086
Other long-term investments	51,276,119	55,781,517	-	104,830	55,676,687
Cash and cash equivalents	39,496,427	39,496,427	39,496,427	-	-
Accrued investment income	6,454,380	6,454,380	-	-	6,454,380
Total financial assets	$353,258,726	$392,766,777	$39,496,427	$104,830	$353,165,520

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$5,298,828	$5,298,828	$-	$-	$5,298,828
Cash and cash equivalents	3,118,582	3,118,582	3,118,582	-	-
Total financial assets held in trust under coinsurance agreement	$8,417,410	$8,417,410	$3,118,582	$-	$5,298,828

Financial liabilities
Policyholders' account balances	$417,120,647	$360,391,979	$-	$-	$360,391,979
Policy claims	3,143,579	3,143,579	-	-	3,143,579
Total financial liabilities	$420,264,226	$363,535,558	$-	$-	$363,535,558

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
	2026	2025
Revenues:
Life insurance operations	$13,021,316	$12,266,168
Annuity operations	6,451,431	6,266,530
Corporate operations	687,887	1,076,997

Total	$20,160,634	$19,609,695

Income before federal income taxes:
Life insurance operations	$3,018,092	$1,834,689
Annuity operations	(149,610)	(601,748)
Corporate operations	(208,303)	508,290

Total	$2,660,179	$1,741,231

Depreciation and amortization expense:
Life insurance operations	$1,345,597	$1,833,923
Annuity operations	538,755	585,013

Total	$1,884,352	$2,418,936

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets:
Life insurance operations	$181,345,912	$180,762,415
Annuity operations	502,012,437	493,747,063
Corporate operations	14,699,240	14,674,801
Total	$698,057,589	$689,184,279

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$527,173	$-	$-	$527,173
Net investment income	388,200	684,868	(32,779)	1,040,289
Net realized investment gains (losses)	(168,415)	(523,676)	-	(692,091)
Service fees and other income	8,190	23,709	(356,331)	(324,432)
Total revenue	755,148	184,901	(389,110)	550,939

Benefits and claims
Increase in future policy benefits	117,794	-	-	117,794
Death benefits	165,009	-	-	165,009
Surrenders	(77,801)	-	-	(77,801)
Interest credited to policyholders	-	(15,600)	-	(15,600)
Dividend, endowment and supplementary life contract benefits	(29,177)	-	-	(29,177)
Total benefits and claims	175,825	(15,600)	-	160,225
Expenses
Policy acquisition costs deferred net of amortization	(458,839)	(376,959)	-	(835,798)
Amortization of value of insurance business acquired	(2,423)	(2,422)	-	(4,845)
Commissions	88,372	335,120	-	423,492
Other underwriting, insurance and acquisition expenses	(231,190)	(207,376)	327,483	(111,083)
Total expenses	(604,080)	(251,637)	327,483	(528,234)
Total benefits, claims and expenses	(428,255)	(267,237)	327,483	(368,009)
Income (loss) before federal income taxes (benefits)	$1,183,403	$452,138	$(716,593)	$918,948

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

4. Segment Data (continued)

Disaggregated financial information for these segments, as regularly provided to the CODM, as of March 31, 2026 and 2025 is summarized as follows:

For the three months ended March 31, 2026:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,686,249	$-	$-	$10,686,249
Net invesment income	2,291,325	6,334,892	232,355	8,858,572
Net realized investment gains	45,825	124,288	-	170,113
Service fees and other income	(2,083)	(7,749)	455,532	445,700
Total revenue	13,021,316	6,451,431	687,887	20,160,634

Benefits and claims
Increase in future policy benefits	2,657,711	-	-	2,657,711
Death benefits	4,130,002	-	-	4,130,002
Surrenders	697,766	-	-	697,766
Interest credited to policyholders	-	4,756,004	-	4,756,004
Dividend, endowment and supplementary life contract benefits	99,610	-	-	99,610
Total benefits and claims	7,585,089	4,756,004	-	12,341,093
Expenses
Policy acquisition costs deferred net of amortization	(1,372,798)	(10,362)	-	(1,383,160)
Amortization of value of insurance business acquired	44,096	44,095	-	88,191
Commissions	2,605,722	517,613	-	3,123,335
Other underwriting, insurance and acquisition expenses	1,141,115	1,293,691	896,190	3,330,996
Total expenses	2,418,135	1,845,037	896,190	5,159,362
Total benefits, claims and expenses	10,003,224	6,601,041	896,190	17,500,455
Income (loss) before federal income tax expense (benefit)	$3,018,092	$(149,610)	$(208,303)	$2,660,179

For the three months ended March 31, 2025:	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,159,076	$-	$-	$10,159,076
Net invesment income	1,903,125	5,650,024	265,134	7,818,283
Net realized investment gains	214,240	647,964	-	862,204
Service fees and other income	(10,273)	(31,458)	811,863	770,132
Total revenue	12,266,168	6,266,530	1,076,997	19,609,695

Benefits and claims
Increase in future policy benefits	2,539,917	-	-	2,539,917
Death benefits	3,964,993	-	-	3,964,993
Surrenders	775,567	-	-	775,567
Interest credited to policyholders	-	4,771,604	-	4,771,604
Dividend, endowment and supplementary life contract benefits	128,787	-	-	128,787
Total benefits and claims	7,409,264	4,771,604	-	12,180,868
Expenses
Policy acquisition costs deferred net of amortization	(913,959)	366,597	-	(547,362)
Amortization of value of insurance business acquired	46,519	46,517	-	93,036
Commissions	2,517,350	182,493	-	2,699,843
Other underwriting, insurance and acquisition expenses	1,372,305	1,501,067	568,707	3,442,079
Total expenses	3,022,215	2,096,674	568,707	5,687,596
Total benefits, claims and expenses	10,431,479	6,868,278	568,707	17,868,464
Income before federal income tax expense (benefit)	$1,834,689	$(601,748)	$508,290	$1,741,231

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  The 2022 through 2024 U.S. federal tax years are subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

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

A lawsuit filed by the Company and its Chairman and Chief Executive Officer, Gregg E. Zahn styled First Trinity Financial Corporation and Gregg E. Zahn vs. C. Wayne Pettigrew and Group & Pension Planners was originally filed in 2013 in the District Court of Tulsa County, Oklahoma against former Company Board of Director, C. Wayne Pettigrew was settled with the defendant on April 14, 2025.

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
March 31, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, 2026 and 2025 (Unaudited)
		Remeasurement
	Unrealized	Gains on Future	Accumulated
	Depreciation on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rate	Income
Balance as of January 1, 2026	$(4,829,770)	$13,330,326	$8,500,556
Other comprehensive loss before reclassifications, net of tax	(2,112,008)	1,679,604	(432,404)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	4,362	-	4,362
Other comprehensive loss	(2,116,370)	1,679,604	(436,766)
Balance as of March 31, 2026	$(6,946,140)	$15,009,930	$8,063,790

Balance as of January 1, 2025	$(11,026,727)	$14,066,588	$3,039,861
Other comprehensive income before reclassifications, net of tax	3,218,822	(836,466)	2,382,356
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	178,603	-	178,603
Other comprehensive income	3,040,219	(836,466)	2,203,753
Balance as of March 31, 2025	$(7,986,508)	$13,230,122	$5,243,614

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three months ended March 31, 2026 and 2025 are summarized as follows:

		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
	Three Months Ended March 31, 2026 (Unaudited)
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,673,428)	$(561,420)	$(2,112,008)
Reclassification adjustment for net gains included in operations having no credit losses	5,522	1,160	4,362
Net unrealized losses on investments	(2,678,950)	(562,580)	(2,116,370)
Remeasurement loss on future policy benefits related to discount rate	2,126,082	446,478	1,679,604
Total other comprehensive loss	$(552,868)	$(116,102)	$(436,766)

	Three Months Ended March 31, 2025 (Unaudited)
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,074,458	$855,636	$3,218,822
Reclassification adjustment for net gains included in operations having no credit losses	226,080	47,477	178,603
Net unrealized gains on investments	3,848,378	808,159	3,040,219
Remeasurement loss on future policy benefits related to discount rate	(1,058,818)	(222,352)	(836,466)
Total other comprehensive income	$2,789,560	$585,807	$2,203,753

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, (Unaudited)
Reclassification Adjustments	2026	2025
Realized losses on sales of securities (a)	$5,522	$226,080
Income tax benefit (b)	1,160	47,477
Total reclassification adjustments	$4,362	$178,603

(a) These items appear within net realized investment gains in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of March 31, 2026, $1,012,490 of independent residential mortgage loans on real estate are held in escrow by a third party loan originator for the benefit of the Company.   As of March 31, 2026, $1,002,289 of that escrow amount is available to the Company as additional collateral on $4,989,679 of advances to the loan originator. The remaining March 31, 2026 escrow amount of $10,201 is available to the Company as additional collateral on its investment of $2,040,278 in residential mortgage loans on real estate. In addition, the Company has an additional $1,262,012 allowance for possible loan losses in the remaining $251,140,433 of investments in mortgage loans on real estate as of March 31, 2026.

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

As of March 31, 2026, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,511,512 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $488,488 so not to exceed $3.0 million in the aggregate.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three months ended March 31, 2026 and 2025 are summarized as follows (excluding $2,040,278 and $2,709,646 of mortgage loans on real estate as of March 31, 2026 and 2025, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	As of and for the Three Months Ended March 31, (Unaudited)
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2026	2025	2026	2025	2026	2025
Allowance, beginning	$1,099,470	$964,035	$150,173	$71,930	$1,249,643	$1,035,965
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(9,446)	63,418	21,815	(642)	12,369	62,776
Allowance, ending	$1,090,024	$1,027,453	$171,988	$71,288	$1,262,012	$1,098,741

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,090,024	$1,027,453	$171,988	$71,288	$1,262,012	$1,098,741

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$216,914,926	$204,463,036	$34,225,507	$14,186,355	$251,140,433	$218,649,391

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial (includes agricultural, apartment, industrial, lodging, office building and retail) mortgage loans on real estate by credit quality using this ratio as of March 31, 2026 and December 31, 2025 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Over 70% to 80%	$78,762,003	$80,961,159	$2,987,894	$2,994,034	$81,749,897	$83,955,193
Over 60% to 70%	61,903,222	57,882,384	4,840,142	4,219,456	66,743,364	62,101,840
Over 50% to 60%	37,786,072	41,230,931	4,809,528	2,955,812	42,595,600	44,186,743
Over 40% to 50%	19,878,383	20,034,515	7,609,344	8,882,500	27,487,727	28,917,015
Over 30% to 40%	10,189,425	10,765,292	4,980,632	4,641,724	15,170,057	15,407,016
Over 20% to 30%	6,061,387	5,555,166	4,477,634	2,916,747	10,539,021	8,471,913
Over 10% to 20%	3,401,241	3,899,780	4,268,205	3,018,417	7,669,446	6,918,197
10% or less	973,471	686,081	252,128	255,716	1,225,599	941,797
Total	$218,955,204	$221,015,308	$34,225,507	$29,884,406	$253,180,711	$250,899,714

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

9. Deferred Policy Acquisition Costs

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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized less amount amortized) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statements of operations for three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	March 31, 2025
Life	$1,372,798	$913,959
Annuity	10,362	(366,597)
Total	$1,383,160	$547,362

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited) Three Months Ended March 31, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$60,257,100	$10,179,917	$70,437,017
Capitalized	2,674,299	505,022	3,179,321
Amortized	(1,301,501)	(494,660)	(1,796,161)
Increase (decrease)	1,372,798	10,362	1,383,160
Deferred policy acquisition costs, ending	$61,629,898	$10,190,279	$71,820,177

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

9. Deferred Policy Acquisition Costs (continued)

	(Unaudited) Three Months Ended March 31, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$57,778,383	$11,620,983	$69,399,366
Capitalized	2,701,364	171,898	2,873,262
Amortized	(1,787,405)	(538,495)	(2,325,900)
Increase (decrease)	913,959	(366,597)	547,362
Deferred policy acquisition costs, ending	$58,692,342	$11,254,386	$69,946,728

10. Liability for Future Policy Benefits

Future policy benefits include reserves for long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits as of and for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited) March 31, 2026		(Unaudited) March 31, 2025
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$131,056,717	$235,345,739	$133,088,475	$228,572,260
Effect of changes in disount rate	9,629,855	26,509,626	10,348,860	28,154,664
Beginning balance at original discount rate	$140,686,572	$261,855,366	$143,437,335	$256,726,924
Effect of changes in cash flow considerations	-	-	-	-
Effect of actual variances from expected	(2,361,092)	(2,635,663)	(2,271,686)	(2,466,544)
Trued-Up balance	$138,325,480	$259,219,703	$141,165,650	$254,260,380
New issuances	4,956,955	5,051,415	4,522,647	4,604,901
Net premium collected	(4,746,010)	-	(4,758,087)	-
Interest accrual	1,521,186	2,858,818	1,548,721	2,805,102
Withdrawal/surrenders	-	(584,866)	-	(586,470)
Benefit payments	-	(4,267,026)	-	(3,909,534)
Ending balance at original discount rate	$140,057,611	$262,278,043	$142,478,930	$257,174,379
Effect of changes in discount rate	(14,897,131)	(33,906,428)	(13,939,410)	(30,686,397)
Balance, end of year	$125,160,480	$228,371,615	$128,539,520	$226,487,982
Reinsurance recoverable	$731,841		$751,000
Net liability for future policy benefits	$102,479,294		$97,197,461
Deferred profit liability	$2,274,947		$2,071,895

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The composition of future policy benefits as of March 31, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Future policy benefits meetng ASU 2018-12 standards	$103,211,135	$104,289,022
Reinsurance recoverable	(731,841)	(744,285)
Subtotal	102,479,294	103,544,737
Deferred policy liability	2,274,947	2,449,123
Total future policy benefits meeting ASU 2018-12 standards	104,754,241	105,993,860
Future policy benefits not meetng ASU 2018-12 standards:
Participating life insurance contracts not on contribution basis	28,124,328	26,321,494
Reduced paid up and extended term life insurance contracts	7,894,953	7,916,928
Other	1,696,743	1,703,169
Total future policy benefits not meeting ASU 2018-12 standards	37,716,024	35,941,591
Future policy benefit reinsurance ceded	7,176,914	7,293,356
Total future policy benefits	$149,647,179	$149,228,807

The undiscounted expected future benefit payments and gross premiums as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited) March 31, 2026
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$389,761,270	$225,140,227	$201,439,088
Benefits	522,790,287	262,278,043	228,371,615

	December 31, 2025
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$412,423,668	$226,864,424	$214,211,964
Benefits	523,560,543	261,855,366	235,345,739

The weighted-average interest rates as of March 31, 2026 and December 31, 2025 are summarized as follows:

(Unaudited)
March 31, 2026
Weighted-average interest rate
Original discount rate	5.67%
Current discount rate	7.04%

December 31, 2025
Weighted-average interest rate
Original discount rate	3.93%
Current discount rate	4.85%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The weighted-average durations of the liability as of March 31, 2026 and December 31, 2025 are summarized as follows:

(Unaudited) March 31, 2026
Weighted-average duration of the liability
Original duration of the liability in years	13.41
Current duration of the liability in years	12.88

December 31, 2025
Weighted-average duration of liability
Original duration of the liability in years	15.60
Current duration of the liability in years	15.18

The actual experience during the three years ended March 31, 2026 and March 31, 2025 compared to what was expected for the three years ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited) March 31, 2026
	Amount Inforce	Mortality	Lapsation	Total
Expected	$780,892,061	$4,314,408	$1,351,197	$5,665,604
Expected rate		0.55%	0.17%	0.73%
Actual	$780,892,061	$4,267,028	$584,879	$4,851,907
Actual rate		0.55%	0.07%	0.62%
Actual to expected ratio		98.90%	43.29%	85.64%

	(Unaudited) March 31, 2025
	Amount Inforce	Mortality	Lapsation	Total
Expected	$708,881,842	$3,658,388	$1,151,229	$4,809,617
Expected rate		0.52%	0.16%	0.68%
Actual	$708,836,842	$3,909,534	$586,470	$4,496,004
Actual rate		0.55%	0.08%	0.63%
Actual to expected ratio		106.87%	50.95%	93.49%

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

11. Policyholders’ Account Balances

Policyholders’ Account Balances include annuity contracts and deposit-type liabilities that are composed of supplemental contracts without life contingencies, premium deposit funds, premium growth funds and dividend accumulation funds that are all included in the annuity segment of the Company’s operations.

The composition of annuities and deposit-type liabilities included in Policyholders’ Account Balances as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	December 31, 2025
Annuity	$417,675,010	$412,013,139
Deposit-type liabilities
Dividend accumulations	2,586,091	2,558,598
Supplemental contracts with out life contingencies	1,017,415	1,042,149
Premium growth funds	1,010,320	1,001,467
Premium deposit funds	556,415	505,293
Total deposit-type liabilites	5,170,240	5,107,508
Total Policyholders' account balances'	$422,845,250	$417,120,647

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of March 31, 2026 and December 31, 2025 are presented as follows:

(Unaudited) March 31, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	116,969	681,302	1,145,755	2,350,257	4,294,284
3.00% to 3.99%	33,042,910	6,827,316	18,769,592	14,042,490	72,682,309
Greater than 4.00%	36,887,055	(87)	27,811,261	273,930,090	338,628,319
Total	$70,046,933	$7,508,532	$47,726,608	$290,322,837	$415,604,911

December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	116,178	729,836	1,183,315	2,391,536	4,420,865
3.00% to 3.99%	35,319,569	6,971,248	21,064,564	17,902,561	81,257,941
Greater than 4.00%	36,815,485	(87)	28,302,393	259,073,966	324,191,759
Total	$72,251,233	$7,700,996	$50,550,272	$279,368,064	$409,870,565

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

11. Policyholders’ Account Balances (continued)

The change in the policyholders account balances for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	March 31, 2026	March 31, 2025
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	15,995,446	6,742,282
Withdrawals	(18,026,629)	(14,394,759)
Funds withheld under coinsurance agreement	2,999,782	2,784,339
Interest credited	4,756,004	4,771,604
Increase (decrease)	5,724,603	(96,534)
Policyholders' account balances, ending	$422,845,250	$431,093,558

Weighted Average Crediting Rate	4.53%	4.42%
Cash surrender value	$399,334,339	$405,721,320

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

For a description of the Company’s critical accounting policies and estimates, please refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company considers its most critical accounting estimates to be those applied to investments in fixed maturities securities, mortgage loans on real estate, deferred policy acquisition costs, value of insurance business acquired and future policy benefits. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2025.

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

Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued amendments (Accounting Standards Update 2023-09) to enhance the transparency and decision usefulness of income tax disclosures. The amendments required that public business entities on an annual basis disclose information about taxes paid and a tabular reconciliation using both percentages and amounts of specific categories in the rate reconciliation. In addition, separate disclosure was required for any reconciling item equal to or greater than five (5) percent of the amount computed by multiplying the income or loss from continuing operations before income taxes by the statutory income tax rate. If not otherwise evident, a public business entity was required to provide an explanation of the individual reconciling items such as the nature, effect and causes of the reconciling items.

The Company adopted this Update and prescribed disclosures for year-end 2025 in accordance with the required effective date. The Company also disclosed the information required by this Update for 2024 year-end reporting. The Company disclosed and will continue to disclose annually the supplementary information for taxes paid (recovered).  Interim and annual periods will not disclose income (loss) from continuing operations before tax for domestic and foreign operations but will show the impact of foreign operating losses in the rate reconciliation. In addition, the total amounts of interest and penalties, if any, included in operating results and accrued in the statement of financial position will be disclosed. The Company will not disclose rate reconciliations on an interim basis unless there is a significant change in the Company’s estimated annual effective tax rate compared to the effective tax rate from the prior annual reporting period. If there is a significant change, the Company will disclose the reason for the significant change to the estimated annual effective tax rate.

Since FTFC is a holding company for life insurance and mortgage loan operations, FTFC pays premium taxes and very limited amounts of franchise taxes to states that are not based on allocated amounts of net income (loss).  The Company only pays state income taxes on the stand-alone taxable income of FTFC and TMC operations domiciled and operating in the state of Oklahoma. In addition, FTFC pays no foreign taxes or recovers any foreign losses on its operations outside the United States.  Based upon these facts, FTFC will not present disaggregated information for state taxes and foreign operations in its disclosures of federal income and other taxes but will have a rate reconciling item for non-taxable foreign tax income or losses.  The adoption of this guidance in 2025 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued updated guidance, Accounting Standards Update 2018-12 (ASU 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. The objective of this Update was to improve the timeliness of recognizing changes in the liability for future policy benefits, modified the rate used to discount future cash flows, simplified and improved accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplified the amortization of deferred acquisitions costs and expanded required disclosures.

The expanded disclosure required an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for its non-participating future policy benefits and deferred policy acquisition costs but initially reported and disclosed this adoption with the Company’s December 31, 2025 financial statements in accordance with the guidelines of the pronouncement. The Company’s 2025 quarterly financial statements were not required to adopt this guidance, but those 2025 quarterly financial statements will be restated in 2026 in accordance with the provisions of the Update.

ASU 2018-12 was adopted on a modified retrospective basis such that those balances for the liability for future policy benefits, deferred policy acquisition costs were adjusted to conform to ASU 2018-12 effective January 1, 2024 (i.e., the earliest period presented at adoption). With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances. The financial impact of this guidance on the Company’s 2023, 2024 and 2025 results of operations, financial position and liquidity were reported and disclosed in the Company’s December 31, 2025 financial statements.

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 as of March 31, 2025 is summarized as follows

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Three Months Ended March 31, 2025
Increase in future policy benefits	$3,496,874	$(956,957)	$2,539,917
Amortization of deferred policy acquisition costs	2,428,639	(102,739)	2,325,900
Amortization of value of insurance business acquired	46,636	46,400	93,036
Deferred federal income tax expense	(55,764)	212,792	157,028
Net income (loss)	568,114	800,504	1,368,618
Net income (loss) per common share:
Class A	$0.0600	$0.0845	$0.1445
Class B	0.0510	0.0718	0.1228

Consolidated Statements of Comprehensive Income	Three Months Ended March 31, 2025
Net income (loss)	$568,114	$800,504	$1,368,618
Adjustment to deferred acquisition costs	977	(977)	-
Remeasurement gains on future policy benefit related to discount rate	-	(1,058,818)	(1,058,818)
Federal income tax expense (benefit)	807,953	(222,146)	585,807
Total other comprehensive income	3,039,448	(835,695)	2,203,753
Total comprehensive income	3,607,562	(35,191)	3,572,371

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

Please see Note 4 to the Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025 for additional information regarding segment information.

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended March 31, 2026 and 2025

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Premiums	$10,686,249	$10,159,076	$527,173
Net investment income	8,858,572	7,818,283	1,040,289
Net realized investment gains	170,113	862,204	(692,091)
Service fees	443,473	751,915	(308,442)
Other income	2,227	18,217	(15,990)
Total revenues	20,160,634	19,609,695	550,939
Benefits and claims	12,341,093	12,180,868	160,225
Expenses	5,159,362	5,687,596	(528,234)
Total benefits, claims and expenses	17,500,455	17,868,464	(368,009)
Income before federal income tax expense	2,660,179	1,741,231	918,948
Federal income tax expense	604,424	372,616	231,808
Net income	$2,055,755	$1,368,615	$687,140
Net income per common share
Class A common stock	$0.2182	$0.1445	$0.0737
Class B common stock	$0.1855	$0.1228	$0.0627

Consolidated Condensed Financial Position as of March 31, 2026 and December 31, 2025

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 to 2025

Investment assets	$536,190,703	$525,598,084	$10,592,619
Assets held in trust under coinsurance agreement	17,442,984	21,066,069	(3,623,085)
Other assets	144,423,902	142,520,126	1,903,776
Total assets	$698,057,589	$689,184,279	$8,873,310

Policy liabilities	$575,695,591	$569,737,114	$5,958,477
Funds withheld under coinsurance agreement	17,123,444	20,001,969	(2,878,525)
Deferred federal income taxes	6,764,010	6,584,494	179,516
Other liabilities	10,282,957	6,288,104	3,994,853
Total liabilities	609,866,002	602,611,681	7,254,321
Shareholders' equity	88,191,587	86,572,598	1,618,989
Total liabilities and shareholders' equity	$698,057,589	$689,184,279	$8,873,310

Shareholders' equity per common share
Class A common stock	$9.3628	$9.1909	$0.1719
Class B common stock	$7.9584	$7.8123	$0.1461

Results of Operations – Three Months Ended March 31, 2026 and 2025

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Premiums	$10,686,249	$10,159,076	$527,173
Net investment income	8,858,572	7,818,283	1,040,289
Net realized investment gains	170,113	862,204	(692,091)
Service fees	443,473	751,915	(308,442)
Other income	2,227	18,217	(15,990)
Total revenues	$20,160,634	$19,609,695	$550,939

The $550,939 increase in total revenues for the three months ended March 31, 2026 is discussed below.

Premiums

Our premiums for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Ordinary life first year	$774,136	$715,216	$58,920
Ordinary life renewal	2,716,490	2,221,830	494,660
Final expense first year	736,115	763,758	(27,643)
Final expense renewal	6,459,508	6,458,272	1,236
Total premiums	$10,686,249	$10,159,076	$527,173

The $527,173 increase in premiums for the three months ended March 31, 2026, is primarily due to a $494,660 increase in ordinary life renewal premiums and a $58,920 increase in ordinary life first year premiums that exceeded a $27,643 decrease in final expense first year premiums.

The increase in ordinary life renewal and first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The decrease in final expense first year premiums reflects changes in competitor underwriting guidelines that are relaxed compared to our restricted underwriting standards.

Net Investment Income

The major components of our net investment income for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities	$2,581,407	$2,139,954	$441,453
Preferred stock and equity securities	101,974	76,946	25,028
Other long-term investments	976,840	1,121,898	(145,058)
Mortgage loans	5,401,729	4,843,950	557,779
Policy loans	100,425	83,307	17,118
Short-term and other investments	268,645	330,148	(61,503)
Gross investment income	9,431,020	8,596,203	834,817
Investment expenses	(572,448)	(777,920)	(205,472)
Net investment income	$8,858,572	$7,818,283	$1,040,289

The $834,817 increase in gross investment income for the three months ended March 31, 2026, is primarily due to $557,779 increase in mortgage loans and $441,453 increase in fixed maturity securities that exceeded a $145,058 decrease in other long-term investments.

The increase in mortgage loans is due to increased mortgage loans investments of $31.8 million since March 31, 2025. The increase in fixed maturity securities is due to an increase in the investment yield for fixed maturity securities. The decrease in other long-term investments is due to decreased other long-term investments of $7.3 million since March 31, 2025.

The $205,472 decrease in investment expense for the quarter ended March 31, 2026 is primarily due to decreased mortgage loans expenses.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate, equity securities, changes in fair value of equity securities and changes in estimate of credit losses. Our net realized investment gains for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities available-for-sale:
Sale proceeds / maturities	$8,491,234	$31,807,404	$(23,316,170)
Amortized cost at sale date	8,485,712	31,581,324	(23,095,612)
Net realized gains	$5,522	$226,080	$(220,558)
Mortgage loans on real estate
Sales proceeds	$18,460,136	$20,687,740	$(2,227,604)
Cost at sale date	18,460,136	20,687,740	(2,227,604)
Net realized gains	$-	$-	$-
Investment real estate
Sales proceeds	$184,832	$294,982	$(110,150)
Carrying value at sale date	150,370	265,570	(115,200)
Net realized gains	$34,462	$29,412	$5,050
Equity securities
Sales proceeds	$-	$2,722	$(2,722)
Cost at sale date	-	-	-
Net realized gains	$-	$2,722	$(2,722)
Equity securities, changes in fair value	$170,013	$(27,176)	$197,189
Changes in current estimate of credit losses	$(39,884)	$631,166	$(671,050)
Net realized investment gains	$170,113	$862,204	$(692,091)

Service Fees

The $308,442 decrease in service fees for the three months ended March 31, 2026, is primarily due to a decrease in fees from brokering mortgage loans to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Benefits and claims
Increase in future policy benefits	$2,657,711	$2,539,917	$117,794
Death benefits	4,130,002	3,964,993	165,009
Surrenders	697,766	775,567	(77,801)
Interest credited to policyholders	4,756,004	4,771,604	(15,600)
Dividend, endowment and supplementary life contract benefits	99,610	128,787	(29,177)
Total benefits and claims	12,341,093	12,180,868	160,225
Expenses
Policy acquisition costs deferred	(3,179,321)	(2,873,262)	(306,059)
Amortization of deferred policy acquisition costs	1,796,161	2,325,900	(529,739)
Amortization of value of insurance business acquired	88,191	93,036	(4,845)
Commissions	3,123,335	2,699,843	423,492
Other underwriting, insurance and acquisition expenses	3,330,996	3,442,079	(111,083)
Total expenses	5,159,362	5,687,596	(528,234)
Total benefits, claims and expenses	$17,500,455	$17,868,464	$(368,009)

The $368,009 decrease in total benefits, claims and expenses for the three months ended March 31, 2026 is discussed below.

Benefits and Claims

The $160,225 increase in benefits and claims for the three months ended March 31, 2026 is primarily due to the following:

●	$165,009 increase in death benefits is primarily due to approximately $110,000 of increased ordinary life benefits and $56,000 increased final expense benefits.

●	$117,794 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies

●	$77,801 decrease in surrenders is based upon policyholder elections.

Deferred and Amortization of Deferred Policy Acquisition Costs

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

For the three months ended March 31, 2026 and 2025, capitalized costs were $3,179,321 and $2,873,262, respectively. Amortization of deferred policy acquisition costs for the three months ended March 31, 2026 and 2025 were $1,796,161 and $2,325,900, respectively.

The $306,059 increase in the 2026 acquisition costs deferred primarily relates to increased ordinary life first year premiums and annuity production with a corresponding increase in deferral of eligible commissions. There was a $529,739 decrease in the 2026 amortization of deferred acquisition costs primarily due to decreased 2026 surrenders and withdrawal activity.

Amortization of Value of Insurance Business Acquired

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

Amortization of the value of insurance business acquired was $88,191 and $93,036 for the three months ended March 31, 2026 and 2025, respectively.

Commissions

Our commissions for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Annuity	$517,613	$182,493	$335,120
Ordinary life first year	827,238	752,621	74,617
Ordinary life renewal	335,283	274,170	61,113
Final expense first year	871,084	902,827	(31,743)
Final expense renewal	572,117	587,732	(15,615)
Total commissions	$3,123,335	$2,699,843	$423,492

The $423,492 increase in commissions for the three months ended March 31, 2026 is primarily due a $335,120 increase in annuity commissions (corresponding to $9,243,568 of increased annuity deposits retained), $74,617 increase in ordinary life first year commissions (corresponding to $58,920 increased ordinary life first year premiums) and a $61,113 increase in ordinary life renewal commissions (corresponding to $494,660 increased ordinary life renewal premiums) that exceeded $31,743 decrease in final expense first year commissions (corresponding to $27,643 decreased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

There was a $111,083 decrease in other underwriting, insurance and acquisition expenses for the three months ended March 31, 2026 that is primarily due to decreased legal fees that exceeded increased consulting fees.

Federal Income Taxes

FTFC filed its 2024 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended March 31, 2026 and 2025, current federal income tax expense was $308,806 and $215,585, respectively. For the three months ended March 31, 2026 and 2025, deferred federal income tax expense was $295,618 and $157,028 respectively.

Net Income Per Common Share Basic and Diluted

For the three months ended March 31, 2026, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,434,506) of Class A shares (9,333,404) and Class B shares (85,937) as of the reporting date. For the three months ended March 31, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended March 31, 2026, the net income allocated to the Class A shareholders of $2,036,999 is the total net income $2,055,755 less the net income allocated to the Class B shareholders $18,756. For the three months ended March 31, 2025, the net income allocated to the Class A shareholders of $1,356,199 is the total net income $1,368,618 less the net income allocated to the Class B shareholders $12,419.

The weighted average outstanding common shares basic for the three months ended March 31, 2026 and 2025 were 9,333,404 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Revenues:
Life insurance operations	$13,021,316	$12,266,168	$755,148
Annuity operations	6,451,431	6,266,530	184,901
Corporate operations	687,887	1,076,997	(389,110)
Total	$20,160,634	$19,609,695	$550,939
Income before federal income taxes:
Life insurance operations	$3,018,092	$1,834,689	$1,183,403
Annuity operations	(149,610)	(601,748)	452,138
Corporate operations	(208,303)	508,290	(716,593)
Total	$2,660,179	$1,741,231	$918,948

The increases and decreases in revenues and profitability from our business segments for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$527,173	$-	$-	$527,173
Net investment income	388,200	684,868	(32,779)	1,040,289
Net realized investment gains (losses)	(168,415)	(523,676)	-	(692,091)
Service fees and other income	8,190	23,709	(356,331)	(324,432)
Total revenue	755,148	184,901	(389,110)	550,939

Benefits and claims
Increase in future policy benefits	117,794	-	-	117,794
Death benefits	165,009	-	-	165,009
Surrenders	(77,801)	-	-	(77,801)
Interest credited to policyholders	-	(15,600)	-	(15,600)
Dividend, endowment and supplementary life contract benefits	(29,177)	-	-	(29,177)
Total benefits and claims	175,825	(15,600)	-	160,225
Expenses
Policy acquisition costs deferred net of amortization	(458,839)	(376,959)	-	(835,798)
Amortization of value of insurance business acquired	(2,423)	(2,422)	-	(4,845)
Commissions	88,372	335,120	-	423,492
Other underwriting, insurance and acquisition expenses	(231,190)	(207,376)	327,483	(111,083)
Total expenses	(604,080)	(251,637)	327,483	(528,234)
Total benefits, claims and expenses	(428,255)	(267,237)	327,483	(368,009)
Income (loss) before federal income taxes (benefits)	$1,183,403	$452,138	$(716,593)	$918,948

Consolidated Financial Condition

Our invested assets as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $228,860,763 and $215,989,423 as of March 31, 2026 and December 31, 2025, respectively)	$220,118,843	$209,926,505	$10,192,338
Equity securities at fair value (cost: $5,746,629 and $5,677,164 as of March 31, 2026 and December 31, 2025, respectively)	6,077,053	5,837,575	239,478
Mortgage loans on real estate	253,180,711	250,899,714	2,280,997
Investment real estate	2,499,544	2,526,085	(26,541)
Policy loans	5,449,035	5,132,086	316,949
Other long-term investments	48,865,517	51,276,119	(2,410,602)
Total investments	$536,190,703	$525,598,084	$10,592,619

The increases in fixed maturity available-for-sale securities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Fixed maturity securities, available-for-sale, beginning	$209,926,505	$213,745,821
Purchases	21,383,480	43,547,539
Prepayment premium adjustment	-	3,120
Unrealized appreciation (depreciation)	(2,679,002)	3,848,378
Net realized investment gains	5,522	226,080
Change in credit loss	(39,884)	631,166
Transfer to other long-term investments	-	(156,329)
Sales proceeds	(5,716,234)	(31,560,524)
Maturities	(2,775,000)	(250,000)
Accretion of discount (premium amortization)	13,456	(726,724)
Increase	10,192,338	15,562,706
Fixed maturity securities, available-for-sale, ending	$220,118,843	$229,308,527

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

The increases in equity securities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Equity securities, beginning	$5,837,575	$5,336,062
Purchases	99,858	127,627
Realized capital gain	-	2,722
Proceeds from realized capital gain	-	(2,722)
Joint venture distributions	(30,393)	(23,490)
Net realized investment gains (losses), changes in fair value	170,013	(27,176)
Increase	239,478	76,961
Equity securities, ending	$6,077,053	$5,413,023

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains within the consolidated statements of operations.

The increases in mortgage loans on real estate for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Mortgage loans on real estate, beginning	$250,899,714	$209,364,504
Purchases	21,043,359	33,189,685
Accretion of premium amortization	(166,028)	(28,636)
Payments	(18,460,136)	(20,687,740)
Foreclosed - transferred to real estate	(123,829)	(416,000)
Increase in allowance for bad debts	(12,369)	(62,776)
Increase	2,280,997	11,994,533
Mortgage loans on real estate, ending	$253,180,711	$221,359,037

The decrease and increase in investment real estate for the three months ended March 31, 2026 and 2025, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Investment real estate, beginning	$2,526,085	$2,351,549
Real estate acquired through mortgage loan foreclosure	123,829	416,000
Net realized investment gains	34,462	29,412
Sales proceeds	(184,832)	(294,982)
Increase (decrease)	(26,541)	150,430
Investment real estate, ending	$2,499,544	$2,501,979

The decreases in other long-term investments (composed mainly of lottery receivables) for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Other long-term investments, beginning	$51,276,119	$58,223,514
Purchases	174,000	550,000
Accretion of discount	958,127	1,105,305
Transfer from fixed maturity securities, available-for-sale	-	156,329
Unrealized appreciation	52	-
Payments	(3,542,781)	(3,822,329)
Decrease	(2,410,602)	(2,010,695)
Other long-term investments, ending	$48,865,517	$56,212,819

Our assets other than invested assets as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025

Cash and cash equivalents	$39,205,169	$39,496,427	$(291,258)
Accrued investment income	6,568,862	6,454,380	114,482
Recoverable from reinsurers	9,338,077	9,547,506	(209,429)
Assets held in trust under coinsurance agreement	17,442,984	21,066,069	(3,623,085)
Agents' balances and due premiums	1,410,387	1,391,105	19,282
Deferred policy acquisition costs	71,820,177	70,437,017	1,383,160
Value of insurance business acquired	2,916,815	3,005,006	(88,191)
Other assets	13,164,415	12,188,685	975,730
Assets other than investment assets	$161,866,886	$163,586,195	$(1,719,309)

The $291,258 decrease in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $3,623,085 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increases in deferred policy acquisition costs for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Balance, beginning of year	$70,437,017	$69,399,366
Capitalization of commissions, sales and issue expenses	3,179,321	2,873,262
Amortization	(1,796,161)	(2,325,900)
Increase	1,383,160	547,362
Balance, end of year	$71,820,177	$69,946,728

Our other assets as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025
Federal and state income taxes recoverable	$6,598,162	$5,890,172	$707,990
Advances to mortgage loan originator	4,989,679	4,722,878	266,801
Lease asset - right to use	889,971	924,201	(34,230)
Accrued management fee	505,315	498,389	6,926
Other receivables, prepaid assets and deposits	167,947	138,254	29,693
Notes receivable	13,341	14,791	(1,450)
Total other assets	$13,164,415	$12,188,685	$975,730

There was a $707,990 increase in federal and state income taxes recoverable primarily due to federal and state tax withholdings on lottery receivables.

There was a $266,801 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

Our liabilities as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025

Policy liabilities
Policyholders' account balances	$422,845,250	$417,120,647	$5,724,603
Future policy benefits	149,647,179	149,228,807	418,372
Policy claims	2,930,390	3,143,579	(213,189)
Other policy liabilities	272,772	244,081	28,691
Total policy liabilities	575,695,591	569,737,114	5,958,477
Funds withheld under coinsurance agreement	17,123,444	20,001,969	(2,878,525)
Deferred federal income taxes	6,764,010	6,584,494	179,516
Other liabilities	10,282,957	6,288,104	3,994,853
Total liabilities	$609,866,002	$602,611,681	$7,254,321

The increase and decrease in policyholders’ account balances for the three months ended March 31, 2026 and 2025, respectively, are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	15,995,446	6,742,282
Withdrawals	(18,026,629)	(14,394,759)
Change in funds withheld under coinsurance agreement	2,999,782	2,784,339
Interest credited	4,756,004	4,771,604
Increase (decrease)	5,724,603	(96,534)
Policyholders' account balances, ending	$422,845,250	$431,093,558

The $418,372 increase in future policy benefits during the three months ended March 31, 2026 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $179,516 increase in deferred federal income taxes during the three months ended March 31, 2026 was due to $295,618 of operating deferred federal tax expense and $116,102 of decreased deferred federal income taxes on other comprehensive income (loss).

The $2,878,525 decrease in funds withheld under coinsurance agreement is due to 2026 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

Our other liabilities as of March 31, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025
Suspense accounts payable	$4,849,092	$568,025	$4,281,067
Mortgage loans suspense	2,754,368	3,179,575	(425,207)
Lease liability	889,971	924,201	(34,230)
Unclaimed funds	651,295	658,404	(7,109)
Accrued expenses payable	469,000	687,000	(218,000)
Accounts payable	482,347	113,285	369,062
Unearned investment income	184,661	169,315	15,346
Guaranty fund assessments	55,000	55,000	-
Deferred revenue	16,500	19,250	(2,750)
Payable for securities purchased	-	-	-
Other payables, withholdings and escrows	(69,277)	(85,951)	16,674
Total other liabilities	$10,282,957	$6,288,104	$3,994,853

The $4,281,067 increase in suspense accounts payable is due to increased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in mortgage loan suspense of $425,207 is primarily due to timing of principal loan payments on mortgage loans.

The increase in accounts payable of $369,062 is primarily due to the timing of executive bonuses.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through March 31, 2026, we have received $27,119,480 from the sale of our shares.

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

As of March 31, 2026, we had cash and cash equivalents totaling $39,205,169. As of March 31, 2026, cash and cash equivalents of $13,559,471 and $15,083,166, respectively, totaling $28,642,637 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the OID of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is no capacity for TLIC to pay a dividend due to a negative unassigned surplus of $532,472 as of December 31, 2025. In addition, based on those limitations, there is the capacity for FBLIC to pay a dividend up to $2,899,895 in 2026 without prior approval. FBLIC has paid no dividends to TLIC in 2026 and 2025. TLIC has paid no dividends to FTFC.

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $34,481,480 and $34,131,790 as of March 31, 2026 and December 31, 2025, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Net cash provided by operating activities	$14,048,195	$5,542,992	$8,505,203
Net cash used in investing activities	(12,308,270)	(20,919,987)	8,611,717
Net cash used in financing activities	(2,031,183)	(7,652,477)	5,621,294
Decrease in cash and cash equivalents	(291,258)	(23,029,472)	22,738,214
Cash and cash equivalents, beginning of period	39,496,427	64,344,122	(24,847,695)
Cash and cash equivalents, end of period	$39,205,169	$41,314,650	$(2,109,481)

The cash provided by operating activities for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended March 31,		Amount Change
	2026	2025	2026 less 2025
Premiums collected	$10,744,779	$10,224,829	$519,950
Net investment income collected	7,953,881	6,905,408	1,048,473
Service fees and other income collected	438,774	775,621	(336,847)
Death benefits paid	(4,133,762)	(3,968,592)	(165,170)
Surrenders paid	(697,766)	(775,567)	77,801
Dividends and endowments paid	(99,682)	(129,710)	30,028
Commissions paid	(3,172,384)	(2,627,288)	(545,096)
Other underwriting, insurance and acquisition expenses paid	(3,188,997)	(3,138,005)	(50,992)
Taxes paid	(1,016,796)	(1,111,822)	95,026
Decreased funds under coinsurance agreement	3,744,342	2,542,838	1,201,504
Decreased mortgage loan suspense	(425,207)	(1,981,875)	1,556,668
Increased advances to mortgage loan originator	(266,800)	(925,882)	659,082
Increased (Decreased) deposits of pending policy applications	4,281,067	(133,453)	4,414,520
Other	(113,254)	(113,510)	256
Cash provided by operating activities	$14,048,195	$5,542,992	$8,505,203

Please see the statements of cash flows for the three months ended March 31, 2026 and 2025 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of March 31, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)		Amount Change
	March 31, 2026	December 31, 2025	2026 less 2025

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 9,631,920 issued as of March 31, 2026 and December 31, 2025, 9,333,404 outstanding as of March 31, 2026 and December 31, 2025)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of March 31, 2026 and December 31, 2025)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (298,516 shares as of March 31, 2026 and December 31, 2025)	(979,369)	(979,369)	-
Accumulated other comprehensive income	8,063,790	8,500,556	(436,766)
Accumulated earnings	37,341,813	35,286,058	2,055,755
Total shareholders' equity	$88,191,587	$86,572,598	$1,618,989

The increase in shareholders’ equity of $1,618,989 for the three months ended March 31, 2026 is due to $2,055,755 in net income and a $436,766 decrease in accumulated other comprehensive income.

The liquidity requirements of our life insurance companies are met primarily by funds provided from operations. Premium and annuity consideration deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. There were no liquidity issues in 2026 or 2025. Our investments include marketable debt securities that could be readily converted to cash for liquidity needs.

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized depreciation on available-for-sale securities of ($8,792,582) and ($6,113,632) as of March 31, 2026 and December 31, 2025, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $2,673,428 in unrealized losses arising for the three months ended March 31, 2026 has been impacted by 2026 net realized investment gains of $5,522 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized losses on investments of $2,678,950.

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

As of March 31, 2026, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.8% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of March 31, 2026 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A lawsuit filed by the Company and its Chairman and Chief Executive Officer, Gregg E. Zahn styled First Trinity Financial Corporation and Gregg E. Zahn vs. C. Wayne Pettigrew and Group & Pension Planners was originally filed in 2013 in the District Court of Tulsa County, Oklahoma against former Company Board of Director, C. Wayne Pettigrew was settled with the defendant on April 14, 2025.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

May 15, 2026	By	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

May 15, 2026	By	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer