Form 10-Q
period 2026-06-30
First Trinity Financial CORP
filed 2026-08-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended June 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period From ___________________ to ___________________ .

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2026, the registrant had 9,333,404 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Financial Position

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $242,863,773 and $215,989,423 as of June 30, 2026 and December 31, 2025, respectively)	$234,213,342	$209,926,505
Equity securities at fair value (cost: $5,816,243 and $5,677,164 as of June 30, 2026 and December 31, 2025, respectively)	6,040,317	5,837,575
Mortgage loans on real estate	257,171,436	250,899,714
Investment real estate	2,683,607	2,526,085
Policy loans	5,722,616	5,132,086
Other long-term investments	48,677,433	51,276,119
Total investments	554,508,751	525,598,084
Cash and cash equivalents	39,984,625	39,496,427
Accrued investment income	6,677,426	6,454,380
Recoverable from reinsurers	9,343,326	9,547,506
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $12,902,523 and $16,595,881 as of June 30, 2026 and December 31, 2025, respectively)	9,090,095	12,377,603
Mortgage loans on real estate	4,853,932	5,298,828
Investment real estate	271,056	271,056
Cash and cash equivalents	486,992	3,118,582
Total assets held in trust under coinsurance agreement	14,702,075	21,066,069
Agents' balances and due premiums	1,735,032	1,391,105
Deferred policy acquisition costs	73,637,787	70,437,017
Value of insurance business acquired	2,828,623	3,005,006
Other assets	11,669,456	12,188,685
Total assets	$715,087,101	$689,184,279

Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$438,119,994	$417,120,647
Future policy benefits	154,389,687	149,228,807
Policy claims	3,069,138	3,143,579
Other policy liabilities	358,380	244,081
Total policy liabilities	595,937,199	569,737,114
Funds withheld under coinsurance agreement	14,187,769	20,001,969
Deferred federal income taxes	6,855,370	6,584,494
Other liabilities	8,866,954	6,288,104
Total liabilities	625,847,292	602,611,681
Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 9,631,920 issued as of June 30, 2026 and December 31, 2025, 9,333,404 outstanding as of June 30, 2026 and December 31, 2025)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2026 and December 31, 2025)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (298,516 shares as of June 30, 2026 and December 31, 2025)	(979,369)	(979,369)
Accumulated other comprehensive income	7,517,351	8,500,556
Accumulated earnings	38,936,474	35,286,058
Total shareholders' equity	89,239,809	86,572,598
Total liabilities and shareholders' equity	$715,087,101	$689,184,279

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		Restated		Restated
Revenues
Premiums	$11,744,314	$10,985,721	$22,430,563	$21,144,797
Net investment income	8,927,231	9,111,238	17,785,803	16,929,521
Net realized investment gains (losses)	(91,816)	(22,958)	78,297	839,246
Service fees	596,927	2,304,439	1,040,400	3,056,354
Other income	266,914	3,212	269,141	21,429
Total revenues	21,443,570	22,381,652	41,604,204	41,991,347
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	4,054,616	3,847,949	6,712,327	6,387,866
Death benefits	4,095,473	3,878,238	8,225,475	7,843,231
Surrenders	882,726	750,541	1,580,492	1,526,108
Interest credited to policyholders	4,969,653	4,818,377	9,725,657	9,589,981
Dividend, endowment and supplementary life contract benefits	132,709	101,740	232,319	230,527
Total benefits and claims	14,135,177	13,396,845	26,476,270	25,577,713
Policy acquisition costs deferred	(3,845,755)	(3,233,202)	(7,025,076)	(6,106,464)
Amortization of deferred policy acquisition costs	2,028,145	2,415,015	3,824,306	4,740,915
Amortization of value of insurance business acquired	88,192	93,036	176,383	186,072
Commissions	3,833,424	3,177,497	6,956,759	5,877,340
Other underwriting, insurance and acquisition expenses	3,124,146	3,205,866	6,455,142	6,647,945
Total expenses	5,228,152	5,658,212	10,387,514	11,345,808
Total benefits, claims and expenses	19,363,329	19,055,057	36,863,784	36,923,521
Income before total federal income tax expense (benefit)	2,080,241	3,326,595	4,740,420	5,067,826
Current federal income tax expense	248,963	799,314	557,769	1,014,899
Deferred federal income tax expense (benefit)	236,617	(47,452)	532,235	109,576
Total federal income tax expense	485,580	751,862	1,090,004	1,124,475
Net income	$1,594,661	$2,574,733	$3,650,416	$3,943,351
Net income per common share
Class A common stock	$0.1693	$0.2719	$0.3875	$0.4164
Class B common stock	$0.1439	$0.2311	$0.3294	$0.3539

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
		Restated		Restated
Net income	$1,594,661	$2,574,733	$3,650,416	$3,943,351
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	134,341	505,990	(2,539,087)	4,580,448
Less net realized investment gains (losses) having no credit losses	41,835	(73,291)	47,357	152,789
Net unrealized investment gains (losses)	92,506	579,281	(2,586,444)	4,427,659
Remeasurement gains (losses) on future policy benefits related to discount rate	(784,202)	502,785	1,341,880	(556,033)
Other comprehensive income (loss) before federal income tax expense (benefit)	(691,696)	1,082,066	(1,244,564)	3,871,626
Federal income tax expense (benefit)	(145,257)	227,234	(261,359)	813,041
Total other comprehensive income (loss)	(546,439)	854,832	(983,205)	3,058,585
Total comprehensive income	$1,048,222	$3,429,565	$2,667,211	$7,001,936

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Three months ended June 30, 2025
Balance as of April 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$5,243,614	$30,498,556	$78,613,576
Comprehensive income:
Net income	-	-	-	-	-	2,574,733	2,574,733
Other comprehensive income	-	-	-	-	854,832	-	854,832
Balance as of June 30, 2025 (Restated)	$96,319	$1,011	$43,668,023	$(893,947)	$6,098,446	$33,073,289	$82,043,141

Six months ended June 30, 2025
Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$3,039,861	$29,129,938	$75,041,205
Comprehensive income:
Net income	-	-	-	-	-	3,943,351	3,943,351
Other comprehensive income	-	-	-	-	3,058,585	-	3,058,585
Balance as of June 30, 2025 (Restated)	$96,319	$1,011	$43,668,023	$(893,947)	$6,098,446	$33,073,289	$82,043,141

Three months ended June 30, 2026
Balance as of April 1, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$8,063,790	$37,341,813	$88,191,587
Comprehensive income:
Net income	-	-	-	-	-	1,594,661	1,594,661
Other comprehensive loss	-	-	-	-	(546,439)	-	(546,439)
Balance as of June 30, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$7,517,351	$38,936,474	$89,239,809

Six months ended June 30, 2026
Balance as of January 1, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$8,500,556	$35,286,058	$86,572,598
Comprehensive income:
Net income	-	-	-	-	-	3,650,416	3,650,416
Other comprehensive loss	-	-	-	-	(983,205)	-	(983,205)
Balance as of June 30, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$7,517,351	$38,936,474	$89,239,809

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
		Restated
Operating activities
Net income	$3,650,416	$3,943,351
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(1,658,533)	(1,400,000)
Net realized investment gains	(78,297)	(839,246)
Amortization of policy acquisition cost	3,824,306	4,740,915
Policy acquisition cost deferred	(7,025,076)	(6,106,464)
Amortization of value of insurance business acquired	176,383	186,072
Allowance for mortgage loan losses	33,161	204,909
Provision for deferred federal income tax expense	532,235	109,576
Interest credited to policyholders	9,725,657	9,589,981
Change in assets and liabilities:
Accrued investment income	(223,046)	(1,020,609)
Recoverable from reinsurers	204,180	166,163
Assets held in trust under coinsurance agreement	7,041,506	5,585,504
Agents' balances and due premiums	(343,927)	39,023
Other assets (excludes change in receivable for securities sold of $8,561 in 2025)	519,229	(1,091,976)
Future policy benefits	6,502,760	6,186,762
Policy claims	(74,441)	174,804
Other policy liabilities	114,299	95,181
Other liabilities (excludes change in payable for securities purchased of $10,088 in 2025)	2,578,850	(3,082,972)
Net cash provided by operating activities	25,499,662	17,480,974

Investing activities
Purchases of fixed maturity securities	(39,260,942)	(50,575,278)
Maturities of fixed maturity securities	3,375,000	250,000
Sales of fixed maturity securities	9,026,062	55,446,776
Purchases of equity securities	(212,556)	(215,855)
Proceeds from realized capital gains, equity securities	-	6,944
Joint venture distributions	73,477	67,674
Purchases of mortgage loans	(45,003,735)	(99,467,865)
Payments on mortgage loans	38,148,884	58,809,803
Purchases of other long-term investments	(2,278,034)	(1,823,500)
Payments on other long-term investments	6,744,100	7,702,946
Sale of real estate	184,832	294,982
Net change in policy loans	(590,530)	(341,116)
Net change in receivable and payable for securities sold and purchased	-	18,649
Net cash used in investing activities	(29,793,442)	(29,825,840)

Financing activities
Policyholders' account deposits	40,372,473	18,392,643
Policyholders' account withdrawals	(35,590,495)	(32,789,147)
Net cash provided by (used in) financing activities	4,781,978	(14,396,504)

Increase (decrease) in cash and cash equivalents	488,198	(26,741,370)
Cash and cash equivalents, beginning of period	39,496,427	64,344,122
Cash and cash equivalents, end of period	$39,984,625	$37,602,752

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the six months ended June 30, 2026 and 2025, the Company foreclosed on residential mortgage loans of real estate totaling $307,892 and $459,180 and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Reductions in mortgage loans due to foreclosure	$307,892	$459,180
Investment real estate held-for-sale acquired through foreclosure	(307,892)	(459,180)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026

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
June 30, 2026
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

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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
June 30, 2026
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
June 30, 2026
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
June 30, 2026
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

Subsequent Events

Management has evaluated all events subsequent to June 30, 2026 through the date that these financial statements have been issued.

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
June 30, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

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
June 30, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 for the six months ended June 30, 2025 is summarized as follows:

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Six Months Ended June 30, 2025
Increase in future policy benefits	$7,143,671	$(755,805)	$6,387,866
Amortization of deferred policy acquisition costs	5,193,070	(452,155)	4,740,915
Amortization of value of insurance business acquired	91,783	94,289	186,072
Deferred federal income tax expense (benefits)	(124,295)	233,871	109,576
Net income	3,063,551	879,800	3,943,351
Net income per common share:
Class A	$0.3235	$0.0929	$0.4164
Class B	0.2750	0.0789	0.3539

Consolidated Statements of Comprehensive Income	Six Months Ended June 30, 2025
Net income	$3,063,551	$879,800	$3,943,351
Adjustment to deferred acquisition costs	1,162	(1,162)	-
Remeasurement gains (losses) on future policy benefit related to discount rate	-	(556,033)	(556,033)
Federal income tax expense (benefit)	929,564	(116,523)	813,041
Total other comprehensive income	3,496,933	(438,348)	3,058,585
Total comprehensive income	6,560,484	441,452	7,001,936

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
June 30, 2026
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

g. The acquirer is usually the individual or group that pays a premium over the pre-combination fair value of the other combined entity or entities.

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
June 30, 2026
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

2. Investments

Investments in fixed maturity available-for-sale securities as of June 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	June 30, 2026 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,284,833	$568	$39,606	$4,245,795
States and political subdivisions	6,402,163	36,554	265,522	6,173,195
U.S. government agency mortgage backed securities	49,869,894	310,075	494,820	49,685,149
Commercial mortgage-backed securities	27,306,242	88,847	1,023,730	26,371,359
Residential mortgage-backed securities	4,922,246	5,888	80,008	4,848,126
Corporate bonds	108,783,363	328,576	5,521,379	103,590,560
Asset-backed securities	14,259,658	40,267	526,064	13,773,861
Foreign bonds	25,785,374	17,483	1,292,560	24,510,297
Redeemable preferred securities	1,250,000	-	235,000	1,015,000
Total fixed maturity securities	$242,863,773	$828,258	$9,478,689	$234,213,342

Fixed maturity securities held in trust under coinsurance agreement	$12,902,523	$-	$3,812,428	$9,090,095

	December 31, 2025
Fixed maturity securities
U.S. government and U.S. government agencies	$4,277,139	$8,812	$-	$4,285,951
States and political subdivisions	6,645,125	81,942	221,635	6,505,432
U.S. government agency mortgage backed securities	35,136,311	549,560	145,116	35,540,755
Commercial mortgage-backed securities	24,293,112	270,654	912,864	23,650,902
Residential mortgage-backed securities	2,490,458	5,498	28,357	2,467,599
Corporate bonds	102,571,386	744,128	4,714,451	98,601,063
Asset-backed securities	11,988,613	59,759	478,278	11,570,094
Exchange traded securities	500,000	-	8,000	492,000
Foreign bonds	26,837,279	79,509	1,124,079	25,792,709
Redeemable preferred securities	1,250,000	-	230,000	1,020,000
Total fixed maturity securities	$215,989,423	$1,799,862	$7,862,780	$209,926,505

Fixed maturity securities held in trust under coinsurance agreement	$16,595,881	$-	$4,218,278	$12,377,603

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of June 30, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	June 30, 2026 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$3,674,792	$39,606	4
States and political subdivisions	1,650,354	59,295	7
U.S. government agency mortgage backed securities	27,692,727	494,820	37
Commercial mortgage-backed securities	8,689,550	74,081	14
Residential mortgage-backed securities	4,833,975	80,008	7
Corporate bonds	24,973,089	445,889	64
Asset-backed securities	4,923,406	33,752	15
Foreign bonds	5,822,083	40,159	15
Total less than 12 months in an unrealized loss position	82,259,976	1,267,610	163
More than 12 months in an unrealized loss position
States and political subdivisions	1,923,513	206,227	10
Commercial mortgage-backed securities	7,148,688	949,649	18
Corporate bonds	53,886,038	5,075,490	148
Asset-backed securities	7,164,045	492,312	21
Foreign bonds	17,227,221	1,252,401	39
Redeemable preferred securities	1,015,000	235,000	4
Total more than 12 months in an unrealized loss position	88,364,505	8,211,079	240
Total fixed maturity securities in an unrealized loss position	$170,624,481	$9,478,689	403

Fixed maturity securities held in trust under coinsurance agreement

Total more than 12 months in an unrealized loss position	$9,090,095	$3,812,428	45
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$9,090,095	$3,812,428	45

	December 31, 2025
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$1,307,678	$44,604	5
U.S. government agency mortgage backed securities	5,160,399	123,520	6
Commercial mortgage-backed securities	695,052	1,718	1
Residential mortgage-backed securities	2,453,338	28,357	3
Corporate bonds	7,377,235	138,721	20
Asset-backed securities	1,210,524	5,917	5
Total less than 12 months in an unrealized loss position	18,204,226	342,837	40
More than 12 months in an unrealized loss position
States and political subdivisions	2,239,531	177,031	11
U.S. government agency mortgage backed securities	1,911,879	21,596	3
Commercial mortgage-backed securities	7,905,115	911,146	20
Corporate bonds	57,656,183	4,575,730	159
Asset-backed securities	7,139,007	472,361	20
Exchange traded securities	492,000	8,000	2
Foreign bonds	19,057,958	1,124,079	44
Redeemable preferred securities	1,020,000	230,000	4
Total more than 12 months in an unrealized loss position	97,421,673	7,519,943	263
Total fixed maturity securities in an unrealized loss position	$115,625,899	$7,862,780	303

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$89,555	$356	1
Total more than 12 months in an unrealized loss position	12,288,048	4,217,922	56
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$12,377,603	$4,218,278	57

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

As of June 30, 2026, the Company held 403 available-for-sale fixed maturity securities with an unrealized loss of $9,478,689, fair value of $170,624,481 and amortized cost of $180,103,170. These unrealized losses were primarily due to the market interest rate movements in the bond market as of June 30, 2026. The ratio of the fair value to the amortized cost of these 403 securities is 95%.

As of December 31, 2025, the Company held 303 available-for-sale fixed maturity securities with an unrealized loss of $7,862,780, fair value of $115,625,899 and amortized cost of $123,488,679. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2025. The ratio of the fair value to the amortized cost of these 303 securities is 94%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the six months ended June 30, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025

Beginning balance	$(529,984)	$(725,960)
Current estimate of credit losses	(67,185)	195,976
Ending balance	$(597,169)	$(529,984)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and future policy benefits related to discount rates as of June 30, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Unrealized depreciation
Available-for-sale fixed maturity securities	$(8,650,431)	$(6,062,918)
Other long-term investments	(49,645)	(50,714)
Future policy benefits related to discount rate	18,215,710	16,873,830
Deferred income taxes	(1,998,283)	(2,259,642)
Accumulated other comprehensive income	$7,517,351	$8,500,556

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(3,812,428)	$(4,218,278)

The information on future policy benefits related to discount rate is discussed in Note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Lotteries	$47,788,375	$50,487,453
Co-op loans	550,597	556,682
Commercial mortgage-backed securities	338,461	231,984

Total long-term investments	$48,677,433	$51,276,119

The Company’s other long-term investments in lottery prize cash flows were $47,788,375 and $50,487,453 as of June 30, 2026 and December 31, 2025, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $550,597 and $556,682 as of June 30, 2026 and December 31, 2025, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost of other long-term investments in investments in specified properties were $388,106 and $282,698, as of June 30, 2026 and December 31, 2025, respectively. The Company’s fair value of other long-term investments in investments in specified properties were $338,461 and $231,984, as of June 30, 2026 and December 31, 2025, respectively. The Company has unfunded commitments for new investments totaling $4,766,466 and $4,872,846 as of June 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of June 30, 2026, by contractual maturity, are summarized as follows:

	June 30, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,197,617	$4,155,338	$10,386,150	$10,470,865
Due after one year through five years	29,103,834	27,917,279	22,067,329	23,272,834
Due after five years through ten years	59,641,153	57,817,727	9,578,870	11,029,253
Due after ten years	116,288,108	111,983,586	5,756,026	7,282,305
Due at multiple maturity dates	33,633,061	32,339,412	-	-

	$242,863,773	$234,213,342	$47,788,375	$52,055,257

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of June 30, 2026, by contractual maturity, are summarized as follows:

	June 30, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$380,225	$379,377
Due after one year through five years	-	-
Due after five years through ten years	140,000	119,137
Due after ten years	11,890,074	8,201,205
Due at multiple maturity dates	492,224	390,376

	$12,902,523	$9,090,095

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds	$3,909,828	$23,889,372	$19,688,748	$38,122,063	$-	$-	$-	$4,222
Gross realized gains	48,980	-	-	-	-	-	-	4,222
Gross realized losses	(7,145)	(73,291)		(1,137)	-	-	-	-
Loss on impairments	-	-	-	-	-	-	-	-

	Six Months Ended June 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate		Equity Securities
	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds	$12,401,062	$55,696,776	$38,148,884	$58,809,803	$184,832	$294,982	$-	$6,944
Gross realized gains	54,924	221,430	-	-	34,462	29,412	-	6,944
Gross realized losses	(7,567)	(68,641)	-	(1,137)	-	-	-	-
Loss on impairments	-	-	-	-	-	-	-	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale securities and other long-term investments for the three and six months ended June 30, 2026 and 2025 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate and equity securities for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$91,489	$631,473	$(2,587,513)	$4,479,851
Fixed maturity securities held in trust under coinsurance agreement	395,099	37,699	405,850	223,632
Other long-term investments	1,017	(52,192)	1,069	(52,192)

Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	41,835	(73,291)	47,357	152,789
Fixed maturity securities credit losses	(27,301)	(13,056)	(67,185)	618,110
Mortgage loans on real estate	-	(1,137)	-	(1,137)
Investment real estate	-	-	34,462	29,412
Equity securities	-	4,222	-	6,944
Equity securities, changes in fair value	(106,350)	60,304	63,663	33,128

Major categories of net investment income for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Fixed maturity securities	$2,734,698	$2,530,774	$5,316,105	$4,670,728
Equity securities	114,810	86,081	216,784	163,027
Other long-term investments	929,687	1,069,651	1,906,527	2,191,549
Mortgage loans	5,383,012	5,612,876	10,784,741	10,456,826
Policy loans	108,801	88,103	209,226	171,410
Short-term and other investments	298,478	410,977	567,123	741,125
Gross investment income	9,569,486	9,798,462	19,000,506	18,394,665
Investment expenses	(642,255)	(687,224)	(1,214,703)	(1,465,144)
Net investment income	$8,927,231	$9,111,238	$17,785,803	$16,929,521

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of June 30, 2026 and December 31, 2025, these required deposits, included in investment assets, had amortized costs that totaled $5,082,632 and $5,074,730, respectively. As of June 30, 2026 and December 31, 2025, these required deposits had fair values that totaled $5,038,316 and $5,077,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Residential mortgage loans	$219,472,643	$221,015,308

Commercial mortgage loans by property type
Agricultural	240,428	241,755
Apartment	7,513,027	6,556,864
Industrial	5,592,636	2,631,676
Lodging	2,787,415	1,235,173
Office building	7,040,496	5,746,795
Retail	14,524,791	13,472,143

Total commercial mortgage loans by property type	37,698,793	29,884,406

Total mortgage loans	$257,171,436	$250,899,714

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$4,853,932	$5,298,828

Total mortgage loans held in trust under coinsurance agreement	$4,853,932	$5,298,828

There were 35 mortgage loans with a remaining principal balance of $6,435,923 that were more than 90 days past due as of June 30, 2026. There were 33 mortgage loans with a remaining principal balance of $7,935,123 that were more than 90 days past due as of June 30, 2025.

There were 10 mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,034,571 as of June 30, 2026. There were 10 mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,304,822 as of June 30, 2025.

The Company’s investment real estate as of June 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Land - held for investment	$411,000	$411,000
Residential real estate - held for sale	2,272,607	2,115,085
Total investment in real estate	$2,683,607	$2,526,085

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $280,000.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2026, the Company foreclosed on residential mortgage loans of real estate totaling $307,892 and transferred those properties to investment real estate held for sale.

During 2025, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	June 30, 2026 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,245,795	$-	$4,245,795
States and political subdivisions	-	6,173,195	-	6,173,195
U.S. government agency mortgage backed securities	-	49,685,149	-	49,685,149
Commercial mortgage-backed securities	-	26,371,359	-	26,371,359
Residential mortgage-backed securities	-	4,848,126	-	4,848,126
Corporate bonds	-	103,590,560	-	103,590,560
Asset-backed securities	-	13,773,861	-	13,773,861
Foreign bonds	-	24,510,297	-	24,510,297
Redeemable preferred securities	-	1,015,000	-	1,015,000
Total fixed maturity securities	$-	$234,213,342	$-	$234,213,342
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$9,090,095	$-	$9,090,095

Equity securities
Mutual funds	$-	$42,136	$-	$42,136
Corporate common stock	368,510	5,467,618	162,053	5,998,181
Total equity securities	$368,510	$5,509,754	$162,053	$6,040,317

	December 31, 2025
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,285,951	$-	$4,285,951
States and political subdivisions	-	6,505,432	-	6,505,432
U.S. government agency mortgage backed securities	-	35,540,755	-	35,540,755
Commercial mortgage-backed securities	-	23,650,902	-	23,650,902
Residential mortgage-backed securities	-	2,467,599	-	2,467,599
Corporate bonds	-	98,601,063	-	98,601,063
Asset-backed securities	-	11,570,094	-	11,570,094
Exchange traded securities	-	492,000	-	492,000
Foreign bonds	-	25,792,709	-	25,792,709
Redeemable preferred securities	-	1,020,000	-	1,020,000
Total fixed maturity securities	$-	$209,926,505	$-	$209,926,505

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$12,377,603	$-	$12,377,603

Equity securities
Mutual funds	$-	$43,837	$-	$43,837
Corporate common stock	289,214	5,347,910	156,614	5,793,738
Total equity securities	$289,214	$5,391,747	$156,614	$5,837,575

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

3. Fair Value Measurements (continued)

As of June 30, 2026 and December 31, 2025, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investment with a mortgage loan originator.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the six months ended June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025

Beginning balance	$156,614	$55,908
Joint venture investment	-	150,000
Joint venture net income	78,916	67,481
Joint venture distribution	(73,477)	(116,775)
Ending balance	$162,053	$156,614

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and December 31, 2025, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	June 30, 2026 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$37,698,793	$40,401,750	$-	$-	$40,401,750
Residential	219,472,643	258,459,141	-	-	258,459,141
Policy loans	5,722,616	5,722,616	-	-	5,722,616
Other long-term investments	48,677,433	52,944,315	-	104,927	52,839,388
Cash and cash equivalents	39,984,625	39,984,625	39,984,625	-	-
Accrued investment income	6,677,426	6,677,426	-	-	6,677,426
Total financial assets	$358,233,536	$404,189,873	$39,984,625	$104,927	$364,100,321
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$4,853,932	$4,853,932	$-	$-	$4,853,932
Cash and cash equivalents	486,992	486,992	486,992	-	-
Total financial assets held in trust under coinsurance agreement	$5,340,924	$5,340,924	$486,992	$-	$4,853,932

Policyholders' account balances	$438,119,994	$375,352,641	$-	$-	$375,352,641
Policy claims	3,069,138	3,069,138	-	-	3,069,138
Total financial liabilities	$441,189,132	$378,421,779	$-	$-	$378,421,779

	December 31, 2025
Financial assets
Mortgage loans on real estate
Commercial	$29,884,406	$31,628,099	$-	$-	$31,628,099
Residential	221,015,308	254,274,268	-	-	254,274,268
Policy loans	5,132,086	5,132,086	-	-	5,132,086
Other long-term investments	51,276,119	55,781,517	-	104,830	55,676,687
Cash and cash equivalents	39,496,427	39,496,427	39,496,427	-	-
Accrued investment income	6,454,380	6,454,380	-	-	6,454,380
Total financial assets	$353,258,726	$392,766,777	$39,496,427	$104,830	$353,165,520
Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$5,298,828	$5,298,828	$-	$-	$5,298,828
Cash and cash equivalents	3,118,582	3,118,582	3,118,582	-	-
Total financial assets held in trust under coinsurance agreement	$8,417,410	$8,417,410	$3,118,582	$-	$5,298,828
Financial liabilities
Policyholders' account balances	$417,120,647	$360,391,979	$-	$-	$360,391,979
Policy claims	3,143,579	3,143,579	-	-	3,143,579
Total financial liabilities	$420,264,226	$363,535,558	$-	$-	$363,535,558

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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

Other Long-Term Investments

Other long-term investments are primarily comprised of lottery prize receivables and fair value is derived by using a discounted cash flow approach. Projected cash flows are discounted using the average FTSE Pension Liability Index in effect at the end of each period.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Revenues:
Life insurance operations	$14,083,296	$13,374,112	$27,104,612	$25,640,280
Annuity operations	6,489,765	6,825,022	12,941,197	13,091,553
Corporate operations	870,509	2,182,518	1,558,395	3,259,514
Total	$21,443,570	$22,381,652	$41,604,204	$41,991,347
Income (loss) before income taxes:
Life insurance operations	$2,098,792	$1,833,786	$5,116,884	$3,668,474
Annuity operations	(309,523)	175,828	(459,133)	(425,920)
Corporate operations	290,972	1,316,981	82,669	1,825,272
Total	$2,080,241	$3,326,595	$4,740,420	$5,067,826
Depreciation and amortization expense:
Life insurance operations	$1,531,357	$1,919,120	$2,876,953	$3,753,043
Annuity operations	584,980	588,931	1,123,736	1,173,944
Total	$2,116,337	$2,508,051	$4,000,689	$4,926,987

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets:
Life insurance operations	$185,401,006	$180,762,415
Annuity operations	515,402,138	493,747,063
Corporate operations	14,283,957	14,674,801
Total	$715,087,101	$689,184,279

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$758,593	$-	$-	$758,593
Net investment income	(23,602)	(235,163)	74,758	(184,007)
Net realized investment gains and loss on impairments	(23,007)	(45,851)	-	(68,858)
Service fees and other income	(2,800)	(54,243)	(1,386,767)	(1,443,810)
Total revenue	709,184	(335,257)	(1,312,009)	(938,082)

Benefits and claims
Increase in future policy benefits	206,667	-	-	206,667
Death benefits	217,235	-	-	217,235
Surrenders	132,185	-	-	132,185
Interest credited to policyholders	-	151,276	-	151,276
Dividend, endowment and supplementary life contract benefits	30,969	-	-	30,969
Total benefits and claims	587,056	151,276	-	738,332
Expenses
Policy acquisition costs deferred net of amortization	(575,609)	(423,814)	-	(999,423)
Amortization of value of insurance business acquired	(2,422)	(2,422)	-	(4,844)
Commissions	256,837	399,090	-	655,927
Other underwriting, insurance and acquisition expenses	178,316	25,964	(286,000)	(81,720)
Total expenses	(142,878)	(1,182)	(286,000)	(430,060)
Total benefits, claims and expenses	444,178	150,094	(286,000)	308,272
Income (loss) before federal income taxes	$265,006	$(485,351)	$(1,026,009)	$(1,246,354)

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,285,766	$-	$-	$1,285,766
Net investment income	364,598	449,704	41,980	856,282
Net realized investment gains and loss on impairments	(191,422)	(569,527)	-	(760,949)
Service fees and other income	5,390	(30,533)	(1,743,099)	(1,768,242)
Total revenue	1,464,332	(150,356)	(1,701,119)	(387,143)

Benefits and claims
Increase in future policy benefits	324,461	-	-	324,461
Death benefits	382,244	-	-	382,244
Surrenders	54,384	-	-	54,384
Interest credited to policyholders	-	135,676	-	135,676
Dividend, endowment and supplementary life contract benefits	1,792	-	-	1,792
Total benefits and claims	762,881	135,676	-	898,557
Expenses
Policy acquisition costs deferred net of amortization	(1,034,448)	(800,773)	-	(1,835,221)
Amortization of value of insurance business acquired	(4,844)	(4,845)	-	(9,689)
Commissions	345,208	734,211	-	1,079,419
Other underwriting, insurance and acquisition expenses	(52,875)	(181,412)	41,484	(192,803)
Total expenses	(746,959)	(252,819)	41,484	(958,294)
Total benefits, claims and expenses	15,922	(117,143)	41,484	(59,737)
Income (loss) before federal income taxes (benefits)	$1,448,410	$(33,213)	$(1,742,603)	$(327,406)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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

Disaggregated financial information for these segments, as regularly provided to the CODM, for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30, 2026
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$11,744,314	$-	$-	$11,744,314
Net investment income	2,293,960	6,374,419	258,852	8,927,231
Net realized investment losses	(24,405)	(67,411)		(91,816)
Service fees and other income	69,427	182,757	611,657	863,841
Total revenue	14,083,296	6,489,765	870,509	21,443,570

Benefits and claims
Increase in future policy benefits	4,054,616	-	-	4,054,616
Death benefits	4,095,473	-	-	4,095,473
Surrenders	882,726	-	-	882,726
Interest credited to policyholders	-	4,969,653	-	4,969,653
Dividend, endowment and supplementary life contract benefits	132,709	-	-	132,709
Total benefits and claims	9,165,524	4,969,653	-	14,135,177
Expenses
Policy acquisition costs deferred net of amortization	(1,564,413)	(253,197)	-	(1,817,610)
Amortization of value of insurance business acquired	44,096	44,096	-	88,192
Commissions	3,035,083	798,341	-	3,833,424
Other underwriting, insurance and acquisition expenses	1,304,214	1,240,395	579,537	3,124,146
Total expenses	2,818,980	1,829,635	579,537	5,228,152
Total benefits, claims and expenses	11,984,504	6,799,288	579,537	19,363,329
Income before federal income tax expense	$2,098,792	$(309,523)	$290,972	$2,080,241

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Three Months Ended June 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$10,985,721	$-	$-	$10,985,721
Net investment income	2,317,562	6,609,583	184,093	9,111,238
Net realized investment gains and loss on impairments	(1,398)	(21,560)	-	(22,958)
Service fees and other income	72,227	236,999	1,998,425	2,307,651
Total revenue	13,374,112	6,825,022	2,182,518	22,381,652

Benefits and claims
Increase in future policy benefits	3,847,949	-	-	3,847,949
Death benefits	3,878,238	-	-	3,878,238
Surrenders	750,541	-	-	750,541
Interest credited to policyholders	-	4,818,377	-	4,818,377
Dividend, endowment and supplementary life contract benefits	101,740	-	-	101,740
Total benefits and claims	8,578,468	4,818,377	-	13,396,845
Expenses
Policy acquisition costs deferred net of amortization	(988,803)	170,616	-	(818,187)
Amortization of value of insurance business acquired	46,518	46,518	-	93,036
Commissions	2,778,246	399,251	-	3,177,497
Other underwriting, insurance and acquisition expenses	1,125,897	1,214,432	865,537	3,205,866
Total expenses	2,961,858	1,830,817	865,537	5,658,212
Total benefits, claims and expenses	11,540,326	6,649,194	865,537	19,055,057
Income before federal income tax expense	$1,833,786	$175,828	$1,316,981	$3,326,595

	(Unaudited)
	Six Months Ended June 30, 2026
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$22,430,563	$-	$-	$22,430,563
Net investment income	4,585,286	12,709,311	491,206	17,785,803
Net realized investment gains	21,419	56,878	-	78,297
Service fees and other income	67,344	175,008	1,067,189	1,309,541
Total revenue	27,104,612	12,941,197	1,558,395	41,604,204

Benefits and claims
Increase in future policy benefits	6,712,327	-	-	6,712,327
Death benefits	8,225,475	-	-	8,225,475
Surrenders	1,580,492	-	-	1,580,492
Interest credited to policyholders	-	9,725,657	-	9,725,657
Dividend, endowment and supplementary life contract benefits	232,319	-	-	232,319
Total benefits and claims	16,750,613	9,725,657	-	26,476,270
Expenses
Policy acquisition costs deferred net of amortization	(2,937,211)	(263,559)	-	(3,200,770)
Amortization of value of insurance business acquired	88,191	88,192	-	176,383
Commissions	5,640,805	1,315,954	-	6,956,759
Other underwriting, insurance and acquisition expenses	2,445,330	2,534,086	1,475,726	6,455,142
Total expenses	5,237,115	3,674,673	1,475,726	10,387,514
Total benefits, claims and expenses	21,987,728	13,400,330	1,475,726	36,863,784
Income before federal income tax expense	$5,116,884	$(459,133)	$82,669	$4,740,420

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Six Months Ended June 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$21,144,797	$-	$-	$21,144,797
Net investment income	4,220,687	12,259,607	449,227	16,929,521
Net realized investment gains and loss on impairments	212,842	626,404	-	839,246
Service fees and other income	61,954	205,542	2,810,287	3,077,783
Total revenue	25,640,280	13,091,553	3,259,514	41,991,347

Benefits and claims
Increase in future policy benefits	6,387,866	-	-	6,387,866
Death benefits	7,843,231	-	-	7,843,231
Surrenders	1,526,108	-	-	1,526,108
Interest credited to policyholders	-	9,589,981	-	9,589,981
Dividend, endowment and supplementary life contract benefits	230,527	-	-	230,527
Total benefits and claims	15,987,732	9,589,981	-	25,577,713
Expenses
Policy acquisition costs deferred net of amortization	(1,902,763)	537,214	-	(1,365,549)
Amortization of value of insurance business acquired	93,036	93,036	-	186,072
Commissions	5,295,597	581,743	-	5,877,340
Other underwriting, insurance and acquisition expenses	2,498,204	2,715,499	1,434,242	6,647,945
Total expenses	5,984,074	3,927,492	1,434,242	11,345,808
Total benefits, claims and expenses	21,971,806	13,517,473	1,434,242	36,923,521
Income before federal income tax expense	$3,668,474	$(425,920)	$1,825,272	$5,067,826

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
June 30, 2026
(Unaudited)

6. Contingent Liabilities (continued)

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

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, 2026 and 2025 (Unaudited)
		Remeasurement
	Unrealized	Gains on Future	Accumulated
	Depreciation on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rate	Income
Balance as of April 1, 2026	$(6,946,140)	$15,009,930	$8,063,790
Other comprehensive loss before reclassifications, net of tax	106,129	(619,519)	(513,390)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	33,049	-	33,049
Other comprehensive loss	73,080	(619,519)	(546,439)
Balance as of June 30, 2026	$(6,873,060)	$14,390,411	$7,517,351

Balance as of April 1, 2025	$(7,986,508)	$13,230,122	$5,243,614
Other comprehensive income before reclassifications, net of tax	399,732	397,200	796,932
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	(57,900)	-	(57,900)
Other comprehensive income	457,632	397,200	854,832
Balance as of June 30, 2025	$(7,528,876)	$13,627,322	$6,098,446

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30, 2026 and 2025 (Unaudited)
		Remeasurement
	Unrealized	Gains on Future	Accumulated
	Depreciation on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rate	Income
Balance as of January 1, 2026	$(4,829,770)	$13,330,326	$8,500,556
Other comprehensive loss before reclassifications, net of tax	(2,005,878)	1,060,085	(945,793)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	37,412	-	37,412
Other comprehensive loss	(2,043,290)	1,060,085	(983,205)
Balance as of June 30, 2026	$(6,873,060)	$14,390,411	$7,517,351

Balance as of January 1, 2025	$(11,026,727)	$14,066,588	$3,039,861
Other comprehensive income before reclassifications, net of tax	3,618,554	(439,266)	3,179,288
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	120,703	-	120,703
Other comprehensive income	3,497,851	(439,266)	3,058,585
Balance as of June 30, 2025	$(7,528,876)	$13,627,322	$6,098,446

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for each component for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, 2026 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$134,341	$28,212	$106,129
Reclassification adjustment for net gains included in operations having no credit losses	41,835	8,786	33,049
Net unrealized gains on investments	92,506	19,426	73,080
Remeasurement loss on future policy benefits related to discount rate	(784,202)	(164,683)	(619,519)
Total other comprehensive loss	$(691,696)	$(145,257)	$(546,439)

	Three Months Ended June 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$505,990	$106,258	$399,732
Reclassification adjustment for net losses included in operations having no credit losses	(73,291)	(15,391)	(57,900)
Net unrealized gains on investments	579,281	121,649	457,632
Remeasurement gains on future policy benefits related to discount rate	502,785	105,585	397,200
Total other comprehensive income	$1,082,066	$227,234	$854,832

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Six Months Ended June 30, 2026 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(2,539,087)	$(533,209)	$(2,005,878)
Reclassification adjustment for net gains included in operations having no credit losses	47,357	9,945	37,412
Net unrealized losses on investments	(2,586,444)	(543,154)	(2,043,290)
Remeasurement loss on future policy benefits related to discount rate	1,341,880	281,795	1,060,085
Total other comprehensive loss	$(1,244,564)	$(261,359)	$(983,205)

	Six Months Ended June 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	$4,580,448	$961,894	$3,618,554
Reclassification adjustment for net gains included in operations having no credit losses	152,789	32,086	120,703
Net unrealized gains on investments	4,427,659	929,808	3,497,851
Remeasurement loss on future policy benefits related to discount rate	(556,033)	(116,767)	(439,266)
Total other comprehensive income	$3,871,626	$813,041	$3,058,585

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
Reclassification Adjustments	2026	2025	2026	2025
Unrealized losses on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$41,835	$(73,291)	$47,357	$152,789
Income tax expense (benefit) (b)	8,786	(15,391)	9,945	32,086
Total reclassification adjustments	$33,049	$(57,900)	$37,412	$120,703

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of June 30, 2026, $1,012,490 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of June 30, 2026, $1,003,023 of that escrow amount is available to the Company as additional collateral on $5,195,898 of advances to the loan originator. The remaining June 30, 2026 escrow amount of $9,467 is available to the Company as additional collateral on its investment of $1,893,321 in residential mortgage loans on real estate. In addition, the Company has an additional $1,282,804 allowance for possible loan losses in the remaining $255,278,115 of investments in mortgage loans on real estate as of June 30, 2026.

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

As of June 30, 2026, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,504,608 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $495,392 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and six months ended June 30, 2026 and 2025 are summarized as follows (excluding $1,893,321 and $2,357,772 of mortgage loans on real estate as of June 30, 2026 and 2025, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	(Unaudited)
	Three Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2026	2025	2026	2025	2026	2025
Allowance, beginning	$1,090,024	$1,027,453	$171,988	$71,288	$1,262,012	$1,098,741
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	3,339	123,150	17,453	18,983	20,792	142,133
Allowance, ending	$1,093,363	$1,150,603	$189,441	$90,271	$1,282,804	$1,240,874

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,093,363	$1,150,603	$189,441	$90,271	$1,282,804	$1,240,874

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$217,579,322	$228,970,075	$37,698,793	$17,963,830	$255,278,115	$246,933,905

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Six Months Ended June 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2026	2025	2026	2025	2026	2025
Allowance, beginning	$1,099,470	$964,035	$150,173	$71,930	$1,249,643	$1,035,965
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(6,107)	186,568	39,268	18,341	33,161	204,909
Allowance, ending	$1,093,363	$1,150,603	$189,441	$90,271	$1,282,804	$1,240,874

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,093,363	$1,150,603	$189,441	$90,271	$1,282,804	$1,240,874

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$217,579,322	$228,970,075	$37,698,793	$17,963,830	$255,278,115	$246,933,905

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of June 30, 2026 and December 31, 2025 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Over 70% to 80%	$83,614,686	$80,961,159	$2,750,745	$2,994,034	$86,365,431	$83,955,193
Over 60% to 70%	59,847,321	57,882,384	6,388,109	4,219,456	66,235,430	62,101,840
Over 50% to 60%	37,086,795	41,230,931	7,939,553	2,955,812	45,026,348	44,186,743
Over 40% to 50%	19,790,519	20,034,515	7,124,837	8,882,500	26,915,356	28,917,015
Over 30% to 40%	8,275,609	10,765,292	4,585,662	4,641,724	12,861,271	15,407,016
Over 20% to 30%	6,001,339	5,555,166	4,439,626	2,916,747	10,440,965	8,471,913
Over 10% to 20%	3,712,765	3,899,780	4,221,782	3,018,417	7,934,547	6,918,197
10% or less	1,143,609	686,081	248,479	255,716	1,392,088	941,797
Total	$219,472,643	$221,015,308	$37,698,793	$29,884,406	$257,171,436	$250,899,714

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized and amount amortized) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statements of operations for three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Deferred Policy Acquisition Cost Capitalized
	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Life	$3,051,674	$2,861,405	$5,725,973	$5,562,770
Annuity	794,081	371,797	1,299,103	543,694
Total	$3,845,755	$3,233,202	$7,025,076	$6,106,464

	Deferred Policy Acquisition Cost Amortized
	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Life	$1,487,261	$1,872,602	$2,788,762	$3,660,007
Annuity	540,884	542,413	1,035,544	1,080,908
Total	$2,028,145	$2,415,015	$3,824,306	$4,740,915

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

9. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited) Six Months Ended June 30, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$60,257,100	$10,179,917	$70,437,017
Capitalized	5,725,973	1,299,103	7,025,076
Amortized	(2,788,762)	(1,035,544)	(3,824,306)
Increase (decrease)	2,937,211	263,559	3,200,770
Deferred policy acquisition costs, ending	$63,194,311	$10,443,476	$73,637,787

	(Unaudited) Six Months Ended June 30, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$57,778,383	$11,620,983	$69,399,366
Capitalized	5,562,770	543,694	6,106,464
Amortized	(3,660,007)	(1,080,908)	(4,740,915)
Increase (decrease)	1,902,763	(537,214)	1,365,549
Deferred policy acquisition costs, ending	$59,681,146	$11,083,769	$70,764,915

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits

Future policy benefits include reserves for long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits meeting ASU 2018-12 standards as of and for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited) June 30, 2026		(Unaudited) June 30, 2025
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$131,056,717	$235,345,739	$133,088,475	$228,572,260
Effect of changes in discount rate	9,629,855	26,509,627	10,348,860	28,154,664
Beginning balance at original discount rate	$140,686,572	$261,855,366	$143,437,335	$256,726,924
Effect of changes in cash flow considerations	-	-	-	-
Effect of actual variances from expected	(4,123,461)	(4,443,005)	(4,381,905)	(4,590,224)
Trued-Up balance	$136,563,111	$257,412,361	$139,055,430	$252,136,700
New issuances	11,338,161	11,699,407	9,945,072	10,267,140
Net premium collected	(9,430,363)	-	(9,408,157)	-
Interest accrual	3,057,894	5,753,272	3,083,956	5,624,767
Withdrawal/surrenders	-	(1,329,970)	-	(1,179,973)
Benefit payments	-	(8,170,804)	-	(7,517,117)
Ending balance at original discount rate	$141,528,804	$265,364,265	$142,676,301	$259,331,518
Effect of changes in discount rate	(20,442,687)	(38,666,101)	(19,200,500)	(36,450,274)
Balance, end of year	$121,086,117	$226,698,164	$123,475,801	$222,881,244
Reinsurance recoverable	$730,617		$751,315
Net liability for future policy benefits	$104,881,429		$98,654,128
Deferred profit liability	$2,385,885		$2,210,250

The composition of future policy benefits as of June 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Future policy benefits meeting ASU 2018-12 standards	$105,612,046	$104,289,022
Reinsurance recoverable	(730,617)	(744,285)
Subtotal	104,881,429	103,544,737
Deferred profit liability	2,385,885	2,449,123
Total future policy benefits meeting ASU 2018-12 standards	107,267,314	105,993,860
Future policy benefits not meeting ASU 2018-12 standards:
Participating life insurance contracts not on contribution basis	30,405,668	26,321,494
Reduced paid up and extended term life insurance contracts	7,943,839	7,916,928
Other	1,692,259	1,703,169
Total future policy benefits not meeting ASU 2018-12 standards	40,041,766	35,941,591
Future policy benefit reinsurance ceded	7,080,607	7,293,356
Total future policy benefits	$154,389,687	$149,228,807

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The undiscounted expected future benefit payments and gross premiums as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited) June 30, 2026
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$309,932,156	$227,140,185	$194,806,763
Benefits	420,054,328	265,364,265	226,698,164

	December 31, 2025
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$294,949,116	$226,864,424	$211,608,008
Benefits	408,757,275	261,855,366	235,345,739

The weighted-average interest rates as of June 30, 2026 and December 31, 2025 are summarized as follows:

(Unaudited)
June 30, 2026
Weighted-average interest rate
Original discount rate	4.03%
Current discount rate	5.31%

December 31, 2025
Weighted-average interest rate
Original discount rate	4.15%
Current discount rate	5.32%

The weighted-average durations of the liability as of June 30, 2026 and December 31, 2025 are summarized as follows:

(Unaudited) June 30, 2026
Weighted-average duration of the liability
Original duration of the liability in years	14.07
Current duration of the liability in years	13.43

December 31, 2025
Weighted-average duration of liability
Original duration of the liability in years	13.86
Current duration of the liability in years	13.27

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The actual experience during the six months ended June 30, 2026 and 2025 compared to what was expected for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited) June 30, 2026
	Amount Inforce	Mortality	Lapsation	Total
Expected	$803,590,701	$8,667,732	$2,702,371	$11,370,103
Expected rate		1.08%	0.34%	1.41%
Actual	$803,590,701	$8,170,804	$1,329,970	$9,500,774
Actual rate		1.02%	0.17%	1.18%
Actual to expected ratio		94.27%	49.21%	83.56%

	(Unaudited) June 30, 2025
	Amount Inforce	Mortality	Lapsation	Total
Expected	$729,050,161	$7,352,374	$2,302,451	$9,654,824
Expected rate		1.01%	0.32%	1.32%
Actual	$729,050,161	$7,517,117	$1,181,941	$8,699,058
Actual rate		1.03%	0.16%	1.19%
Actual to expected ratio		102.24%	51.33%	90.10%

11. Policyholders’ Account Balances

Policyholders’ Account Balances include annuity contracts and deposit-type liabilities that are composed of supplemental contracts without life contingencies, premium deposit funds, premium growth funds and dividend accumulation funds that are all included in the annuity segment of the Company’s operations.

The composition of annuities and deposit-type liabilities included in Policyholders’ Account Balances as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Annuity	$432,786,404	$412,013,139
Deposit-type liabilities
Dividend accumulations	2,668,398	2,558,598
Supplemental contracts with out life contingencies	996,018	1,042,149
Premium growth funds	1,015,357	1,001,467
Premium deposit funds	653,817	505,293
Total deposit-type liabilities	5,333,590	5,107,508
Total Policyholders' account balances'	$438,119,994	$417,120,647

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

11. Policyholders’ Account Balances (continued)

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of June 30, 2026 and December 31, 2025 are presented as follows:

(Unaudited) June 30, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	262,441	635,155	1,149,360	1,464,679	3,511,635
3.00% to 3.99%	31,901,577	6,577,581	16,352,652	12,583,544	67,415,354
Greater than 4.00%	36,715,056	(87)	27,215,101	295,871,303	359,801,373
Total	$68,879,074	$7,212,649	$44,717,113	$309,919,526	$430,728,362

December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	116,178	729,836	1,183,315	2,391,536	4,420,865
3.00% to 3.99%	35,319,569	6,971,247	21,064,564	17,902,561	81,257,941
Greater than 4.00%	36,815,487	(87)	28,302,393	259,073,966	324,191,759
Total	$72,251,234	$7,700,996	$50,550,272	$279,368,063	$409,870,565

Reconciliations of policyholders' account balances with guaranteed minimum crediting rates to total policyholders' account balances as of June 30, 2026 and December 31, 2025, are presented as follows:

	(Unaudited)
	June 30, 2026	December 31, 2025
Policyholders' account balances with guaranteed minimum crediting rates	430,728,362	409,870,565

Deposit-type liabilities	5,333,590	5,107,508
Policyholders' account balances ceded	1,990,852	2,075,077
Accrued interest credited to policyholders' account balances	67,190	67,497
Total additions	7,391,632	7,250,082
Total policyholders' account balances	438,119,994	417,120,647

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

11. Policyholders’ Account Balances (continued)

The change in the policyholders account balances for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	June 30, 2026	June 30, 2025
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	40,372,473	18,392,643
Withdrawals	(35,590,495)	(32,789,147)
Funds withheld under coinsurance agreement	6,491,712	5,750,119
Interest credited	9,725,657	9,589,981
Increase (decrease)	20,999,347	943,596
Policyholders' account balances, ending	$438,119,994	$432,133,688

Weighted Average Crediting Rate	4.55%	4.44%
Cash surrender value	$413,709,420	$407,163,247

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Trinity Financial Corporation (“we” “us”, “our”, “FTFC” or the “Company”) conducts operations as an insurance holding company emphasizing ordinary life insurance products and annuity contracts in niche markets.

As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core TLIC and FBLIC operations include issuing modified premium whole life insurance with a flexible premium deferred annuity, ordinary whole life, final expense, term and annuity products to predominantly middle income households in the states of Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia and West Virginia through independent agents.

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

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 for the six months ended June 30, 2025, is summarized as follows:

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Six Months Ended June 30, 2025
Increase in future policy benefits	$7,143,671	$(755,805)	$6,387,866
Amortization of deferred policy acquisition costs	5,193,070	(452,155)	4,740,915
Amortization of value of insurance business acquired	91,783	94,289	186,072
Deferred federal income tax expense	(124,295)	233,871	109,576
Net income	3,063,551	879,800	3,943,351
Net income per common share:
Class A	$0.3235	$0.0929	$0.4164
Class B	0.2750	0.0789	0.3539

Consolidated Statements of Comprehensive Income	Six Months Ended June 30, 2025
Net income	$3,063,551	$879,800	$3,943,351
Adjustment to deferred acquisition costs	1,162	(1,162)	-
Remeasurement gains on future policy benefit related to discount rate	-	(556,033)	(556,033)
Federal income tax expense (benefit)	929,564	(116,523)	813,041
Total other comprehensive income	3,496,933	(438,348)	3,058,585
Total comprehensive income	6,560,484	441,452	7,001,936

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

g. The acquirer is usually the individual or group that pays a premium over the pre-combination fair value of the other combined entity or entities.

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended June 30, 2026 and 2025

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$11,744,314	$10,985,721	$758,593
Net investment income	8,927,231	9,111,238	(184,007)
Net realized investment losses	(91,816)	(22,958)	(68,858)
Service fees	596,927	2,304,439	(1,707,512)
Other income	266,914	3,212	263,702
Total revenues	21,443,570	22,381,652	(938,082)
Benefits and claims	14,135,177	13,396,845	738,332
Expenses	5,228,152	5,658,212	(430,060)
Total benefits, claims and expenses	19,363,329	19,055,057	308,272
Income before federal income tax expense	2,080,241	3,326,595	(1,246,354)
Federal income tax expense	485,580	751,862	(266,282)
Net income	$1,594,661	$2,574,733	$(980,072)
Net income per common share
Class A common stock	$0.1693	$0.2719	$(0.1026)
Class B common stock	$0.1439	$0.2311	$(0.0872)

Consolidated Condensed Results of Operations for the Six Months Ended June 30, 2026 and 2025

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$22,430,563	$21,144,797	$1,285,766
Net investment income	17,785,803	16,929,521	856,282
Net realized investment gains	78,297	839,246	(760,949)
Service fees	1,040,400	3,056,354	(2,015,954)
Other income	269,141	21,429	247,712
Total revenues	41,604,204	41,991,347	(387,143)
Benefits and claims	26,476,270	25,577,713	898,557
Expenses	10,387,514	11,345,808	(958,294)
Total benefits, claims and expenses	36,863,784	36,923,521	(59,737)
Income before federal income tax expense	4,740,420	5,067,826	(327,406)
Federal income tax expense	1,090,004	1,124,475	(34,471)
Net income	$3,650,416	$3,943,351	$(292,935)
Net income per common share
Class A common stock	$0.3875	$0.4164	$(0.0289)
Class B common stock	$0.3294	$0.3539	$(0.0245)

Consolidated Condensed Financial Position as of June 30, 2026 and December 31, 2025

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 to 2025

Investment assets	$554,508,751	$525,598,084	$28,910,667
Assets held in trust under coinsurance agreement	14,702,075	21,066,069	(6,363,994)
Other assets	145,876,275	142,520,126	3,356,149
Total assets	$715,087,101	$689,184,279	$25,902,822

Policy liabilities	$595,937,199	$569,737,114	$26,200,085
Funds withheld under coinsurance agreement	14,187,769	20,001,969	(5,814,200)
Deferred federal income taxes	6,855,370	6,584,494	270,876
Other liabilities	8,866,954	6,288,104	2,578,850
Total liabilities	625,847,292	602,611,681	23,235,611
Shareholders' equity	89,239,809	86,572,598	2,667,211
Total liabilities and shareholders' equity	$715,087,101	$689,184,279	$25,902,822

Shareholders' equity per common share
Class A common stock	$9.4741	$9.1909	$0.2832
Class B common stock	$8.0530	$7.8123	$0.2407

Results of Operations – Three Months Ended June 30, 2026 and 2025

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$11,744,314	$10,985,721	$758,593
Net investment income	8,927,231	9,111,238	(184,007)
Net realized investment losses	(91,816)	(22,958)	(68,858)
Service fees	596,927	2,304,439	(1,707,512)
Other income	266,914	3,212	263,702
Total revenues	$21,443,570	$22,381,652	$(938,082)

The $938,082 decrease in total revenues for the three months ended June 30, 2026, is discussed below.

Premiums

Our premiums for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Ordinary life first year	$980,656	$879,303	$101,353
Ordinary life renewal	3,439,422	2,768,494	670,928
Supplementary contracts	-	17,576	(17,576)
Final expense first year	800,543	761,888	38,655
Final expense renewal	6,523,693	6,558,460	(34,767)
Total premiums	$11,744,314	$10,985,721	$758,593

The $758,593 increase in premiums for the three months ended June 30, 2026 is primarily due to a $670,928 increase in ordinary life renewal premiums and a $101,353 increase in ordinary life first year premiums.

The increase in ordinary life renewal and first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities	$2,734,698	$2,530,774	$203,924
Equity securities	114,810	86,081	28,729
Other long-term investments	929,687	1,069,651	(139,964)
Mortgage loans	5,383,012	5,612,876	(229,864)
Policy loans	108,801	88,103	20,698
Short-term and other investments	298,478	410,977	(112,499)
Gross investment income	9,569,486	9,798,462	(228,976)
Investment expenses	(642,255)	(687,224)	(44,969)
Net investment income	$8,927,231	$9,111,238	$(184,007)

The $228,976 decrease in gross investment income for the three months ended June 30, 2026 is primarily due to $229,864 decrease in mortgage loans, $139,964 decrease in other long-term investments and a $112,499 decrease in short term and other investments that exceeded a $203,924 increase in fixed maturity securities.

The decrease in mortgage loans of $229,864 is due to the acceleration of premium amortization from early payoffs of mortgage loans and a reduction in the gross mortgage loans interest rate. The decrease in other long-term investments is due to decreased other long-term investments of $5.9 million since June 30, 2025. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances. The increase in fixed maturity securities is primarily due to increased fixed maturity investments of $21.2 million since June 30, 2025.

The $44,969 decrease in investment expense for the three months ended June 30, 2026 is primarily due to decrease mortgage loan costs.

Net Realized Investment Losses

Our net realized investment losses result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, equity securities, changes in fair value of equity securities and changes in current estimate of credit losses.

Our net realized investment losses for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities available-for-sale:
Sale proceeds	$3,909,828	$23,889,372	$(19,979,544)
Amortized cost at sale date	3,867,993	23,962,663	(20,094,670)
Net realized gains (losses)	$41,835	$(73,291)	$115,126
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$19,688,748	$38,122,063	$(18,433,315)
Principal collections	19,688,748	38,123,200	(18,434,452)
Net realized losses	$-	$(1,137)	$1,137
Equity securities
Sales proceeds	$-	$4,222	$(4,222)
Cost at sale date	-	-	-
Net realized gains	$-	$4,222	$(4,222)

Equity securities, changes in fair value	$(106,350)	$60,304	$(166,654)
Changes in current estimate of credit losses	$(27,301)	$(13,056)	$(14,245)
Net realized investment losses	$(91,816)	$(22,958)	$(68,858)

Service Fees

The $1,707,512 decrease in service fees for the three months ended June 30, 2026 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $263,702 increase in other income is primarily due to interest of $189,061 from the Internal Revenue Service on a federal income tax refund of $1,817,859 for the tax year 2023.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Benefits and claims
Increase in future policy benefits	$4,054,616	$3,847,949	$206,667
Death benefits	4,095,473	3,878,238	217,235
Surrenders	882,726	750,541	132,185
Interest credited to policyholders	4,969,653	4,818,377	151,276
Dividend, endowment and supplementary life contract benefits	132,709	101,740	30,969
Total benefits and claims	14,135,177	13,396,845	738,332
Expenses
Policy acquisition costs deferred	(3,845,755)	(3,233,202)	(612,553)
Amortization of deferred policy acquisition costs	2,028,145	2,415,015	(386,870)
Amortization of value of insurance business acquired	88,192	93,036	(4,844)
Commissions	3,833,424	3,177,497	655,927
Other underwriting, insurance and acquisition expenses	3,124,146	3,205,866	(81,720)
Total expenses	5,228,152	5,658,212	(430,060)
Total benefits, claims and expenses	$19,363,329	$19,055,057	$308,272

The $308,272 increase in total benefits, claims and expenses for the three months ended June 30, 2026, is discussed below.

Benefits and Claims

The $738,332 increase in benefits and claims for the three months ended June 30, 2026 is primarily due to the following:

●	$217,235 increase in death benefits is primarily due to approximately $711,752 of increased final expense benefits that exceeded $494,517 of decreased ordinary life benefits.

●	$206,667 increase in future policy benefits is primarily due to an increase in the average value of the life policies in force and the aging of existing life policies.

●	$151,276 increase in interest credited to policyholders is primarily due to an increased policyholders’ account balances of $6.0 million since June 30, 2025.

●	$132,185 increase in surrenders is based upon policyholder election.

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

For the three months ended June 30, 2026 and 2025, capitalized costs were $3,845,755 and $3,233,202, respectively. Amortization of deferred policy acquisition costs for the three months ended June 30, 2026 and 2025 were $2,028,145 and $2,415,015, respectively.

The $612,553 increase in the 2026 acquisition costs deferred primarily relates to increased annuity and ordinary life first year production with a corresponding increase in deferral of eligible annuity and ordinary life first year commissions. There was a $386,870 decrease in the 2026 amortization of deferred acquisition costs primarily due to the adoption of ASU 2018-12.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $88,192 and $93,036 for the three months ended June 30, 2026 and 2025, respectively, representing a $4,844 decrease.

Commissions

Our commissions for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Annuity	$798,341	$399,251	$399,090
Ordinary life first year	1,079,064	954,535	124,529
Ordinary life renewal	438,867	330,599	108,268
Final expense first year	942,948	899,016	43,932
Final expense renewal	574,204	594,096	(19,892)
Total commissions	$3,833,424	$3,177,497	$655,927

The $655,927 increase in commissions for the three months ended June 30, 2026 is primarily due to a $399,090 increase in annuity commissions (corresponding to $12,707,997 increased annuity considerations), $124,529 increase in ordinary life first year commissions (corresponding to $101,353 increased ordinary life first year premiums) and a $108,268 increase in ordinary life renewal commissions (corresponding to $670,928 increased ordinary life renewal premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $81,720 decrease in other underwriting, insurance and acquisition expenses for the three months ended June 30, 2026 was primarily related to a decrease in legal fees.

Federal Income Taxes

FTFC filed its 2024 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the three months ended June 30, 2026 and 2025, current income tax expense was $248,963 and $799,314, respectively. For the three months ended June 30, 2026 and 2025, deferred federal income tax expense (benefit) was $236,617 and ($47,452), respectively.

Net Income Per Common Share Basic

For the three months ended June 30, 2026, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,419,341) of Class A shares (9,333,404) and Class B shares (85,937) as of the reporting date. For the three months ended June 30, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended June 30, 2026, the net income allocated to the Class A shareholders of $1,580,112 is the total net income $1,594,661 less the net income allocated to the Class B shareholders $14,549. For the three months ended June 30, 2025, the net income allocated to the Class A shareholders of $2,551,369 is the total net income $2,574,733 less the net income allocated to the Class B shareholders $23,364.

The weighted average outstanding common shares basic for the three months ended June 30, 2026 and 2025 were 9,333,404 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Revenues:
Life insurance operations	$14,083,296	$13,374,112	$709,184
Annuity operations	6,489,765	6,825,022	(335,257)
Corporate operations	870,509	2,182,518	(1,312,009)
Total	$21,443,570	$22,381,652	$(938,082)
Income (loss) before federal income taxes:
Life insurance operations	$2,098,792	$1,833,786	$265,006
Annuity operations	(309,523)	175,828	(485,351)
Corporate operations	290,972	1,316,981	(1,026,009)
Total	$2,080,241	$3,326,595	$(1,246,354)

The increases and decreases of revenues and profitability from our business segments for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$758,593	$-	$-	$758,593
Net investment income	(23,602)	(235,163)	74,758	(184,007)
Net realized investment gains	(23,007)	(45,851)	-	(68,858)
Service fees and other income	(2,800)	(54,243)	(1,386,767)	(1,443,810)
Total revenue	709,184	(335,257)	(1,312,009)	(938,082)

Benefits and claims
Increase in future policy benefits	206,667	-	-	206,667
Death benefits	217,235	-	-	217,235
Surrenders	132,185	-	-	132,185
Interest credited to policyholders	-	151,276	-	151,276
Dividend, endowment and supplementary life contract benefits	30,969	-	-	30,969
Total benefits and claims	587,056	151,276	-	738,332
Expenses
Policy acquisition costs deferred net of amortization	(575,609)	(423,814)	-	(999,423)
Amortization of value of insurance business acquired	(2,422)	(2,422)	-	(4,844)
Commissions	256,837	399,090	-	655,927
Other underwriting, insurance and acquisition expenses	178,316	25,964	(286,000)	(81,720)
Total expenses	(142,878)	(1,182)	(286,000)	(430,060)
Total benefits, claims and expenses	444,178	150,094	(286,000)	308,272
Income (loss) before federal income taxes	$265,006	$(485,351)	$(1,026,009)	$(1,246,354)

Results of Operations – Six Months Ended June 30, 2026 and 2025

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$22,430,563	$21,144,797	$1,285,766
Net investment income	17,785,803	16,929,521	856,282
Net realized investment gains	78,297	839,246	(760,949)
Service fees	1,040,400	3,056,354	(2,015,954)
Other income	269,141	21,429	247,712
Total revenues	$41,604,204	$41,991,347	$(387,143)

The $387,143 decrease in total revenues for the six months ended June 30, 2026 is discussed below.

Premiums

Our premiums for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Ordinary life first year	$1,754,792	$1,594,519	$160,273
Ordinary life renewal	6,155,912	4,990,325	1,165,587
Supplementary contracts	-	17,576	(17,576)
Final expense first year	1,536,658	1,525,646	11,012
Final expense renewal	12,983,201	13,016,731	(33,530)
Total premiums	$22,430,563	$21,144,797	$1,285,766

The $1,285,766 increase in premiums for the six months ended June 30, 2026 is primarily due to a $1,165,587 increase in ordinary life renewal premiums and a $160,273 increase in ordinary life first year premiums.

The increase in ordinary life renewal and first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI.

Net Investment Income

The major components of our net investment income for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities	$5,316,105	$4,670,728	$645,377
Equity securities	216,784	163,027	53,757
Other long-term investments	1,906,527	2,191,549	(285,022)
Mortgage loans	10,784,741	10,456,826	327,915
Policy loans	209,226	171,410	37,816
Short-term and other investments	567,123	741,125	(174,002)
Gross investment income	19,000,506	18,394,665	605,841
Investment expenses	(1,214,703)	(1,465,144)	(250,441)
Net investment income	$17,785,803	$16,929,521	$856,282

The $605,841 increase in gross investment income for the six months ended June 30, 2026 is primarily due to $645,377 increase in fixed maturity securities and $327,915 increase in mortgage loans that exceeded a $285,022 decrease in other long-term investments and $174,002 decrease in short-term and other investments.

The increase in fixed maturity securities is primarily due to increased fixed maturity investments of $21.2 million since June 30, 2025. The increase in mortgage loans is primarily due to increased mortgage loans investments of $7.9 million since June 30, 2025. The decrease in other long-term investments is due to decreased other long-term investments of $5.9 million since June 30, 2025. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances.

The $250,441 decrease in investment expense for the six months ended June 30, 2026, is primarily due to decreased mortgage loan costs.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate, equity securities, changes in fair value of equity securities and changes in current estimate of credit losses.

Our net realized investment gains for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities available-for-sale:
Sale proceeds	$12,401,062	$55,696,776	$(43,295,714)
Amortized cost at sale date	12,353,705	55,543,987	(43,190,282)
Net realized gains	$47,357	$152,789	$(105,432)
Mortgage loans on real estate
Payment and sale proceeds on mortgage loans	$38,148,884	$58,809,803	$(20,660,919)
Principal collections	38,148,884	58,810,940	(20,662,056)
Net realized losses	$-	$(1,137)	$1,137
Investment real estate
Sales proceeds	$184,832	$294,982	$(110,150)
Carrying value at sale date	150,370	265,570	(115,200)
Net realized gains	$34,462	$29,412	$5,050
Equity securities
Sales proceeds	$-	$6,944	$(6,944)
Cost at sale date	-	-	-
Net realized gains	$-	$6,944	$(6,944)
Equity securities, changes in fair value	$63,663	$33,128	$30,535
Changes in current estimate of credit losses	$(67,185)	$618,110	$(685,295)

Net realized investment gains	$78,297	$839,246	$(760,949)

Service Fees

The $2,015,954 decrease in service fees for the six months ended June 30, 2026 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $247,712 increase in other income is primarily due to interest of $189,061 from the Internal Revenue Service on a federal income tax refund of $1,817,859 for the tax year 2023.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Benefits and claims
Increase in future policy benefits	$6,712,327	$6,387,866	$324,461
Death benefits	8,225,475	7,843,231	382,244
Surrenders	1,580,492	1,526,108	54,384
Interest credited to policyholders	9,725,657	9,589,981	135,676
Dividend, endowment and supplementary life contract benefits	232,319	230,527	1,792
Total benefits and claims	26,476,270	25,577,713	898,557
Expenses
Policy acquisition costs deferred	(7,025,076)	(6,106,464)	(918,612)
Amortization of deferred policy acquisition costs	3,824,306	4,740,915	(916,609)
Amortization of value of insurance business acquired	176,383	186,072	(9,689)
Commissions	6,956,759	5,877,340	1,079,419
Other underwriting, insurance and acquisition expenses	6,455,142	6,647,945	(192,803)
Total expenses	10,387,514	11,345,808	(958,294)
Total benefits, claims and expenses	$36,863,784	$36,923,521	$(59,737)

The $59,737 decrease in total benefits, claims and expenses for the six months ended June 30, 2026, is discussed below.

Benefits and Claims

The $898,557 increase in benefits and claims for the six months ended June 30, 2026, is primarily due to the following:

●	$382,244 increase in death benefits is primarily due to approximately $768,228 of increased final expense benefits that exceeded $385,984 of decreased ordinary life benefits.

●	$324,461 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$135,676 increase in interest credited is primarily due to an increased policyholders’ account balances of $6.0 million since June 30, 2025.

Deferral and Amortization of Deferred Acquisition Costs

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

For the six months ended June 30, 2026 and 2025, capitalized costs were $7,025,076 and $6,106,464, respectively. Amortization of deferred policy acquisition costs for the six months ended June 30, 2026 and 2025 were $3,824,306 and $4,740,915, respectively.

There was a $918,612 increase the 2026 acquisition costs deferred primarily relates to increased annuity and ordinary life first year production with a corresponding increase in deferral of eligible annuity and ordinary life first year commissions. There was a $916,609 decrease in the 2026 amortization of deferred acquisition costs due to adoption of ASU 2018-12.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $176,383 and $186,072 for the six months ended June 30, 2026 and 2025, respectively, representing a $9,689 decrease.

Commissions

Our commissions for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Annuity	$1,315,954	$581,743	$734,211
Ordinary life first year	1,906,302	1,707,156	199,146
Ordinary life renewal	774,150	604,770	169,380
Final expense first year	1,814,032	1,801,843	12,189
Final expense renewal	1,146,321	1,181,828	(35,507)
Total commissions	$6,956,759	$5,877,340	$1,079,419

The $1,079,419 increase in commissions for the six months ended June 30, 2026 is primarily due a $734,211 increase in annuity commissions (corresponding to $21,951,565 increased annuity considerations), $199,146 increase in ordinary life first year commissions (corresponding to $160,273 increased ordinary life first year premiums) and a $169,380 increase in ordinary life renewal commissions (corresponding to $1,165,587 increased ordinary life renewal premiums).

Underwriting, Insurance and Acquisition Expenses

The $192,803 decrease in other underwriting, insurance and acquisition expenses for the six months ended June 30, 2026 was primarily related to a decrease in legal fees.

Federal Income Taxes

FTFC filed its 2024 consolidated federal income tax return with TLIC, FBLIC and TMC. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the six months ended June 30, 2026 and June 30, 2025, current income tax expense was $557,769 and $1,014,899. Deferred federal income tax expense was $532,235 and $109,576 for the six months ended June 30, 2026 and 2025, respectively.

Net Income Per Common Share Basic

For the six months ended June 30, 2026, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,419,341) of Class A shares (9,333,404) and Class B shares (85,937) as of the reporting date. For the six months ended June 30, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the six months ended June 30, 2026, the net income allocated to the Class A shareholders of $3,617,112 is the total net income $3,650,416 less the net income allocated to the Class B shareholders $33,304. For the six months ended June 30, 2025, the net income allocated to the Class A shareholders of $3,907,567 is the total net income $3,943,351 less the net income allocated to the Class B shareholders $35,784.

The weighted average outstanding common shares basic for the six months ended June 30, 2026 and 2025 were 9,333,404 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Revenues:
Life insurance operations	$27,104,612	$25,640,280	$1,464,332
Annuity operations	12,941,197	13,091,553	(150,356)
Corporate operations	1,558,395	3,259,514	(1,701,119)
Total	$41,604,204	$41,991,347	$(387,143)
Income (loss) before income taxes:
Life insurance operations	$5,116,884	$3,668,474	$1,448,410
Annuity operations	(459,133)	(425,920)	(33,213)
Corporate operations	82,669	1,825,272	(1,742,603)
Total	$4,740,420	$5,067,826	$(327,406)

The increases and decreases of revenues and profitability from our business segments for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$1,285,766	$-	$-	$1,285,766
Net investment income	364,598	449,704	41,980	856,282
Net realized investment gains	(191,422)	(569,527)	-	(760,949)
Service fees and other income	5,390	(30,533)	(1,743,099)	(1,768,242)
Total revenue	1,464,332	(150,356)	(1,701,119)	(387,143)

Benefits and claims
Increase in future policy benefits	324,461	-	-	324,461
Death benefits	382,244	-	-	382,244
Surrenders	54,384	-	-	54,384
Interest credited to policyholders	-	135,676	-	135,676
Dividend, endowment and supplementary life contract benefits	1,792	-	-	1,792
Total benefits and claims	762,881	135,676	-	898,557
Expenses
Policy acquisition costs deferred net of amortization	(1,034,448)	(800,773)	-	(1,835,221)
Amortization of value of insurance business acquired	(4,844)	(4,845)	-	(9,689)
Commissions	345,208	734,211	-	1,079,419
Other underwriting, insurance and acquisition expenses	(52,875)	(181,412)	41,484	(192,803)
Total expenses	(746,959)	(252,819)	41,484	(958,294)
Total benefits, claims and expenses	15,922	(117,143)	41,484	(59,737)
Income (loss) before federal income taxes (benefits)	$1,448,410	$(33,213)	$(1,742,603)	$(327,406)

Consolidated Financial Condition

Our invested assets as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value
(amortized cost: $242,863,773 and $215,989,423 as of June 30, 2026 and December 31, 2025, respectively)	$234,213,342	$209,926,505	$24,286,837
Equity securities at fair value
(cost: $5,816,243 and $5,677,164 as of June 30, 2026 and December 31, 2025, respectively)	6,040,317	5,837,575	202,742
Mortgage loans on real estate	257,171,436	250,899,714	6,271,722
Investment real estate	2,683,607	2,526,085	157,522
Policy loans	5,722,616	5,132,086	590,530
Other long-term investments	48,677,433	51,276,119	(2,598,686)
Total investments	$554,508,751	$525,598,084	$28,910,667

The increase and decrease in fixed maturity available-for-sale securities for the six months ended June 30, 2026 and 2025, respectively, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Fixed maturity securities, available-for-sale, beginning	$209,926,505	$213,745,821
Purchases	39,260,942	50,575,278
Prepayment premium adjustment	-	3,120
Unrealized appreciation (depreciation)	(2,587,513)	4,479,851
Net realized investment gains (losses), including credit losses	(19,828)	770,899
Transfer to other long-term investments	-	(156,068)
Sales proceeds	(9,026,062)	(55,449,896)
Maturities	(3,375,000)	(250,000)
Accretion of discount (premium amortization)	34,298	(669,473)
Increase (decrease)	24,286,837	(696,289)
Fixed maturity securities, available-for-sale, ending	$234,213,342	$213,049,532

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

The increase in equity securities for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Equity securities, beginning	$5,837,575	$5,336,062
Purchases	212,556	215,855
Realized capital gains	-	6,944
Proceeds from realized capital gains	-	(6,944)
Joint venture distributions	(73,477)	(67,674)
Net realized investment gains, changes in fair value	63,663	33,128
Increase	202,742	181,309
Equity securities, ending	$6,040,317	$5,517,371

Equity securities are reported at fair value with the change in fair value reflected in “Net realized investment gains (losses)” within the consolidated statements of operations.

The increase in mortgage loans on real estate for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Mortgage loans on real estate, beginning	$250,899,714	$209,364,504
Purchases	45,003,735	99,467,865
Premium amortization	(242,076)	(65,663)
Net realized investment gains (losses)	-	(1,137)
Payments	(38,148,884)	(58,809,803)
Foreclosed - transferred to real estate	(307,892)	(459,180)
Increase in allowance for bad debts	(33,161)	(204,909)
Increase	6,271,722	39,927,173
Mortgage loans on real estate, ending	$257,171,436	$249,291,677

The increase in investment real estate for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Investment real estate, beginning	$2,526,085	$2,351,549
Real estate acquired through mortgage loan foreclosures	307,892	459,180
Net realized investment gains	34,462	29,412
Sales proceeds	(184,832)	(294,982)
Increase	157,522	193,610
Investment real estate, ending	$2,683,607	$2,545,159

The decrease in other long-term investments (composed mainly of lottery receivables) for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Other long-term investments, beginning	$51,276,119	$58,223,514
Purchases	2,278,034	1,823,500
Accretion of discount	1,866,311	2,135,136
Transfer from fixed maturity securities, available-for-sale	-	156,068
Unrealized appreciation (depreciation)	1,069	(52,192)
Payments	(6,744,100)	(7,702,946)
Decrease	(2,598,686)	(3,640,434)
Other long-term investments, ending	$48,677,433	$54,583,080

Our assets other than invested assets as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025

Cash and cash equivalents	$39,984,625	$39,496,427	$488,198
Accrued investment income	6,677,426	6,454,380	223,046
Recoverable from reinsurers	9,343,326	9,547,506	(204,180)
Assets held in trust under coinsurance agreement	14,702,075	21,066,069	(6,363,994)
Agents' balances and due premiums	1,735,032	1,391,105	343,927
Deferred policy acquisition costs	73,637,787	70,437,017	3,200,770
Value of insurance business acquired	2,828,623	3,005,006	(176,383)
Other assets	11,669,456	12,188,685	(519,229)
Assets other than investment assets	$160,578,350	$163,586,195	$(3,007,845)

The $488,198 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $6,363,994 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Balance, beginning of year	$70,437,017	$69,399,366
Capitalization of commissions, sales and issue expenses	7,025,076	6,106,464
Amortization	(3,824,306)	(4,740,915)
Increase	3,200,770	1,365,549
Balance, end of period	$73,637,787	$70,764,915

Our other assets as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025
Advances to mortgage loan originator	$5,195,898	$4,722,878	$473,020
Federal and state income taxes recoverable	4,932,726	5,890,172	(957,446)
Lease asset - right to use	855,741	924,201	(68,460)
Accrued management fee	499,149	498,389	760
Other receivables, prepaid assets and deposits	171,261	138,254	33,007
Notes receivable	13,389	14,791	(1,402)
Receivable for securities	1,292	-	1,292
Total other assets	$11,669,456	$12,188,685	$(519,229)

There was a $473,020 increase in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $957,446 decrease in federal and state income taxes recoverable primarily due to receiving a federal income tax refund of $1,817,859 for the tax year 2023.

Our liabilities as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025

Policy liabilities
Policyholders' account balances	$438,119,994	$417,120,647	$20,999,347
Future policy benefits	154,389,687	149,228,807	5,160,880
Policy claims	3,069,138	3,143,579	(74,441)
Other policy liabilities	358,380	244,081	114,299
Total policy liabilities	595,937,199	569,737,114	26,200,085
Funds withheld under coinsurance agreement	14,187,769	20,001,969	(5,814,200)
Deferred federal income taxes	6,855,370	6,584,494	270,876
Other liabilities	8,866,954	6,288,104	2,578,850
Total liabilities	$625,847,292	$602,611,681	$23,235,611

The increase in policyholders’ account balances for the six months ended June 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	40,372,473	18,392,643
Withdrawals	(35,590,495)	(32,789,147)
Change in funds withheld under coinsurance agreement	6,491,712	5,750,119
Interest credited	9,725,657	9,589,981
Increase	20,999,347	943,596
Policyholders' account balances, ending	$438,119,994	$432,133,688

The $5,814,200 decrease in funds withheld under coinsurance agreement is due to surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $5,160,880 increase in future policy benefits during the six months ended June 30, 2026, is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $270,876 increase in deferred federal income taxes during the six months ended June 30, 2026 was due to $532,235 of operating deferred federal tax expense that exceeds $261,359 decrease in deferred federal income taxes on the unrealized investment gains (losses) from fixed maturity securities, preferred stock and other long-term investments and remeasurement gains (losses) on future policy benefits related to discount rate.

Our other liabilities as of June 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025
Suspense accounts payable	$5,203,644	$568,025	$4,635,619
Mortgage loans suspense	1,278,129	3,179,575	(1,901,446)
Lease liability	855,741	924,201	(68,460)
Unclaimed funds	681,703	658,404	23,299
Accrued expenses payable	498,000	687,000	(189,000)
Unearned investment income	195,573	169,315	26,258
Accounts payable	123,429	113,285	10,144
Guaranty fund assessments	55,000	55,000	-
Deferred revenue	13,750	19,250	(5,500)
Other payables, withholdings and escrows	(38,015)	(85,951)	47,936
Total other liabilities	$8,866,954	$6,288,104	$2,578,850

The $4,635,619 increase in suspense accounts payable is due to increased annuity deposits on policy applications that had not been issued as of the financial reporting date.

The decrease in mortgage loan suspense of $1,901,446 is primarily due to timing of principal loan payments on mortgage loans.

The decrease in accrued expenses payable of $189,000 is primarily due to the timing of outstanding invoices and premium tax payments.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through June 30, 2026, we have received $27,119,480 from the sale of our shares.

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

As of June 30, 2026, we had cash and cash equivalents totaling $39,984,625. As of June 30, 2026, cash and cash equivalents of $18,054,344 and $11,744,454, respectively, totaling $29,798,798 were held by TLIC and FBLIC and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $35,426,681 and $34,131,790 as of June 30, 2026 and December 31, 2025, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Net cash provided by operating activities	$25,499,662	$17,480,974	$8,018,688
Net cash used in investing activities	(29,793,442)	(29,825,840)	32,398
Net cash provided by (used in) financing activities	4,781,978	(14,396,504)	19,178,482
Increase (decrease) in cash and cash equivalents	488,198	(26,741,370)	27,229,568
Cash and cash equivalents, beginning of period	39,496,427	64,344,122	(24,847,695)
Cash and cash equivalents, end of period	$39,984,625	$37,602,752	$2,381,873

The cash provided by operating activities for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Six Months Ended June 30,		Amount Change
	2026	2025	2026 less 2025
Premiums collected	$22,499,614	$21,194,606	$1,305,008
Net investment income collected	15,930,482	14,523,204	1,407,278
Service fees and other income collected	1,308,782	3,050,287	(1,741,505)
Death benefits paid	(8,095,736)	(7,502,264)	(593,472)
Surrenders paid	(1,580,492)	(1,526,108)	(54,384)
Dividends and endowments paid	(232,512)	(232,848)	336
Commissions paid	(7,255,245)	(5,790,625)	(1,464,620)
Other underwriting, insurance and acquisition expenses paid	(6,568,002)	(6,023,246)	(544,756)
Taxes received (paid)	399,676	(1,925,488)	2,325,164
Increased advances to mortgage loan originator	(473,020)	(279,645)	(193,375)
Decreased funds under coinsurance agreement	7,041,506	5,585,504	1,456,002
Increased (decreased) deposits of pending policy applications	4,635,619	(2,236,917)	6,872,536
Decreased mortgage loan suspense	(1,901,446)	(1,154,384)	(747,062)
Other	(209,564)	(201,102)	(8,462)
Cash provided by operating activities	$25,499,662	$17,480,974	$8,018,688

Please see the statements of cash flows for the six months ended June 30, 2026 and 2025 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of June 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)		Amount Change
	June 30, 2026	December 31, 2025	2026 less 2025

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 9,631,920 issued as of June 30, 2026 and December 31, 2025, 9,333,404 outstanding as of June 30, 2026 and December 31, 2025)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of June 30, 2026 and December 31, 2025)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (298,516 shares as of June 30, 2026 and December 31, 2025)	(979,369)	(979,369)	-
Accumulated other comprehensive loss	7,517,351	8,500,556	(983,205)
Accumulated earnings	38,936,474	35,286,058	3,650,416
Total shareholders' equity	$89,239,809	$86,572,598	$2,667,211

The increase in shareholders’ equity of $2,667,211 for the six months ended June 30, 2026 is due to $3,650,416 in net income and $983,205 decrease in accumulated other comprehensive loss.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized investment gains (losses) from fixed maturity securities, preferred stock and other long-term investments of ($8,700,076) and ($6,113,632) as of June 30, 2026 and December 31, 2025, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $2,539,087 in unrealized losses arising for the six months ended June 30, 2026 has been impacted by 2026 net realized investment gains of $47,357 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized investment losses from fixed maturity securities, preferred stock and other long-term investments of $2,586,444.

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

As of June 30, 2026, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 9.2% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of June 30, 2026, the Company has outstanding advances to this loan originator totaling $5,195,898. The advances are secured by $9,380,778 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $1,804,102 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of June 30, 2026, $1,012,490 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of June 30, 2026, $1,003,023 that escrow amount is available to the Company as additional collateral on $5,195,898 of advances to the loan originator. The remaining June 30, 2026 escrow amount of $9,467 is available to the Company as additional collateral on its investment of $1,893,321 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of June 30, 2026 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

August 13, 2026	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

August 13, 2026	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer