Form 10-Q
period 2026-09-30
First Trinity Financial CORP
filed 2026-11-13
CIK 1395585

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended September 30, 2026

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

Yes ☐       No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2026, the registrant had 9,333,404 shares of Class A common stock, .01 par value, outstanding and 101,102 shares of Class B common stock, .01 par value, outstanding.

Securities registered pursuant to section 12(b) of the Act: None.

FIRST TRINITY FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Exhibit No. 31.1

Exhibit No. 31.2

Exhibit No. 32.1

Exhibit No. 32.2

Exhibit No. 101.INS

Exhibit No. 101.SCH

Exhibit No. 101.CAL

Exhibit No. 101.DEF

Exhibit No. 101.LAB

Exhibit No. 101.PRE

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Financial Position

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $253,673,907 and $215,989,423 as of September 30, 2026 and December 31, 2025, respectively)	$233,390,294	$209,926,505
Equity securities at fair value (cost: $6,922,708 and $5,677,164 as of September 30, 2026 and December 31, 2025, respectively)	7,215,222	5,837,575
Mortgage loans on real estate	260,543,359	250,899,714
Investment real estate	2,753,381	2,526,085
Policy loans	5,986,122	5,132,086
Other long-term investments	46,945,596	51,276,119
Total investments	556,833,974	525,598,084
Cash and cash equivalents	45,269,093	39,496,427
Accrued investment income	6,760,624	6,454,380
Recoverable from reinsurers	9,279,828	9,547,506
Assets held in trust under coinsurance agreement
Available-for-sale fixed maturity securities at fair value (amortized cost: $11,523,333 and $16,595,881 as of September 30, 2026 and December 31, 2025, respectively)	7,397,515	12,377,603
Mortgage loans on real estate	3,706,235	5,298,828
Investment real estate	1,432,575	271,056
Cash and cash equivalents	960,291	3,118,582
Total assets held in trust under coinsurance agreement	13,496,616	21,066,069
Agents' balances and due premiums	1,983,162	1,391,105
Deferred policy acquisition costs	75,627,101	70,437,017
Value of insurance business acquired	2,740,432	3,005,006
Other assets	12,004,897	12,188,685
Total assets	$723,995,727	$689,184,279
Liabilities and Shareholders' Equity
Policy liabilities
Policyholders' account balances	$457,106,470	$417,120,647
Future policy benefits	149,344,958	149,228,807
Policy claims	2,783,473	3,143,579
Other policy liabilities	311,468	244,081
Total policy liabilities	609,546,369	569,737,114
Funds withheld under coinsurance agreement	13,186,913	20,001,969
Deferred federal income taxes	6,686,822	6,584,494
Other liabilities	5,970,258	6,288,104
Total liabilities	635,390,362	602,611,681

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 9,631,920 issued as of September 30, 2026 and December 31, 2025, 9,333,404 outstanding as of September 30, 2026 and December 31, 2025)	96,319	96,319
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2026 and December 31, 2025)	1,011	1,011
Additional paid-in capital	43,668,023	43,668,023
Treasury stock, at cost (298,516 shares as of September 30, 2026 and December 31, 2025)	(979,369)	(979,369)
Accumulated other comprehensive income	5,406,041	8,500,556
Accumulated earnings	40,413,340	35,286,058
Total shareholders' equity	88,605,365	86,572,598
Total liabilities and shareholders' equity	$723,995,727	$689,184,279

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		Restated		Restated
Revenues
Premiums	$11,848,894	$11,128,532	$34,279,457	$32,273,329
Net investment income	9,207,176	8,900,828	26,992,979	25,830,349
Net realized investment gains (losses)	(37,366)	84,159	40,931	923,405
Service fees	1,118,002	923,473	2,158,402	3,979,827
Other income	1,722	1,307	270,863	22,736
Total revenues	22,138,428	21,038,299	63,742,632	63,029,646
Benefits, Claims and Expenses
Benefits and claims
Increase in future policy benefits	4,043,238	4,124,982	10,755,565	10,512,848
Death benefits	4,065,601	3,643,170	12,291,076	11,486,401
Surrenders	915,202	863,341	2,495,694	2,389,449
Interest credited to policyholders	5,260,896	4,792,273	14,986,553	14,382,254
Dividend, endowment and supplementary life contract benefits	122,124	105,736	354,443	336,263
Total benefits and claims	14,407,061	13,529,502	40,883,331	39,107,215
Policy acquisition costs deferred	(4,068,205)	(2,842,912)	(11,093,281)	(8,949,376)
Amortization of deferred policy acquisition costs	2,078,891	2,352,407	5,903,197	7,093,322
Amortization of value of insurance business acquired	88,192	93,039	264,575	279,111
Commissions	3,933,238	2,860,232	10,889,997	8,737,572
Other underwriting, insurance and acquisition expenses	3,866,916	2,574,744	10,322,058	9,222,689
Total expenses	5,899,032	5,037,510	16,286,546	16,383,318
Total benefits, claims and expenses	20,306,093	18,567,012	57,169,877	55,490,533
Income before total federal income tax expense	1,832,335	2,471,287	6,572,755	7,539,113
Current federal income tax expense (benefit)	(37,217)	524,852	520,552	1,539,751
Deferred federal income tax expense	392,686	2,804	924,921	112,380
Total federal income tax expense	355,469	527,656	1,445,473	1,652,131
Net income	$1,476,866	$1,943,631	$5,127,282	$5,886,982
Net income per common share
Class A common stock	$0.1568	$0.2052	$0.5443	$0.6216
Class B common stock	$0.1333	$0.1744	$0.4627	$0.5284

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
		Restated		Restated
Net income	$1,476,866	$1,943,631	$5,127,282	$5,886,982
Other comprehensive income (loss)
Total net unrealized investment gains (losses) arising during the period	(11,636,434)	3,058,829	(14,175,521)	7,639,277
Less net realized investment gains (losses) having no credit losses	109	(19,133)	47,466	133,656
Net unrealized investment gains (losses)	(11,636,543)	3,077,962	(14,222,987)	7,505,621
Remeasurement gains (losses) on future policy benefits related to discount rate	8,963,999	(2,070,252)	10,305,879	(2,626,285)
Other comprehensive income (loss) before federal income tax expense (benefit)	(2,672,544)	1,007,710	(3,917,108)	4,879,336
Federal income tax expense (benefit)	(561,234)	211,619	(822,593)	1,024,660
Total other comprehensive income (loss)	(2,111,310)	796,091	(3,094,515)	3,854,676
Total comprehensive income (Loss)	$(634,444)	$2,739,722	$2,032,767	$9,741,658

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Class A	Class B			Accumulated
	Common	Common	Additional		Other		Total
	Stock	Stock	Paid-in	Treasury	Comprehensive	Accumulated	Shareholders'
	$.01 Par Value	$.01 Par Value	Capital	Stock	Income	Earnings	Equity
Three months ended September 30, 2025 (Restated)
Balance as of July 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$6,098,446	$33,073,289	$82,043,141
Comprehensive income:
Net income	-	-	-	-	-	1,943,631	1,943,631
Other comprehensive income	-	-	-	-	796,091	-	796,091
Balance as of September 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$6,894,537	$35,016,920	$84,782,863

Nine months ended September 30, 2025 (Restated)
Balance as of January 1, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$3,039,861	$29,129,938	$75,041,205
Comprehensive income:
Net income	-	-	-	-	-	5,886,982	5,886,982
Other comprehensive income	-	-	-	-	3,854,676	-	3,854,676
Balance as of September 30, 2025	$96,319	$1,011	$43,668,023	$(893,947)	$6,894,537	$35,016,920	$84,782,863

Three months ended September 30, 2026
Balance as of July 1, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$7,517,351	$38,936,474	$89,239,809
Comprehensive loss:
Net income	-	-	-	-	-	1,476,866	1,476,866
Other comprehensive loss	-	-	-	-	(2,111,310)	-	(2,111,310)
Balance as of September 30, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$5,406,041	$40,413,340	$88,605,365

Nine months ended September 30, 2026
Balance as of January 1, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$8,500,556	$35,286,058	$86,572,598
Comprehensive income:
Net income	-	-	-	-	-	5,127,282	5,127,282
Other comprehensive loss	-	-	-	-	(3,094,515)	-	(3,094,515)
Balance as of September 30, 2026	$96,319	$1,011	$43,668,023	$(979,369)	$5,406,041	$40,413,340	$88,605,365

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
		Restated
Operating activities
Net income	$5,127,282	$5,886,982
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on investments	(2,481,212)	(2,359,757)
Net realized investment gains	(40,931)	(923,405)
Amortization of policy acquisition cost	5,903,197	7,093,322
Policy acquisition cost deferred	(11,093,281)	(8,949,376)
Amortization of value of insurance business acquired	264,575	279,111
Allowance for mortgage loan losses	51,165	195,260
Provision for deferred federal income tax expense	924,921	112,380
Interest credited to policyholders	14,986,553	14,382,254
Change in assets and liabilities:
Accrued investment income	(306,244)	(572,689)
Recoverable from reinsurers	267,678	321,911
Funds under coinsurance agreement	8,251,811	8,397,494
Agents' balances and due premiums	(592,057)	(87,075)
Other assets (excludes change in receivable for securities of $7,783 in 2025)	183,788	(1,649,255)
Future policy benefits	10,422,030	10,215,316
Policy claims	(360,106)	244,214
Other policy liabilities	67,387	181,185
Other liabilities (excludes change in payable for securities purchased of ($4,604) in 2025)	(317,846)	(6,127,525)
Net cash provided by operating activities	31,258,710	26,640,347

Investing activities
Purchases of fixed maturity securities	(53,802,297)	(57,647,235)
Maturities of fixed maturity securities	3,775,000	2,019,000
Sales of fixed maturity securities	12,293,888	58,517,276
Purchases of equity securities	(1,355,665)	(350,585)
Sale of equity securities	-	6,944
Joint venture distributions	110,121	98,926
Purchases of mortgage loans	(77,701,165)	(140,117,649)
Payments on mortgage loans	67,303,036	101,392,365
Purchases of other long-term investments	(2,437,056)	(3,256,000)
Payments on other long-term investments	9,495,443	10,968,471
Sale of real estate	184,832	496,424
Net change in policy loans	(854,036)	(509,464)
Net change in receivable and payable for securities sold and purchased	-	3,179
Net cash used in investing activities	(42,987,899)	(28,378,348)

Financing activities
Policyholders' account deposits	68,172,933	22,993,904
Policyholders' account withdrawals	(50,671,078)	(52,745,064)
Net cash provided by (used in) financing activities	17,501,855	(29,751,160)

Increase (decrease) in cash and cash equivalents	5,772,666	(31,489,161)
Cash and cash equivalents, beginning of period	39,496,427	64,344,122
Cash and cash equivalents, end of period	$45,269,093	$32,854,961

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental Disclosure – Cash and Non-Cash Impact on Investing Activities

(Unaudited)

During the nine months ended September 30, 2026 and 2025, the Company foreclosed on residential mortgage loans of real estate totaling $377,666 and $459,180, respectively and transferred that property to investment real estate that is now held for sale.

In conjunction with this foreclosure, the non-cash impact on investing activities is summarized as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Reductions in mortgage loans due to foreclosure	$377,666	$459,180
Investment real estate held-for-sale acquired through foreclosure	(377,666)	(459,180)
Net cash used in investing activities	$-	$-

See notes to consolidated financial statements (unaudited).

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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
September 30, 2026
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

The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026, or for any other interim period or for any other future year. Certain financial information which is normally included in notes to consolidated financial statements prepared in accordance with U.S. GAAP, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2025.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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
September 30, 2026
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
September 30, 2026
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
September 30, 2026
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

Subsequent Events

Management has evaluated all events subsequent to September 30, 2026 through the date that these financial statements have been issued.

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
September 30, 2026
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

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for its non-participating future policy benefits and deferred policy acquisition costs but initially reported and disclosed this adoption with the Company’s December 31, 2025 financial statements in accordance with the guidelines of the pronouncement. The Company’s 2025 quarterly financial statements were not required to adopt this guidance, but those 2025 quarterly financial statements have been restated in 2026 in accordance with the provisions of the Update.

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
September 30, 2026
(Unaudited)

1. Organization and Significant Accounting Policies (continued)

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 for the nine months ended September 30, 2025, is summarized as follows:

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Nine Months Ended September 30, 2025
Increase in future policy benefits	$10,964,452	$(451,604)	$10,512,848
Amortization of deferred policy acquisition costs	7,836,743	(743,421)	7,093,322
Amortization of value of insurance business acquired	133,218	145,893	279,111
Deferred federal income tax expense (benefit)	(107,937)	220,317	112,380
Net income	5,058,167	828,815	5,886,982
Net income per common share:
Class A	$0.5341	$0.0875	$0.6216
Class B	0.4540	0.0744	0.5284

Consolidated Statements of Comprehensive Income	Nine Months Ended September 30, 2025
Net income	$5,058,167	$828,815	$5,886,982
Adjustment to deferred acquisition costs	1,891	(1,891)	-
Remeasurement gains (losses) on future policy benefit related to discount rates	-	(2,626,285)	(2,626,285)
Federal income tax expense (benefit)	1,575,783	(551,123)	1,024,660
Total other comprehensive income	5,927,947	(2,073,271)	3,854,676
Total comprehensive income	10,986,114	(1,244,456)	9,741,658

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
September 30, 2026
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
September 30, 2026
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

2. Investments

Investments in fixed maturity available-for-sale as of September 30, 2026 and December 31, 2025 are summarized as follows:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	or Cost	Gains	Losses	Value
	September 30, 2026 (Unaudited)
Fixed maturity securities
U.S. government and U.S. government agencies	$4,283,160	$-	$71,824	$4,211,336
States and political subdivisions	6,387,901	220	569,063	5,819,058
U.S. government agency mortgage backed securities	52,055,862	24,308	3,004,500	49,075,670
Commercial mortgage-backed securities	27,978,189	5,748	1,770,045	26,213,892
Residential mortgage-backed securities	4,777,476	5,243	369,670	4,413,049
Corporate bonds	117,777,528	21,464	11,082,527	106,716,465
Asset-backed securities	14,201,850	20,366	912,543	13,309,673
Foreign bonds	24,961,941	-	2,326,990	22,634,951
Redeemable preferred securities	1,250,000	-	253,800	996,200
Total fixed maturity securities	$253,673,907	$77,349	$20,360,962	$233,390,294

Fixed maturity securities held in trust under coinsurance agreement	$11,523,333	$-	$4,125,818	$7,397,515

	December 31, 2025
Fixed maturity securities
U.S. government and U.S. government agencies	$4,277,139	$8,812	$-	$4,285,951
States and political subdivisions	6,645,125	81,942	221,635	6,505,432
U.S. government agency mortgage backed securities	35,136,311	549,560	145,116	35,540,755
Commercial mortgage-backed securities	24,293,112	270,654	912,864	23,650,902
Residential mortgage-backed securities	2,490,458	5,498	28,357	2,467,599
Corporate bonds	102,571,386	744,128	4,714,451	98,601,063
Asset-backed securities	11,988,613	59,759	478,278	11,570,094
Exchange traded securities	500,000	-	8,000	492,000
Foreign bonds	26,837,279	79,509	1,124,079	25,792,709
Redeemable preferred securities	1,250,000	-	230,000	1,020,000
Total fixed maturity securities	$215,989,423	$1,799,862	$7,862,780	$209,926,505

Fixed maturity securities held in trust under coinsurance agreement	$16,595,881	$-	$4,218,278	$12,377,603

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

All securities in an unrealized loss position as of the financial statement dates, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position as of September 30, 2026 and December 31, 2025 are summarized as follows:

		Unrealized	Number of
	Fair Value	Loss	Securities
	September 30, 2026 (Unaudited)
Fixed maturity securities
Less than 12 months in an unrealized loss position
U.S. government and U.S. government agencies	$4,211,336	$71,824	7
States and political subdivisions	3,420,889	210,841	13
U.S. government agency mortgage backed securities	45,127,254	2,875,897	66
Commercial mortgage-backed securities	18,151,628	692,984	31
Residential mortgage-backed securities	4,399,812	369,670	7
Corporate bonds	54,330,291	3,080,827	135
Asset-backed securities	5,323,139	264,589	16
Foreign bonds	6,235,651	269,251	17
Total less than 12 months in an unrealized loss position	141,200,000	7,835,883	292
More than 12 months in an unrealized loss position
States and political subdivisions	2,147,948	358,222	12
U.S. government agency mortgage backed securities	1,952,486	128,603	2
Commercial mortgage-backed securities	7,024,996	1,077,061	18
Corporate bonds	50,282,541	8,001,700	146
Asset-backed securities	7,108,884	647,954	23
Redeemable preferred securities	996,200	253,800	4
Foreign bonds	16,399,300	2,057,739	39
Total more than 12 months in an unrealized loss position	85,912,355	12,525,079	244

Total fixed maturity securities in an unrealized loss position	$227,112,355	$20,360,962	536

Fixed maturity securities held in trust under coinsurance agreement
Total more than 12 months in an unrealized loss position	$7,397,515	$4,125,818	39
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$7,397,515	$4,125,818	$39

	December 31, 2025
Fixed maturity securities
Less than 12 months in an unrealized loss position
States and political subdivisions	$1,307,678	$44,604	5
U.S. government agency mortgage backed securities	5,160,399	123,520	6
Commercial mortgage-backed securities	695,052	1,718	1
Residential mortgage-backed securities	2,453,338	28,357	3
Corporate bonds	7,377,235	138,721	20
Asset-backed securities	1,210,524	5,917	5
Total less than 12 months in an unrealized loss position	18,204,226	342,837	40
More than 12 months in an unrealized loss position
States and political subdivisions	2,239,531	177,031	11
U.S. government agency mortgage backed securities	1,911,879	21,596	3
Commercial mortgage-backed securities	7,905,115	911,146	20
Corporate bonds	57,656,183	4,575,730	159
Asset-backed securities	7,139,007	472,361	20
Exchange traded securities	492,000	8,000	2
Foreign bonds	19,057,958	1,124,079	44
Redeemable preferred securities	1,020,000	230,000	4
Total more than 12 months in an unrealized loss position	97,421,673	7,519,943	263
Total fixed maturity securities in an unrealized loss position	$115,625,899	$7,862,780	303

Fixed maturity securities held in trust under coinsurance agreement
Total less than 12 months in an unrealized loss position	$89,555	$356	1
Total more than 12 months in an unrealized loss position	12,288,048	4,217,922	56
Total fixed maturity securities held in trust under coinsurance agreement in a unrealized loss position	$12,377,603	$4,218,278	57

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

As of September 30, 2026, the Company held 536 available-for-sale fixed maturity securities with an unrealized loss of $20,360,962 fair value of $227,112,355 and amortized cost of $247,473,317. These unrealized losses were primarily due to the market interest rate movements in the bond market as of September 30, 2026. The ratio of the fair value to the amortized cost of these 536 securities is 92%.

As of December 31, 2025, the Company held 303 available-for-sale fixed maturity securities with an unrealized loss of $7,862,780, fair value of $115,625,899 and amortized cost of $123,488,679. These unrealized losses were primarily due to market interest rate movements in the bond market as of December 31, 2025. The ratio of the fair value to the amortized cost of these 303 securities is 94%.

The change in the current estimate of credit losses on fixed maturity available-for-sale securities for the nine months ended September 30, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025

Beginning balance	$(529,984)	$(725,960)
Current estimate of credit losses	(173,100)	195,976
Ending balance	$(703,084)	$(529,984)

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes and future policy benefits related to discount rates as of September 30, 2026 and December 31, 2025, are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Unrealized depreciation
Available-for-sale fixed maturity securities	$(20,283,613)	$(6,062,918)
Other long-term investments	(53,006)	(50,714)
Future policy benefits related to discount rates	27,179,709	16,873,830
Deferred income taxes	(1,437,049)	(2,259,642)
Accumulated other comprehensive income	$5,406,041	$8,500,556

Assets held in trust under coinsurance agreement
Unrealized depreciation on fixed maturity securities available-for-sale	$(4,125,818)	$(4,218,278)

The information on future policy benefits related to discount rates is discussed in Note 10.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

The Company’s other long-term investments as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Lotteries	$45,903,572	$50,487,453
Co-op loans	548,025	556,682
Commercial mortgage-backed securities	493,999	231,984

Total long-term investments	$46,945,596	$51,276,119

The Company’s other long-term investments in lottery prize cash flows were $45,903,572 and $50,487,453 as of September 30, 2026 and December 31, 2025, respectively. The lottery prize cash flows are assignments of the future rights from lottery winners purchased at a discounted price. Payments on these investments are made by state run lotteries.

The Company’s other long-term investments in co-op loans were $548,025 and $556,682 as of September 30, 2026 and December 31, 2025, respectively. A co-op ownership is represented by shares of stock in a corporation that owns the real estate. Co-op loans use the shares of stock and not the real estate to secure the debt.

The Company’s amortized cost of other long-term investments in investments in specified properties were $547,005 and $282,698, as of September 30, 2026 and December 31, 2025, respectively. The Company’s fair value of other long-term investments in investments in specified properties were $493,999 and $231,984, as of September 30, 2026 and December 31, 2025, respectively. The Company has unfunded commitments for new investments totaling $4,607,444 and $4,872,846 as of September 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity available-for-sale securities and other long-term investments as of September 30, 2026, by contractual maturity, are summarized as follows:

	September 30, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities		Lottery Prize Cash Flows
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,984,265	$5,917,051	$10,093,634	$10,146,243
Due after one year through five years	25,561,672	23,958,475	21,035,949	21,721,685
Due after five years through ten years	69,604,472	64,446,978	9,129,779	9,940,414
Due after ten years	118,363,382	107,343,205	5,644,210	6,331,557
Due at multiple maturity dates	34,160,116	31,724,585	-	-

	$253,673,907	$233,390,294	$45,903,572	$48,139,899

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

The amortized cost and fair value of fixed maturity available-for-sale securities held in trust under coinsurance agreement as of September 30, 2026, by contractual maturity, are summarized as follows:

	September 30, 2026 (Unaudited)
	Fixed Maturity Available-For-Sale Securities
	Amortized Cost	Fair Value
Due in one year or less	$380,000	$379,286
Due after one year through five years	-	-
Due after five years through ten years	140,000	109,295
Due after ten years	10,509,886	6,532,248
Due at multiple maturity dates	493,447	376,686

	$11,523,333	$7,397,515

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds and gross realized gains (losses) from the sales, calls and maturities of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2026	2025	2026	2025	2026	2025
Proceeds	$3,667,826	$4,839,500	$29,154,152	$42,582,562	$-	$201,442
Gross realized gains	631	2,764	-	-	-	14,642
Gross realized losses	(522)	(21,897)	-	-	-	-
Loss on impairments	-	-	-	-	-	-

	Nine Months Ended September 30, (Unaudited)
	Fixed Maturity Securities		Equity Securities		Mortgage Loans on Real Estate		Investment Real Estate
	2026	2025	2026	2025	2026	2025	2026	2025
Proceeds	$16,068,888	$60,536,276	$-	$6,944	$67,303,036	$101,392,365	$184,832	$496,424
Gross realized gains	55,555	224,194	-	6,944	-	-	34,462	44,054
Gross realized losses	(8,089)	(90,538)	-	-	-	(1,137)	-	-
Loss on impairments	-	-	-	-	-	-	-	-

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

The accumulated change in unrealized investment gains (losses) for fixed maturity available-for-sale for the three and nine months ended September 30, 2026 and 2025 and the amount of net realized investment gains (losses) on fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate and investment real estate for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Change in unrealized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	$(11,633,182)	$3,076,220	$(14,220,695)	$7,556,071
Fixed maturity securities held in trust under coinsurance agreement	(313,390)	357,494	92,460	581,126
Other long-term investments	(3,361)	1,742	(2,292)	(50,450)
Net realized investment gains (losses):
Available-for-sale securities:
Fixed maturity securities	109	(19,133)	47,466	133,656
Fixed maturity securities credit losses	(105,915)	24,067	(173,100)	642,177
Equity securities	-	-	-	6,944
Equity securities, changes in fair value	68,440	64,583	132,103	97,711
Mortgage loans on real estate	-	-	-	(1,137)
Investment real estate	-	14,642	34,462	44,054

Major categories of net investment income for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Fixed maturity securities	$3,007,238	$2,821,303	$8,323,343	$7,492,031
Equity securities	152,223	86,812	369,007	249,839
Other long-term investments	883,278	976,201	2,789,805	3,167,750
Mortgage loans	5,469,266	5,261,881	16,254,007	15,718,707
Policy loans	110,504	91,429	319,730	262,839
Short-term and other investments	350,542	355,129	917,665	1,096,254
Gross investment income	9,973,051	9,592,755	28,973,557	27,987,420
Investment expenses	(765,875)	(691,927)	(1,980,578)	(2,157,071)
Net investment income	$9,207,176	$8,900,828	$26,992,979	$25,830,349

TLIC and FBLIC are required to hold assets on deposit with various state insurance departments for the benefit of policyholders and other special deposits in accordance with statutory rules and regulations. As of September 30, 2026 and December 31, 2025, these required deposits, included in investment assets, had amortized costs that totaled $5,081,030 and $5,074,730, respectively. As of September 30, 2026 and December 31, 2025, these required deposits had fair values that totaled $4,971,712 and $5,077,193, respectively.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

2. Investments (continued)

The Company’s mortgage loans by property type as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Residential mortgage loans	$218,922,196	$221,015,308
Commercial mortgage loans by property type
Agricultural	239,744	241,755
Apartment	6,750,581	6,556,864
Industrial	5,580,682	2,631,676
Lodging	2,785,614	1,235,173
Office building	12,471,080	5,746,795
Retail	13,793,462	13,472,143

Total commercial mortgage loans by property type	41,621,163	29,884,406

Total mortgage loans	$260,543,359	$250,899,714

Mortgage loans held in trust under coinsurance agreement
Commercial mortgage loans	$3,706,235	$5,298,828

Total mortgage loans held in trust under coinsurance agreement	$3,706,235	$5,298,828

There were 48 mortgage loans with a remaining principal balance of $8,641,050 that were more than 90 days past due as of September 30, 2026. There were 30 mortgage loans with a remaining principal balance of $4,951,329 that were more than 90 days past due as of September 30, 2025.

There were 14 mortgage loans in default and in the foreclosure process with a remaining principal balance of $2,256,335 as of September 30, 2026. There were 10 mortgage loans in default and in the foreclosure process with a remaining principal balance of $1,667,123 as of September 30, 2025.

The Company’s investment real estate as of September 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Land - held for investment	$411,000	$411,000
Residential real estate - held for sale	2,342,381	2,115,085
Total investment in real estate	$2,753,381	$2,526,085

TLIC owns approximately three acres of undeveloped land located in Topeka, Kansas with a carrying value of $280,000.

FBLIC owns approximately one-half acre of undeveloped land located in Jefferson City, Missouri with a carrying value of $131,000.

During 2026, the Company foreclosed on residential mortgage loans of real estate totaling $377,666 and transferred those properties to investment real estate held for sale.

During 2025, the Company foreclosed on residential mortgage loans of real estate totaling $459,180 and transferred those properties to investment real estate held for sale.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments or assets and liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, foreign bonds and redeemable preferred stocks.

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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 is summarized as follows:

	Level 1	Level 2	Level 3	Total
	September 30, 2026 (Unaudited)
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,211,336	$-	$4,211,336
States and political subdivisions	-	5,819,058	-	5,819,058
U.S. government agency mortgage backed securities	-	49,075,670	-	49,075,670
Commercial mortgage-backed securities	-	26,213,892	-	26,213,892
Residential mortgage-backed securities	-	4,413,049	-	4,413,049
Corporate bonds	-	106,716,465	-	106,716,465
Asset-backed securities	-	13,309,673	-	13,309,673
Foreign bonds	-	22,634,951	-	22,634,951
Redeemable preferred securities	-	996,200	-	996,200
Total fixed maturity securities	$-	$233,390,294	$-	$233,390,294
Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$7,397,515	$-	$7,397,515

Equity securities
Mutual funds	$-	$36,058	$-	$36,058
Corporate common stock	473,168	6,551,242	154,754	7,179,164
Total equity securities	$473,168	$6,587,300	$154,754	$7,215,222

	December 31, 2025
Fixed maturity securities, available-for-sale
U.S. government and U.S. government agencies	$-	$4,285,951	$-	$4,285,951
States and political subdivisions	-	6,505,432	-	6,505,432
U.S. government agency mortgage backed securities	-	35,540,755	-	35,540,755
Commercial mortgage-backed securities	-	23,650,902	-	23,650,902
Residential mortgage-backed securities	-	2,467,599	-	2,467,599
Corporate bonds	-	98,601,063	-	98,601,063
Asset-backed securities	-	11,570,094	-	11,570,094
Exchange traded securities	-	492,000	-	492,000
Foreign bonds	-	25,792,709	-	25,792,709
Redeemable preferred securities	-	1,020,000	-	1,020,000
Total fixed maturity securities	$-	$209,926,505	$-	$209,926,505

Fixed maturity securities, available-for-sale held in trust under coinsurance agreement	$-	$12,377,603	$-	$12,377,603

Equity securities
Mutual funds	$-	$43,837	$-	$43,837
Corporate common stock	289,214	5,347,910	156,614	5,793,738
Total equity securities	$289,214	$5,391,747	$156,614	$5,837,575

As of September 30, 2026 and December 31, 2025, Level 3 financial instruments consisted of a private placement common stock that has no active trading and two joint venture investments with a mortgage loan originator.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and the sources. Since the fixed maturity securities owned by the Company do not trade on a daily basis, the third party investment service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing. As the fair value estimates of the Company’s fixed maturity securities are based on observable market information rather than market quotes, the estimates of fair value on these fixed maturity securities are included in Level 2 of the hierarchy. The Company’s Level 2 investments include obligations of U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, foreign bonds and redeemable preferred stocks.

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

The change in the fair value of the Company’s Level 3 equity securities available-for-sale for the nine months ended September 30, 2026 and year ended December 31, 2025 are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025

Beginning balance	$156,614	$55,908
Joint venture investment	-	150,000
Joint venture net income	108,261	67,481
Joint venture distribution	(110,121)	(116,775)
Ending balance	$154,754	$156,614

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

3. Fair Value Measurements (continued)

The carrying amount and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value as of September 30, 2026 and December 31, 2025, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis are summarized as follows:

Financial instruments disclosed, but not carried, at fair value:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
	September 30, 2026 (Unaudited)
Financial assets
Mortgage loans on real estate
Commercial	$41,621,163	$46,855,688	$-	$-	$46,855,688
Residential	218,922,196	253,449,645	-	-	253,449,645
Policy loans	5,986,122	5,986,122	-	-	5,986,122
Other long-term investments	46,945,596	49,181,923	-	101,443	49,080,480
Cash and cash equivalents	45,269,093	45,269,093	45,269,093	-	-
Accrued investment income	6,760,624	6,760,624	-	-	6,760,624
Total financial assets	$365,504,794	$407,503,095	$45,269,093	$101,443	$362,132,559

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$3,706,235	$3,706,235	$-	$-	$3,706,235
Cash and cash equivalents	960,291	960,291	960,291	-	-
Total financial assets held in trust under coinsurance agreement	$4,666,526	$4,666,526	$960,291	$-	$3,706,235

Financial liabilities
Policyholders' account balances	$457,106,470	$385,735,464	$-	$-	$385,735,464
Policy claims	2,783,473	2,783,473	-	-	2,783,473
Total financial liabilities	$459,889,943	$388,518,937	$-	$-	$388,518,937

	December 31, 2025
Financial assets
Mortgage loans on real estate
Commercial	$29,884,406	$31,628,099	$-	$-	$31,628,099
Residential	221,015,308	254,274,268	-	-	254,274,268
Policy loans	5,132,086	5,132,086	-	-	5,132,086
Other long-term investments	51,276,119	55,781,517	-	104,830	55,676,687
Cash and cash equivalents	39,496,427	39,496,427	39,496,427	-	-
Accrued investment income	6,454,380	6,454,380	-	-	6,454,380
Total financial assets	$353,258,726	$392,766,777	$39,496,427	$104,830	$353,165,520

Held in trust under coinsurance agreement
Mortgage loans on real estate
Commercial	$5,298,828	$5,298,828	$-	$-	$5,298,828
Cash and cash equivalents	3,118,582	3,118,582	3,118,582	-	-
Total financial assets held in trust under coinsurance agreement	$8,417,410	$8,417,410	$3,118,582	$-	$5,298,828

Financial liabilities
Policyholders' account balances	$417,120,647	$360,391,979	$-	$-	$360,391,979
Policy claims	3,143,579	3,143,579	-	-	3,143,579
Total financial liabilities	$420,264,226	$363,535,558	$-	$-	$363,535,558

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

4. Segment Data

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment. These segments as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Revenues:
Life insurance operations	$13,939,593	$13,645,545	$41,044,206	$39,285,825
Annuity operations	7,266,532	6,495,641	20,207,728	19,587,194
Corporate operations	932,303	897,113	2,490,698	4,156,627

Total	$22,138,428	$21,038,299	$63,742,632	$63,029,646

Income before income taxes:
Life insurance operations	$1,933,697	$1,991,551	$7,050,582	$5,660,026
Annuity operations	(63,729)	165,959	(522,863)	(259,961)
Corporate operations	(37,633)	313,777	45,036	2,139,048

Total	$1,832,335	$2,471,287	$6,572,755	$7,539,113

Depreciation and amortization expense:
Life insurance operations	$1,609,560	$1,854,855	$4,486,513	$5,607,898
Annuity operations	557,523	590,591	1,681,259	1,764,535

Total	$2,167,083	$2,445,446	$6,167,772	$7,372,433

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets:
Life insurance operations	$177,457,842	$180,762,415
Annuity operations	532,297,913	493,747,063
Corporate operations	14,239,972	14,674,801
Total	$723,995,727	$689,184,279

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

4. Segment Data (continued)

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Unaudited
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$720,362	$-	$-	$720,362
Net investment income	(410,812)	721,639	(4,479)	306,348
Net realized investment losses	(41,194)	(80,331)	-	(121,525)
Service fees and other income	25,692	129,583	39,669	194,944
Total revenue	294,048	770,891	35,190	1,100,129

Benefits and claims
Increase in future policy benefits	(81,744)	-	-	(81,744)
Death benefits	422,431	-	-	422,431
Surrenders	51,861	-	-	51,861
Interest credited to policyholders	-	468,623	-	468,623
Dividend, endowment and supplementary life contract benefits	16,388	-	-	16,388
Total benefits and claims	408,936	468,623	-	877,559
Expenses
Policy acquisition costs deferred net of amortization	(660,750)	(838,059)	-	(1,498,809)
Amortization of value of insurance business acquired	(2,424)	(2,423)	-	(4,847)
Commissions	274,895	798,111	-	1,073,006
Other underwriting, insurance and acquisition expenses	331,245	574,327	386,600	1,292,172
Total expenses	(57,034)	531,956	386,600	861,522
Total benefits, claims and expenses	351,902	1,000,579	386,600	1,739,081
Loss before federal income tax benefit	$(57,854)	$(229,688)	$(351,410)	$(638,952)

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Unaudited
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,006,128	$-	$-	$2,006,128
Net investment income	(46,214)	1,171,344	37,500	1,162,630
Net realized investment losses	(232,616)	(649,858)	-	(882,474)
Service fees and other income	31,083	99,048	(1,703,429)	(1,573,298)
Total revenue	1,758,381	620,534	(1,665,929)	712,986

Benefits and claims
Increase in future policy benefits	242,717	-	-	242,717
Death benefits	804,675	-	-	804,675
Surrenders	106,245	-	-	106,245
Interest credited to policyholders	-	604,299	-	604,299
Dividend, endowment and supplementary life contract benefits	18,180	-	-	18,180
Total benefits and claims	1,171,817	604,299	-	1,776,116
Expenses
Policy acquisition costs deferred net of amortization	(1,695,198)	(1,638,832)	-	(3,334,030)
Amortization of value of insurance business acquired	(7,268)	(7,268)	-	(14,536)
Commissions	620,103	1,532,322	-	2,152,425
Other underwriting, insurance and acquisition expenses	278,371	392,915	428,083	1,099,369
Total expenses	(803,992)	279,137	428,083	(96,772)
Total benefits, claims and expenses	367,825	883,436	428,083	1,679,344
Income (loss) before federal income taxes expense (benefits)	$1,390,556	$(262,902)	$(2,094,012)	$(966,358)

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

Disaggregated financial information for these segments, as regularly provided to the CODM, for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30, 2026
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$11,848,894	$-	$-	$11,848,894
Net investment income	2,010,490	6,970,933	225,753	9,207,176
Net realized investment losses	(11,422)	(25,944)	-	(37,366)
Service fees and other income	91,631	321,543	706,550	1,119,724
Total revenue	13,939,593	7,266,532	932,303	22,138,428

Benefits and claims
Increase in future policy benefits	4,043,238	-	-	4,043,238
Death benefits	4,065,601	-	-	4,065,601
Surrenders	915,202	-	-	915,202
Interest credited to policyholders	-	5,260,896	-	5,260,896
Dividend, endowment and supplementary life contract benefits	122,124	-	-	122,124
Total benefits and claims	9,146,165	5,260,896	-	14,407,061
Expenses
Policy acquisition costs deferred net of amortization	(1,576,128)	(413,186)	-	(1,989,314)
Amortization of value of insurance business acquired	44,096	44,096	-	88,192
Commissions	3,003,540	929,698	-	3,933,238
Other underwriting, insurance and acquisition expenses	1,388,223	1,508,757	969,936	3,866,916
Total expenses	2,859,731	2,069,365	969,936	5,899,032
Total benefits, claims and expenses	12,005,896	7,330,261	969,936	20,306,093
Income (loss) before federal income tax expense (benefits)	$1,933,697	$(63,729)	$(37,633)	$1,832,335

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Three Months Ended September 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$11,128,532	$-	$-	$11,128,532
Net investment income	2,421,302	6,249,294	230,232	8,900,828
Net realized investment gains	29,772	54,387	-	84,159
Service fees and other income	65,939	191,960	666,881	924,780
Total revenue	13,645,545	6,495,641	897,113	21,038,299

Benefits and claims
Increase in future policy benefits	4,124,982	-	-	4,124,982
Death benefits	3,643,170	-	-	3,643,170
Surrenders	863,341	-	-	863,341
Interest credited to policyholders	-	4,792,273	-	4,792,273
Dividend, endowment and supplementary life contract benefits	105,736	-	-	105,736
Total benefits and claims	8,737,229	4,792,273	-	13,529,502
Expenses
Policy acquisition costs deferred net of amortization	(915,378)	424,873	-	(490,505)
Amortization of value of insurance business acquired	46,520	46,519	-	93,039
Commissions	2,728,645	131,587	-	2,860,232
Other underwriting, insurance and acquisition expenses	1,056,978	934,430	583,336	2,574,744
Total expenses	2,916,765	1,537,409	583,336	5,037,510
Total benefits, claims and expenses	11,653,994	6,329,682	583,336	18,567,012
Income before federal income tax expense	$1,991,551	$165,959	$313,777	$2,471,287

	(Unaudited)
	Nine Months Ended September 30, 2026
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$34,279,457	$-	$-	$34,279,457
Net investment income	6,595,776	19,680,244	716,959	26,992,979
Net realized investment gains	9,998	30,933	-	40,931
Service fees and other income	158,975	496,551	1,773,739	2,429,265
Total revenue	41,044,206	20,207,728	2,490,698	63,742,632

Benefits and claims
Increase in future policy benefits	10,755,565	-	-	10,755,565
Death benefits	12,291,076	-	-	12,291,076
Surrenders	2,495,694	-	-	2,495,694
Interest credited to policyholders	-	14,986,553	-	14,986,553
Dividend, endowment and supplementary life contract benefits	354,443	-	-	354,443
Total benefits and claims	25,896,778	14,986,553	-	40,883,331
Expenses
Policy acquisition costs deferred net of amortization	(4,513,339)	(676,745)	-	(5,190,084)
Amortization of value of insurance business acquired	132,287	132,288	-	264,575
Commissions	8,644,345	2,245,652	-	10,889,997
Other underwriting, insurance and acquisition expenses	3,833,553	4,042,843	2,445,662	10,322,058
Total expenses	8,096,846	5,744,038	2,445,662	16,286,546
Total benefits, claims and expenses	33,993,624	20,730,591	2,445,662	57,169,877
Income (loss) before federal income tax expense (benefits)	$7,050,582	$(522,863)	$45,036	$6,572,755

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

4. Segment Data (continued)

	(Unaudited)
	Nine Months Ended September 30, 2025
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$32,273,329	$-	$-	$32,273,329
Net investment income	6,641,989	18,508,901	679,459	25,830,349
Net realized investment gains	242,614	680,791	-	923,405
Service fees and other income	127,893	397,502	3,477,168	4,002,563
Total revenue	39,285,825	19,587,194	4,156,627	63,029,646

Benefits and claims
Increase in future policy benefits	10,512,848	-	-	10,512,848
Death benefits	11,486,401	-	-	11,486,401
Surrenders	2,389,449	-	-	2,389,449
Interest credited to policyholders	-	14,382,254	-	14,382,254
Dividend, endowment and supplementary life contract benefits	336,263	-	-	336,263
Total benefits and claims	24,724,961	14,382,254	-	39,107,215
Expenses
Policy acquisition costs deferred net of amortization	(2,818,141)	962,087	-	(1,856,054)
Amortization of value of insurance business acquired	139,556	139,555	-	279,111
Commissions	8,024,242	713,330	-	8,737,572
Other underwriting, insurance and acquisition expenses	3,555,181	3,649,929	2,017,579	9,222,689
Total expenses	8,900,838	5,464,901	2,017,579	16,383,318
Total benefits, claims and expenses	33,625,799	19,847,155	2,017,579	55,490,533
Income (loss) before federal income tax expense (benefits)	$5,660,026	$(259,961)	$2,139,048	$7,539,113

5. Federal Income Taxes

The provision for federal income taxes is based on the asset and liability method of accounting for income taxes. Deferred income taxes are provided for the cumulative temporary differences between balances of assets and liabilities determined under GAAP and the balances using tax bases.

The Company has no known uncertain tax benefits within its provision for income taxes. In addition, the Company does not believe it would be subject to any penalties or interest relative to any open tax years and, therefore, has not accrued any such amounts. The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions.  With the 2025 U.S. federal income tax return filed on October 9, 2026, the 2023 through 2025 U.S. federal tax years are now subject to income tax examination by tax authorities. The Company classifies any interest and penalties (if applicable) as income tax expense in the financial statements.

6. Contingent Liabilities

From time to time, the Company is party to various legal proceedings in the ordinary course of business. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from them will not have a material effect on the Company’s financial position, results of operations or cash flow. The Company is not currently a party to any bankruptcy, receivership, reorganization, adjustment or similar proceeding, and the Company is not aware of any material threatened litigation. As summarized below, the Company is currently involved in two pending lawsuits.

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
September 30, 2026
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

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

The changes in the components of the Company’s accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, 2026 and 2025 (Unaudited)
	Unrealized	Remeasurement
	Depreciation	Gains on Future	Accumulated
	on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rates	Income
Balance as of July 1, 2026	$(6,873,060)	$14,390,411	$7,517,351
Other comprehensive loss before reclassifications, net of tax	(9,192,784)	7,081,560	(2,111,224)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	86	-	86
Other comprehensive loss	(9,192,870)	7,081,560	(2,111,310)
Balance as of September 30, 2026	$(16,065,930)	$21,471,971	$5,406,041

Balance as of July 1, 2025	$(7,528,876)	$13,627,322	$6,098,446
Other comprehensive income before reclassifications, net of tax	2,416,475	(1,635,499)	780,976
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	(15,115)	-	(15,115)
Other comprehensive income	2,431,590	(1,635,499)	796,091
Balance as of September 30, 2025	$(5,097,286)	$11,991,823	$6,894,537

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Nine Months Ended September 30, 2026 and 2025 (Unaudited)
	Unrealized	Remeasurement
	Depreciation	Gains on Future	Accumulated
	on	Policy Benefits	Other
	Available-For-Sale	Related to	Comprehensive
	Securities	Discount Rates	Income
Balance as of January 1, 2026	$(4,829,770)	$13,330,326	$8,500,556
Other comprehensive loss before reclassifications, net of tax	(11,198,662)	8,141,645	(3,057,017)
Less amounts reclassified from accumulated other comprehensive income having no credit losses, net of tax	37,498	-	37,498
Other comprehensive loss	(11,236,160)	8,141,645	(3,094,515)
Balance as of September 30, 2026	$(16,065,930)	$21,471,971	$5,406,041

Balance as of January 1, 2025	$(11,026,727)	$14,066,588	$3,039,861
Other comprehensive income before reclassifications, net of tax	6,035,029	(2,074,765)	3,960,264
Less amounts reclassified from accumulated other comprehensive loss having no credit losses, net of tax	105,588	-	105,588
Other comprehensive income	5,929,441	(2,074,765)	3,854,676
Balance as of September 30, 2025	$(5,097,286)	$11,991,823	$6,894,537

The pretax components of the Company’s other comprehensive income (loss) and the related income tax expense for each component for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, 2026 (Unaudited)
		Income Tax
	Pretax	Benefit	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(11,636,434)	$(2,443,650)	$(9,192,784)
Reclassification adjustment for net gains included in operations having no credit losses	109	23	86
Net unrealized losses on investments	(11,636,543)	(2,443,673)	(9,192,870)
Remeasurement gains on future policy benefits related to discount rates	8,963,999	1,882,439	7,081,560
Total other comprehensive loss	$(2,672,544)	$(561,234)	$(2,111,310)

	Three Months Ended September 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$3,058,829	$642,354	$2,416,475
Reclassification adjustment for net losses included in operations having no credit losses	(19,133)	(4,018)	(15,115)
Net unrealized gains on investments	3,077,962	646,372	2,431,590
Remeasurement gains on future policy benefits related to discount rates	(2,070,252)	(434,753)	(1,635,499)
Total other comprehensive income	$1,007,710	$211,619	$796,091

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

7. Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (continued)

	Nine Months Ended September 30, 2026 (Unaudited)
		Income Tax
	Pretax	Benefit	Net of Tax
Other comprehensive loss:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	$(14,175,521)	$(2,976,859)	$(11,198,662)
Reclassification adjustment for net gains included in operations having no credit losses	47,466	9,968	37,498
Net unrealized losses on investments	(14,222,987)	(2,986,827)	(11,236,160)
Remeasurement gains on future policy benefits related to discount rates	10,305,879	2,164,234	8,141,645
Total other comprehensive loss	$(3,917,108)	$(822,593)	$(3,094,515)

	Nine Months Ended September 30, 2025 (Unaudited)
		Income Tax
	Pretax	Expense	Net of Tax
Other comprehensive income:
Change in net unrealized losses on available-for-sale securities:
Unrealized holding gains arising during the period	$7,639,277	$1,604,248	$6,035,029
Reclassification adjustment for net gains included in operations having no credit losses	133,656	28,068	105,588
Net unrealized gains on investments	7,505,621	1,576,180	5,929,441
Remeasurement losses on future policy benefits related to discount rates	(2,626,285)	(551,520)	(2,074,765)
Total other comprehensive income	$4,879,336	$1,024,660	$3,854,676

Realized gains and losses on the sales of investments are determined based upon the specific identification method and include provisions for other-than-temporary impairments where appropriate.

The pretax and the related income tax components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
Reclassification Adjustments	2026	2025	2026	2025
Unrealized losses on available-for-sale securities having no credit losses:
Realized gains (losses) on sales of securities (a)	$109	$(19,133)	$47,466	$133,656
Income tax expense (benefit) (b)	23	(4,018)	9,968	28,068
Total reclassification adjustments	$86	$(15,115)	$37,498	$105,588

(a) These items appear within net realized investment gains (losses) in the consolidated statements of operations.

(b) These items appear within federal income taxes in the consolidated statements of operations.

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate

As of September 30, 2026, $1,012,490 of independent residential mortgage loans on real estate is held in escrow by a third party for the benefit of the Company.   As of September 30, 2026, $1,004,077 of that escrow amount is available to the Company as additional collateral on $4,568,833 of advances to the loan originator. The remaining September 30, 2026 escrow amount of $8,413 is available to the Company as additional collateral on its investment of $1,682,591 in residential mortgage loans on real estate. In addition, the Company has an additional $1,300,808 allowance for possible loan losses in the remaining $258,860,768 of investments in mortgage loans on real estate as of September 30, 2026.

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

As of September 30, 2026, the Company’s Chairman, President and Chief Executive Officer has provided approximately $2,546,856 of loans to this mortgage loan originator and with Board of Directors approval, may provide an additional amount of $453,144 so not to exceed $3.0 million in the aggregate.

The balances of and changes in the Company’s credit losses related to mortgage loans on real estate as of and for the three and nine months ended September 30, 2026 and 2025 are summarized as follows (excluding $1,682,591 and $2,306,986 of mortgage loans on real estate as of September 30, 2026 and 2025, respectively, with one loan originator where independent mortgage loan balances are held in escrow by a third party for the benefit of the Company):

	Unaudited
	Three Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2026	2025	2026	2025	2026	2025
Allowance, beginning	$1,093,363	$1,150,603	$189,441	$90,271	$1,282,804	$1,240,874
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(1,706)	(66,431)	19,710	56,782	18,004	(9,649)
Allowance, ending	$1,091,657	$1,084,172	$209,151	$147,053	$1,300,808	$1,231,225

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,091,657	$1,084,172	$209,151	$147,053	$1,300,808	$1,231,225

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$217,239,605	$215,750,228	$41,621,163	$29,263,620	$258,860,768	$245,013,848

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

8. Allowance for Loan Losses from Mortgage Loans on Real Estate (continued)

	(Unaudited)
	Nine Months Ended September 30,
	Residential Mortgage Loans		Commercial Mortgage Loans		Total
	2026	2025	2026	2025	2026	2025
Allowance, beginning	$1,099,470	$964,035	$150,173	$71,930	$1,249,643	$1,035,965
Charge offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision	(7,813)	120,137	58,978	75,123	51,165	195,260
Allowance, ending	$1,091,657	$1,084,172	$209,151	$147,053	$1,300,808	$1,231,225

Allowance, ending:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,091,657	$1,084,172	$209,151	$147,053	$1,300,808	$1,231,225

Carrying Values:
Individually evaluated for reserve allowance	$-	$-	$-	$-	$-	$-
Collectively evaluated for reserve allowance	$217,239,605	$215,750,228	$41,621,163	$29,263,620	$258,860,768	$245,013,848

The Company utilizes the ratio of the carrying value of individual mortgage loans compared to the individual appraisal value to evaluate the credit quality of its mortgage loans on real estate (commonly referred to as the loan-to-value ratio). The Company’s residential and commercial mortgage loans on real estate by credit quality using this ratio as of September 30, 2026 and December 31, 2025 are summarized as follows:

	Residential Mortgage Loans		Commercial Mortgage Loans		Total Mortgage Loans
	(Unaudited)		(Unaudited)		(Unaudited)
Loan-To-Value Ratio	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Over 70% to 80%	$81,053,724	$80,961,159	$3,075,806	$2,994,034	$84,129,530	$83,955,193
Over 60% to 70%	58,390,427	57,882,384	5,920,397	4,219,456	64,310,824	62,101,840
Over 50% to 60%	41,312,410	41,230,931	7,342,835	2,955,812	48,655,245	44,186,743
Over 40% to 50%	18,035,870	20,034,515	12,365,901	8,882,500	30,401,771	28,917,015
Over 30% to 40%	8,665,568	10,765,292	4,524,777	4,641,724	13,190,345	15,407,016
Over 20% to 30%	5,812,329	5,555,166	4,036,671	2,916,747	9,849,000	8,471,913
Over 10% to 20%	4,286,103	3,899,780	4,110,002	3,018,417	8,396,105	6,918,197
10% or less	1,365,765	686,081	244,774	255,716	1,610,539	941,797
Total	$218,922,196	$221,015,308	$41,621,163	$29,884,406	$260,543,359	$250,899,714

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

The disaggregated amounts of net deferred policy acquisition costs (amount capitalized and amount amortized) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statements of operations for three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Deferred Policy Acquisition Cost Capitalized
	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025

Life	$3,141,592	$2,723,713	$8,867,565	$8,286,483
Annuity	926,613	119,199	2,225,716	662,893

Total	$4,068,205	$2,842,912	$11,093,281	$8,949,376

	Deferred Policy Acquisition Cost Amortized
	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2026	2025	2026	2025

Life	$1,565,464	$1,808,335	$4,354,226	$5,468,342
Annuity	513,427	544,072	1,548,971	1,624,980

Total	$2,078,891	$2,352,407	$5,903,197	$7,093,322

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

9. Deferred Policy Acquisition Costs (continued)

The balances and changes in deferred policy acquisition costs (deferral and amortization) allocated to the Company’s life and annuity segments that reconcile to the total amounts reported in the consolidated statement of financial position and consolidated statement of operations as of and for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited) Nine Months Ended September 30, 2026
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$60,257,100	$10,179,917	$70,437,017
Capitalized	8,867,565	2,225,716	11,093,281
Amortized	(4,354,226)	(1,548,971)	(5,903,197)
Increase	4,513,339	676,745	5,190,084
Deferred policy acquisition costs, ending	$64,770,439	$10,856,662	$75,627,101

	(Unaudited) Nine Months Ended September 30, 2025
	Life	Annuity	Total
Deferred policy acquisition costs, beginning	$57,778,383	$11,620,983	$69,399,366
Capitalized	8,286,483	662,893	8,949,376
Amortized	(5,468,342)	(1,624,980)	(7,093,322)
Increase (decrease)	2,818,141	(962,087)	1,856,054
Deferred policy acquisition costs, ending	$60,596,524	$10,658,896	$71,255,420

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits

Future policy benefits include reserves for long-duration contracts as well as certain reinsurance balances when in a liability position.

The balances and changes in the liability for future policy benefits meeting ASU 2018-12 standards as of and for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited) September 30, 2026		(Unaudited) September 30, 2025
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$131,056,717	$235,345,739	$133,088,475	$228,572,260
Effect of changes in discount rate	9,629,855	26,509,627	10,348,860	28,154,664
Beginning balance at original discount rate	$140,686,572	$261,855,366	$143,437,335	$256,726,924
Effect of changes in cash flow considerations	-	-	-	-
Effect of actual variances from expected	(5,994,788)	(6,301,081)	(6,382,556)	(6,730,862)
Trued-Up balance	$134,691,784	$255,554,285	$137,054,779	$249,996,062
New issuances	18,199,434	19,021,968	14,314,461	15,012,194
Net premium collected	(13,983,706)	-	(13,916,310)	-
Interest accrual	4,627,856	8,696,374	4,579,266	8,431,449
Withdrawal/surrenders	-	(2,122,037)	-	(1,902,943)
Benefit payments	-	(12,280,602)	-	(10,915,074)
Ending balance at original discount rate	$143,535,368	$268,869,988	$142,032,196	$260,621,688
Effect of changes in discount rate	(30,744,590)	(57,944,320)	(20,689,449)	(35,868,970)
Balance, end of year	$112,790,778	$210,925,668	$121,342,747	$224,752,718

Reinsurance recoverable	$712,014		$749,428

Net liability for future policy benefits	$97,422,876		$102,660,543

Deferred profit liability	$2,485,241		$2,335,116

The composition of future policy benefits as of September 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Future policy benefits meeting ASU 2018-12 standards	$98,134,890	$104,289,022
Reinsurance recoverable	(712,014)	(744,285)
Subtotal	97,422,876	103,544,737
Deferred profit liability	2,485,241	2,449,123
Total future policy benefits meeting ASU 2018-12 standards	99,908,117	105,993,860
Future policy benefits not meeting ASU 2018-12 standards:
Participating life insurance contracts not on contribution basis	32,901,663	26,321,494
Reduced paid up and extended term life insurance contracts	7,831,748	7,916,928
Other	1,746,793	1,703,169
Total future policy benefits not meeting ASU 2018-12 standards	42,480,204	35,941,591
Future policy benefit reinsurance ceded	6,956,637	7,293,356
Total future policy benefits	$149,344,958	$149,228,807

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The undiscounted expected future benefit payments and gross premiums as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited) September 30, 2026
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$320,720,659	$229,351,041	$181,193,920
Benefits	428,392,396	268,869,988	210,925,668

	December 31, 2025
	Undiscounted	Original Present Value	Current Present Value
Gross premiums	$294,949,116	$226,864,424	$211,608,008
Benefits	408,757,275	261,855,366	235,345,739

The weighted-average interest rates as of September 30, 2026 and December 31, 2025 are summarized as follows:

(Unaudited)
September 30, 2026
Weighted-average interest rate
Original discount rate	3.77%
Current discount rate	5.56%

December 31, 2025
Weighted-average interest rate
Original discount rate	4.15%
Current discount rate	5.32%

The weighted-average durations of the liability as of September 30, 2026 and December 31, 2025 are summarized as follows:

(Unaudited) September 30, 2026
Weighted-average duration of the liability
Original duration of the liability in years	14.78
Current duration of the liability in years	13.92

December 31, 2025
Weighted-average duration of liability
Original duration of the liability in years	13.86
Current duration of the liability in years	13.27

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

10. Liability for Future Policy Benefits (continued)

The actual experience during the nine months ended September 30, 2026 and 2025 compared to what was expected for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited) September 30, 2026
	Amount Inforce	Mortality	Lapsation	Total
Expected	$830,245,089	$13,084,821	$4,053,670	$17,138,491
Expected rate		1.58%	0.49%	2.06%
Actual	$830,245,089	$12,280,603	$2,122,063	$14,402,666
Actual rate		1.48%	0.26%	1.73%
Actual to expected ratio		93.85%	52.35%	84.04%

	(Unaudited) September 30, 2025
	Amount Inforce	Mortality	Lapsation	Total
Expected	$746,823,805	$11,078,244	$3,453,649	$14,531,893
Expected rate		1.48%	0.46%	1.95%
Actual	$746,823,805	$10,923,081	$1,904,911	$12,827,992
Actual rate		1.46%	0.26%	1.72%
Actual to expected ratio		98.60%	55.16%	88.27%

11. Policyholders’ Account Balances

Policyholders’ Account Balances include annuity contracts and deposit-type liabilities that are composed of supplemental contracts without life contingencies, premium deposit funds, premium growth funds and dividend accumulation funds that are all included in the annuity segment of the Company’s operations.

The composition of annuities and deposit-type liabilities included in Policyholders’ Account Balances as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Annuity	$451,752,164	$412,013,139
Deposit-type liabilities
Dividend accumulations	2,733,939	2,558,598
Supplemental contracts with out life contingencies	901,959	1,042,149
Premium growth funds	1,002,119	1,001,467
Premium deposit funds	716,289	505,293
Total deposit-type liabilities	5,354,306	5,107,508
Total Policyholders' account balances'	$457,106,470	$417,120,647

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

11. Policyholders’ Account Balances (continued)

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of September 30, 2026 and December 31, 2025 are presented as follows:

(Unaudited) September 30, 2026
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	118,566	634,531	1,046,866	453,202	2,253,165
3.00% to 3.99%	30,818,924	5,622,115	15,096,772	11,579,856	63,117,667
Greater than 4.00%	36,735,551	(87)	26,728,362	320,901,150	384,364,976
Total	$67,673,041	$6,256,559	$42,872,000	$332,934,208	$449,735,808

December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$-	$-	$-	$-	$-
2.00% to 2.99%	116,178	729,836	1,183,315	2,391,536	4,420,865
3.00% to 3.99%	35,319,569	6,971,247	21,064,564	17,902,561	81,257,941
Greater than 4.00%	36,815,487	(87)	28,302,393	259,073,966	324,191,759
Total	$72,251,234	$7,700,996	$50,550,272	$279,368,063	$409,870,565

Reconciliations of policyholders' account balances with guaranteed minimum crediting rates to total policyholders' account balances as of September 30, 2026 and December 31, 2025, are presented as follows:

	(Unaudited)
	September 30, 2026	December 31, 2025
Policyholders' account balances with guaranteed minimum crediting rates	449,735,808	409,870,565

Deposit-type liabilities	5,354,306	5,107,508
Policyholders' account balances ceded	1,949,463	2,075,077
Accrued interest credited to policyholders' account balances	66,893	67,497
Total additions	7,370,662	7,250,082
Total policyholders' account balances	457,106,470	417,120,647

First Trinity Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

11. Policyholders’ Account Balances (continued)

The change in the policyholders account balances for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	September 30, 2026	September 30, 2025
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	68,172,933	22,993,904
Withdrawals	(50,671,078)	(52,745,064)
Funds withheld under coinsurance agreement	7,497,415	8,868,556
Interest credited	14,986,553	14,382,254
Increase (decrease)	39,985,823	(6,500,350)
Policyholders' account balances, ending	$457,106,470	$424,689,742

Weighted Average Crediting Rate	4.57%	4.48%
Cash surrender value	$431,882,840	$400,924,107

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

The Company adopted ASU 2018-12 on January 1, 2025 for the liability for its non-participating future policy benefits and deferred policy acquisition costs but initially reported and disclosed this adoption with the Company’s December 31, 2025 financial statements in accordance with the guidelines of the pronouncement. The Company’s 2025 quarterly financial statements were not required to adopt this guidance, but those 2025 quarterly financial statements have been be restated in 2026 in accordance with the provisions of the Update.

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

The increase (decrease) on the impacted caption in the consolidated statement of operations and consolidated statement of comprehensive income related to the restatement adjustments of ASU 2018-12 for the nine months ended September 30, 2025, is summarized as follows:

	As Previously	ASU 2018-12	Post ASU 2018-12
Financial Statement Caption	Reported	Adoption Impact	Adoption
Consolidated Statements of Operations	Nine Months Ended September 30, 2025
Increase in future policy benefits	$10,964,452	$(451,604)	$10,512,848
Amortization of deferred policy acquisition costs	7,836,743	(743,421)	7,093,322
Amortization of value of insurance business acquired	133,218	145,893	279,111
Deferred federal income tax expense (benefit)	(107,937)	220,317	112,380
Net income	5,058,167	828,815	5,886,982
Net income per common share:
Class A	$0.5341	$0.0875	$0.6216
Class B	0.4540	0.0744	0.5284

Consolidated Statements of Comprehensive Income	Nine Months Ended September 30, 2025
Net income	$5,058,167	$828,815	$5,886,982
Adjustment to deferred acquisition costs	1,891	(1,891)	-
Remeasurement gains (losses) on future policy benefit related to discount rates	-	(2,626,285)	(2,626,285)
Federal income tax expense (benefit)	1,575,783	(551,123)	1,024,660
Total other comprehensive income	5,927,947	(2,073,271)	3,854,676
Total comprehensive income	10,986,114	(1,244,456)	9,741,658

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

Please see below and Note 4 to the Consolidated Financial Statements for the three months and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025 for additional information regarding segment information.

FINANCIAL HIGHLIGHTS

Consolidated Condensed Results of Operations for the Three Months Ended September 30, 2026 and 2025

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$11,848,894	$11,128,532	$720,362
Net investment income	9,207,176	8,900,828	306,348
Net realized investment gains (losses)	(37,366)	84,159	(121,525)
Service fees	1,118,002	923,473	194,529
Other income	1,722	1,307	415
Total revenues	22,138,428	21,038,299	1,100,129
Benefits and claims	14,407,061	13,529,502	877,559
Expenses	5,899,032	5,037,510	861,522
Total benefits, claims and expenses	20,306,093	18,567,012	1,739,081
Income before federal income tax expense	1,832,335	2,471,287	(638,952)
Federal income tax expense	355,469	527,656	(172,187)
Net income	$1,476,866	$1,943,631	$(466,765)

Net income per common share
Class A common stock	$0.1568	$0.2052	$(0.0484)
Class B common stock	$0.1333	$0.1744	$(0.0411)

Consolidated Condensed Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$34,279,457	$32,273,329	$2,006,128
Net investment income	26,992,979	25,830,349	1,162,630
Net realized investment gains	40,931	923,405	(882,474)
Service fees	2,158,402	3,979,827	(1,821,425)
Other income	270,863	22,736	248,127
Total revenues	63,742,632	63,029,646	712,986
Benefits and claims	40,883,331	39,107,215	1,776,116
Expenses	16,286,546	16,383,318	(96,772)
Total benefits, claims and expenses	57,169,877	55,490,533	1,679,344
Income before federal income tax expense	6,572,755	7,539,113	(966,358)
Federal income tax expense	1,445,473	1,652,131	(206,658)
Net income	$5,127,282	$5,886,982	$(759,700)

Net income per common share
Class A common stock	$0.5443	$0.6216	$(0.0773)
Class B common stock	$0.4627	$0.5284	$(0.0657)

Consolidated Condensed Financial Position as of September 30, 2026 and December 31, 2025

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025

Investment assets	$556,833,974	$525,598,084	$31,235,890
Assets held in trust under coinsurance agreement	13,496,616	21,066,069	(7,569,453)
Other assets	153,665,137	142,520,126	11,145,011
Total assets	$723,995,727	$689,184,279	$34,811,448

Policy liabilities	$609,546,369	$569,737,114	$39,809,255
Funds withheld under coinsurance agreement	13,186,913	20,001,969	(6,815,056)
Deferred federal income taxes	6,686,822	6,584,494	102,328
Other liabilities	5,970,258	6,288,104	(317,846)
Total liabilities	635,390,362	602,611,681	32,778,681
Shareholders' equity	88,605,365	86,572,598	2,032,767
Total liabilities and shareholders' equity	$723,995,727	$689,184,279	$34,811,448

Shareholders' equity per common share
Class A common stock	$9.4067	$9.1909	$0.2157
Class B common stock	$7.9957	$7.8123	$0.1833

Results of Operations – Three Months Ended September 30, 2026 and 2025

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$11,848,894	$11,128,532	$720,362
Net investment income	9,207,176	8,900,828	306,348
Net realized investment gains (losses)	(37,366)	84,159	(121,525)
Service fees	1,118,002	923,473	194,529
Other income	1,722	1,307	415
Total revenues	$22,138,428	$21,038,299	$1,100,129

The $1,100,129 increase in total revenues for the three months ended September 30, 2026 is discussed below.

Premiums

Our premiums for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Ordinary life first year	$883,337	$824,881	$58,456
Ordinary life renewal	3,570,751	2,996,001	574,750
Final expense first year	880,183	746,076	134,107
Final expense renewal	6,514,623	6,561,574	(46,951)
Total premiums	$11,848,894	$11,128,532	$720,362

The $720,362 increase in premiums for the three months ended September 30, 2026 is primarily due to a $574,750 increase in ordinary life renewal premiums and a $134,107 increase in final expense first year premiums.

The ordinary life renewal premiums and ordinary life first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense first year premiums are due to distribution channel enhancements by eliminating phone interviews.

Net Investment Income

The major components of our net investment income for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities	$3,007,238	$2,821,303	$185,935
Equity securities	152,223	86,812	65,411
Other long-term investments	883,278	976,201	(92,923)
Mortgage loans	5,469,266	5,261,881	207,385
Policy loans	110,504	91,429	19,075
Short-term and other investments	350,542	355,129	(4,587)
Gross investment income	9,973,051	9,592,755	380,296
Investment expenses	(765,875)	(691,927)	73,948
Net investment income	$9,207,176	$8,900,828	$306,348

The $380,296 increase in gross investment income for the three months ended September 30, 2026 is primarily due to $207,385 increase in mortgage loans and a $185,935 increase in fixed maturity securities that exceeded a $92,923 decrease in other long-term investments.

The increase in mortgage loans investment income is primarily due to increased mortgage loans investments of $13.2 million since September 30, 2025. The increase in fixed maturity securities investment income is primarily due to increased fixed maturity securities investments of $15.0 million since September 30, 2025. The decrease in other long-term investments income is primarily due to decreased other long-term investments of $6.8 million since September 30, 2025.

Net Realized Investment Gains (Losses)

Our net realized investment gains (losses) result from sales of fixed maturity securities available-for-sale, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains (losses) for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities available-for-sale:
Sale proceeds	$3,667,826	$4,839,500	$(1,171,674)
Amortized cost at sale date	3,667,717	4,858,633	(1,190,916)
Net realized gains (losses)	$109	$(19,133)	$19,242
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$29,154,152	$42,582,562	$(13,428,410)
Principal collections	29,154,152	42,582,562	(13,428,410)
Net realized gains (losses)	$-	$-	$-
Investment real estate:
Sale proceeds	$-	$201,442	$(201,442)
Carrying value at sale date	-	186,800	(186,800)
Net realized gains	$-	$14,642	$(14,642)

Equity securities, changes in fair value	$68,440	$64,583	$3,857
Changes in current estimate of credit losses	$(105,915)	$24,067	$(129,982)

Net realized investment gains (losses)	$(37,366)	$84,159	$(121,525)

Service Fees

The $194,529 increase in service fees for the three months ended September 30, 2026 is primarily due to an increase in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Benefits and claims
Increase in future policy benefits	$4,043,238	$4,124,982	$(81,744)
Death benefits	4,065,601	3,643,170	422,431
Surrenders	915,202	863,341	51,861
Interest credited to policyholders	5,260,896	4,792,273	468,623
Dividend, endowment and supplementary life contract benefits	122,124	105,736	16,388

Total benefits and claims	14,407,061	13,529,502	877,559

Expenses
Policy acquisition costs deferred	(4,068,205)	(2,842,912)	(1,225,293)
Amortization of deferred policy acquisition costs	2,078,891	2,352,407	(273,516)
Amortization of value of insurance business acquired	88,192	93,039	(4,847)
Commissions	3,933,238	2,860,232	1,073,006
Other underwriting, insurance and acquisition expenses	3,866,916	2,574,744	1,292,172

Total expenses	5,899,032	5,037,510	861,522

Total benefits, claims and expenses	$20,306,093	$18,567,012	$1,739,081

The $1,739,081 increase in total benefits, claims and expenses for the three months ended September 30, 2026 is discussed below.

Benefits and Claims

The $877,559 increase in benefits and claims for the three months ended September 30, 2026 is primarily due to the following:

●	$468,623 increase in interest credited to policyholders is primarily due to an increase in policyholders’ account balances of $32.4 million since September 30, 2025.

●	$422,431 increase in death benefits is primarily due to approximately $633,000 of increased final expense benefits that exceed $211,000 of decreased ordinary life benefits.

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

For the three months ended September 30, 2026 and 2025, capitalized costs were $4,068,205 and $2,842,912, respectively. Amortization of deferred policy acquisition costs for the three months ended September 30, 2026 and 2025 were $2,078,891 and $2,352,407, respectively.

The $1,225,293 increase in the 2026 acquisition costs deferred primarily relates to increased annuity and final expense first year production with a corresponding increase in deferral of eligible annuity and final expense first year commissions. There was a $273,516 decrease in the 2026 amortization of deferred acquisition costs primarily due to the adoption of ASU 2018-12.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $88,192 and $93,039 for the three months ended September 30, 2026 and 2025, respectively, representing a $4,847 decrease.

Commissions

Our commissions for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Annuity	$929,698	$131,587	$798,111
Ordinary life first year	977,691	894,513	83,178
Ordinary life renewal	418,839	362,797	56,042
Final expense first year	1,037,995	880,889	157,106
Final expense renewal	569,015	590,446	(21,431)
Total commissions	$3,933,238	$2,860,232	$1,073,006

The $1,073,006 increase in commissions for the three months ended September 30, 2026 is primarily due to a $798,111 increase in annuity commissions (corresponding to $23,194,415 increased annuity considerations) and a $157,106 increase in final expense first year commissions (corresponding to $134,107 increased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $1,292,172 increase in underwriting, insurance and acquisition expenses for the three months ended September 30, 2026 was primarily related to increases in staff and life insurance production and an executive bonus.

Federal Income Taxes

FTFC filed its 2025 consolidated federal income tax return with TLIC, FBLIC and TMC on October 9, 2026. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes. For the three months ended September 30, 2026 and 2025, current income tax expense (benefit) was ($37,217) and $524,852, respectively. For the three months ended September 30, 2026 and 2025, deferred federal income tax expense was $392,686 and $2,804, respectively.

Net Income Per Common Share Basic

For the three months ended September 30, 2026, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,419,341) of Class A shares (9,333,404) and Class B shares (85,937) as of the reporting date. For the three months ended September 30, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the three months ended September 30, 2026, the net income allocated to the Class A shareholders of $1,463,392 is the total net income $1,476,866 less the net income allocated to the Class B shareholders $13,474. For the three months ended September 30, 2025, the net income allocated to the Class A shareholders of $1,925,994 is the total net income $1,943,631 less the net income allocated to the Class B shareholders $17,637.

The weighted average outstanding common shares basic for the three months ended September 30, 2026 and 2025 were 9,333,404 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI, an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Three Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Revenues:
Life insurance operations	$13,939,593	$13,645,545	$294,048
Annuity operations	7,266,532	6,495,641	770,891
Corporate operations	932,303	897,113	35,190
Total	$22,138,428	$21,038,299	$1,100,129
Income (loss) before federal income taxes:
Life insurance operations	$1,933,697	$1,991,551	$(57,854)
Annuity operations	(63,729)	165,959	(229,688)
Corporate operations	(37,633)	313,777	(351,410)
Total	$1,832,335	$2,471,287	$(638,952)

The increases and decreases of revenues and profitability from our business segments for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Unaudited
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$720,362	$-	$-	$720,362
Net investment income	(410,812)	721,639	(4,479)	306,348
Net realized investment losses	(41,194)	(80,331)	-	(121,525)
Service fees and other income	25,692	129,583	39,669	194,944
Total revenue	294,048	770,891	35,190	1,100,129

Benefits and claims
Increase in future policy benefits	(81,744)	-	-	(81,744)
Death benefits	422,431	-	-	422,431
Surrenders	51,861	-	-	51,861
Interest credited to policyholders	-	468,623	-	468,623
Dividend, endowment and supplementary life contract benefits	16,388	-	-	16,388
Total benefits and claims	408,936	468,623	-	877,559
Expenses
Policy acquisition costs deferred net of amortization	(660,750)	(838,059)	-	(1,498,809)
Amortization of value of insurance business acquired	(2,424)	(2,423)	-	(4,847)
Commissions	274,895	798,111	-	1,073,006
Other underwriting, insurance and acquisition expenses	331,245	574,327	386,600	1,292,172
Total expenses	(57,034)	531,956	386,600	861,522
Total benefits, claims and expenses	351,902	1,000,579	386,600	1,739,081
Loss before federal income tax benefit	$(57,854)	$(229,688)	$(351,410)	$(638,952)

Results of Operations – Nine Months Ended September 30, 2026 and 2025

Revenues

Our primary sources of revenue are life insurance premium income and investment income. Premium payments are classified as first-year, renewal and single. In addition, realized gains and losses on investment holdings can significantly impact revenues from period to period.

Our revenues for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Premiums	$34,279,457	$32,273,329	$2,006,128
Net investment income	26,992,979	25,830,349	1,162,630
Net realized investment gains	40,931	923,405	(882,474)
Service fees	2,158,402	3,979,827	(1,821,425)
Other income	270,863	22,736	248,127
Total revenues	$63,742,632	$63,029,646	$712,986

The $712,986 increase in total revenues for the nine months ended September 30, 2026 is discussed below.

Premiums

Our premiums for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Ordinary life first year	$2,638,129	$2,419,400	$218,729
Ordinary life renewal	9,726,663	7,986,326	1,740,337
Supplementary contracts	-	17,576	(17,576)
Final expense first year	2,416,841	2,271,722	145,119
Final expense renewal	19,497,824	19,578,305	(80,481)
Total premiums	$34,279,457	$32,273,329	$2,006,128

The $2,006,128 increase in premiums for the nine months ended September 30, 2026 is primarily due to a $1,740,337 increase in ordinary life renewal premiums, $218,729 increase in ordinary life first year premiums and a $145,119 increase in final expense first year premiums.

The ordinary life renewal premiums and ordinary life first year premiums reflects ordinary dollar denominated life insurance policies sold in the international market by TAI. The increase in final expense first year premiums are due to distribution channel enhancements by eliminating phone interviews.

Net Investment Income

The major components of our net investment income for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities	$8,323,343	$7,492,031	$831,312
Equity securities	369,007	249,839	119,168
Other long-term investments	2,789,805	3,167,750	(377,945)
Mortgage loans	16,254,007	15,718,707	535,300
Policy loans	319,730	262,839	56,891
Short-term and other investments	917,665	1,096,254	(178,589)
Gross investment income	28,973,557	27,987,420	986,137
Investment expenses	(1,980,578)	(2,157,071)	(176,493)
Net investment income	$26,992,979	$25,830,349	$1,162,630

The $986,137 increase in gross investment income for the nine months ended September 30, 2026 is primarily due to $831,312 increase in fixed maturity securities, $535,300 increase in mortgage loans and a $119,168 increase in equity securities that exceeded a $377,945 decrease in other long-term investments and $178,589 decrease in short-term and other investments.

The increase in fixed maturity securities is primarily due to increased fixed maturity investments of $15.0 million since September 30, 2025. The increase in mortgage loans is primarily due to increased mortgage loans investments of $13.2 million since September 30, 2025. The increase in equity securities is primarily due to increased equity securities investments of $1.5 million since September 30, 2025. The decrease in other long-term investments is due to decreased other long-term investments of $6.8 million since September 30, 2025. The decline in short-term and other investments is primarily due to a decline in the annual percentage yield earned on invested cash and cash equivalent balances.

The $176,493 decrease in investment expense for the nine months ended September 30, 2026 is primarily due to decreased mortgage loan costs.

Net Realized Investment Gains

Our net realized investment gains result from sales of fixed maturity securities available-for-sale, equity securities, mortgage loans on real estate, investment real estate, changes in fair value of equity securities and changes in estimate of credit losses.

Our net realized investment gains for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Fixed maturity securities available-for-sale:
Sale proceeds	$16,068,888	$60,536,276	$(44,467,388)
Amortized cost at sale date	16,021,422	60,402,620	(44,381,198)
Net realized gains	$47,466	$133,656	$(86,190)
Equity securities:
Sale proceeds	$-	$6,944	$(6,944)
Cost at sale date	-	-	-
Net realized gains (losses)	$-	$6,944	$(6,944)
Mortgage loans on real estate:
Payment and sale proceeds on mortgage loans	$67,303,036	$101,392,365	$(34,089,329)
Principal collections	67,303,036	101,393,502	(34,090,466)
Net realized gains (losses)	$-	$(1,137)	$1,137
Investment real estate:
Sale proceeds	$184,832	$496,424	$(311,592)
Carrying value at sale date	150,370	452,370	(302,000)
Net realized gains	$34,462	$44,054	$(9,592)

Equity securities, changes in fair value	$132,103	$97,711	$34,392
Changes in current estimate of credit losses	$(173,100)	$642,177	$(815,277)

Net realized investment gains	$40,931	$923,405	$(882,474)

Service Fees

The $1,821,425 decrease in service fees for the nine months ended September 30, 2026 is primarily due to a decrease in fees from Trinity Mortgage Corporation brokering mortgage loans for a fee to third parties.

Other Income

The $248,127 increase in other income is primarily due to interest of $189,061 from the Internal Revenue Service on a federal income tax refund of $1,817,859 for the tax year 2023.

Total Benefits, Claims and Expenses

Our benefits, claims and expenses are primarily generated from benefit payments, surrenders, interest credited to policyholders, change in reserves, commissions and other underwriting, insurance and acquisition expenses. Benefit payments can significantly impact expenses from period to period.

Our benefits, claims and expenses for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Benefits and claims
Increase in future policy benefits	$10,755,565	$10,512,848	$242,717
Death benefits	12,291,076	11,486,401	804,675
Surrenders	2,495,694	2,389,449	106,245
Interest credited to policyholders	14,986,553	14,382,254	604,299
Dividend, endowment and supplementary life contract benefits	354,443	336,263	18,180
Total benefits and claims	40,883,331	39,107,215	1,776,116

Expenses
Policy acquisition costs deferred	(11,093,281)	(8,949,376)	(2,143,905)
Amortization of deferred policy acquisition costs	5,903,197	7,093,322	(1,190,125)
Amortization of value of insurance business acquired	264,575	279,111	(14,536)
Commissions	10,889,997	8,737,572	2,152,425
Other underwriting, insurance and acquisition expenses	10,322,058	9,222,689	1,099,369
Total expenses	16,286,546	16,383,318	(96,772)
Total benefits, claims and expenses	$57,169,877	$55,490,533	$1,679,344

The $1,679,344 increase in total benefits, claims and expenses for the nine months ended September 30, 2026, is discussed below.

Benefits and Claims

The $1,776,116 increase in benefits and claims for the nine months ended September 30, 2026, is primarily due to the following:

●	$804,675 increase in death benefits is primarily due to approximately $1,401,000 of increased final expense benefit that exceeded $597,000 of decreased ordinary life benefits.

●	$604,299 increase in interest credited to policyholders is primarily due to an increase in policyholders’ account balances of $32.4 million since September 30, 2025.

●	$242,717 increase in future policy benefits is primarily due to the increased number of life policies in force and the aging of existing life policies.

●	$106,245 increase in surrenders is based upon policyholder election and corresponds to the growth in the number of policies in force.

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

For the nine months ended September 30, 2026 and 2025, capitalized costs were $11,093,281 and $8,949,376, respectively. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2026 and 2025 were $5,903,197 and $7,093,322, respectively.

There was a $2,143,905 increase in the 2026 acquisition costs deferred primarily relates to increased annuity, ordinary life first year and final expense first year production with a corresponding increase in deferral of eligible annuity, ordinary life first year and final expense first year commissions. There was a $1,190,125 decrease in the 2026 amortization of deferred acquisition costs due to adoption of ASU 2018-12.

Amortization of Value of Insurance Business Acquired

The cost of acquiring insurance business is amortized over the emerging profit of the related policies using the same assumptions that were used in computing liabilities for future policy benefits. Amortization of the value of insurance business acquired was $264,575 and $279,111 for the nine months ended September 30, 2026 and 2025, respectively, representing a $14,536 decrease.

Commissions

Our commissions for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Annuity	$2,245,652	$713,330	$1,532,322
Ordinary life first year	2,883,993	2,601,669	282,324
Ordinary life renewal	1,192,989	967,567	225,422
Final expense first year	2,852,027	2,682,732	169,295
Final expense renewal	1,715,336	1,772,274	(56,938)
Total commissions	$10,889,997	$8,737,572	$2,152,425

The $2,152,425 increase in commissions for the nine months ended September 30, 2026 is primarily due a $1,532,322 increase in annuity commissions (corresponding to $45,145,980 increased annuity considerations), $282,324 increase in ordinary life first year commissions (corresponding to $218,729 increased ordinary life first year premiums), $225,422 increase in ordinary life renewal commissions (corresponding to $1,740,337 increased ordinary life renewal premiums) and a $169,295 increase in final expense first year commissions (corresponding to $145,119 increased final expense first year premiums).

Other Underwriting, Insurance and Acquisition Expenses

The $1,099,369 increase in other underwriting, insurance and acquisition expenses for the nine months ended September 30, 2026 was primarily related to increases in staff and life insurance production and an executive bonus.

Federal Income Taxes

FTFC filed its 2025 consolidated federal income tax return with TLIC, FBLIC and TMC on October 9, 2026. Certain items included in income reported for financial statement purposes are not included in taxable income for the current period, resulting in deferred income taxes.

For the nine months ended September 30, 2026 and 2025, current income tax expense was $520,552 and $1,539,751, respectively. Deferred federal income tax expense was $924,921 and $112,380 for the nine months ended September 30, 2026 and 2025, respectively.

Net Income Per Common Share Basic

For the nine months ended September 30, 2026, the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,419,341) of Class A shares (9,333,404) and Class B shares (85,937) as of the reporting date. For the nine months ended September 30, 2025 the net income allocated to the Class B shareholders is the total net income multiplied by the right to receive dividends at 85% for Class B shares (85,937) as of the reporting date divided by the allocated total shares (9,470,277) of Class A shares (9,384,340) and Class B shares (85,937) as of the reporting date.

For the nine months ended September 30, 2026, the net income allocated to the Class A shareholders of $5,080,503 is the total net income $5,127,282 less the net income allocated to the Class B shareholders $46,779. For the nine months ended September 30, 2025, the net income allocated to the Class A shareholders of $5,833,561 is the total net income $5,886,982 less the net income allocated to the Class B shareholders $53,421.

The weighted average outstanding common shares basic for the nine months ended September 30, 2026 and 2025 were 9,333,404 and 9,384,340 for Class A shares and 101,102 for Class B shares.

Business Segments

The Company has a life insurance segment, consisting of the life insurance operations of TLIC, FBLIC and TAI and an annuity segment, consisting of the annuity operations of TLIC, FBLIC and TAI and a corporate segment. Results for the parent company and the operations of TMC, after elimination of intercompany amounts, are allocated to the corporate segment.

The revenues and income before federal income taxes from our business segments for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Revenues:
Life insurance operations	$41,044,206	$39,285,825	$1,758,381
Annuity operations	20,207,728	19,587,194	620,534
Corporate operations	2,490,698	4,156,627	(1,665,929)
Total	$63,742,632	$63,029,646	$712,986
Income (loss) before income taxes:
Life insurance operations	$7,050,582	$5,660,026	$1,390,556
Annuity operations	(522,863)	(259,961)	(262,902)
Corporate operations	45,036	2,139,048	(2,094,012)
Total	$6,572,755	$7,539,113	$(966,358)

The increases and decreases of revenues and profitability from our business segments for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Unaudited
	Life Insurance	Annuity	Corporate
	Operations	Operations	Operations	Total
Revenues
Premiums	$2,006,128	$-	$-	$2,006,128
Net investment income	(46,214)	1,171,344	37,500	1,162,630
Net realized investment losses	(232,616)	(649,858)	-	(882,474)
Service fees and other income	31,083	99,048	(1,703,429)	(1,573,298)
Total revenue	1,758,381	620,534	(1,665,929)	712,986

Benefits and claims
Increase in future policy benefits	242,717	-	-	242,717
Death benefits	804,675	-	-	804,675
Surrenders	106,245	-	-	106,245
Interest credited to policyholders	-	604,299	-	604,299
Dividend, endowment and supplementary life contract benefits	18,180	-	-	18,180
Total benefits and claims	1,171,817	604,299	-	1,776,116
Expenses
Policy acquisition costs deferred net of amortization	(1,695,198)	(1,638,832)	-	(3,334,030)
Amortization of value of insurance business acquired	(7,268)	(7,268)	-	(14,536)
Commissions	620,103	1,532,322	-	2,152,425
Other underwriting, insurance and acquisition expenses	278,371	392,915	428,083	1,099,369
Total expenses	(803,992)	279,137	428,083	(96,772)
Total benefits, claims and expenses	367,825	883,436	428,083	1,679,344
Income (loss) before federal income taxes expense (benefits)	$1,390,556	$(262,902)	$(2,094,012)	$(966,358)

Consolidated Financial Condition

Our invested assets as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025
Assets
Investments
Available-for-sale fixed maturity securities at fair value (amortized cost: $253,673,907 and $215,989,423 as of September 30, 2026 and December 31, 2025, respectively)	$233,390,294	$209,926,505	$23,463,789
Equity securities at fair value (cost: $6,922,708 and $5,677,164 as of September 30, 2026 and December 31, 2025, respectively)	7,215,222	5,837,575	1,377,647
Mortgage loans on real estate	260,543,359	250,899,714	9,643,645
Investment real estate	2,753,381	2,526,085	227,296
Policy loans	5,986,122	5,132,086	854,036
Other long-term investments	46,945,596	51,276,119	(4,330,523)
Total investments	$556,833,974	$525,598,084	$31,235,890

The increases in fixed maturity available-for-sale securities for the nine months ended September 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Fixed maturity securities, available-for-sale, beginning	$209,926,505	$213,745,821
Purchases	53,802,297	57,647,235
Unrealized appreciation (depreciation)	(14,220,695)	7,556,071
Net realized investment gains (losses), including credit (losses)	(125,634)	775,833
Transfer to other long-term investments	-	(156,068)
Sales proceeds	(12,293,888)	(58,517,276)
Maturities	(3,775,000)	(2,019,000)
Accretion of discounts (premium amortization)	76,709	(657,368)
Increase	23,463,789	4,629,427
Fixed maturity securities, available-for-sale, ending	$233,390,294	$218,375,248

Fixed maturity securities available-for-sale are reported at fair value with unrealized gains and losses, net of applicable income taxes, reflected as a separate component in shareholders' equity within “Accumulated Other Comprehensive Income.” The available-for-sale fixed maturity securities portfolio is invested primarily in a variety of companies, U.S. government and U.S. government agencies, state and political subdivisions, U.S. government agency mortgage backed securities, commercial and residential mortgage-backed securities, corporate bonds, asset-backed securities, foreign bonds and redeemable preferred stocks.

The increases in equity securities for the nine months ended September 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Equity securities, beginning	$5,837,575	$5,336,062
Purchases	1,355,665	350,585
Sales proceeds	-	(6,944)
Joint venture distributions	(110,121)	(98,926)
Net realized investment gains (losses), sale of securities	-	6,944
Net realized investment gains, changes in fair value	132,103	97,711
Increase	1,377,647	349,370
Equity securities, ending	$7,215,222	$5,685,432

Equity securities are reported at fair value with the change in fair value reflected in net realized investment gains (losses) within the consolidated statements of operations.

The increases in mortgage loans on real estate for the nine months ended September 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Mortgage loans on real estate, beginning	$250,899,714	$209,364,504
Purchases	77,701,165	140,117,649
Premium amortization	(325,653)	(113,377)
Net realized investment gains (losses)	-	(1,137)
Payments	(67,303,036)	(101,392,365)
Foreclosed - transferred to real estate	(377,666)	(459,180)
Increase in allowance for bad debts	(51,165)	(195,260)
Increase	9,643,645	37,956,330
Mortgage loans on real estate, ending	$260,543,359	$247,320,834

The increase in investment real estate for the nine months ended September 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Investment real estate, beginning	$2,526,085	$2,351,549

Real estate acquired through mortgage loans foreclosures	377,666	459,180
Net realized investment gains	34,462	44,054
Sales proceeds	(184,832)	(496,424)
Increase	227,296	6,810
Investment real estate, ending	$2,753,381	$2,358,359

The decreases in other long-term investments (composed mainly of lottery receivables) for the nine months ended September 30, 2026 and 2025, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Other long-term investments, beginning	$51,276,119	$58,223,514
Purchases	2,437,056	3,256,000
Accretion of discount	2,730,156	3,130,502
Transfer from fixed maturity securities, available for sale	-	156,068
Unrealized depreciation	(2,292)	(50,450)
Payments	(9,495,443)	(10,968,471)
Decrease	(4,330,523)	(4,476,351)
Other long-term investments, ending	$46,945,596	$53,747,163

Our assets other than invested assets as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025

Cash and cash equivalents	$45,269,093	$39,496,427	$5,772,666
Accrued investment income	6,760,624	6,454,380	306,244
Recoverable from reinsurers	9,279,828	9,547,506	(267,678)
Assets held in trust under coinsurance agreement	13,496,616	21,066,069	(7,569,453)
Agents' balances and due premiums	1,983,162	1,391,105	592,057
Deferred policy acquisition costs	75,627,101	70,437,017	5,190,084
Value of insurance business acquired	2,740,432	3,005,006	(264,574)
Other assets	12,004,897	12,188,685	(183,788)
Assets other than investment assets	$167,161,753	$163,586,195	$3,575,558

The $5,772,666 increase in cash and cash equivalents is discussed below in the “Liquidity and Capital Resources” section where cash flows are addressed.

The $7,569,453 decrease in assets held in trust under the coinsurance agreement is due to a reduction in assets under TLIC’s annuity coinsurance agreement with an offshore annuity and life insurance company that is administered on a funds withheld basis.

The increase in deferred policy acquisition costs for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Balance, beginning of year	$70,437,017	$69,399,366
Capitalization of commissions, sales and issue expenses	11,093,281	8,949,376
Amortization	(5,903,197)	(7,093,322)
Increase	5,190,084	1,856,054

Balance, end of period	$75,627,101	$71,255,420

Our other assets as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025
Federal and state income taxes recoverable	$5,404,492	$5,890,172	$(485,680)
Advances to mortgage loan originator	4,568,833	4,722,878	(154,045)
Accrued management fee	1,010,722	498,389	512,333
Lease asset - right to use	821,512	924,201	(102,689)
Other receivables, prepaid assets and deposits	185,909	138,254	47,655
Notes receivable	12,137	14,791	(2,654)
Receivable for securities	1,292	-	1,292
Total other assets	$12,004,897	$12,188,685	$(183,788)

There was a $485,680 decrease in federal and state income taxes recoverable primarily due to receiving a federal income tax refund of $1,817,859 for the tax year 2023.

There was a $154,045 decrease in advances to one mortgage loan originator who acquires residential mortgage loans for our life companies.

There was a $512,333 increase in accrued management fees for managing mortgage loans for a third party.

Our liabilities as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025

Policy liabilities
Policyholders' account balances	$457,106,470	$417,120,647	$39,985,823
Future policy benefits	149,344,958	149,228,807	116,151
Policy claims	2,783,473	3,143,579	(360,106)
Other policy liabilities	311,468	244,081	67,387
Total policy liabilities	609,546,369	569,737,114	39,809,255
Funds withheld under coinsurance agreement	13,186,913	20,001,969	(6,815,056)
Deferred federal income taxes	6,686,822	6,584,494	102,328
Other liabilities	5,970,258	6,288,104	(317,846)
Total liabilities	$635,390,362	$602,611,681	$32,778,681

The increase and decrease in policyholders’ account balances for the nine months ended September 30, 2026 and 2025, respectively, are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Policyholders' account balances, beginning	$417,120,647	$431,190,092
Deposits	68,172,933	22,993,904
Withdrawals	(50,671,078)	(52,745,064)
Change in funds withheld under coinsurance agreement	7,497,415	8,868,556
Interest credited	14,986,553	14,382,254
Increase (decrease)	39,985,823	(6,500,350)
Policyholders' account balances, ending	$457,106,470	$424,689,742

The $116,151 increase in future policy benefits during the nine months ended September 30, 2026 is primarily related to the production of new life insurance policies and the aging of existing policies an additional year.

The $6,815,056 decrease in funds withheld under coinsurance agreement is due to 2026 surrenders of coinsured annuity contracts under coinsurance agreement with an offshore annuity and life insurance company.

The $102,328 increase in deferred federal income taxes during the nine months ended September 30, 2026 was due to $924,921 of operating deferred federal tax and $822,593 of decreased deferred federal income taxes on the unrealized appreciation of fixed maturity securities and preferred stock available-for-sale and other long-term investments securities available-for-sale.

Our other liabilities as of September 30, 2026 and December 31, 2025 are summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025
Suspense accounts payable	$2,756,907	$568,025	$2,188,882
Lease liability	821,512	924,201	(102,689)
Mortgage loans suspense	777,703	3,179,575	(2,401,872)
Unclaimed funds	672,899	658,404	14,495
Accrued expenses payable	623,000	687,000	(64,000)
Unearned investment income	206,207	169,315	36,892
Accounts payable	70,710	113,285	(42,575)
Guaranty fund assessments	55,000	55,000	-
Deferred revenue	-	19,250	(19,250)
Other payables, withholdings and escrows	(13,680)	(85,951)	72,271
Total other liabilities	$5,970,258	$6,288,104	$(317,846)

The decrease in mortgage loan suspense of $2,401,872 is primarily due to timing of principal loan payments on mortgage loans.

The $2,188,882 increase in suspense accounts payable is due to increased deposits on policy applications that had not been issued as of the financial reporting date.

Liquidity and Capital Resources

Our operations have been financed primarily through the private placement of equity securities and intrastate public stock offerings. Through September 30, 2026, we have received $27,119,480 from the sale of our shares.

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

As of September 30, 2026, we had cash and cash equivalents totaling $45,269,093. As of September 30, 2026, cash and cash equivalents of $15,383,883 and $21,224,154, respectively, totaling $36,608,037 were held by TLIC and FBLIC, respectively and may not be available for use by FTFC due to the required pre-approval by the Oklahoma Insurance Department of any dividend or intercompany transaction to transfer funds to FTFC. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year.

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

The Company maintains cash and cash equivalents at multiple institutions. The Federal Deposit Insurance Corporation insures interest and non-interest bearing accounts up to $250,000. Uninsured balances aggregate $39,569,483 and $34,131,790 as of September 30, 2026 and December 31, 2025, respectively. Other funds are invested in mutual funds that invest in U.S. government securities. We monitor the solvency of all financial institutions in which we have funds to minimize the exposure for loss. The Company has not experienced any losses in such accounts.

Our cash flows for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Net cash provided by operating activities	$31,258,710	$26,640,347	$4,618,363
Net cash used in investing activities	(42,987,899)	(28,378,348)	(14,609,551)
Net cash provided by (used in) financing activities	17,501,855	(29,751,160)	47,253,015
Increase (decrease) in cash and cash equivalents	5,772,666	(31,489,161)	37,261,827
Cash and cash equivalents, beginning of period	39,496,427	64,344,122	(24,847,695)
Cash and cash equivalents, end of period	$45,269,093	$32,854,961	$12,414,132

The cash provided by operating activities for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(Unaudited)
	Nine Months Ended September 30,		Amount Change
	2026	2025	2026 less 2025
Premiums collected	$34,247,471	$32,449,430	$1,798,041
Net investment income collected	24,242,415	22,916,159	1,326,256
Service fees and other income collected	1,916,932	3,898,015	(1,981,083)
Death benefits paid	(12,383,505)	(10,920,276)	(1,463,229)
Surrenders paid	(2,495,694)	(2,389,449)	(106,245)
Dividends and endowments paid	(355,972)	(339,707)	(16,265)
Commissions paid	(11,381,152)	(8,816,120)	(2,565,032)
Other underwriting, insurance and acquisition expenses paid	(10,356,246)	(8,762,176)	(1,594,070)
Taxes paid	(34,873)	(2,867,915)	2,833,042
(Increased) decreased advances to mortgage loan originator	154,046	(311,202)	465,248
Increased (decreased) deposits of pending policy applications	2,188,882	(2,234,898)	4,423,780
Decreased funds under coinsurance agreement	8,251,812	8,397,494	(145,682)
Decreased mortgage loan suspense	(2,401,872)	(4,081,477)	1,679,605
Other	(333,534)	(297,531)	(36,003)
Net cash provided by operating activities	$31,258,710	$26,640,347	$4,618,363

Please see the statements of cash flows for the nine months ended September 30, 2026 and 2025 for a summary of the components of net cash used in investing activities and net cash provided by financing activities.

Our shareholders’ equity as of September 30, 2026 and December 31, 2025 is summarized as follows:

	(Unaudited)		Amount Change
	September 30, 2026	December 31, 2025	2026 less 2025

Shareholders' equity
Class A common stock, par value $.01 per share (40,000,000 shares authorized as of September 30, 2026 and December 31, 2025, 9,631,920 issued as of September 30, 2026 and December 31, 2025, 9,333,404 outstanding as of September 30, 2026 and December 31, 2025)	$96,319	$96,319	$-
Class B common stock, par value $.01 per share (10,000,000 shares authorized, 101,102 issued and outstanding as of September 30, 2026 and December 31, 2025)	1,011	1,011	-
Additional paid-in capital	43,668,023	43,668,023	-
Treasury stock, at cost (298,516 shares as of September 30, 2026 and December 31, 2025)	(979,369)	(979,369)	-
Accumulated other comprehensive income	5,406,041	8,500,556	(3,094,515)
Accumulated earnings	40,413,340	35,286,058	5,127,282
Total shareholders' equity	$88,605,365	$86,572,598	$2,032,767

The increase in shareholders’ equity of $2,032,767 for the nine months ended September 30, 2025 is due to $5,127,282 in net income and $3,094,515 decrease in accumulated other comprehensive income.

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

We are subject to various market risks. The quality of our investment portfolio and the current level of shareholders’ equity continue to provide a sound financial base as we strive to expand our marketing to offer competitive products. Our investment portfolio had unrealized investment gains (losses) from fixed maturity securities, preferred stock and other long-term investments of ($20,336,619) and ($6,113,632) as of September 30, 2026 and December 31, 2025, respectively, prior to the impact of income taxes and deferred acquisition cost adjustments. An increase of $14,175,521 in unrealized losses arising for the nine months ended September 30, 2026 has been impacted by 2026 net realized investment gains of $47,466 originating from the sale and call activity for fixed maturity securities available-for-sale resulting in net unrealized investment losses from fixed maturity securities, preferred stock and other long-term investments of $14,222,987.

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

As of September 30, 2026, cash and cash equivalents, short-term investments, the fair value of fixed maturity available-for-sale securities with maturities of less than one year and the fair value of lottery receivables with maturities of less than one year equaled 10.1% of total policy liabilities. If interest rates rise significantly in a short time frame, there can be no assurance that the life insurance industry, including the Company, would not experience increased levels of surrenders and reduced sales, and thereby be materially adversely affected.

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

Effective January 1, 2019, the Company entered into a revised advance agreement with one loan originator. As of September 30, 2026, the Company has outstanding advances to this loan originator totaling $4,568,833. The advances are secured by $8,632,935 of residential mortgage loans on real estate that are assigned to the Company. The Company has committed to fund up to an additional $2,431,167 to the loan originator that would result in additional security in the form of residential mortgage loans on real estate to be assigned to the Company.

Effective January 1, 2019, the Company also entered into a revised escrow agreement with the same loan originator. According to the revised terms of the escrow agreement, as of September 30, 2026, $1,012,490 of additional and secured residential mortgage loan balances on real estate are held in escrow by the Company.  As of September 30, 2026, $1,004,077 of that escrow amount is available to the Company as additional collateral on $4,568,833 of advances to the loan originator. The remaining September 30, 2026 escrow amount of $8,413 is available to the Company as additional collateral on its investment of $1,682,591 in residential mortgage loans on real estate.

We are not aware of any commitments or unusual events that could materially affect our capital resources. We are not aware of any current recommendations by any regulatory authority which, if implemented, would have a material adverse effect on our liquidity, capital resources or operations. We believe that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to fund our anticipated operating expenses.

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

Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST TRINITY FINANCIAL CORPORATION
an Oklahoma corporation

November 13, 2026	By:	/s/ Gregg E. Zahn
Gregg E. Zahn, President and Chief Executive Officer

November 13, 2026	By:	/s/ Jeffrey J. Wood
Jeffrey J. Wood, Chief Financial Officer